Form 10-Q
period 2015-09-30
Wave Life Sciences Ltd.
filed 2015-12-17
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-37627

WAVE LIFE SCIENCES LTD.

(Exact name of registrant as specified in its charter)

Singapore	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Cross Street #10-00, PWC Building Singapore 048424	+65 6236 3388
(Address of principal executive offices)	(Registrant’s telephone number)

WAVE Life Sciences Pte. Ltd.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding ordinary shares of the registrant as of December 17, 2015 was 21,551,423.

WAVE LIFE SCIENCES LTD.

QUARTERLY REPORT ON FORM 10-Q

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, such statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about our ability to fund our working capital requirements; our success, cost and timing of our product development activities and future clinical trials; the timing of and our ability to obtain and maintain regulatory approvals for any of our product candidates; our ability to identify and develop new product candidates; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy; our use of proceeds from our initial public offering; our ability to develop sales and marketing capabilities; our estimates regarding future expenses and needs for additional financing; our ability to identify, recruit and retain key personnel; our financial performance; and developments and projections relating to our competitors in the industry. You should refer to the “Risk Factors” section of this Quarterly Report to Form 10-Q and in our other filings with the Securities and Exchange Commission for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, these statements should not be regarded as representations or warranties by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

As used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise indicates, references to “WAVE,” the “Company,” “we,” “our,” “us” or similar terms refer to WAVE Life Sciences Ltd. and our wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WAVE LIFE SCIENCES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current Assets:
Cash	$66,040	$1,048
Accounts receivable	—	200
Prepaid expenses and other current assets	147	103
Deferred tax assets	64	64
Deferred offering costs	1,736	72

Total current assets	67,987	1,487
Property and equipment, net	1,954	1,269
Deferred tax assets	—	182
Restricted cash	1,055	—

Total assets	$70,996	$2,938

Liabilities, Series A and B preferred shares and shareholders’ (deficit) equity
Current Liabilities:
Accounts payable	$2,875	$125
Accrued expenses and other current liabilities	537	605
Deferred revenue	—	152
Current portion of capital lease obligation	62	—

Total current liabilities	3,474	882
Long-term liabilities:
Capital lease obligation, net of current portion	94	—
Other liabilities	31	29

Total long-term liabilities	125	29

Total liabilities	$3,599	$911

Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at September 30, 2015	7,874	—
Series B preferred shares, no par value, 5,334,892 and no shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	62,643	—
Shareholders’ (deficit) equity:
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at December 31, 2014	—	7,874
Ordinary shares, no par value; 9,223,405 and 4,263,472 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	22,446	9,973
Additional paid-in capital	2,368	—
Accumulated other comprehensive income	43	56
Accumulated deficit	(27,977)	(15,876)

Total shareholders’ (deficit) equity	(3,120)	2,027

Total liabilities, Series A and B preferred shares, and shareholders’ (deficit) equity	$70,996	$2,938

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$—	$—	$152	$—

Operating expenses:
Research and development	2,132	585	5,589	1,672
General and administrative	2,858	769	6,647	1,942

Total operating expenses	4,990	1,354	12,236	3,614

Loss from operations	(4,990)	(1,354)	(12,084)	(3,614)
Other income (expense):
Interest income (expense), net	25	—	10	(12)
Other, net	112	25	155	240

Total other income (expense), net	137	25	165	228

Loss before income tax provision	(4,853)	(1,329)	(11,919)	(3,386)
Income tax provision	(83)	(34)	(182)	(94)

Net loss	$(4,936)	$(1,363)	$(12,101)	$(3,480)

Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.54)	$(0.32)	$(1.36)	$(0.92)

Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	9,223,405	4,263,472	8,895,660	3,792,841

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(4,936)	$(1,363)	$(12,101)	$(3,480)
Other comprehensive income (loss):
Foreign currency translation	9	(50)	(13)	(136)

Comprehensive loss	$(4,927)	$(1,413)	$(12,114)	$(3,616)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONDENSED CONSOLIDATED STATEMENT OF SERIES A AND B PREFERRED SHARES AND SHAREHOLDERS’

(DEFICIT) EQUITY

(In thousands, except share and per share amounts)

(unaudited)

	Series A Preferred Shares		Series B Preferred Shares		Series A Preferred Shares		Ordinary Shares		Additional	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In-Capital	Income (Loss)	Deficit	(Deficit) Equity
Balance as of December 31, 2014	—	$—	—	$—	3,901,348	$7,874	4,263,472	$9,973	$—	$56	$(15,876)	$2,027
Issuance of ordinary shares, net of issuance costs of $169	—	—	—	—	—	—	4,769,077	11,631	—	—	—	11,631
Stock-based compensation	—	—	—	—	—	—	190,856	842	2,368	—	—	3,210
Issuance of Series B preferred, net of issuance costs of $3,357	—	—	5,334,892	62,643	—	—	—	—	—	—	—	—
Reclassification of Series A preferred shares	3,901,348	7,874	—	—	(3,901,348)	(7,874)	—	—	—	—	—	(7,874)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	—	—	—	—	(12,101)	(12,101)

Balance as of September 30, 2015	3,901,348	$7,874	5,334,892	$62,643	—	$—	9,223,405	$22,446	$2,368	$43	$(27,977)	$(3,120)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(12,101)	$(3,480)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	462	195
Share-based compensation expense	3,210	—
Deferred rent	(4)	(4)
Loss on disposal of property and equipment	—	7
Deferred income taxes	182	94
Changes in operating assets and liabilities:
Accounts receivable	193	68
Prepaid expenses and other current assets	(40)	5
Accounts payable	2,464	57
Accrued expenses and other current liabilities	(73)	(136)
Deferred revenue	(152)	—

Net cash used in operating activities	(5,859)	(3,194)

Cash flows from investing activities
Increase in restricted cash	(1,055)	—
Proceeds from government grant reimbursements for property and equipment	3	314
Purchase of property and equipment	(887)	(562)

Net cash used in investing activities	(1,939)	(248)

Cash flows from financing activities
Proceeds from issuance of ordinary shares, net of offering costs	11,631	5,585
Proceeds from issuance of Series B preferred shares, net of offering costs	62,643	—
Proceeds from government grant	112	34
Costs associated with initial public offering	(1,417)	—
Payments on capital lease obligation	(112)	—

Net cash provided by financing activities	72,857	5,619

Effect of foreign exchange rates on cash	(67)	(127)

Net increase in cash	64,992	2,050
Cash at beginning of period	1,048	439

Cash at end of period	$66,040	$2,489

Supplemental disclosure of cash flow information:
Conversion of related party notes payable into ordinary and Series A preferred shares	$—	$9,602

Reclassification of Series A preferred shares from permanent equity to temporary equity	$7,874	$—

Equipment acquired for capital lease obligation	$268	$—

Increase in accounts payable for initial public offering costs	$319	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WAVE Life Sciences Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except for share and per share amounts)

1. THE COMPANY

Organization

WAVE Life Sciences Ltd. (together with its subsidiaries, “WAVE” or the “Company”) is a preclinical biopharmaceutical company with an innovative and proprietary synthetic chemistry drug development platform that the Company is using to design, develop and commercialize a broad pipeline of first-in-class or best-in-class nucleic acid therapeutic candidates. The Company is initially developing nucleic acid therapeutics that target genetic defects to either reduce the expression of disease-promoting proteins or transform the production of dysfunctional mutant proteins into the production of functional proteins.

The Company was incorporated in Singapore on July 23, 2012 and has its principal office in Boston, Massachusetts. The Company was incorporated with the purpose of combining two commonly held companies, WAVE Life Sciences USA, Inc. (“WAVE USA”), a Delaware corporation (formerly Ontorii, Inc.), and WAVE Life Sciences (Japan) (“WAVE Japan”), a company organized under the laws of Japan (formerly Chiralgen., Ltd.), which occurred on September 12, 2012.

The Company was created through the combination of entities that were under the common control of Shin Nippon Biomedical Laboratories Ltd. (“SNBL”) both prior to and immediately following the Company’s incorporation. Since the entities represent the combination of entities under common control, generally accepted accounting principles in the United States (“U.S. GAAP”) require the presentation of the combined companies as if they have always been combined entities. Therefore, on the date of incorporation, the Company recognized the assets and liabilities of WAVE USA and WAVE Japan at the carrying amounts of the assets and liabilities as recorded in the standalone financial statements of the respective companies on that date.

The Company’s primary activities since inception have been conducting research and experimental development of biotechnology and chemicals, conducting preclinical testing, recruiting personnel, and raising capital to support development activities.

Initial Public Offering

On November 16, 2015, the Company completed an initial public offering of its ordinary shares, in which the Company issued and sold 6,375,000 ordinary shares at a price to the public of $16.00 per share. On December 4, 2015, the Company issued an additional 618,126 ordinary shares at a price of $16.00 per share pursuant to a partial exercise of the underwriters’ over-allotment option. The aggregate net proceeds to the Company from the initial public offering, inclusive of the over-allotment exercise, were approximately $100,458 after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Upon the listing of the Company’s ordinary shares on the NASDAQ Global Market on November 11, 2015, all of the outstanding Series B preferred shares of the Company automatically converted into 5,334,892 of the Company’s ordinary shares.

Risks and Uncertainties

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. The Company’s therapeutic programs will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercialization of any product candidates. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance-reporting capabilities. The Company’s therapeutic programs are currently in the development or discovery stage. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants.

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in conformity with U.S. GAAP and in U.S. dollars.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except for share and per share amounts)

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2014, and the notes thereto, which are included in the Company’s final prospectus for the Company’s initial public offering filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on November 12, 2015, have had no material changes during the nine months ended September 30, 2015, except as noted below.

Unaudited Interim Financial Data

The accompanying interim condensed consolidated balance sheet as of September 30, 2015, the related interim condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2014, the related interim condensed consolidated statement of Series A and B preferred shares and shareholders’ (deficit) equity for the nine months ended September 30, 2015, the related interim condensed consolidated cash flows for the nine months ended September 30, 2015 and 2014 and the related interim information contained within the notes to the consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2015 and 2014 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position at September 30, 2015 and the consolidated results of its operations, and comprehensive loss for the three and nine months ended September 30, 2015 and 2014 and the consolidated results of its cash flows for the nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or any other interim period or future year or period.

Share Splits

The Company’s board of directors and shareholders approved a 50-for-1 forward share split of the Company’s outstanding ordinary and Series A preferred shares effective November 18, 2014. Additionally, on November 1, 2015, the Company’s board of directors and shareholders approved a 4.0415917-for-1 forward share split of the Company’s issued and outstanding ordinary shares, Series A preferred shares and Series B preferred shares. All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the share splits.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to the valuation of its Series A preferred shares on conversion of the related party notes payable, the valuation of the Company’s ordinary shares, the assumptions used to determine the fair value share-based awards, the valuation allowance required for the Company’s deferred tax assets, and determining uncertain tax positions and the related liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on developing its proprietary synthetic chemistry platform to develop and commercialize a broad pipeline of nucleic acid-based therapeutics.

Foreign Currency Translation

The functional currency of the Company’s Japanese subsidiary is the Japanese Yen and the Company’s Singapore entity is the U.S. dollar. Assets and liabilities of WAVE Japan are translated at period end exchange rates while revenues and expenses are translated at average exchange rates for the period. Intercompany loans that are not expected to be settled in the foreseeable future are translated at the historical rate for the date of each capital transaction. Net unrealized gains and losses from foreign currency translation are reflected as accumulated other comprehensive income within shareholders’ (deficit) equity. Gains and losses on foreign currency transactions are included in the consolidated statements of operations within other, net.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except for share and per share amounts)

Fair Value of Financial Instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. The fair value hierarchy is a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the financial instrument and are developed based on the information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The hierarchy defines three levels of valuation inputs:

Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date of identical, unrestricted assets.

Level 2—Quoted prices for similar assets, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. Level 2 includes investments valued at quoted prices adjusted for legal or contractual restrictions specific to the security.

Level 3—Pricing inputs are unobservable for the asset, that is, inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset. Level 3 includes private investments that are supported by little or no market activity.

There were no financial instruments recorded at fair value as of September 30, 2015 and December 31, 2014. The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities.

Concentration of Credit Risk

Cash is a financial instrument that potentially subjects the Company to concentration of credit risk. The Company uses eight financial institutions to maintain its cash, all of which are high quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company has no financial instruments with off-balance sheet risk of loss.

Restricted Cash

Restricted cash consists primarily of cash placed in a separate restricted bank account as required under the terms of the Company’s lease arrangement for its Cambridge, Massachusetts facility. There was no restricted cash as of December 31, 2014.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in shareholders’ equity as a reduction to the carrying value of the shares issued.

As of September 30, 2015 and December 31, 2014 the Company had recorded $1,736 and $72, respectively, of deferred offering costs in contemplation of the initial public offering. On November 16, 2015, the Company reclassified all of its deferred offering costs to additional paid in capital as a reduction of the proceeds from the initial public offering.

Revenue Recognition

Collaboration Agreement

The Company had a collaboration agreement with a third party, which was entered into in late 2014 and terminated in May 2015. The Company was entitled to a non-refundable upfront amount of $152 related to research and development services performed under the agreement. The upfront fee was billed in 2014 and collected in early 2015. The Company recorded its right to the upfront payment as accounts receivable and deferred revenue at December 31, 2014. Upon receipt of the non-refundable payment, the Company began recognizing the upfront fee on a straight-line basis over the service period. Upon termination of the agreement, the Company recognized the remainder of the upfront fee. Revenue recognized under the agreement was $0 for the three months ended September 30, 2015 and 2014, and $152 and $0 for the nine months ended September 30, 2015 and 2014, respectively. There have been no other revenue generating activities from collaboration or license agreements entered into by the Company since its formation and through the three and nine months ended September 30, 2015 and the year ended December 31, 2014.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except for share and per share amounts)

Product Revenue

The Company has had no product revenue to date.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs include salaries, share-based compensation and benefits of employees, third-party license fees and other operational costs related to the Company’s research and development activities, including allocated facility-related expenses and external costs of outside vendors engaged to conduct preclinical studies and other research and development activities. Costs associated with licenses of technology and patent costs are expensed as incurred and are generally included in research and development expense in the consolidated statement of operations.

Government Grants

The Company has applied for reimbursement of expenditures with the Japanese government for certain qualified operating or capital expenditures. The Company recognizes government grants when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received.

Government grants for research and development efforts are recorded as grant income and classified in other, net in the consolidated statements of operations. Government grants related to reimbursements of capital expenditures are recognized as a reduction of the basis of the asset and recognized in the consolidated statements of operations over the estimated useful life of the depreciable asset as reduced depreciation expense.

The Company recognized other income of $111 and $26 for the three months ended September 30, 2015 and 2014, respectively, and $155 and $134 for the nine months ended September 30, 2015 and 2014, respectively, which is included in the consolidated statements of operations.

The Company recorded reimbursable capital expenditures of $0 for the three months ended September 30, 2014 and 2014, respectively, and $3 and $249 for the nine months ended September 30, 2015 and 2014 respectively, for which a reduction in the basis of the assets purchased was recorded in the consolidated balance sheets.

Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which requires unrecognized tax benefits to be presented as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The guidance was effective for fiscal years and interim periods within those years beginning after December 15, 2013 for public entities with early adoption permitted in 2013. The Company elected to early adopt ASU 2013-11 in 2013.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities. The amendments in this update removed all incremental financial reporting requirements, including inception-to-date information and certain other disclosures currently required under U.S. GAAP, in the financial statements of development stage companies. The amendments are effective for annual reporting periods beginning after December 15, 2014 and interim reporting periods beginning after December 15, 2015. Early adoption is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company elected to early adopt this guidance in 2014 and, therefore, has not presented inception-to-date disclosures in its consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes most of the existing guidance on revenue recognition in ASC Topic 605, Revenue Recognition. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In applying the revenue model to contracts within its scope, an entity will need to (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. On July 9, 2015, the FASB extended the effective date of adoption of the standard to interim reporting periods within annual reporting periods beginning after December 15, 2017 (that is, beginning in the first interim period within the year of adoption). Early adoption of the standard is permitted for all entities for interim and annual periods beginning after December 15, 2016. The Company has not yet determined the impact of ASU 2014-09 on expected revenues.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except for share and per share amounts)

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern, on disclosure of uncertainties about an entity’s ability to continue as a going concern. This guidance addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) (“ASU 2015-02”), to address financial reporting considerations for the evaluation as to the requirement to consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2015. The Company is evaluating the impact of ASU 2015-02 and if early adoption is appropriate in future reporting periods.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years. The Company does not expect the impact of ASU 2015-03 to be material to its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not expect the impact of ASU 2015-17 to be material to its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	September 30, 2015	December 31, 2014
Furniture and equipment	$2,862	$2,331
Leasehold improvements	859	147

Total	3,721	2,478
Less accumulated depreciation and amortization	(1,767)	(1,209)

Property and equipment, net	$1,954	$1,269

Leasehold improvements made during the nine months ended September 30, 2015 consisted primarily of costs related to the Company’s newly leased office space in Cambridge, Massachusetts.

Depreciation and amortization expense was $284 and $91 for the three months ended September 30, 2015 and 2014, respectively, and $462 and $195 for the nine months ended September 30, 2015 and 2014, respectively.

Through September 30, 2015, the Company has not recognized any impairment charges.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except for share and per share amounts)

4. ACCRUED EXPENSES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2015	December 31, 2014
Accrued compensation	$131	$428
Other	406	177

Total accrued expenses and other current liabilities	$537	$605

5. SHARE CAPITAL

Ordinary Shares

The following represent the historical ordinary share transactions of the Company from January 1, 2014 through September 30, 2015:

•	In February 2014, the Company issued 2,263,291 ordinary shares to a third-party investor at $2.47 per share for net proceeds of $5,585.

•	In February 2014, holders of $9,602 of related party notes payable agreed to convert such notes into 2,365,139 Series A preferred shares and 1,515,596 ordinary shares.

•	In January 2015, the Company issued 4,769,077 ordinary shares to a third-party investor and an existing investor at $2.47 per share for net proceeds of $11,631.

•	In March 2015, the Company granted 190,856 fully-vested ordinary shares to an executive of the Company.

Series A Preferred Shares

The following represent the Series A preferred share transactions of the Company from January 1, 2014 through September 30, 2015:

•	In February 2014, holders of $9,602 of related party notes payable agreed to convert such notes into 2,365,139 Series A preferred shares and 1,515,596 ordinary shares.

•	In connection with the private placement of Series B preferred shares on August 14, 2015, holders of the Company’s preference shares agreed to rename the existing “preference shares” as “Series A preferred shares.” In addition, as further described below, the terms of the Series A preferred shares were amended to remove their right of first refusal and to provide for their right to convert on a one-for-one basis into an aggregate of 3,901,348 ordinary shares at any time at the election of the holder. The rights of the Series A preferred shares are identical to the ordinary shares other than: (1) no voting rights other than in limited circumstances, (2) the right to a non-cumulative dividend if and when declared by our board of directors and (3) the right to convert the Series A preferred shares at any time on a one-for-one basis into ordinary shares at the discretion of the holder. The Company’s shareholders, including holders of Series A preferred shares, entered into an investors’ rights agreement and a voting agreement with the Company in connection with the private placement. Pursuant to the terms of the voting agreement, investors who hold at least 1,212,477 shares of registerable securities, including holders of Series A preferred shares and Series B preferred shares, have a right to purchase certain new securities offered by the Company. Additionally, in the event of the sale of 50% or more of the voting power of the company or a deemed liquidation event, if the holders of at least a majority of the ordinary shares and the holders of 56% of the Series B preferred shares vote to a sale of the Company, they have the right to force the other shareholders, including the holders of Series A preferred shares, to agree to such a sale.

•	On September 28, 2015, the terms of the Series A preferred shares were further amended to provide that, upon the mandatory conversion of Series B preferred shares, the existing right of Series A preferred shares to a non-cumulative dividend if and when declared by our board of directors shall cease and be replaced by a liquidation preference consisting of $0.0024743 per Series A preferred share, or an aggregate of $10 based on the number of Series A preferred shares outstanding at the date of the amendment.

The Company has accounted for the September 28, 2015 amendment to the Series A preferred shares as a modification of the preferred shares based on upon a qualitative assessment of the amendment. The Company has not adjusted the carrying value of the Series A preferred shares since the fair value of the Series A preferred shares immediately prior and subsequent to the modification date resulted in an immaterial change in fair value.

The addition of the liquidation preference to the Series A preferred shares, however, resulted in the reclassification of the Series A preferred shares from permanent shareholders’ equity to temporary shareholders’ equity since the holders of the Series A preferred shares are entitled to a liquidation preference upon a deemed liquidation event, which is outside the control of the Company. In the event a deemed liquidation event were to occur, the Company would adjust the carrying value of the Series A preferred shares to their liquidation value, which amounts to $10 in the aggregate.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except for share and per share amounts)

Series B Preferred Shares

The following represents the historical Series B preferred share transactions of the Company from January 1, 2015 through September 30, 2015:

•	On August 14, 2015, the Company issued an aggregate of 5,334,892 Series B preferred shares at a purchase price of $12.37 per share to certain third-party investors for $62,643 of net proceeds.

Features of the Series B Preferred Shares

The Series B preferred shares have no par value and there is no authorized share capital under Singapore law. In the event of a liquidation, dissolution or winding up of, or a return of capital by the Company, the Series B preferred shares will rank above the holders of Series A preferred shares and ordinary shares and are therefore, entitled to a liquidation preference in the amount of the original per share amount paid of $12.37 per share, plus any declared plus unpaid dividends, if any. Since the redemption of the Series B preferred shares is outside the control of the Company, the Company has presented the Series B preferred shares as temporary equity. The rights, preferences, and privileges of the Series B preferred shares are as follows:

Dividends

Holders of Series B preferred shares are not entitled to any preferential dividends.

Liquidation

In the event of a liquidation, dissolution or winding up of, or a return of capital by the Company, the Series B preferred shares will rank above the holders of Series A preferred shares and ordinary shares and are therefore, entitled to a liquidation preference in the amount of the original per share amount paid of $12.37 per share, plus any declared plus unpaid dividends, if any.

Voting

Holders of the Series B preferred shares are entitled to vote at any general meeting.

Conversion

The Series B preferred shares are convertible on a one-for-one basis, subject to adjustment, into ordinary shares at the discretion of the holder and are mandatorily convertible upon the closing of the sale of Ordinary Shares to the public at a price per share of at least the Series B issue amount, in a firm-commitment underwritten public offering resulting in at least $50.0 million of gross proceeds to the Company or the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least 56% of the then issued Series B preferred shares. The Series B preferred shares were converted upon the closing of the Company’s initial public offering (Note 1).

Redemption

The Series B preferred shares are not redeemable.

Right of First Refusal

The Series B preferred shareholders are entitled to exercise a right of first refusal, a feature that dictates that in the case of a transfer by a specific shareholder (i) the Company, then (ii) the non-selling shareholder, and then (iii) any third party identified by the Company shall be entitled within a period of 60 days to serve a purchase notice to the selling shareholder requesting to sell to the Company or to the non-selling shareholder at the same price and terms as those offered by the prospective purchaser.

6. SHARE-BASED COMPENSATION

Adoption of Equity Incentive Plan

In December 2014, the Company’s board of directors adopted the WAVE Life Sciences Ltd. 2014 Equity Incentive Plan (the “2014 Plan”), and reserved 1,763,714 ordinary shares for issuance under this plan.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except for share and per share amounts)

2014 Plan Activity

In March and August 2015, the Company’s board of directors approved an increase in the number of ordinary shares issuable under the 2014 Plan to 2,498,597 and 3,555,774 shares, respectively. The 2014 Plan authorizes the board of directors or a committee of the board to grant incentive share options, non-qualified share options, or NQSOs, share appreciation rights and restricted awards to eligible employees, outside directors and consultants of the Company. As of September 30, 2015, 1,421,537 ordinary shares remained available for future grant.

During the nine months ended September 30, 2015, the Company granted options to purchase 1,943,381 ordinary shares to employees, directors and non-employees. The Company did not grant any share options as of December 31, 2014. The Company recorded share-based compensation expense of $725 and $3,210, during the three and nine months ended September 30, 2015, respectively, of which $278 and $1,171 related to equity-classified options granted to non-employees. The Company did not have any share-based compensation expenses in 2014. Options generally vest over a period of three or four years, and options that lapse or are forfeited are available to be granted again. The contractual life of all options is ten years. The Company measures and records the value of options granted to non-employees over the period of time services are provided and, as such, unvested portions are subject to re-measurement at subsequent reporting periods.

Share option activity under the 2014 Plan is summarized as follows:

	Number of Shares (1)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (2)
Outstanding as of January 1, 2015	—	$—
Granted	1,943,381	$2.65

Outstanding as of September 30, 2015	1,943,381	$2.65	9.47	$75,106

Options exercisable as of September 30, 2015	587,170	$2.47	9.45	$22,797

Options vested and expected to vest as of September 30, 2015	1,904,609	$2.65	9.47	$73,618

(1)	Includes 547,502 options granted to non-employees during March 2015.
(2)	The aggregate intrinsic value of options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares for those share options that had exercise prices lower than the fair value of the ordinary shares as of the end of the period.

As of September 30, 2015, the unrecognized compensation cost related to outstanding options was $3,396 for employees and $2,639 for non-employees and is expected to be recognized as expense over a weighted-average period of approximately 2.57 years. For the nine months ended September 30, 2015 and 2014, the weighted-average grant date fair value per granted option was $5.02 and $0.

In March 2015, the Company granted 190,856 fully-vested ordinary shares to an executive of the Company, and the Company recorded compensation expense in the amount of $842.

Share-based compensation expense for the three and nine months ended September 30, 2015 was classified in the consolidated statements of operations as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Research and development expenses	$476	$1,657
General and administrative expenses	242	1,553

Total share-based compensation	$718	$3,210

7. OPERATING LEASES

2015 Cambridge, MA Lease

In April 2015, the Company entered into a lease agreement for an office and laboratory facility in Cambridge, Massachusetts. The lease term commenced in October 2015 and has a term of 7.5 years with a five year renewal option to extend the lease. In connection with signing the lease, the Company issued the lessor a letter of credit in the amount of $1,000, which is recorded as restricted cash on the consolidated balance sheets at September 30, 2015. Future minimum lease payments as of September 30, 2015 amounted to $200 in 2015, $834 in 2016, $1,030 in 2017, $1,321 in 2018, $1,360 in 2019 and $4,711 thereafter.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except for share and per share amounts)

2015 Boston, MA Lease Termination

On September 22, 2015, the Company terminated its sublease with SNBL for duplicate corporate office space, and exited the premises on October 2, 2015. In connection with the termination, the Company agreed to guarantee SNBL certain obligations of the unrelated third party (sub-lessee) who entered into a sublease agreement with SNBL effective October 2, 2015. The guarantee provides that in the event the sub-lessee does not meet its lease obligations to SNBL, then the Company will make the required payments. The guarantee agreement is effective through August 2019, when the final lease payments are due. The Company simultaneously entered into an indemnification agreement with the sub-lessee to indemnify the Company for any costs incurred under the guaranty made by the Company to SNBL. The maximum amount of the guarantee over the three year and six month sublease period would be $600, exclusive of any indemnification from the sub-lessee.

The Company recorded approximately $190 of additional depreciation during the third quarter ended September 30, 2015 in connection with the termination of the agreement and expects to recognize approximately $91 of additional costs in connection with the exit from the premises in the fourth quarter of 2015.

8. NET LOSS PER ORDINARY SHARE

The Company applies the two-class method to calculate its basic and diluted net loss per share attributable to ordinary shareholders, as its Series A preferred shares are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to ordinary shareholders. However, for the periods presented, the two-class method does not impact the net loss per ordinary share as the Company was in a net loss position for each of the periods presented and holders of Series A preferred shares and Series B preferred shares do not participate in losses.

Basic loss per share is computed by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares used in computing net loss per share attributable to ordinary shareholders.

The Company’s potentially dilutive shares, which include outstanding share options to purchase ordinary shares, Series A preferred shares, and Series B preferred shares, are considered to be ordinary share equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following potential ordinary shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2015	2014
Options to purchase ordinary shares	1,943,381	—
Series A preferred shares	3,901,348	—
Series B preferred shares	5,334,892	—

9. INCOME TAXES

The Company is a multi-national company subject to taxation in the United States, Japan and Singapore. During the three months ended September 30, 2015 and 2014, the Company recorded a tax provision of $83 and $34, respectively. During the nine months ended September 30, 2015 and 2014, the Company recorded a tax provision of $182, and $94, respectively, all of which are a result of income taxed in the United States for each respective period. During the three and nine months ended September 30, 2015 and 2014, the Company recorded no income tax benefits for the net operating losses incurred in Japan, due to its uncertainty of realizing a benefit from those items.

The Company’s reserves related to taxes and its accounting for uncertain tax positions are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more-likely-than-not to be realized following resolution of any potential contingencies present related to the tax benefit.

As discussed in Note 2, the Company early adopted ASU 2013-11 and therefore unrecognized tax benefits related to net operating losses are netted against the related deferred tax asset. The Company believes it is reasonably possible that approximately $700 of its unrecognized tax benefits may decrease by the end of 2015 as a result of the Company’s intention to amend its tax filings for transfer pricing in prior years. The impact of the reversal of the uncertain tax benefit will reduce the net operating loss carryforwards in the United States.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except for share and per share amounts)

10. RELATED PARTIES

The Company had the following related party transactions for the periods presented in the accompanying consolidated financial statements, which have not otherwise been discussed in these notes to the consolidated financial statements:

•	The Company had cash of $100 and $17 at September 30, 2015 and December 31, 2014, respectively, in depository accounts with one of its investors, who became an investor in February 2014.

•	Pursuant to the terms of a service agreement previously held with SNBL, a related party, the Company paid SNBL $3 and $26 in the three months ended September 30, 2015 and 2014, respectively, and $12 and $71 in the nine months ended September 30, 2015 and 2014, respectively, for accounting and administrative services provided to the Company and its affiliates.

•	In February 2014 and in connection with the issuance of 2,263,291 ordinary shares to a third party investor, SNBL agreed to convert the outstanding principal and accrued interest due under the notes payable in the amount of $9,602 into 1,515,596 ordinary shares and 2,365,139 Series A preferred shares. No gain or loss was recognized on the transaction due to the related party nature of the transaction and because the fair value of the Series A preferred shares and ordinary shares was equal to the carrying value of the related party notes payable

•	In 2012, the Company entered into a consulting agreement with a shareholder for services in the capacity as a scientific advisor. The consulting agreement does not have a certain term and may be terminated by either party upon 14 days’ prior written notice. The Company pays the shareholder $13 per month and reimbursement for certain expenses.

•	The Company also has an informal consulting arrangement with a shareholder in the amount of 250 Japanese yen, or $2, per month, plus reimbursement of certain expenses, for scientific advisory services.

11. GEOGRAPHIC DATA

The Company’s long-lived assets consist of property and equipment and are located in the following geographical areas:

	September 30, 2015	December 31, 2014
Asia	$620	$745
United States	1,334	524

Total long-lived assets	$1,954	$1,269

12. SUBSEQUENT EVENTS

In October 2015, the Company’s board of directors approved an increase in the number of ordinary shares issuable under the 2014 Equity Incentive Plan by 1,508,770 shares to 5,064,544.

On November 5, 2015, the Company converted from a Singapore private limited company to a Singapore public limited company. In connection with this conversion, the Company changed its name from WAVE Life Sciences Pte. Ltd. to WAVE Life Sciences Ltd. All references to the Company have been changed to WAVE Sciences Ltd. in the accompanying consolidated financial statements and notes thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

Overview

We are a preclinical biopharmaceutical company with an innovative and proprietary synthetic chemistry drug development platform that we are using to design, develop and commercialize a broad pipeline of first-in-class or best-in-class nucleic acid therapeutic candidates. Nucleic acid therapeutics have the potential to address diseases that have been difficult to treat with small molecule drugs or biologics and have emerged as a large and promising class of drugs. We are initially developing nucleic acid therapeutics that target genetic defects to either reduce the expression of disease-promoting proteins or transform the production of dysfunctional mutant proteins into the production of functional proteins. Building upon the innovative work of our scientific founders, Gregory L. Verdine, Ph.D. and Takeshi Wada, Ph.D., our preclinical studies have demonstrated that our stereopure nucleic acid therapeutics may achieve superior drug properties as compared to mixture-based nucleic acid therapeutics. Our platform is designed to enable us to rationally design, optimize and manufacture stereopure nucleic acid therapeutics. Further, it has the potential to be used to design therapies that utilize any of the major molecular mechanisms employed by nucleic acid therapeutics, including antisense, ribonucleic acid interference, or RNAi, and exon skipping.

Our most advanced therapeutic programs are in Huntington’s disease, Duchenne muscular dystrophy, or DMD, and inflammatory bowel disease, or IBD. In Huntington’s disease, we have programs targeting HTT SNP-1 and HTT SNP-2; in DMD, we are targeting Exon 51; and in IBD, we are targeting SMAD7. We have selected lead product candidates in our programs targeting HTT SNP-1 and Exon 51, and we expect to select lead candidates in our HTT SNP-2 and SMAD7 programs in early 2016. We expect to file investigational new drug applications, or INDs, with the U.S. Food and Drug Administration, or FDA, for each of these candidates in 2016 and early 2017. We also have late-stage discovery programs in epidermolysis bullosa simplex, in which we are targeting KRT14 SNP-1 and KRT14 SNP-2, and in DMD, in which we are focused on an additional DMD target, AcRIIb. We expect to identify lead candidates for these programs in 2016. We believe that, based on our initial selection criteria of novel and fast-follower opportunities, our platform can potentially be used in the near-term to design treatments for approximately 25 other potential target indications, mostly consisting of orphan indications, with an initial focus on orphan neuromuscular and central nervous system disease targets.

Since our inception in 2012, we have devoted substantially all of our resources to developing an innovative and proprietary synthetic chemistry drug development platform that we are using to design, develop and commercialize nucleic acid therapeutic candidates, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations. To date, we have not generated any product revenue and we have primarily financed our operations through sales of our securities.

On November 16, 2015, we completed an initial public offering of our ordinary shares, in which we issued and sold 6,375,000 ordinary shares at a price to the public of $16.00 per share. On December 4, 2015, we issued an additional 618,126 ordinary shares at a price of $16.00 per share pursuant to a partial exercise of the underwriters’ over-allotment option. The aggregate net proceeds to us from our initial public offering, inclusive of the over-allotment exercise, were approximately $100.5 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss was $12.1 million and $3.5 million in the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, we had an accumulated deficit of $28.0 million and $15.9 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

Financial Operations Overview

Revenue

We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenue during the nine months ended September 30, 2015 consisted of a payment received for research and development services under an agreement that was terminated in May 2015. We are not a party to any other license or collaboration agreements that have generated revenue as of September 30, 2015.

Operating Expenses

Our operating expenses since inception have consisted primarily of research and development costs and general and administrative costs.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

•	expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research and preclinical activities on our behalf, as well as contract manufacturing organizations, or CMOs, that manufacture drug products for use in our preclinical trials;

•	employee salaries, benefits and other related costs, including share-based compensation expense, for personnel in our research and development organization;

•	costs of third-party consultants, including fees, share-based compensation and related travel expenses;

•	the cost of sponsored research, which includes laboratory supplies and facility-related expenses, including rent, maintenance and other operating costs; and

•	costs related to compliance with regulatory requirements.

We recognize research and development costs as incurred and are reflected in our financial statements as prepaid or accrued research and development expenses. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses.

Our primary research and development focus since inception has been the development of our innovative and proprietary synthetic chemistry drug development platform. We are using our platform to design, develop and commercialize a broad pipeline of nucleic acid therapeutic candidates.

Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of certain external costs, consultants and CROs in connection with our preclinical studies and regulatory fees. We do not allocate the cost of sponsored research, which includes laboratory supplies and facility-related expenses, including rent, maintenance and other operating costs, because these costs are deployed across multiple product programs under development and, as such, are classified as costs of our research.

The table below summarizes our research and development expenses incurred on our platform and by program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
HD HTT SNP-1 and HD HTT SNP-2 programs (1)	$54	$—	$268	$—
DMD Exon 51 program	81	—	268	—
IBD SMAD7 program	101	—	250	—
Discovery programs	151	—	354	—
Platform development and identification of potential drug discovery candidates	1,745	585	4,449	1,672

Total research and development expenses	$2,132	$585	$5,589	$1,672

(1)	Given the nature of program development for these programs, the costs incurred in such programs have been common to both programs and therefore are not subject to separability. We expect that upon the filing of an IND with respect to the lead product candidate in each such program and the initiation of clinical studies for each such candidate, the costs incurred for each such candidate will be separate and distinct.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we initiate clinical trials for certain product candidates, continue to discover and develop additional product candidates, and pursue later stages of clinical development of product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, bonus and other related costs, including share-based compensation, for personnel in our executive, finance, corporate and business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include rent and maintenance of our corporate offices; and other operating costs.

We anticipate that our general and administrative expenses will increase in the future, in the form of additional compensation, including salaries, benefits, incentive arrangements and share-based compensation awards, as we increase our headcount to support the expected growth in our research and development activities and the potential commercialization of our product candidates. Additionally, we expect our rent costs to increase as a result of the relocation of our U.S. operations to a new and expanded facility in the fourth quarter of 2015. We expect our rental costs to increase to $1.0 million for the year ended December 31, 2016. We also expect to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs.

We expect our general and administrative costs to increase as we attract and retain additional personnel.

Other Income (Expense)

Other income (expense) consists of reimbursement of research and development costs extent under a research and development grant awarded by the Ministry of Economy, Trade and Industry, or METI, interest expense associated with notes payable that were converted in 2014, and interest income on cash.

Income Taxes

We are a multi-national company subject to taxation in the United States, Japan and Singapore. During the nine months ended September 30, 2015 and 2014, we recorded a tax provision of $0.2 million and $0.1 million, respectively, which is a result of income taxed in the United States due to income under a contract research arrangement between our U.S. and Singapore entities. As of December 31, 2014, we had federal and state net operating loss carryforwards of $2.1 million and $2.4 million, respectively, both of which begin to expire in 2030. As of December 31, 2014, we also had federal and state research and development tax credit carryforwards of $0.4 million and $0.2 million, respectively, which will begin to expire in 2025. As of December 31, 2014, we had net operating loss carryforwards in Japan of $3.5 million, which may be available to offset future income tax liabilities and begin to expire in 2015.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. During the three and nine months ended September 30, 2015, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our final prospectus for our initial public offering filed pursuant to Rule 424(b) under the Securities Act with the SEC on November 12, 2015 and the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies with respect to income taxes and share-based compensation involve the most judgment and complexity.

Accordingly, we believe these identified policies are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014	Increase (Decrease)
Revenues	$—	$—	$—
Operating expenses
Research and development	2,132	585	1,547
General and administrative	2,858	769	2,089

Total operating expense	4,990	1,354	3,636

Loss from operations	(4,990)	(1,354)	(3,636)
Other income (expense), net	137	25	112

Loss before income taxes	(4,853)	(1,329)	(3,524)
Income tax provision	(83)	(34)	(49)

Net loss	$(4,936)	$(1,363)	$(3,573)

Revenue

There was no revenue for the three months ended September 30, 2015 and 2014.

Research and Development Expenses

The table below summarizes our research and development expenses incurred for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014	Increase
		(in thousands)
HD HTT SNP-1 and HD HTT SNP-2 programs (1)	$54	$—	$54
DMD Exon 51 program	81	—	81
IBD SMAD7 program	101	—	101
Discovery programs	151	—	151
Platform development and identification of potential drug discovery candidates	1,745	585	1,160

Total research and development expenses	$2,132	$585	$1,547

(1)	Given the nature of program development for these programs, the costs incurred in such programs have been common to both programs and therefore are not subject to separability. We expect that upon the filing of an IND with respect to the lead product candidate in each such program and the initiation of clinical studies for each such candidate, the costs incurred for each such candidate will be separate and distinct.

Research and development expenses were $2.1 million for the three months ended September 30, 2015, compared to $0.6 million for the three months ended September 30, 2014. The increase of $1.5 million was due, in part, to the following:

•	an increase of $0.1 million in research expenses related to our HD HTT SNP-1 and HD HTT SNP-2 programs for collaborations with Children’s Hospital of Philadelphia for preclinical research studies;

•	an increase of $0.1 million in research expenses related to our DMD Exon 51 program for collaborations with the University of Oxford for preclinical research studies;

•	an increase of $0.1 million in research expenses related to our IBD SMAD7 program for preclinical research studies; and

•	an increase of $0.2 million in drug discovery candidate expenses due to research related to our DMD AcRIIb, EBS KRT14 SNP-1 and EBS KRT14 SNP-2 programs and three potential other targets.

Platform development and identification of potential drug discovery candidates includes salary and related benefits costs, as well as costs associated with overall research directed at the identification of additional potential drug candidates.

The impact of changes in foreign currency did not have a significant impact on changes in our consolidated research and development and general and administrative expenses from the three months ended September 30, 2015 to the three months ended September 30, 2014.

General and Administrative Expenses

General and administrative expenses were $2.9 million for the three months ended September 30, 2015 compared to $0.8 million for the three months ended September 30, 2014. The increase of $2.1 million was primarily due to an increase in professional fees of $1.6 million due to our recent initial public offering and also in part due to an increase in share-based compensation expense of $0.2 million. The remaining increase of $0.3 million stemmed primarily from various general and administrative expenses related to salary and benefits increases due to increase in headcount.

The impact of changes in foreign currency did not have a significant impact on changes in our consolidated research and development and general and administrative expenses from the three months ended September 30, 2015 to the three months ended September 30, 2014.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2015 increased to $0.1 million from less than $0.1 million for the three months ended September 30, 2014 due to additional interest income during the three months ended September 30, 2015.

Income Tax Provision

During the three months ended September 30, 2015 and 2014, we recorded a tax provision of $0.1 million and less than $0.1 million, respectively, which is a result of income taxed in the United States due to income under a contract research arrangement between our U.S. and Singapore entities. During the three months ended September 30, 2015 and 2014, we recorded no income tax benefits for the net operating losses incurred in Japan and Singapore, due to uncertainty regarding future taxable income in these jurisdictions.

Comparison of Nine Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014	Increase (Decrease)
Revenue	$152	$—	$152
Operating expenses
Research and development	5,589	1,672	3,917
General and administrative	6,647	1,942	4,705

Total operating expense	12,236	3,614	8,622

Loss from operations	(12,084)	(3,614)	(8,470)
Other income (expense), net	165	228	(63)

Loss before income taxes	(11,919)	(3,386)	(8,533)
Income tax provision	(182)	(94)	(88)

Net loss	$(12,101)	$(3,480)	$(8,621)

Revenue

Revenue was $0.2 million for the nine months ended September 30, 2015 compared to $0.0 million for the nine months ended September 30, 2014 due to revenue earned for research and development performed under our collaboration agreement with a third party that we entered into in 2014 and terminated in May 2015.

Research and Development Expenses

The table below summarizes our research and development expenses incurred for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014	Increase
		(in thousands)
HD HTT SNP-1 and HD HTT SNP-2 programs (1)	$268	$—	$268
DMD Exon 51 program	268	—	268
IBD SMAD7 program	250	—	250
Discovery programs	354	—	354
Platform development and identification of potential drug discovery candidates	4,449	1,672	2,777

Total research and development expenses	$5,589	$1,672	$3,917

(1)	Given the nature of program development for these programs, the costs incurred in such programs have been common to both programs and therefore are not subject to separability. We expect that upon the filing of an IND with respect to the lead product candidate in each such program and the initiation of clinical studies for each such candidate, the costs incurred for each such candidate will be separate and distinct.

Research and development expenses were $5.6 million for the nine months ended September 30, 2015, compared to $1.7 million for the nine months ended September 30, 2014. The increase of $3.9 million was due, in part, to the following:

•	an increase of $0.3 million in research expenses related to our HD HTT SNP-1 and HD HTT SNP-2 programs for collaborations with Children’s Hospital of Philadelphia for preclinical research studies;

•	an increase of $0.3 million in research expenses related to our DMD Exon 51 program for collaborations with the University of Oxford for preclinical research studies;

•	an increase of $0.3 million in research expenses related to our IBD SMAD7 program for preclinical research studies; and

•	an increase of $0.4 million in drug discovery candidate expenses due to research related to our DMD AcRIIb, EBS KRT14 SNP-1 and EBS KRT14 SNP-2 programs and three potential other targets.

Platform development and identification of potential drug discovery candidates includes salary and related benefits costs, as well as costs associated with overall research directed at the identification of additional potential drug candidates. These expenses increased $2.8 million as a result of share-based compensation costs of $1.7 million and costs redirected to product and drug discovery candidates.

Research and development expenses incurred at our Japan facility in the nine months ended September 30, 2015 and 2014 represented 7.5% and 31.2% of the related consolidated expenses for the nine months ended September 30, 2015 and 2014, respectively. The impact of changes in foreign currency did not have a significant impact on changes in our consolidated research and development and general and administrative expenses from the nine months ended September 30, 2015 to the nine months ended September 30, 2014.

General and Administrative Expenses

General and administrative expenses were $6.6 million for the nine months ended September 30, 2015 compared to $1.9 million for the nine months ended September 30, 2014. The increase of $4.7 million was due to an increase in share-based compensation expense of $1.6 million as well as an increase in employee headcount, which primarily resulted from an increase in salary and related benefits costs of $0.4 million. Our professional fees increased $2.4 million in the nine months ended September 30, 2015 due to higher legal fees and accounting fees as we prepared for our initial public offering.

General and administrative expenses incurred at our Japan facility in the nine months ended September 30, 2015 and 2014 represented 6.4% and 9.6% of the related consolidated expenses for the nine months ended September 30, 2015 and 2014, respectively. The impact of changes in foreign currency did not have a significant impact on changes in our consolidated research and development and general and administrative expenses from the nine months ended September 30, 2015 to the nine months ended September 30, 2014.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2015 and 2014 was consistent at $0.2 million.

Income Tax Provision

During the nine months ended September 30, 2015 and 2014, we recorded a tax provision of $0.2 million and $0.1 million, respectively, which is a result of income taxed in the United States due to income under a contract research arrangement between our U.S. and Singapore entities. During the nine months ended September 30, 2015 and 2014, we recorded no income tax benefits for the net operating losses incurred in Japan and Singapore, due to uncertainty regarding future taxable income in these jurisdictions.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net losses. From our inception through September 30, 2015, we have financed our operations through private placements of our debt and equity securities. Through September 30, 2015, we have received net proceeds of $89.3 million from such transactions. We have presented our Series A and B preferred shares at September 30, 2015 as temporary equity since their redemption is outside the control of the Company. In connection with our initial public offering, the Series B preferred shares were converted to ordinary shares and the Series A preferred shares remained as temporary equity. In the event the Series A preferred shares were redeemed, the holders would be entitled to an aggregate liquidation value of approximately $10 thousand.

As of September 30, 2015, we had cash totaling $66.0 million and an accumulated deficit of $28.0 million and restricted cash of $1.0 million related to a letter of credit for our new office and laboratory space in Cambridge, Massachusetts.

On November 16, 2015, we completed an initial public offering of our ordinary shares, in which we issued and sold 6,375,000 ordinary shares at a price to the public of $16.00 per share. On December 4, 2015, we issued an additional 618,126 ordinary shares at a price of $16.00 per share pursuant to a partial exercise of the underwriters’ over-allotment option. The aggregate net proceeds to us from our initial public offering, inclusive of the over-allotment exercise, were approximately $100.5 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. In connection with the initial public offering, all of the outstanding Series B preferred shares automatically converted into 5,334,892 of our Company’s ordinary shares.

We expect that the cash resources we had on hand at September 30, 2015 along with the $91.3 million of net proceeds raised from our initial public offering will fund our operating expenses and capital expenditure requirements through at least 2017. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2015	2014
Cash used in operating activities	$(5,859)	$(3,194)
Cash used in investing activities	(1,939)	(248)
Cash provided by financing activities	72,857	5,619
Effect of foreign exchange rates of cash	(67)	(127)

Net increase in cash	$64,992	$2,050

Operating Activities

During the nine months ended September 30, 2015, operating activities used $5.9 million primarily resulting from our net loss of $12.1 million offset by non-cash charges of $3.8 million and by cash provided by changes in our operating assets and liabilities of $2.4 million. The non-cash charges for the nine months ended September 30, 2015 related primarily to an increase in share-based compensation of $3.2 million. Net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2015 was due primarily to an increase in accounts payable due to higher research and development costs, as well as the timing of payments.

During the nine months ended September 30, 2014, operating activities used $3.2 million of cash, resulting from our net loss of $3.5 million offset by non-cash charges of $0.3 million related primarily to depreciation and amortization associated with our property and equipment. There was little change in our operating assets and liabilities during the nine months ended September 30, 2014.

Investing Activities

During the nine months ended September 30, 2015, investing activities used $1.9 million of cash, consisting of restricted cash of $1.0 million primarily placed in favor of a letter of credit for our new office and laboratory space in Cambridge, Massachusetts along with purchases of property and equipment of $0.9 million.

During the nine months ended September 30, 2014, investing activities used $0.2 million of cash, primarily consisting of purchases of property and equipment of $0.5 million offset by reimbursements of $0.3 million from METI.

Financing Activities

During the nine months ended September 30, 2015, net cash provided by financing activities was $72.9 million, primarily from the issuance of Series B preferred shares for $62.6 million in August 2015 and the issuance of ordinary shares for $11.6 million in January 2015.

During the nine months ended September 30, 2014, net cash provided by financing activities was $5.6 million, primarily from the issuance of ordinary shares to investors.

Effect of Foreign Exchange Rates on Cash

During the nine months ended September 30, 2015, the effect of changes in foreign exchange rates on cash was less than $0.1 million due to minimal changes in the Japanese yen from December 31, 2013 to September 30, 2015.

During the nine months ended September 30, 2014, net cash provided by financing activities was $0.1 million due to minimal changes in the Japanese yen from December 31, 2013 to September 30, 2014.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities. In addition, we expect to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	file INDs and initiate clinical studies for our programs in Huntington’s disease, DMD and IBD;

•	conduct research and continue preclinical development of the discovery targets such as AcRIIb (DMD) and KRT14 (EBS), as well as other future potential pipeline candidates;

•	make strategic investments in manufacturing processes and formulations;

•	develop manufacturing capabilities through outsourcing and potentially build a scalable manufacturing facility;

•	maintain our intellectual property portfolio and consider the acquisition of complementary intellectual property; and

•	seek regulatory approvals for our product candidates.

We may experience delays or encounter issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

We expect that our existing cash together the net proceeds received from our recently completed initial public offering will enable us to fund our operating expenses and capital expenditure requirements through at least 2017. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of drug candidates or follow-on programs and because the extent to which we may enter into collaborations with third parties for development of product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development for our therapeutic programs. Our future capital requirements for our therapeutic programs will depend on many factors, including:

•	the progress and results of conducting research and continued preclinical development within our therapeutic programs and with respect to future potential pipeline candidates;

•	the cost of manufacturing clinical supplies of our product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates, although we currently have no commitments or agreements to complete any such transactions.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our product revenue, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute our shareholders’ ownership interests.

If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2015 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), which requires unrecognized tax benefits to be presented as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The guidance was effective for fiscal years and interim periods within those years beginning after December 15, 2013 for public entities with early adoption permitted in 2013. We elected to early adopt ASU 2013-11 in 2013.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities. The amendments in this update removed all incremental financial reporting requirements, including inception-to-date information and certain other disclosures currently required under U.S. GAAP, in the financial statements of development stage companies. The amendments are effective for annual reporting periods beginning after December 15, 2014 and interim reporting periods beginning after December 15, 2015. Early adoption is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). We elected to early adopt this guidance in 2014 and, therefore, have not presented inception-to-date disclosures in our consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes most of the existing guidance on revenue recognition in ASC Topic 605, Revenue Recognition. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In applying the revenue model to contracts within its scope, an entity will need to (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. On July 9, 2015, the FASB extended the effective date of adoption of the standard to interim reporting periods within annual reporting periods beginning after December 15, 2017 (that is, beginning in the first interim period within the year of adoption). Early adoption of the standard is permitted for all entities for interim and annual periods beginning after December 15, 2016. We have not yet determined the impact on our expected revenues.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern, on disclosure of uncertainties about an entity’s ability to continue as a going concern. This guidance addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. We not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) (“ASU 2015-02”), to address financial reporting considerations for the evaluation as to the requirement to consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2015. We are evaluating the impact of ASU 2015-02 and if early adoption is appropriate in future reporting periods.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years. We do not expect the impact of ASU 2015-03 to be material to our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. We do not expect the impact of ASU 2015-17 to be material to our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates as well as, to a lesser extent, inflation.

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. Our cash is held in readily available checking accounts.

Foreign Currency Risk

We are exposed to market risk related to changes in the value of the Japanese yen, which is the currency our Japanese subsidiary conducts its business in. As of September 30, 2015 and December 31, 2014, 1.93% and 35.4% of our assets, respectively, were located in Japan, and 6.4%, and 9.6% of our general and administrative expenses were transacted in Japanese yen through the nine months ended September 30, 2015 and 2014. Additionally, 7.5%, and 31.2% of our research and development expenses were transacted in Japanese yen through the nine months ended September 30, 2015 and 2014. Therefore, when the U.S. dollar strengthens relative to the yen, as it has in recent periods, our U.S. dollar reported revenue from non-U.S. dollar denominated income will decrease. Conversely, when the U.S. dollar weakens relative to the yen, our U.S. dollar reported expenses from non-U.S. dollar denominated operating costs will increase. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, results of operations, financial condition or cash flows. Our foreign currency sensitivity is affected by changes in the Japanese yen, which is impacted by economic factors both locally in Japan and worldwide. A hypothetical 10% change in foreign currency rates would not have a material impact on our historical financial position or results of operations.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the last two years.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Vice President, Head of Finance, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Vice President, Head of Finance concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weakness and Remediation of Material Weakness

In connection with the audit of our consolidated financial statements for the years ended December 31, 2014 and 2013, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Prior to our initial public offering, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and procedures. Our lack of adequate accounting personnel resulted in the identification of a material weakness in our internal controls over financial reporting. Specifically, we did not appropriately design and implement controls over the review and approval of manual journal entries and the related supporting journal entry calculations. We have begun our remediation plan, and have hired a corporate controller and intend to hire additional accounting and finance personnel. Additionally, we are in the process of implementation of more robust review, supervision and monitoring of the financial reporting process intended to mitigate the identified material weakness.

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring companies that file reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm may be required to attest to our internal control over financial reporting. This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. Our independent registered public accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in management’s ability to conclude, or, if required, our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors.

You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this Quarterly Report on Form 10-Q occurs, our business, operating results and financial condition could be seriously harmed and the trading price of our ordinary shares could decline. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.

Risks Related to Our Financial Results and Capital Requirements

We are a preclinical biopharmaceutical company with a history of losses, expect to continue to incur losses for the foreseeable future and may never achieve or maintain profitability.

We are a preclinical biopharmaceutical company and have incurred significant operating losses since our incorporation in 2012. Our net loss was $12.1 million, $5.2 million, and $3.3 million for the nine months ended September 30, 2015 and years ended December 31, 2014 and 2013, respectively. As of September 30, 2015 and December 31, 2014, we had an accumulated deficit of $28.0 and $15.9 million, respectively. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market, we have not initiated clinical development of any product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization.

We have not generated, and do not expect to generate, any product revenue for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for product candidates. The amount of future losses is uncertain. To achieve profitability, we must successfully develop product candidates, obtain regulatory approvals to market and commercialize product candidates, manufacture any approved product candidates on commercially reasonable terms, establish a sales and marketing organization or suitable third-party alternatives for any approved product and raise sufficient funds to finance our business activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause our shareholders to lose all or part of their investment.

We will require substantial additional funding, which may not be available on acceptable terms, or at all.

We have used substantial funds to develop our therapeutic programs and proprietary synthetic chemistry drug development platform and will require substantial funds to conduct further research and development, including preclinical studies and clinical trials of our product candidates, seek regulatory approvals for our product candidates and manufacture and market any products that are approved for commercial sale. As of September 30, 2015 and December 31, 2014, we had $66.0 million and $1.0 million in cash. Based on our current operating plan, we believe that our available cash, including the net proceeds from our recently completed initial public offering, will be sufficient to fund our anticipated level of operations through at least 2017. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because we cannot be certain of the length of time or activities associated with successful development and commercialization of our product candidates, we are unable to estimate the actual funds we will require to develop and commercialize them.

We do not expect to realize revenue from product sales, milestone payments or royalties in the foreseeable future, if at all. Our revenue sources will remain extremely limited unless and until our product candidates complete clinical development and are approved for commercialization and successfully marketed. To date, we have primarily financed our operations through sales of our securities. We intend to seek additional funding in the future through either collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our shareholders will suffer dilution and the terms of any financing may adversely affect the rights of our shareholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing shareholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities received any distribution of corporate assets.

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, limit or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our product candidates or technologies that we would otherwise pursue on our own.

Our short operating history may make it difficult for shareholders to evaluate the success of our business to date and to assess our future viability.

We are a preclinical biopharmaceutical with limited operating history. We commenced active operations in 2012. Our operations to date have been limited to organizing and staffing our company, research and development activities, business planning and raising capital. All of our therapeutic programs are still in the preclinical development stage, and we plan to file our first INDs, for therapies to treat Huntington’s disease and Duchenne muscular dystrophy, in late 2016 and early 2017. We have not yet demonstrated our ability to initiate or successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes many years to develop one new medicine from the time it is discovered to when it is available for treating patients. Further, biopharmaceutical product development is a capital-intensive and highly speculative undertaking that involves a substantial degree of risk. You should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially preclinical biopharmaceutical companies such as ours. Any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Our management will have broad discretion over the use of the net proceeds from our initial public offering and the proceeds may not be used effectively.

Our management has broad discretion as to the use of the net proceeds from our initial public offering and could use them for purposes other than those contemplated at the time of such offering. It is possible that the proceeds will be invested in a way that does not yield a favorable, or any, return for us.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

The approach we are taking to discover and develop nucleic acid therapeutics is novel and may never lead to marketable products.

We have concentrated our efforts and research and development activities on nucleic acid therapeutics and our synthetic chemistry drug development platform. Our future success depends on the successful development of such therapeutics and the effectiveness of our platform. The scientific discoveries that form the basis for our efforts to discover and develop new drugs, including our discoveries about the relationships between oligonucleotide stereochemistry and pharmacology, are relatively new. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. Skepticism as to the feasibility of developing nucleic acid therapeutics generally has been, and may continue to be, expressed in scientific literature. In addition, decisions by other companies with respect to their nucleic acid therapeutic development efforts may increase skepticism in the marketplace regarding the potential for nucleic acid therapeutics.

Relatively few nucleic acid therapeutic product candidates have been tested on humans, and a number of clinical trials for such therapeutics conducted by other companies have not been successful. Only two nucleic acid therapeutics have received regulatory approval. The drugs we are studying may not demonstrate in patients the pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. If our nucleic acid product candidates prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline would have little, if any, value, which would substantially harm our business, financial condition, results of operations and prospects.

Because we are developing nucleic acid therapeutics, which are considered a relatively new class of drugs, there is increased risk that the outcome of our future clinical trials will not be sufficient to obtain regulatory approval.

The U.S. Food and Drug Administration, or the FDA, has relatively limited experience with nucleic acid therapeutics, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. To date, the FDA has approved only two nucleic acid therapeutics for marketing and commercialization, and the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these drugs. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the clinical development of our product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. Furthermore, in recent years, there has been increased public and political pressure on the FDA with respect to the approval process for new drugs, and the FDA’s standards, especially regarding drug safety, appear to have become more stringent. As a result of the foregoing factors, we may never receive regulatory approval to market and commercialize any product candidate.

Even if we obtain regulatory approval, the approval may be for disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We may be required to perform additional or unanticipated clinical trials to obtain regulatory approval or be subject to post-marketing testing requirements to maintain such approval. As a result, we may never succeed in developing a marketable product, we may not become profitable and the value of our ordinary shares could decline.

All of our therapeutic programs are in the preclinical development stage. Our preclinical studies and clinical trials may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts, and all of our drug candidates are still in preclinical development. We have only recently identified lead product candidates for two of our programs. We have no products on the market or in clinical development. We have invested a significant portion of our efforts and financial resources in the identification and preclinical development of nucleic acid therapeutics and the development of our platform. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. Our success will depend on several factors, including the following:

•	successfully completing preclinical studies and clinical trials;

•	receiving regulatory approvals from applicable regulatory authorities to market our product candidates;

•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;

•	acceptance of the products, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies; and

•	a continued acceptable safety profile of the products following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of both regulatory approval and commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that may prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Any product candidates we develop may fail in development or be delayed to a point where they do not become commercially viable.

Before obtaining regulatory approval for the commercial distribution of any of our product candidates, we must conduct, at our own expense, extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for drugs in preclinical and clinical development is high. We currently have a number of therapeutic programs in the preclinical development stage. However, we may not be able to further advance any product candidates through clinical trials.

In addition, we, the FDA or comparable foreign regulatory authorities, or an institutional review board, or IRB, or similar foreign review board or committee, may suspend clinical trials of a product candidate at any time for various reasons, including if we or they believe the healthy volunteer subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a product candidate on healthy volunteer subjects or patients in a clinical trial could result in the FDA or comparable foreign regulatory authorities suspending or terminating the trial and refusing to approve a particular product candidate for any or all indications of use.

Clinical trials also require the review, oversight and approval of IRBs, which continually review clinical investigations and protect the rights and welfare of human subjects. Inability to obtain or delay in obtaining IRB approval can prevent or delay the initiation and completion of clinical trials, and the FDA or comparable foreign regulatory authorities may decide not to consider any data or information derived from a clinical investigation not subject to initial and continuing IRB review and approval in support of a marketing application.

Our product candidates may encounter problems during clinical trials that will cause us, an IRB or regulatory authorities to delay, suspend or terminate these trials, or that will delay or confound the analysis of data from these trials. If we experience any such problems, we may not have the financial resources to continue development of the product candidate that is affected, or development of any of our other product candidates. We may also lose, or be unable to enter into, collaborative arrangements for the affected product candidate and for other product candidates we are developing.

The development of one or more of our product candidates can fail at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent regulatory approval or our ability to commercialize our product candidates, including:

•	our preclinical studies or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, or we may abandon projects that we had expected to be promising;

•	delays in filing INDs or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators or IRBs in order to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;

•	conditions imposed on us by an IRB, or the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	problems in engaging IRBs to oversee clinical trials or problems in obtaining or maintaining IRB approval of trials;

•	delays in enrolling patients and volunteers into clinical trials, and variability in the number and types of patients and volunteers available for clinical trials;

•	high drop-out rates for patients and volunteers in clinical trials;

•	negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours;

•	inadequate supply or quality of product candidate materials or other materials necessary for the conduct of our clinical trials;

•	greater than anticipated clinical trial costs;

•	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;

•	poor or disappointing effectiveness of our product candidates during clinical trials;

•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site or records of any clinical or preclinical investigation;

•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;

•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our product candidates in particular; or

•	varying interpretations of data by the FDA and similar foreign regulatory agencies.

If the development of any of our product candidates fails or is delayed to a point where such product candidate is no longer commercially viable, our business may be materially harmed.

Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.

If we enter into clinical trials, the results from preclinical studies or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent subjects or in subsequent clinical trials of that product candidate or any other product candidate. The design of a clinical trial can determine whether its results will support approval of a product candidate and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have no experience in designing clinical trials and we may be unable to design and execute a clinical trial to support regulatory approval of our product candidates. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Product candidates that seemingly perform satisfactorily in preclinical studies may nonetheless fail to obtain regulatory approval. There is a high failure rate for drugs proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could negatively affect our business and operating results.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments, can result in increased costs, longer development times or termination of a clinical trial.

We may be unable to obtain regulatory approval in the United States or foreign jurisdictions and, as a result, unable to commercialize our product candidates and our ability to generate revenue will be materially impaired.

Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous preclinical studies and clinical trials and an extensive regulatory approval process are required to be successfully completed in the United States and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our collaborators to begin selling them.

We have no experience in conducting and managing the human clinical trials necessary to obtain regulatory approvals, including approval by the FDA, or otherwise advancing product candidates through the regulatory approval process. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us are not always applied predictably or uniformly and can change. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be.

Any delay or failure in obtaining required approvals could adversely affect our ability to generate revenues from the particular product candidate for which we are seeking approval. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions. In addition, the FDA has the authority to require a Risk Evaluation and Mitigation Strategy, or REMS, plan as part of a new drug application, or NDA, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.

We are also subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries and includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval by the FDA does not ensure approval by comparable regulatory authorities outside the United States and vice versa.

Even if we obtain regulatory approvals, our marketed drugs will be subject to ongoing regulatory oversight. If we fail to comply with continuing U.S. and foreign requirements, our approvals could be limited or withdrawn, we could be subject to other penalties, and our business would be seriously harmed.

Following any initial regulatory approval of any drugs we may develop, we will also be subject to continuing regulatory oversight, including the review of adverse drug experiences and clinical results that are reported after our drug products are made commercially available. This would include results from any post-marketing tests or surveillance to monitor the safety and efficacy of the drug product required as a condition of approval or agreed to by us. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved uses for which the product may be marketed. Other ongoing regulatory requirements include, among other things, submissions of safety and other post-marketing information and reports, registration and listing, as well as continued compliance with cGMP requirements and good clinical practices for any clinical trials that we conduct post-approval. In addition, we are conducting, and intend to continue to conduct, clinical trials for our product candidates, and we intend to seek approval to market our product candidates, in jurisdictions outside of the United States, and therefore will be subject to, and must comply with, regulatory requirements in those jurisdictions.

The FDA has significant post-market authority, including, for example, the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate serious safety risks related to the use of a drug and to require withdrawal of the product from the market. The FDA also has the authority to require a REMS plan after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug.

The manufacturer and manufacturing facilities we use to make our product candidates will also be subject to periodic review and inspection by the FDA and other regulatory agencies. The discovery of any new or previously unknown problems with us or our third-party manufacturers, or our or their manufacturing processes or facilities, may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. We may not have the ability or capacity to manufacture material at a broader commercial scale in the future. We may manufacture clinical trial materials or we may contract a third party to manufacture these materials for us. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third-party manufacturer for regulatory compliance. Our product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review.

If we or our collaborators, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the United States or foreign jurisdictions in which we may seek to market our products, we or they may be subject to, among other things, fines, warning letters, holds on clinical trials, refusal by the FDA or comparable foreign regulatory authorities to approve pending applications or supplements to approved applications, suspension or withdrawal of regulatory approval, product recalls and seizures, refusal to permit the import or export of products, operating restrictions, injunction, civil penalties and criminal prosecution.

Even if we receive regulatory approval to market our product candidates, the market may not be receptive to our product candidates upon their commercial introduction, which will prevent us from becoming profitable.

Our product candidates are based upon new discoveries, technologies and therapeutic approaches. Key participants in pharmaceutical marketplaces, such as physicians, third-party payors and consumers, may not adopt a product intended to improve therapeutic results that is based on the technology employed by nucleic acid therapeutics. As a result, it may be more difficult for us to convince the medical community and third-party payors to accept and use our product, or to provide favorable reimbursement.

Other factors that we believe will materially affect market acceptance of our product candidates include:

•	the timing of our receipt of any regulatory approvals, the terms of any approvals and the countries in which approvals are obtained;

•	the safety and efficacy of our product candidates, as demonstrated in clinical trials and as compared with alternative treatments, if any;

•	the prevalence and severity of any side effects;

•	relative convenience and ease of administration of our product candidates;

•	the willingness of patients to accept potentially new routes of administration;

•	the success of our physician education programs;

•	the availability of government and third-party payer coverage and adequate reimbursement;

•	the pricing of our products, particularly as compared to alternative treatments; and

•	availability of alternative effective treatments for the diseases that product candidates we develop are intended to treat and the relative risks, benefits and costs of those treatments.

In addition, our estimates regarding the potential market size may be materially different from what we currently expect at the time we commence commercialization, which could result in significant changes in our business plan and may significantly harm our results of operations and financial condition.

The pharmaceutical market is intensely competitive. If we are unable to compete effectively with existing drugs, new treatment methods and new technologies, we may be unable to commercialize successfully any drugs that we develop.

The pharmaceutical market is intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs for the same diseases that we are targeting or expect to target. Many of our competitors have:

•	much greater financial, technical and human resources than we have at every stage of the discovery, development, manufacture and commercialization of products;

•	more extensive experience in designing and conducting preclinical studies and clinical trials, obtaining regulatory approvals, and in manufacturing, marketing and selling pharmaceutical products;

•	product candidates that are based on previously tested or accepted technologies;

•	products that have been approved or are in late stages of development; and

•	collaborative arrangements in our target markets with leading companies and research institutions.

We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. We believe a significant number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop drugs. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop.

Our competitors may develop or commercialize products with significant advantages over any products we are able to develop and commercialize based on many different factors, including:

•	the safety and effectiveness of our products relative to alternative therapies, if any;

•	the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration;

•	the timing and scope of regulatory approvals for these products;

•	the availability and cost of manufacturing, marketing and sales capabilities;

•	price;

•	reimbursement coverage; and

•	patent position.

Our competitors may therefore be more successful in commercializing their products than we are, which could adversely affect our competitive position and business. Competitive products may make any products we develop obsolete or noncompetitive before we can recover the expenses of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and the ability to execute on our business plan.

If we or our collaborators, manufacturers or service providers fail to comply with applicable healthcare laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to develop, market and sell our products and may harm our reputation.

As a manufacturer of pharmaceuticals, we are currently or may in the future be subject to federal, state, local, and comparable foreign healthcare laws and regulations pertaining to such topics as fraud and abuse and patients’ rights. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our products for which we obtain marketing approval. These laws and regulations include:

•	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for a healthcare item or service, or the purchasing, recommending, or ordering of an item or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid;

•	the U.S. federal false claims and civil monetary penalties laws, including the civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting or causing to be presented, claims for payment by government-funded programs such as Medicare or Medicaid that are false or fraudulent, or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government;

•	the U.S. federal Health Insurance Portability and Accountability Act, or HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA as amended by the Health Information Technology for Economic and Clinical Health, or HITECH, Act, and its implementing regulations, which impose requirements relating to the privacy, security, and transmission of individually identifiable health information; and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

•	the U.S. federal Physician Payments Sunshine Act, which requires certain manufacturers of medical devices, biological products, medical supplies, and drugs for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare and Medicaid Services, or CMS, all transfers of value, including consulting fees, travel reimbursements, research grants, and other payments or gifts with values over $10 made to physicians and teaching hospitals, and teaching hospitals, applicable manufacturers, and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Disclosure of such information is made by CMS on a publicly available website; and

•	state and foreign laws comparable to each of the above federal laws, such as, for example: state anti-kickback and false claims laws applicable to commercial insurers and other non-federal payors; state laws that require pharmaceutical manufacturers to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws relating governing the privacy and security of health information, some which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

If our operations are found to be in violation of any such requirements, we may be subject to penalties, including civil or criminal penalties, criminal prosecution, monetary damages, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, exclusion from participation in federal healthcare programs including Medicare and Medicaid, the imposition of a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, any of which could adversely affect our financial results and adversely affect our ability to operate our business. We intend to develop and implement a comprehensive corporate compliance program prior to the commercialization of our product candidates. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

If we or our collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our products successfully and could harm our reputation and lead to reduced acceptance of our products by the market. These enforcement actions include, among others:

•	adverse regulatory inspection findings;

•	warning letters;

•	voluntary or mandatory product recalls or public notification or medical product safety alerts to healthcare professionals;

•	restrictions on, or prohibitions against, marketing our products;

•	restrictions on, or prohibitions against, importation or exportation of our products;

•	suspension of review or refusal to approve pending applications or supplements to approved applications;

•	exclusion from participation in government-funded healthcare programs;

•	exclusion from eligibility for the award of government contracts for our products;

•	suspension or withdrawal of product approvals;

•	product seizures;

•	injunctions; and

•	civil and criminal penalties, up to and including criminal prosecution resulting in fines, exclusion from healthcare reimbursement programs and imprisonment.

Moreover, federal, state or foreign laws or regulations are subject to change, and while we, our collaborators, manufacturers and/or service providers currently may be compliant, that could change due to changes in interpretation, prevailing industry standards or other reasons.

Any drugs we develop may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. We are monitoring these regulations as several of our programs move into later stages of development, however, many of our programs are currently in the earlier stages of development and we will not be able to assess the impact of price regulations for a number of years. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country and potentially in other countries due to reference pricing.

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if we succeed in bringing one or more products to the market, these products may not be considered medically necessary and/or cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. For our earlier stage programs, we are unable at this time to determine their cost effectiveness or the likely level or method of reimbursement. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for pharmaceutical products. If the price we are able to charge for any products we develop, or the reimbursement provided for such products, is inadequate in light of our development and other costs, our return on investment could be adversely affected.

We currently expect that any drugs we develop may need to be administered under the supervision of a physician on an outpatient basis. Under currently applicable U.S. law, certain drugs that are not usually self-administered (including injectable drugs) may be eligible for coverage under the Medicare Part B program if:

•	they are incident to a physician’s services;

•	they are reasonable and necessary for the diagnosis or treatment of the illness or injury for which they are administered according to accepted standards of medical practice; and

•	they have been approved by the FDA and meet other requirements of the statute.

There may be significant delays in obtaining coverage for newly-approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Moreover, eligibility for coverage does not imply that any drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement may be based on payments allowed for lower-cost drugs that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. However, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for new drugs that we develop and for which we obtain regulatory approval could adversely affect our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare and legislative and regulatory proposals to broaden the availability of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory changes in the healthcare system in the United States and other major healthcare markets have been proposed and/or adopted in recent years, and such efforts have expanded substantially in recent years. These developments have included prescription drug benefit legislation that was enacted in 2003 and took effect in January 2006, healthcare reform legislation enacted by certain states, and major healthcare reform legislation that was passed by Congress and enacted into law in the United States in 2010. These developments could, directly or indirectly, affect our ability to sell our products, if approved, at a favorable price.

In particular, in March 2010, the Patient Protection and Affordable Care Act, or PPACA, was signed into law. This new legislation changes the current system of healthcare insurance and benefits and is intended to broaden access to healthcare coverage, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the healthcare industry, impose health policy reforms, and control costs. The new law also contains provisions that will affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include the following:

•	Minimum rebates for drugs sold under the Medicaid Drug Rebate Program have increased, and the rebate requirement has been extended to drugs used in risk-based Medicaid managed care plans.

•	The 340B Drug Pricing Program under the Public Health Service Act has been extended to require mandatory discounts for drug products sold to certain critical access hospitals, cancer hospitals and other covered entities.

•	Pharmaceutical manufacturers are required to offer discounts off negotiated prices on applicable brand-name drugs to eligible beneficiaries who fall within the Medicare Part D coverage gap, commonly referred to as the “Donut Hole.”

•	Pharmaceutical manufacturers are required to pay an annual non-tax deductible fee to the federal government based on each company’s market share of prior year total sales of branded products to certain federal healthcare programs, such as Medicare and Medicaid, and programs administered by the Department of Veterans Affairs or the Department of Defense. Since we expect our branded pharmaceutical sales to constitute a small portion of the total federal health program pharmaceutical market, we do not expect this annual assessment to have a material impact on our financial condition.

•	A new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected.

•	Expansion of eligibility criteria for Medicaid programs.

•	A new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

•	The new law provides that approval of an application for a follow-on biologic product may not become effective until 12 years after the date on which the reference innovator biologic product was first licensed by the FDA, with a possible six-month extension for pediatric products. After this exclusivity ends, it will be easier for so-called “biosimilar” manufacturers to enter the market, which is likely to reduce the pricing for such products and could affect our profitability. In July 2015, the U.S Court of Appeals for the Federal Circuit interpreted the statute as requiring biosimilar manufacturers to send a required pre-launch notice to the manufacturer of the reference biologic only after the FDA has approved the biosimilar for licensure. This ruling potentially provides the reference product manufacturer with an additional 180 days of marketing exclusivity for the innovator biologic, depending on whether the product’s 12-year exclusivity has expired at the time that the pre-launch notice is received from the biosimilar manufacturer.

The full effects of PPACA cannot be known until the new law is fully implemented through regulations or guidance issued by the CMS and other federal and state healthcare agencies. The financial impact of PPACA over the next few years will depend on a number of factors, including, but not limited, to the policies reflected in implementing regulations and guidance, and changes in sales volumes for products affected by the new system of rebates, discounts and fees. The new legislation may also have a positive impact on our future net sales, if any, by increasing the aggregate number of persons with healthcare coverage in the United States. We expect that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

Moreover, we cannot predict what healthcare reform initiatives may be adopted in the future. Further federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the United States to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop drug candidates.

Our ability to obtain services, reimbursement or funding from the federal government may be impacted by possible reductions in federal spending.

Other legislative changes have been proposed and adopted since PPACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction (Joint Select Committee) to recommend to Congress proposals in spending reductions. The failure of Congress to enact deficit reduction measures of at least $1.2 trillion for the years 2013 through 2021 triggered the legislation’s automatic reduction to several government programs. These cuts included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013, and will stay in effect through 2024 unless additional Congressional action is taken. Additionally, under the American Taxpayer Relief Act of 2012, which was enacted on January 1, 2013, the imposition of these automatic cuts was delayed until March 1, 2013. As required by law, President Obama issued a sequestration order on March 1, 2013. Certain of these automatic cuts have been implemented resulting in reductions in Medicare payments to physicians, hospitals, and other healthcare providers, among other things. The full impact on our business of these automatic cuts is uncertain.

If other federal spending is reduced, any budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or National Institutes of Health to continue to function. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

There is a substantial risk of product liability claims in our business. If we are unable to obtain sufficient insurance, a product liability claim against us could adversely affect our business.

Our business exposes us to significant potential product liability risks that are inherent in the development, testing, manufacturing and marketing of human therapeutic products. Product liability claims could delay or prevent completion of our clinical development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs, and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used, or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our share price. Any insurance we obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could adversely affect our business.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

Our research, development and manufacturing processes involve the use of hazardous materials, chemicals and various radioactive compounds. We maintain quantities of various flammable and toxic chemicals in our facilities that are required for our research, development and manufacturing activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We believe our procedures for storing, handling and disposing of these materials comply with the relevant guidelines and laws of the jurisdictions in which our facilities are located. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate any of these laws or regulations.

Risks Related to Our Dependence on Third Parties

We expect to depend on collaborations with third parties for the development and commercialization of certain of our product candidates.

We expect to depend on third-party collaborators for the development and commercialization of certain of our product candidates. We face significant competition in seeking appropriate collaborators. Our likely collaborators include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

Collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. We may also be restricted under existing license agreements from entering into agreements on certain terms with potential collaborators. If we are unable to enter into collaborations with respect to a product candidate, we may have to curtail the development of such product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

Even if we are able to enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates would pose the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. Further, if a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

We rely, and expect to continue to rely, on third parties to conduct some aspects of our compound formulation, research and preclinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such formulation, research or testing.

We do not independently conduct all aspects of our drug discovery activities, compound formulation research or preclinical studies of product candidates. We currently rely, and expect to continue to rely, on third parties to conduct some aspects of our research and development and preclinical studies. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, for product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our IND-enabling studies and clinical trials are conducted in accordance with the study plan and protocols for the trial. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we will not be able to complete, or may be delayed in completing, the necessary preclinical studies to enable us or our strategic alliance partners to select viable product candidates for IND submissions and will not be able to, or may be delayed in our efforts to, successfully develop and commercialize such product candidates.

If any of our research collaborators terminates or fails to perform its obligations under agreements with us, the development and commercialization of our product candidates could be delayed or terminated.

We are party to research collaboration agreements with certain academic partners. Our dependence on these research collaborators for select research capabilities means that our business could be adversely affected if any collaborator terminates its collaboration agreement with us or fails to perform its obligations under that agreement. Our current or future research collaborations, if any, may not be scientifically successful. Disputes may arise in the future with respect to the ownership of rights to technology or products developed with collaborators, which could have an adverse effect on our ability to develop and commercialize any affected product candidate.

Our current research collaborations allow, and we expect that any future research collaborations will allow, either party to terminate the collaboration for a material breach by the other party. In addition, our collaborators may have additional termination rights for convenience under certain circumstances. If we were to lose a collaborator, we would have to attract a new collaborator or develop internal research capabilities, which would require us to invest significant amounts of financial and management resources.

In addition, if we have a dispute with a collaborator over the ownership of technology or other matters, or if a collaborator terminates its collaboration with us, for breach or otherwise, or determines not to pursue the research that is the subject of the collaboration, it could delay or prevent the development of our product candidates, result in the need for additional company resources to develop product candidates, make it more difficult for us to attract new collaborators and could adversely affect how we are perceived in the business and financial communities.

We intend to rely on third parties to design, conduct, supervise and monitor our preclinical studies and clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

We rely on third party clinical investigators, contract research organizations, or CROs, clinical data management organizations and consultants to design, conduct, supervise and monitor preclinical studies of our product candidates and will do the same for any clinical trials. Because we rely on third parties and do not have the ability to conduct preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. Further, these third parties may not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. The FDA requires clinical trials to be conducted in accordance with good clinical practices, including for conducting, recording and reporting the results of preclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. If we or our CROs fail to comply with these requirements, the data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Any such event could adversely affect our business, financial condition, results of operations and prospects.

We rely on third-party supply and manufacturing partners for drug supplies for our research and development and preclinical activities and may do the same for any clinical and commercial supplies of our product candidates.

We rely on third-party supply and manufacturing partners to supply the materials and components for, and manufacture, a portion of our research and development and preclinical study drug supplies and may do the same for any clinical trial drug supplies. We do not own manufacturing facilities or supply sources for such components and materials. There can be no assurance that our supply of research and development, preclinical and clinical development drugs and other materials will not be limited, interrupted, restricted in certain geographic regions or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of any drug product formulation manufacturer we may engage could require significant effort and expertise because there may be a limited number of qualified replacements.

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as current Good Manufacturing Practices, or cGMPs. In the event that any of our suppliers or manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

We may rely on third party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements could adversely affect our business in a number of ways, including:

•	an inability to initiate or continue clinical trials of product candidates under development;

•	delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;

•	loss of the cooperation of a collaborator;

•	subjecting our product candidates to additional inspections by regulatory authorities;

•	requirements to cease distribution or to recall batches of our product candidates; and

•	in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.

If any of our product candidates are approved for marketing and commercialization and we are unable to develop sales, marketing and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, we will be unable to commercialize successfully any such future products.

We currently have no sales, marketing or distribution capabilities or experience. If any of our product candidates is approved, we will need to develop internal sales, marketing and distribution capabilities to commercialize such products, which would be expensive and time-consuming, or enter into collaborations with third parties to perform these services. If we decide to market our products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and supporting distribution, administration and compliance capabilities. If we rely on third parties with such capabilities to market our products or decide to co-promote products with collaborators, we will need to establish and maintain marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition, results of operations and prospects would be adversely affected.

Risks Related to Managing Our Operations

If we are unable to attract and retain qualified key management and scientists, staff, consultants and advisors, our ability to implement our business plan may be adversely affected.

We are highly dependent upon our senior management and our scientific, clinical and medical staff and advisors. The loss of the service of any of the members of our senior management, including Paul B. Bolno, M.D., our Chief Executive Officer, and Chandra Vargeese, Ph.D., our Senior Vice President, Head of Drug Discovery, could delay our research and development programs and materially harm our business, financial condition, results of operations and prospects. We are dependent on the continued service of our technical personnel because of the highly technical and novel nature of our product candidates, platform and technologies and the specialized nature of the regulatory approval process. Replacing such personnel may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully execute our business strategy. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain additional highly qualified scientific, technical and management personnel, as well as personnel with expertise in preclinical and clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unable to attract and retain qualified personnel, the rate and success at which we may be able to discover and develop our product candidates and implement our business plan will be limited.

As we continue with our preclinical studies and advance to any clinical trials, we may experience difficulties in managing our growth and expanding our operations.

We have limited experience in drug development and have not begun clinical trials for any of our product candidates. As we advance product candidates through preclinical studies and any clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. In addition, our future growth may require significant capital expenditures and may divert financial resources from other projects, such as the development of our product candidates. If we are unable to effectively manage our future growth, our expenses may increase and our ability to generate revenue could be reduced.

Our employees, consultants and collaborators may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of fraud or other misconduct by our employees, consultants and collaborators. Such misconduct could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Our business and operations could suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. Such events could cause interruption of our operations. For example, the loss of preclinical trial data or data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory filings and development efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the development of our product candidates could be delayed.

Foreign currency exchange rates may adversely affect our results.

We are exposed to the effects of changes in foreign currency exchange rates, and we have not historically hedged our foreign currency exposure. Our Japanese subsidiary conducts its business in Japanese yen. As of September 30, 2015 and December 31, 2014, 1.93% and 35.4% of our assets, respectively, were located in Japan, and 6.4% and 9.6% of our general and administrative expenses were transacted in Japanese yen through the nine months ended September 30, 2015 and 2014, respectively. Additionally, 7.5% and 31.2% of our research and development expenses were transacted in Japanese yen through the nine months ended September 30, 2015 and 2014, respectively. Therefore, when the U.S. dollar strengthens relative to the yen, as it has in recent periods, our U.S. dollar reported revenue from non-U.S. dollar denominated income will decrease. Conversely, when the U.S. dollar weakens relative to the yen, our U.S. dollar reported expenses from non-U.S. dollar denominated operating costs will increase. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, results of operations, financial condition or cash flows.

Risks Related to Our Intellectual Property

If we are not able to obtain and enforce patent protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates and platform, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. We may not be able to apply for patents on certain aspects of our product candidates or our platform in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates, our platform technologies, or any methods relating to them, or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain and involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

Additionally, in some countries, applicants are not able to protect methods of treating human beings or medical treatment processes. Countries such as India, Mexico, China, Europe and elsewhere have enacted various rules and laws precluding issuance of patents encompassing any methods a doctor may practice on a human being or any other animal to treat a disease or condition. Further, many countries have enacted laws and regulatory regimes that do not provide patent protection for methods of use of known compounds. Particularly given that some of our products may represent stereopure versions of previously described oligonucleotides, it may be difficult or impossible to obtain patent protection for them in relevant jurisdictions. Thus, in some countries and jurisdictions, it may not be possible to patent some of our products at all. In some countries and jurisdictions, only product claims may be obtained, and only when those products are new or novel. Also, patents issued on product claims cannot always be enforced to protect methods of using those products to treat or diagnose diseases or medical conditions. In such countries or jurisdictions, enforcement of patents to protect our products or their uses may be difficult or impossible. Lack of patent protection in such cases may have a materially adverse effect on our business and financial condition.

Furthermore, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates, their manufacture or their use might expire before or shortly after those candidates receive regulatory approval and are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. We expect to seek extensions of patent terms where these are available upon regulatory approval in those countries where we are prosecuting patents. This includes in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, which permits a patent term extension of up to five years beyond the expiration of the patent. However, the applicable authorities, including the FDA in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be possible.

The U.S. Patent and Trademark Office, or USPTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, or of right to enforce patent claims, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. The standards applied by the USPTO and foreign patent offices in granting patents are not uniform, can vary substantially from country to country and are not always applied predictably, requiring country-specific patent expertise in each jurisdiction in which patent protection is sought. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology and pharmaceutical patents. As such, we do not know the degree of future protection that we will have on our proprietary products and technology. While we will endeavor to try to protect our product candidates and platform with intellectual property rights such as patents, as appropriate, the process of obtaining patents is time-consuming, expensive and sometimes unpredictable.

In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the USPTO which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the America Invents Act, enacted within the last several years, involves significant changes in patent legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, some of which cases either narrow the scope of patent protection available in certain circumstances or weaken the rights of patent owners in certain situations. The recent decision by the U.S. Supreme Court in Association for Molecular Pathology v. Myriad Genetics, Inc. precludes a claim to a nucleic acid having a stated nucleotide sequence which is identical to a sequence found in nature and unmodified. We currently are not aware of an immediate impact of this decision on our patents or patent applications because we are developing nucleic acid products which contain modifications that we believe are not found in nature. However, this decision has yet to be clearly interpreted by courts and by the USPTO. We cannot make assurances that the interpretations of this decision or subsequent rulings will not adversely impact our patents or patent applications. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such initial grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked, or may lose the allowed or granted claims altogether. In addition, there can be no assurance that:

•	Others will not or may not be able to make, use or sell compounds that are the same as or similar to our product candidates but that are not covered by the claims of the patents that we own or license.

•	We or our licensors, collaborators or any future collaborators are the first to make the inventions covered by each of our issued patents and pending patent applications that we own or license.

•	We or our licensors, collaborators or any future collaborators are the first to file patent applications covering certain aspects of our inventions.

•	Others will not independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.

•	A third party may not challenge our patents and, if challenged, a court may not hold that our patents are valid, enforceable and infringed.

•	Any issued patents that we own or have licensed will provide us with any competitive advantages, or will not be challenged by third parties.

•	We may develop additional proprietary technologies that are patentable.

•	The patents of others will not have an adverse effect on our business.

•	Our competitors do not conduct research and development activities in countries where we do not have enforceable patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.

We license patent rights from third-party owners or licensees. If such owners or licensees do not properly or successfully obtain, maintain or enforce the patents underlying such licenses, or if they retain or license to others any competing rights, our competitive position and business prospects may be adversely affected.

We do, and will continue to, rely on intellectual property rights licensed from third parties to protect certain aspects of our technology and programs. Specifically, we are a party to a license agreement with Max-Planck-Innovation GmbH, or Max Planck, pursuant to which Max Planck has licensed to us certain patent rights that provide intellectual property for research and development of single-stranded RNAi oligonucleotides. Under this agreement, we have a worldwide co-exclusive license from Max Planck for the exploitation of key intellectual property rights in this respect, and Max Planck retains ownership of the patents and patent applications to which we are licensed under the agreement. We also intend to license additional third-party intellectual property in the future. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for our licensed intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications licensed to us. Even if patents issue or are granted, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue litigation less aggressively than we would. Further, we may not obtain exclusive rights, which would allow for third parties to develop competing products. Without protection for, or exclusive right to, the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects. In addition, we may sublicense our rights under our third-party licenses to current or future collaborators or any future strategic partners. Any impairment of these sublicensed rights could result in reduced revenue under our any future collaboration agreements we may enter into or result in termination of an agreement by one or more of our collaborators or any future strategic partners.

Certain third parties have rights in the patents related to single-stranded oligonucleotides included in the license granted to us by Max Planck, which could allow them to develop, market and sell product candidates in competition with ours.

Our license from Max Planck is one of two maximum allowable co-exclusive licenses for the patents that are the subject of the license, the other of which is currently held by Isis Pharmaceuticals, Inc., or Isis. We therefore do not have rights under this license to prevent Isis from developing product candidates in competition with ours. In addition, the German and U.S. governments have certain rights to the inventions covered by the patent rights and Max Planck, as an academic research and medical center, has the right to practice the licensed patent rights for educational, research and clinical uses. If a third party develops, manufactures, markets and sells any product covered by the same patent rights and technologies that compete with ours, it could significantly undercut the value of any of our product candidates that rely on the patent rights under that license, which would materially adversely affect our revenue, financial condition and results of operations.

Other companies or organizations may challenge our or our licensors’ patent rights or may assert patent rights that prevent us from developing and commercializing our products.

Nucleic acid therapeutics is a relatively new scientific field, the commercial exploitation of which has resulted in many different patents and patent applications from organizations and individuals seeking to obtain patent protection in the field. We have obtained grants and issuances of patents in this field, and also have licensed from Max Planck certain such patents on a co-exclusive basis. The issued patents and pending patent applications in the U.S. and in key markets around the world that we own or license claim certain methods, compositions and processes relating to the discovery, development, manufacture and/or commercialization of nucleic acid therapeutics and/or our platform.

As the field of nucleic acid therapeutics matures, patent applications are being processed by national patent offices around the world. There is uncertainty about which patents will issue, and, if they do, as to when, to whom, and with what claims. It is likely that there will be significant litigation in the courts and other proceedings, such as interference, reexamination and opposition proceedings, in various patent offices relating to patent rights in the nucleic acid therapeutics field. In many cases, the possibility of appeal or opposition exists for either us or our opponents, and it may be years before final, unappealable rulings are made with respect to these patents in certain jurisdictions. The timing and outcome of these and other proceedings is uncertain and may adversely affect our business, particularly if we are not successful in defending the patentability and scope of our pending and issued patent claims or if third parties are successful in obtaining claims that cover our any of our product candidates or our platform. In addition, third parties may attempt to invalidate our intellectual property rights. Even if our rights are not directly challenged, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management and could adversely affect our business and our ability to successfully compete in the field of nucleic acid therapeutics.

There are many issued patents and/or pending patent applications that claim aspects of oligonucleotide chemistry and/or modifications that we may want or need to apply to our product candidates. There are also many issued patents and/or pending patent applications that claim targeted genes or portions of genes that may be relevant for nucleic acid drugs we wish to develop. Thus, it is possible that one or more organizations will hold patent rights to which we will need or want a license. If those organizations refuse to grant us a license to such patent rights on reasonable terms, we may not be able to market products or perform research and development or other activities covered by these patents.

We may not be able to protect our intellectual property rights throughout the world.

Obtaining a valid and enforceable issued or granted patent covering our technology in the United States and worldwide can be extremely costly. In jurisdictions where we have not obtained patent protection, competitors may use our technology to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where it is more difficult to enforce a patent as compared to the United States Competitor products may compete with our future products in jurisdictions where we do not have issued or granted patents or where our issued or granted patent claims or other intellectual property rights are not sufficient to prevent competitor activities in these jurisdictions. The legal systems of certain countries, particularly certain developing countries, make it difficult to enforce patents and such countries may not recognize other types of intellectual property protection, particularly that relating to biopharmaceuticals. This could make it difficult for us to prevent the infringement of our patents or marketing of competing products in violation of our proprietary rights generally in certain jurisdictions. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

We generally file a provisional patent application first (a priority filing) at the USPTO. A Patent Cooperation Treaty, or PCT, application is usually filed within twelve months after the priority filing. Regional and/or national patent applications may be pursued outside of the United States, either based on a PCT application or as a direct filing, in some cases claiming priority to a prior U.S. or PCT filing. Some of our cases have been filed in, for example, in Australia, Brazil, Canada, Chile, China, Europe, Indonesia, Israel, India, Japan, South Korean, Mexico, Russia, Singapore and South Africa. We also commonly enter the national stage in the United States through a PCT filing. We have so far not filed for patent protection in all national and regional jurisdictions where such protection may be available. In addition, we may decide to abandon national and regional patent applications before grant. Finally, the grant proceeding of each national or regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant registration authorities, while granted by others. It is also quite common that depending on the country, various scopes of patent protection may be granted on the same product candidate or technology.

The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws in the United States, and many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. If we or our licensors encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished and we may face additional competition from others in those jurisdictions. Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position in the relevant jurisdiction may be impaired and our business and results of operations may be adversely affected.

The requirements for patentability may differ in certain countries, particularly developing countries. For example, unlike other countries, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug. In India, unlike the United States, there is no link between regulatory approval of a drug and its patent status. Furthermore, generic or biosimilar drug manufacturers or other competitors may challenge the scope, validity or enforceability of our or our licensors’ or collaborators’ patents, requiring us or our licensors or collaborators to engage in complex, lengthy and costly litigation or other proceedings. Generic or biosimilar drug manufacturers may develop, seek approval for, and launch generic versions of our products. In addition to India, certain countries in Europe and developing countries, including China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors or collaborators may have limited remedies if patents are infringed or if we or our licensors or collaborators are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our and our licensors’ and collaborators’ efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

We or our licensors, collaborators or any future strategic partners may become subject to third party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights, and we may need to resort to litigation to protect or enforce our patents or other proprietary rights, all of which could be costly, time consuming, delay or prevent the development and commercialization of our product candidates, or put our patents and other proprietary rights at risk.

We or our licensors, collaborators or any future strategic partners may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights. We are generally obligated under our license or collaboration agreements to indemnify and hold harmless our licensors or collaborators for damages arising from intellectual property infringement by us. If we or our licensors, collaborators or any future strategic partners are found to infringe a third party patent or other intellectual property rights, we could be required to pay damages, potentially including treble damages, if we are found to have willfully infringed. In addition, we or our licensors, collaborators or any future strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on acceptable terms, if at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we or our collaborator, or any future collaborator, may be unable to effectively market product candidates based on our technology, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. In addition, we may find it necessary to pursue claims or initiate lawsuits to protect or enforce our patent or other intellectual property rights. The cost to us in defending or initiating any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and limit our ability to continue our operations.

If we were to initiate legal proceedings against a third party to enforce a patent covering one of our products or our technology, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our products or certain aspects of our platform technology. Such a loss of patent protection could negatively impact our business. Patents and other intellectual property rights also will not protect our technology if competitors design around our protected technology without legally infringing our patents or other intellectual property rights.

Intellectual property rights of third parties could adversely affect our ability to commercialize our product candidates, and we might be required to litigate or obtain licenses from third parties in order to develop or market our product candidates. Such litigation or licenses could be costly or not available on commercially reasonable terms.

Because the nucleic acid therapeutics intellectual property landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing third party rights. There are numerous companies that have pending patent applications and issued patents directed to certain aspects of nucleic acid therapeutics. Our competitive position may suffer if patents issued to third parties or other third party intellectual property rights cover our products or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates unless we successfully pursue litigation to nullify or invalidate the third party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms.

It is also possible that we have failed to identify relevant third party patents or applications. For example, U.S. applications filed before November 29, 2000 and certain U.S. applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our products or platform technology could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our products or the use of our products. Third party intellectual property right holders may also actively bring infringement claims against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our products. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our product candidates that are held to be infringing. We might, if possible, also be forced to redesign product candidates so that we no longer infringe the third party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our product candidates or we could lose certain rights to grant sublicenses.

Our current license with Max Planck imposes, and any future licenses we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patent protection for certain aspects of our product candidates, we also consider trade secrets, including confidential and unpatented know-how important to the maintenance of our competitive position. We protect trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

We may be subject to claims that we or our employees or consultants have wrongfully used or disclosed alleged trade secrets of our employees’ or consultants’ former employers or their clients. These claims may be costly to defend and if we do not successfully do so, we may be required to pay monetary damages and may lose valuable intellectual property rights or personnel.

Many of our employees were previously employed at universities or biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper our ability to commercialize, or prevent us from commercializing, our product candidates, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

Risks Related to Our Being a Singapore Company

We are a Singapore incorporated company and it may be difficult to enforce a judgment of U.S. courts for civil liabilities under U.S. federal securities laws against us, our directors or officers in Singapore.

We are incorporated under the laws of the Republic of Singapore, and certain of our officers and directors are residents outside the United States. Moreover, a majority of our consolidated assets are located outside the United States. Although we are incorporated outside the United States, we have agreed to accept service of process in the United States through our agent designated for that purpose. Nevertheless, because a majority of the consolidated assets owned by us are located outside the United States, any judgment obtained in the United States against us may not be collectible within the United States.

There is no treaty between the United States and Singapore providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters and a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not predicated solely upon the federal securities laws, would, therefore, not be automatically enforceable in Singapore. It is not clear whether a Singapore court may impose civil liability on us or our directors and officers who reside in Singapore in a suit brought in the Singapore courts against us or such persons with respect to a violation solely of the federal securities laws of the United States. In addition, holders of book-entry interests in our shares will be required to be registered shareholders as reflected in our shareholder register in order to have standing to bring a shareholder action and, if successful, to enforce a foreign judgment against us, our directors or our executive officers in the Singapore courts. The administrative process of becoming a registered holder could result in delays prejudicial to any legal proceedings or enforcement action. Consequently, it may be difficult for investors to enforce against us, our directors or our officers in Singapore judgments obtained in the United States which are predicated upon the civil liability provisions of the federal securities laws of the United States.

We are incorporated in Singapore and our shareholders may have more difficulty in protecting their interests than they would as shareholders of a corporation incorporated in the United States.

Our corporate affairs are governed by our memorandum and articles of association and by the laws governing corporations incorporated in Singapore. The rights of our shareholders and the responsibilities of the members of our board of directors under Singapore law are different from those applicable to a corporation incorporated in the United States. Principal shareholders of Singapore companies do not owe fiduciary duties to minority shareholders, as compared, for example, to controlling shareholders in corporations incorporated in Delaware. Our public shareholders may have more difficulty in protecting their interests in connection with actions taken by our management, members of our board of directors or our principal shareholders than they would as shareholders of a corporation incorporated in the United States.

In addition, only persons who are registered as shareholders in our shareholder register are recognized under Singapore law as shareholders of our company. Only registered shareholders have legal standing to institute shareholder actions against us or otherwise seek to enforce their rights as shareholders. Investors in our shares who are not specifically registered as shareholders in our shareholder register (for example, where such shareholders hold shares indirectly through the Depository Trust Company) are required to become registered as shareholders in our shareholder register in order to institute or enforce any legal proceedings or claims against us, our directors or our executive officers relating to shareholder rights. Holders of book-entry interests in our shares may become registered shareholders by exchanging their book-entry interests in our shares for certificated shares and being registered in our shareholder register.

We are subject to the laws of Singapore, which differ in certain material respects from the laws of the United States.

As a company incorporated under the laws of the Republic of Singapore, we are required to comply with the laws of Singapore, certain of which are capable of extra-territorial application, as well as our memorandum and articles of association. In particular, we are required to comply with certain provisions of the Securities and Futures Act of Singapore (Cap 289), or the SFA, which prohibit certain forms of market conduct and information disclosures, and impose criminal and civil penalties on corporations, directors and officers in respect of any breach of such provisions. We are also required to comply with the Singapore Code on Take-Overs and Mergers, or the Singapore Takeover Code, which specifies, among other things, certain circumstances in which a general offer is to be made upon a change in effective control, and further specifies the manner and price at which voluntary and mandatory general offers are to be made.

The laws of Singapore and of the United States differ in certain significant respects. The rights of our shareholders and the obligations of our directors and officers under Singapore law are different from those applicable to a company incorporated in the State of Delaware in material respects, and our shareholders may have more difficulty and less clarity in protecting their interests in connection with actions taken by our management, members of our board of directors or our controlling shareholders than would otherwise apply to a company incorporated in the State of Delaware.

In addition, the application of Singapore law, in particular, the Companies Act of Singapore (Cap 50), or the Singapore Companies Act, may in certain circumstances impose more restrictions on us and our shareholders, directors and officers than would otherwise be applicable to a company incorporated in the State of Delaware. For example, the Singapore Companies Act requires directors to act with a reasonable degree of diligence and, in certain circumstances, imposes criminal liability for specified contraventions of particular statutory requirements or prohibitions. In addition, pursuant to the provisions of the Singapore Companies Act, shareholders holding 10% or more of the total number of paid-up shares carrying the right of voting in general meetings may require the convening of an extraordinary general meeting of shareholders by our directors. If our directors fail to comply with such request within 21 days of the receipt thereof, shareholders holding more than 50% of the voting rights represented by the original requisitioning shareholders may proceed to convene such meeting, and we will be liable for the reasonable expenses incurred by such requisitioning shareholders. We are also required by the Singapore Companies Act to deduct corresponding amounts from fees or other remuneration payable by us to such non-complying directors.

We are subject to the Singapore Takeover Code, which requires a person acquiring 30% or more of our voting shares to conduct a takeover offer for all of our voting shares. This could have the effect of discouraging, delaying or preventing a merger or acquisition and limit the market price of our ordinary shares.

We are subject to the Singapore Takeover Code. The Singapore Takeover Code contains provisions that may delay, deter or prevent a future takeover or change in control of our company and limit the market price of our ordinary shares for so long as we remain a public company with more than 50 shareholders and net tangible assets of S$5 million (Singapore dollars) or more. For example, under the Singapore Takeover Code, any person acquiring, whether by a series of transactions over a period of time or not, either on his own or together with parties acting in concert with him, 30% or more of our voting shares, or if such person holds, either on his own or together with parties acting in concert with him, between 30% and 50% (both inclusive) of our voting shares, and if he (or parties acting in concert with him) acquires additional voting shares representing more than 1% of our voting shares in any six-month period, must, except with the consent of Securities Industry Council in Singapore, extend a takeover offer for our remaining voting shares in accordance with the Singapore Takeover Code. Therefore, any investor seeking to acquire a significant stake in our company may be deterred from doing so if, as a result, such investor would be required to conduct a takeover offer for all of our voting shares.

These same provisions could discourage potential investors from acquiring a stake or making a significant investment in our company and may substantially impede the ability of our shareholders to benefit from a change of effective control and, as a result, may adversely affect the market price of our ordinary shares and the ability to realize any benefits from a potential change of control.

For a limited period of time, our directors have general authority to allot and issue new shares on terms and conditions and with any preferences, rights or restrictions as may be determined by our board of directors in its sole discretion.

Under Singapore law, we may only allot and issue new shares with the prior approval of our shareholders in a general meeting. Prior to the completion of our initial public offering our shareholders provided our directors with a general authority to allot and issue any number of new shares (whether as ordinary shares or preferred shares) until the earliest of (i) the conclusion of our 2016 annual general meeting of shareholders, (ii) the expiration of the period within which the next annual general meeting is required to be held (i.e., within 15 months from the conclusion of the last general meeting) and (iii) the subsequent revocation or modification of such general authority by our shareholders acting at an extraordinary general meeting duly convened for such purpose. Subject to the general requirements of the Singapore Companies Act and our memorandum and articles of association, the general authority given to our directors by our shareholders to allot and issue shares may be exercised by our directors to allot and issue shares on such terms and conditions as they deem fit to impose. Any additional issuances of new shares by our directors may dilute our shareholders’ interests in our ordinary shares and/or adversely impact the market price of our ordinary shares.

We may be or become a passive foreign investment company, or a PFIC, which could result in adverse U.S. federal income tax consequences to U.S. Holders.

The rules governing passive foreign investment companies, or PFICs, can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. The fair market value of our assets is expected to relate, in part, to (a) the market price of our ordinary shares and (b) the composition of our income and assets, which will be affected by how, and how quickly, we spend any cash that is raised in any financing transaction, including our initial public offering. Moreover, our ability to earn specific types of income that we currently treat as non-passive for purposes of the PFIC rules is uncertain with respect to future years. Based on the current and anticipated value of our assets and the composition of our income and assets, we do not expect to be treated as a PFIC for our current taxable year ending December 31, 2015; however, there can be no assurance that we will not be considered a PFIC for any taxable year.

If we are a PFIC, a U.S. Holder (defined below) would be subject to adverse U.S. federal income tax consequences, such as ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred, and additional reporting requirements under U.S. federal income tax laws and regulations. A U.S. Holder may in certain circumstances mitigate adverse tax consequences of the PFIC rules by filing an election to treat the PFIC as a qualified electing fund, or QEF, or, if shares of the PFIC are “marketable stock” for purposes of the PFIC rules, by making a mark-to-market election with respect to the shares of the PFIC. We do not intend to comply with the reporting requirements necessary to permit U.S. Holders to elect to treat us as a QEF. If a U.S. Holder makes a mark-to-market election with respect to its ordinary shares, the U.S. Holder is required to include annually in its U.S. federal taxable income an amount reflecting any year end increase in the value of its ordinary shares. For purposes of this discussion, a “U.S. Holder” is a beneficial owner of ordinary shares that is for U.S. federal income tax purposes: (i) an individual who is a citizen or resident of the United States; (ii) a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (iv) a trust (a) if a court within the U.S. can exercise primary supervision over its administration, and one or more U.S. persons have the authority to control all of the substantial decisions of that trust, or (b) that was in existence on August 20, 1996, and validly elected under applicable Treasury Regulations to continue to be treated as a domestic trust.

Investors should consult their own tax advisors regarding all aspects of the application of the PFIC rules to the ordinary shares.

Singapore taxes may differ from the tax laws of other jurisdictions.

Prospective investors should consult their tax advisers concerning the overall tax consequences of purchasing, owning and disposing of our shares. Singapore tax law may differ from the tax laws of other jurisdictions, including the United States.

We may become subject to unanticipated tax liabilities.

We are incorporated under the laws of Singapore. We may, however, become subject to income, withholding or other taxes in certain jurisdictions by reason of our activities and operations, and it is also possible that taxing authorities in any such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. Any such non-Singaporean tax liability could materially adversely affect our results of operations.

Taxing authorities could reallocate our taxable income among our subsidiaries, which could increase our overall tax liability.

We are organized in Singapore, and we currently have a subsidiary in the United States and Japan. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between us and our subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that appropriate documentation is maintained to support the transfer prices. While we are revising our transfer pricing policies to come into compliance with applicable transfer pricing laws, we may not amend returns for prior years, and even our new transfer pricing procedures are not binding on applicable tax authorities.

If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arms’ length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.

Risks Related to Our Ordinary Shares

The public market for our ordinary shares may not be liquid enough for our shareholders to sell their ordinary shares quickly or at market price, or at all.

Prior to our initial public offering, there was no public market for our ordinary shares. An active trading market for our shares may never develop and our shareholders may not be able to sell their ordinary shares quickly or at the market price, or at all. Further, an inactive market may also impair our ability to raise capital by selling our ordinary shares and may impair our ability to enter into strategic partnerships or acquire companies or products by using our ordinary shares as consideration.

The market price of our ordinary shares is likely to be highly volatile, and our shareholders may lose some or all of their investment.

The market price of our ordinary shares is likely to be highly volatile, including in response to factors that are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. In particular, the market prices of securities of pharmaceutical and biotechnology companies have been extremely volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our ordinary shares, regardless of our operating performance, and could cause our shareholders to lose some or all of their investment in the Company.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses. We are subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Protection Act, as well as rules subsequently adopted by the SEC and the NASDAQ Stock Market. These rules and regulations require, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition and establish and maintain effective disclosure and financial controls and corporate governance practices. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company,” as defined in the recently enacted Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Our management and other personnel will expect to devote a substantial amount of time to these compliance initiatives. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors.

We may take advantage of specified reduced disclosure requirements applicable to an “emerging growth company” under the JOBS Act, and the information that we provide to shareholders may be different than they might receive from other public companies.

We are an “emerging growth company,” as defined under the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•	Only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure.

•	Reduced disclosure about our executive compensation arrangements.

•	No non-binding advisory votes on executive compensation or golden parachute arrangements.

•	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We intend to take advantage of certain of the exemptions provided under the JOBS Act. We may continue to take advantage of exemptions under the JOBS Act for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1 billion in annual revenues, we have more than $700 million in market value of our shares held by non-affiliates, or we issue more than $1 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced burdens. Therefore, the information that we provide shareholders may be different than one might get from other public companies. Further, if some investors find our ordinary shares less attractive as result, there may be a less active trading market for our ordinary shares and the market price of our ordinary shares may be more volatile.

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

Prior to the completion of our initial public offering, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and procedures. In connection with the audit of our consolidated financial statements for the years ended December 31, 2014 and 2013, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our lack of adequate accounting personnel has resulted in the identification of a material weakness in our internal controls over financial reporting. Specifically, we did not appropriately design and implement controls over the review and approval of manual journal entries and the related supporting journal entry calculations.

We have begun our remediation plan, and have hired a corporate controller and intend to hire additional accounting and finance personnel. Additionally, we are in the process of implementation of more robust review, supervision and monitoring of the financial reporting process intended to mitigate the identified material weakness. While we intend to implement a plan to remediate this material weakness, we cannot predict the success of such plan or the outcome of our assessment of these plans at this time. We can give no assurance that this implementation will remediate this deficiency in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements, cause us to fail to meet our reporting obligations.

As a public company, we will be obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our ordinary shares.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2016. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company,” as defined in the JOBS Act. At such time as we are required to obtain auditor attestation, if we then have a material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm.

We are beginning the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During our evaluation of our internal control, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot make assurances that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our ordinary shares could decline, and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Our principal shareholders and management own a significant percentage of our ordinary shares and will be able to exert significant control over matters subject to shareholder approval.

As of September 30, 2015, our executive officers and directors, together with holders of 5% or more of our outstanding ordinary shares (assuming the conversion of all of our outstanding preferred shares into ordinary shares) and their respective affiliates, beneficially owned approximately 79% of our outstanding ordinary shares. As a result, these shareholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these shareholders may not be the same as or may even conflict with the interests of our other shareholders. For example, these shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders, which could deprive shareholders of an opportunity to receive a premium for their ordinary shares as part of a sale of our company or our assets and might affect the prevailing market price of our ordinary shares. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

We do not anticipate paying any cash dividends on our ordinary shares in the foreseeable future.

We have never declared or paid cash dividends on our ordinary shares. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business, and we do not anticipate paying any cash dividends on our ordinary shares in the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our ordinary shares will be our shareholders’ sole source of gain for the foreseeable future.

We may incur significant costs from class action litigation due to share volatility.

Our share price may fluctuate for many reasons, including as a result of public announcements regarding the progress of our development efforts or the development efforts of our collaborators and/or competitors, the addition or departure of our key personnel, variations in our quarterly operating results and changes in market valuations of pharmaceutical and biotechnology companies. Holders of stock which has experienced significant price and trading volatility have occasionally brought securities class action litigation against the companies that issued the stocks. If any of our shareholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management, which could harm our business.

Sales of additional ordinary shares could cause the price of our ordinary shares to decline.

Sales of substantial amounts of our ordinary shares in the public market, or the availability of such shares for sale, by us or others, including the issuance of ordinary shares upon exercise of outstanding options, could adversely affect the price of our ordinary shares. In connection with our initial public offering, we, our directors and officers and certain of our existing shareholders have entered into lock-up agreements for a period of 180 days following our initial public offering. We, our directors, officers or our shareholders may be released from lock-up prior to the expiration of the lock-up period at the sole discretion of Jefferies LLC and Leerink Partners LLC. Upon expiration or earlier release of the lock-up, we, our directors, officers or our shareholders may sell shares into the market, which could adversely affect the market price of our ordinary shares.

Certain of our shareholders have the right to require us to register the sales of their shares under the Securities Act of 1933, as amended, under agreements between us and such shareholders.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our ordinary shares may depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no or too few securities or industry analysts commence coverage of our company, the trading price for our ordinary shares would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our ordinary shares or publish inaccurate or unfavorable research about our business, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our ordinary shares could decrease, which might cause our share price and trading volume to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Recent Sales of Unregistered Equity Securities

None.

(b)	Use of Proceeds

On November 16, 2015, we closed our initial public offering, in which we issued and sold 6,375,000 ordinary shares at a public offering price of $16.00 per share. On December 4, 2015, we issued an additional 618,126 ordinary shares at a price of $16.00 per share pursuant to a partial exercise of the underwriters’ over-allotment option. The aggregate gross proceeds to us from our initial public offering, inclusive of the over-allotment exercise, were approximately $111.9 million. All of the ordinary shares issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-207379), which was declared effective by the SEC on November 10, 2015. Jefferies LLC and Leerink Partners LLC were joint book-running managers for the initial public offering and JMP Securities LLC and SunTrust Robinson Humphrey, Inc. were co-managers. The aggregate net proceeds to us, inclusive of the over-allotment exercise, were approximately $100.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us of approximately $11.4 million.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on November 12, 2015 pursuant to Rule 424(b). As our initial public offering closed after the period covered by this Quarterly Report on Form 10-Q, none of the proceeds from our initial public offering were used during the period covered by this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On December 14, 2015, the Compensation Committee of the Company’s Board of Directors approved the following discretionary bonuses for certain executive officers of the Company, as indicated below, in recognition of their contributions to certain exceptional accomplishments of the Company in 2015, including with respect to the Company’s successful initial public offering, each such bonus representing 50% of the respective executive officer’s 2015 annual cash base salary: Paul B. Bolno, M.D., President and Chief Executive Officer ($225,000); Christopher Francis, Ph.D., Vice President, Head of Business Development ($92,500); Kyle Moran, Vice President, Head of Finance ($75,000); and Chandra Vargeese, Ph.D., Senior Vice President, Head of Drug Discovery ($142,500). In addition, the Compensation Committee approved increases for 2016 in the annual cash base salary for Dr. Francis from $185,000 to $275,000 and for Mr. Moran from $150,000 to $220,000.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index to this Quarterly Report on Form 10-Q are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: December 17, 2015

WAVE LIFE SCIENCES LTD.

By:	/s/ Paul Bolno
Paul Bolno
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kyle Moran
Kyle Moran
Vice President, Head of Finance (Principal
Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Memorandum of Association and Articles of Association (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-207379), as amended)

4.1	Form of Specimen Ordinary Share Certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-207379), as amended)

4.2	Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of August 14, 2015 (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-207379), as amended)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.