Form 10-K
period 2015-12-31
Wave Life Sciences Ltd.
filed 2016-03-30
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-37627

WAVE LIFE SCIENCES LTD.

(Exact name of registrant as specified in its charter)

Singapore	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8 Cross Street #10-00, PWC Building Singapore	048424
(Address of principal executive offices)	(Zip code)

+65 6236 3388

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
$0 Par Value Ordinary Shares	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The number of outstanding ordinary shares of the registrant as of March 25, 2016 was 21,551,423.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2016 Annual General Meeting of Shareholders will be filed with the Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and are incorporated by reference into Part III of this Annual Report on Form 10-K.

WAVE LIFE SCIENCES LTD.

ANNUAL REPORT ON FORM 10-K

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, such statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about our ability to fund our working capital requirements; our success, cost and timing of our product development activities and future clinical trials; the timing of and our ability to obtain and maintain regulatory approvals for any of our product candidates; our ability to identify and develop new product candidates; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy; our use of proceeds from our initial public offering; our ability to develop sales and marketing capabilities; our estimates regarding future expenses and needs for additional financing; our ability to identify, recruit and retain key personnel; our financial performance; and developments and projections relating to our competitors in the industry. You should refer to the “Risk Factors” section of this Annual Report to Form 10-K and in our other filings with the Securities and Exchange Commission for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, these statements should not be regarded as representations or warranties by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

As used in this Annual Report on Form 10-K, unless otherwise stated or the context otherwise indicates, references to “WAVE,” the “Company,” “we,” “our,” “us” or similar terms refer to WAVE Life Sciences Ltd. and our wholly owned subsidiaries.

PART I

Item 1.	Business.

Overview

We are a preclinical biopharmaceutical company with an innovative and proprietary synthetic chemistry drug development platform that we are using to design, develop and commercialize a broad pipeline of first-in-class or best-in-class nucleic acid therapeutic candidates. Nucleic acid therapeutics have the potential to address diseases that have been difficult to treat with small molecule drugs or biologics. Currently, there are two nucleic acid therapeutics that have received regulatory approval by the U.S. Food and Drug Administration, or FDA, and others are in development. We are initially developing nucleic acid therapeutics that target genetic defects to either reduce the expression of disease-promoting proteins or transform the production of dysfunctional mutant proteins into the production of functional proteins.

The nucleic acid therapeutics we are developing are stereopure, meaning they are comprised of molecules having atoms uniformly arranged in three-dimensional orientations, which we believe is advantageous for making drugs with consistent pharmacologic properties. The stereopure therapies we are developing differ from the mixture-based nucleic acid therapeutics currently on the market and in development by others. Those therapies are mixtures of many thousands of molecules, each having varying three-dimensional atomic arrangements. Such variations may lead to potentially differing pharmacologic properties, with some constituent molecules producing therapeutic effects and others being less beneficial or even contributing to undesirable side effects. Building upon the innovative work of our scientific founders, Gregory L. Verdine, Ph.D. and Takeshi Wada, Ph.D., our preclinical studies have demonstrated that our stereopure nucleic acid therapeutics may achieve superior drug properties as compared to mixture-based nucleic acid therapeutics. Our platform is designed to enable us to rationally design, optimize and produce stereopure nucleic acid therapeutics. Further, it has the potential to be used to design therapies that utilize any of the major molecular mechanisms employed by nucleic acid therapeutics, including antisense, ribonucleic acid interference, or RNAi, and exon skipping, as described below.

Our goal is to develop disease-modifying drugs for indications with a high degree of unmet medical need, in both orphan and broad diseases. We are initially focused on designing single-stranded nucleic acid therapeutics that can distribute broadly within the human body, allowing us to target diseases across multiple organ systems and tissues, through both systemic and local administration.

Our most advanced therapeutic programs are in Huntington’s disease, Duchenne muscular dystrophy, or DMD, and inflammatory bowel disease, or IBD.

•	In Huntington’s disease, we have programs targeting two disease-associated single nucleotide polymorphisms, or SNPs, within the huntingtin gene – HTT SNP-1 and HTT SNP-2. SNPs are naturally occurring variations within a given genetic sequence and in certain instances can be used to distinguish between two related copies of a gene where only one is responsible for causing production of a defective protein and causing disease. It has been shown that by targeting HTT SNP-1 and HTT SNP-2, the production of disease-causing proteins associated with Huntington’s disease can be prevented. We have selected a lead product candidate in our HTT SNP-1 program and we expect to select a lead candidate in our HTT SNP-2 program in early 2016. We expect to file investigational new drug applications, or INDs, with the FDA for our candidates targeting HTT SNP-1 and HTT SNP-2 in late 2016.

•	In DMD, we have a program targeting Exon 51, a region within the ribonucleic acid, or RNA, transcribed from the dystrophin gene. DMD is a genetic disorder caused by mutations in the dystrophin gene, including those in Exon 51, that result in dysfunctional Dystrophin protein, and it has been shown that production of functional Dystrophin protein can be restored by targeting Exon 51. We have selected a lead product candidate in our Exon 51 program and expect to file an IND with the FDA for this candidate in early 2017.

•

In IBD, we have a program targeting the RNA transcribed from the SMAD7 gene. Overproduction of the SMAD7 protein has been shown to increase gastro-intestinal, or GI, inflammation and exacerbate IBD. It has also been demonstrated that by targeting the RNA transcribed from the SMAD7 gene, the overproduction of the SMAD7 protein can be suppressed, thereby decreasing GI inflammation. We expect to select a lead candidate in our SMAD7 program in late 2016.

We also have late-stage discovery programs in epidermolysis bullosa simplex, or EBS, and in DMD.

•	In EBS, we are targeting KRT14 SNP-1 and KRT14 SNP-2. EBS is caused by mutations in the KRT14 gene, which result in the production of defective KRT14 proteins that manifest the symptoms of EBS. KRT14 SNP-1 and KRT14 SNP-2 are disease-associated SNPs within the KRT14 gene, and we have shown in preclinical experiments that by targeting these SNPs selective reduction in the expression of the disease associated gene can be achieved. We expect to identify lead candidates in our KRT14 SNP-1 and KRT14 SNP-2 programs in 2016.

•	In DMD, we are also developing therapies targeting Activin Receptor type IIb, or AcRIIb, that can promote skeletal muscle growth. It has been shown that such muscle growth can be promoted by silencing the RNA transcribed from the gene encoding AcRIIb. We believe that targeting AcRIIb could be beneficial in cases where DMD has progressed to a state of advanced muscle damage, where exon-skipping therapies (including the candidates we are developing in our exon-skipping DMD program) may be less effective. We expect to identify a lead candidate in our AcRIIb program in 2016.

Furthermore, we believe that, based on our initial selection criteria of novel and fast-follower opportunities, our platform can potentially be used in the near-term to design treatments for approximately 25 other potential target indications, mostly consisting of orphan indications, with an initial focus on orphan neuromuscular and central nervous system disease targets.

We believe that we have a strong intellectual property position relating to the development and commercialization of our stereopure nucleic acid therapeutics. Our intellectual property portfolio includes filings designed to protect stereopure oligonucleotide compositions generally, as well as filings designed to protect stereopure compositions of oligonucleotides with particular stereochemical patterns (for example, that affect or confer biological activity). Oligonucleotides are chemically modified, short-length strands of RNA or deoxyribonucleic acid, or DNA. Our portfolio also includes filings on both methods and reagents that are designed to protect various features of the chemical methodologies that enable production of such stereopure oligonucleotide compositions. Our portfolio also includes filings designed to protect methods of using stereopure oligonucleotide compositions and filings designed to protect particular stereopure oligonucleotide products, such as those having a particular sequence, pattern of nucleoside or backbone modification, or both, pattern of backbone linkages and pattern of backbone chiral centers. A chiral center is an atom that is bonded to a defined set of pendant groups arranged in three-dimensional space in a way that is not superimposable on its mirror image.

We believe that our technology provides us with a unique position in the therapeutic oligonucleotide marketplace. Due to prior or expected patent expirations and patent invalidations, we believe that a variety of useful and effective oligonucleotide chemistries, such as certain backbone and sugar modifications, that have been developed in the industry will be available to the public prior to when we expect our drugs will be commercialized. Therefore, we believe that we can readily incorporate these chemistries or other chemistries into our stereopure drugs. Moreover, our strategy does not require or rely on a particular chemistry or any particular nucleotide sequence, thus permitting us to navigate the intellectual property landscape in the field while developing our novel and proprietary oligonucleotide drugs.

Our founders and members of our management team are leaders in the field of nucleic acid therapeutics, including world renowned scientists, leading researchers in the field and executives with a proven track record in drug discovery development and commercialization of innovative therapeutics.

Nucleic Acid Therapeutics

A majority of traditional therapeutics modalities, such as small molecule drugs and biologics, work by interacting with proteins that contribute to the disease. However, there are thought to be a limited number of “druggable” proteins; it is currently estimated that approximately 80% of human protein targets cannot be addressed by these conventional approaches. In contrast, directing medicines to the ribonucleic acid, or RNA, which is critical to the production of proteins, rather than to the proteins themselves, has the potential to significantly increase the number of druggable targets.

Nucleic acid therapeutics is a large and innovative class of drugs that can modulate the function of target RNAs to ultimately affect the production of disease-associated proteins. Nucleic acid therapeutics employ a number of different molecular mechanisms to regulate protein production. These mechanisms can be broadly categorized as those that promote degradation of the target RNA, including antisense and RNAi, and those that involve binding to the target RNA and modulating its function by promoting exon skipping and RNA-guided gene editing.

The nucleic acid therapeutics we are currently developing employ the following techniques:

•	Antisense, which refers to a technology that utilizes a therapeutic oligonucleotide designed to bind to a specific sequence in a target RNA strand that encodes a disease-associated protein. The resulting two- stranded molecule, or duplex, is then recognized by a cellular enzyme called RNase H, which cleaves, or cuts, the duplex molecule, thereby preventing the disease-associated protein from being made.

•	RNA interference, or RNAi, which refers to a technology that utilizes a therapeutic oligonucleotide designed to bind to a specific sequence in a target RNA that encodes a disease-associated protein. This target RNA molecule is then recognized and cleaved by an enzyme known as Argonaut, or Ago2, thereby preventing the disease-associated protein from being made.

•	Exon skipping, which refers to a technology that utilizes a therapeutic oligonucleotide designed to bind to a particular sequence within a target RNA and direct the cellular machinery to delete, or splice, the defect out of that RNA. Often, the underlying defect in the target RNA is a mutation that includes a “stop” instruction, so that, absent the therapeutic oligonucleotide, a truncated and defective protein is produced. Use of the exon-skipping oligonucleotide permits the cellular machinery to skip over the “stop” instruction and assemble a partially functional protein, thereby mitigating or alleviating the disease that would otherwise result from the genetic mutation.

The unique capability of nucleic acid therapeutics to address a wide range of genomic targets across multiple therapeutic areas has the potential to create potentially significant market opportunities to develop drugs to treat a broad spectrum of human diseases, including diseases where no medicines currently exist or for which existing treatments are suboptimal.

Design of Nucleic Acid Therapeutics

A large subset of nucleic acid therapeutics are comprised of chemically modified, short-length RNA or deoxyribonucleic acid, or DNA, strands, commonly known as oligonucleotides. Oligonucleotides are comprised of a sequence of nucleotides—the building blocks of RNA and DNA—that are linked together by a backbone of chemical bonds.

In nucleic acid molecules that have not been modified for therapeutic use, the nucleotides are linked by phosphodiester bonds, as shown below.

Such unmodified nucleic acid molecules are unsuitable for use as therapeutics because they are rapidly degraded by enzymes called nucleases that are widely present in the human body, are rapidly cleared by the kidneys and have poor uptake into targeted cells. The industry has employed chemical modifications of the nucleotides and phosphodiester bonds to improve the stability, biodistribution and cellular uptake of nucleic acid therapeutics.

Phosphorothioate, or PS, modification was one of the earliest and remains one of the most common backbone modifications used in nucleic acid therapeutics. In PS modification, one of the nonbridging oxygen (O) atoms bonded to a phosphorus (P) atom is replaced with a sulfur (S) atom. PS modification has been shown to improve the stability of oligonucleotides by making them less susceptible to enzymatic degradation. Further, PS bond-containing oligonucleotides increase binding to plasma proteins, which improves biodistribution by preventing rapid renal excretion of these molecules.

PS modification is accepted as state-of-the-art in the nucleic acid therapeutics field. The two nucleic acid therapeutics that have received regulatory approval, mipomersen and fomiversen, as well as a large majority of nucleic acid therapeutics currently in development (of which there are at least 20 in late-stage development or under regulatory review), employ PS modification. We believe that PS modification will remain a critical component of this class of therapeutics.

PS Modification Results in Complex Drug Mixtures

A consequence of using PS modification in oligonucleotide synthesis is that it creates a chiral center at each phosphorus, each of which is designated as either an “Sp” or “Rp” configuration. This chirality creates stereoisomers, which, as shown below, have identical chemical composition but different three-dimensional arrangement of their atoms and consequently different chemical and biological properties.

The configuration of each PS modification occurs randomly during conventional nucleic acid synthesis. Because oligonucleotides are comprised of numerous nucleotides and associated PS modifications—with each PS modification having a random chiral configuration—the synthesis process generates an exponentially large number of stereoisomers of the synthesized oligonucleotide. Specifically, each linkage of an additional nucleotide residue doubles the number of stereoisomers of the product, so that a conventional preparation of a PS-containing oligonucleotide is in fact a highly heterogeneous mixtures of 2N stereoisomers, where N represents the number of PS modifications. For instance, as shown below, a conventional fully PS-modified oligonucleotide (20 nucleotides in length, 19 PS modifications) in fact is a mixture of over 500,000 stereoisomers, each having the same nucleotide sequence but differing in the stereochemistry along their backbones.

Stereoisomers often possess different chemical and pharmacologic properties. For example, certain stereoisomers can drive the therapeutic effects of a drug while others can be less beneficial or can even contribute to undesirable side effects. The greater the variation among a drug’s constituent stereoisomers, the greater the potential to diminish the drug’s efficacy and safety.

Up until now, it has not been possible to create stereopure PS-modified nucleic acid therapeutics—meaning drugs comprised entirely of the same stereoisomer—because of an inability to specifically control the configuration of each chiral PS linkage during chemical synthesis. Moreover, because of the sheer number of stereoisomers present in a mixture, it would be impractical, if not impossible, to physically isolate the most therapeutically optimal stereoisomer from within a mixture. For these reasons, all of the PS-modified nucleic acid therapeutics currently on the market and in development by others are mixtures of many stereoisomers, which we believe are not optimized for stability, catalytic activity, efficacy or toxicity.

In small molecule therapeutics, U.S. regulators have long sought to eliminate the risks potentially posed by drug mixtures containing multiple stereoisomers. Since 1992, the FDA has recommended full molecular characterization of stereoisomers within small molecule drug mixtures. Historically, it has not been possible to achieve such characterization of nucleic acid therapeutic drug mixtures, which can contain tens of thousands to millions of distinct pharmacologic entities. Based on our preclinical studies, we believe we have the ability to design and synthesize stereopure PS-modified nucleic acid therapeutics, which in preclinical models have shown superior drug properties compared with mixture-based nucleic acid therapeutics. We believe our drug development platform has the potential to set a new industry standard for the molecular characterization of complex nucleic acid therapeutic drug mixtures.

Our Solution: Controlling Stereochemistry in Nucleic Acid Therapeutics

We have developed proprietary technology that, for the first time, enables the development of PS-modified nucleic acid therapeutics in which stereochemistry is precisely controlled. This degree of control enables us to both rationally design and synthesize therapeutically optimized stereopure nucleic acid therapeutics.

We have discovered and expect to continue to identify fundamental relationships between pharmacology and the three-dimensional orientation or arrangement of atoms within an oligonucleotide, including stability, catalytic activity, specificity, safety and immunogenicity, which we believe have the potential to lead to improved efficacy and durability of effect. We have designed and synthesized stereopure PS-modified drugs that, in preclinical studies, have demonstrated superior stability or potency, or both, as compared to their respective parent drug mixtures, which may result in increased durability of effect, as well as specificity and decreased immune activity. Therefore, we expect our stereopure PS-modified drugs to have improved safety profiles and to be dosed at lower concentrations or less frequently, or both, compared with mixture-based nucleic acid therapeutics. We are using these discoveries to guide our drug development activities.

Advantages of Our Approach

We believe that our innovative and proprietary synthetic chemistry drug development platform is a significant advance in the development of nucleic acid therapeutics. The advantages of our approach include:

•	Ability to design drugs rationally with optimized pharmacological properties. Our platform reduces susceptibility to enzymatic degradation and renal clearance and optimizes interactions with proteins that mediate activity as well as those that affect safety and tolerability. Our ability to improve pharmacologic stability and reduce clearance can enhance the biodistribution of single-stranded oligonucleotides to multiple tissues following systemic administration without the need for additional delivery technology.

•	Broad applicability. Our platform is applicable to multiple RNA-targeting approaches, including antisense, RNAi, exon-skipping, RNA-guided gene editing, microRNA and others, and is compatible with a broad range of chemical modifications and targeting moieties.

•	Proprietary production of stereopure nucleic acid therapeutics. Our scientific personnel have developed expertise in the techniques required to produce the limited supplies of PS-modified stereopure nucleic acid therapeutics needed for our preclinical activities. We believe we have the intellectual property position and know-how necessary to protect, advance and scale these production processes.

Proof of Concept of Our Technology

We have demonstrated in preclinical models, predictive of human biology, that direct relationships exist between stereochemistry and pharmacology, and that these relationships can be used to rationally design and construct nucleic acid therapeutics. In proof-of-concept studies, we examined diverse sets of oligonucleotides designed and synthesized using our platform, which allowed us to characterize and compare the behavior of various stereoisomers. These preclinical studies have demonstrated that by controlling stereochemistry, we can optimize multiple aspects of pharmacology, including stability, catalytic activity, specificity, safety and immunogenicity, which we believe have the potential to lead to improved efficacy and durability of effect. As with any drug under development, we cannot be certain that our stereopure nucleic acid therapeutics will demonstrate in humans the same favorable pharmacologic properties we have observed in the preclinical studies we have conducted to date. See “Risk Factors—Risks Related to the Discovery, Development and Commercialization of Our Product Candidates” for a discussion of the risks associated with the development of pharmaceuticals, and nucleic acid therapeutics in particular.

To assess the relationship between stereochemistry and pharmacology, we conducted studies of mipomersen using a diverse set of stereoisomers alongside the parent mixture. We chose to study mipomersen because it is the only systemically administered nucleic acid therapeutic approved for commercialization and because of the public availability of documents from the regulatory bodies that have evaluated mipomersen for marketing approval. Mipomersen, which is marketed by Genzyme Corporation, a Sanofi Company under the brand name KYNAMRO, is approved for the treatment of homozygous familial hypercholesterolemia and is designed to silence production of apolipoprotein B, or ApoB. While mipomersen received marketing authorization in the United States, concerns about the drug’s tolerability and liver and cardio-vascular safety led the European

Medicines Agency, or the EMA, in 2012 to refuse to grant marketing authorization for mipomersen in the European Union. One of the EMA’s central concerns about mipomersen was that a high proportion of patients stopped taking the drug within two years, mainly due to side effects such as flu-like symptoms, injection site reactions and liver toxicity. The EMA considered these side effects important because mipomersen is intended for long-term treatment in order to maintain its cholesterol-lowering effect.

Mipomersen is an oligonucleotide that contains 20 nucleotides and 19 PS modifications. The chirality of each PS modification has the effect of doubling the number of stereoisomers at each phosphorus and, therefore, mipomersen is actually a mixture of over 500,000 different stereoisomers (219 = 524,288), or a stereomixture. We rationally designed and synthesized individual stereoisomers of mipomersen, each having specific and different stereochemistry, and conducted studies comparing the stereoisomers with the mipomersen stereomixture.

Stability

We investigated the relationship between stereochemistry and stability by exposing our panel of individual mipomersen stereoisomers and the mipomersen stereomixture to metabolic enzymes, including nucleases, in homogenate rat liver and rat serum. Each stereoisomer and the mipomersen stereomixture were incubated separately in rat whole-liver homogenate for five days at physiological temperature and the percentage of each full-length stereoisomer and the mipomersen stereomixture remaining was measured daily.

As shown in the graph below, by day five, less than 15% of the stereomixture remained. In contrast, at day five, over 50% of our stereopure isomers 1 and 2 remained, indicating that these individual stereoisomers have greater stability than the stereomixture. However, the mipomersen stereomixture was more stable than stereoisomers 5, 6 and 7.

Similar results were observed when the stability of the stereomixture and selected stereoisomers were compared in rat serum.

Catalytic Activity

We investigated the relationship between stereochemistry and catalytic activity, which, in the case of antisense, is a measure of the efficiency with which the drug can knockdown the target. Efficient catalytic activity is critical for optimized pharmacology of drugs like mipomersen.

In the body, mipomersen uses a cellular enzyme called RNase H to degrade or knockdown ApoB mRNA. Using in vitro assays of human RNase H, we evaluated the catalytic activity of the same panel of stereoisomers described above compared with the stereomixture.

Stereoisomers or stereomixtures were bound to target ApoB mRNA and incubated with human RNase H to initiate the catalytic reaction. The reaction was stopped at various time-points and the amount of full-length target ApoB mRNA remaining was measured.

As shown below, stereoisomers and the stereomixture exhibited large differences in their catalytic activity, as demonstrated by their efficiency in reducing the amount of the full-length target remaining over time. Certain stereoisomers, most notably stereoisomer 2, demonstrated catalytic activity at levels far superior to that of the stereomixture. Also, importantly, we identified stereoisomers that exhibited lower efficiency levels, most notably isomer 4.

Based on these and other data, we have established key design principles relating stereochemistry and catalytic efficiency using RNase H-mediated antisense. These principles can be applied across antisense therapeutics and are compatible with a broad range of chemical modifications to the drug molecule.

We believe that, based on these studies and others we have conducted, it is possible to synthesize stereopure nucleic acid therapies possessing increased stability and catalytic activity for any PS-modified nucleic acid therapeutic independent of nucleotide sequence composition.

Efficacy

We assessed whether improved stability and catalytic activity of our stereoiosomers will translate into greater efficacy in an in vivo pharmacological study. We administered our panel of stereoisomers and the stereomixture to transgenic mice that express human ApoB. This validated animal model was included in the preclinical package used for the regulatory approval of mipomersen in the United States.

Mice were injected twice weekly with 10 milligrams per kilogram of our stereoisomer 2, our stereoisomer 5 or the stereomixture over a four-week period. ApoB protein levels in the mice’s serum were measured on a weekly basis. This treatment protocol and study design replicates the preclinical in vivo pharmacology study for mipomersen included in the regulatory submission for mipomersen.

As shown in the graph below, during the treatment period (up to day 28), stereoisomers 2 and 5, which as described above demonstrated increased catalytic activity in vitro compared with the stereomixture, also achieved greater reduction in serum ApoB compared with the stereomixture. In the graph below, levels of ApoB in serum are expressed as a percentage of ApoB at baseline, which was 100%. Knockdown of ApoB by the stereomixture decreased dramatically following final dose. This effect was also observed for stereoisomer 5, which had increased catalytic activity compared with the stereomixture but lowered stability. In comparison, stereoisomer 2, which had superior catalytic activity and stability, demonstrated durable knockdown of serum ApoB for over two weeks after the final dose.

These results demonstrate our ability to rationally design PS-modified nucleic acid therapeutics that, in a preclinical setting, have greater stability and catalytic activity, which we believe have the potential to lead to improved efficacy and durability of effect.

Specificity

By controlling stereochemistry, we have discovered that the pattern of cleavage caused by PS-modified antisense, within the target RNA, can be changed, including directing cleavage toward specific sites within the target. This unique capability enables the cleavage of target RNA to be sensitive to small differences between similar targets, where cleavage may be undesirable or potentially unsafe.

For example, Huntington’s disease is caused by mutations in one allele (which is one of two or more versions of a gene) of the huntingtin gene, resulting in the production of a disease-causing protein, while the other allele encodes a healthy protein. By optimizing stereochemistry, we are able to direct cleavage towards single-nucleotide differences between these alleles and silence the disease-causing huntingtin RNA while leaving the healthy huntingtin RNA intact.

Stereoisomers or stereomixtures were bound to mutant and healthy huntingtin RNA and incubated with human RNase H to initiate the catalytic reaction. The reaction was stopped at various time-points and the amount of full- length mutant and healthy huntingtin RNA remaining was measured.

Using these in vitro assays of human RNase H, we observed that the stereomixture (left figure) caused substantial reductions in both the mutant and healthy huntingtin RNA, while the optimized stereoisomers (right figure) preferentially cleaved mutant huntingtin RNA while sparing the healthy huntingtin RNA.

We believe our unique ability to change the cleavage pattern of PS-modified nucleic acid therapies with stereochemistry will create opportunities to mitigate unwanted cleavage and also open allele-specific targeting (meaning the preferential interaction of an oligonucleotide with target RNA transcribed from one allele of a given gene) involving causative or associated non-causative genetic variations.

Through these studies, we have demonstrated an ability to use stereochemistry in the preclinical setting to control cleavage and reduce off-target cleavage. We believe these findings can be applied in the design of nucleic acid therapies that target a range of variation-specific disease targets.

Immunogenicity

We investigated the relationship between stereochemistry and immunogenicity, which is the ability of a substance to activate an immune response. Immune activation has been observed with PS modified oligonucleotides in preclinical toxicology studies, and flu-like symptoms and injection-site reactions in clinical studies are believed to be immune mediated.

Using non-human primate serum we analyzed the activation of the complement system following exposure to our panel of individual stereoisomers and the parent stereomixtures. Each isomer and parent stereomixture were incubated at physiological temperature in non-human primate serum from three individual animals. Samples were removed at the indicated times and complement activation was measured by measuring the increase in the amount of protein C3a. Protein C3a is formed by the cleavage of complement component 3 upon activation of the complement system, and its levels in serum increase in direct proportion to the amount of activation. Such measurements were taken using the enzyme-linked immunosorbent assay, or ELISA, analytical method, a technique used to determine the amount of a specific protein present in a biological sample and which requires an antibody that is specific to the protein of interest, which is linked to an enzyme whose activity can be used to quantify the amount of protein present.

As shown above, equal concentrations of stereoisomers and the stereomixture exhibited differences in the levels of C3a. Gray triangles represent activation using a control solution of water. Certain stereoisomers showed greater than twice the reduction in C3a compared to the stereomixture. We believe that, based on these studies, it is possible to modulate complement activation and potentially reduce immunogenicity of PS-modified oligonucleotides by controlling stereochemistry.

Our Strategy

We are leveraging our innovative platform to design, develop and commercialize optimized nucleic acid therapeutics that address important unmet medical needs. The key components of our strategy are as follows:

•	Rapidly advance product candidates. We are initially focused on designing single-stranded nucleic acid therapeutics that can distribute broadly within the human body, allowing us to target diseases across multiple organ systems and tissues, through both systemic and local administration. Our most advanced therapeutic programs are in Huntington’s disease, DMD and IBD. In Huntington’s disease, we have programs targeting HTT SNP-1 and HTT SNP-2; in DMD, we are targeting Exon 51; and in IBD, we are targeting SMAD7. We have selected lead product candidates in our programs targeting HTT SNP-1 and Exon 51, and we expect to select a lead candidate in our HTT SNP-2 program in early 2016 and in our SMAD7 program in late 2016. We expect to file INDs with the FDA for HTT SNP-1 and HTT SNP-2 in late 2016 and Exon 51 in early 2017. We also have late-stage discovery programs in epidermolysis bullosa simplex, in which we are targeting KRT14 SNP-1 and KRT14 SNP-2, and in DMD, in which we are focused on an additional DMD target, AcRIIb. We expect to identify lead candidates for these programs in 2016.

•	Expand our pipeline in the area of orphan diseases. We intend to continue to expand our pipeline in the area of orphan diseases to provide multiple opportunities for clinical and commercial success and demonstrate the breadth of our abilities across multiple organ systems and tissues and therapeutic modalities. We believe that, based on our initial selection criteria of novel and fast-follower opportunities, our platform can potentially be used in the near-term to design treatments for approximately 25 other target indications, mostly consisting of orphan indications, with an initial focus on orphan neuromuscular and central nervous system disease targets.

•	Establish opportunistic strategic partnerships. We intend to collaborate selectively and opportunistically with pharmaceutical and biotechnology companies in the development and commercialization of nucleic acid therapeutics targeting certain orphan and broad indications. We expect to pursue such partnerships primarily when we believe they will significantly accelerate and enhance the clinical and commercial potential of a given development program.

•	Leverage and expand our intellectual property portfolio. We believe we have a strong intellectual property position relating to the design, development and commercialization of stereopure nucleic acid therapeutics. We intend to file new patent applications and take other steps to leverage, expand and enforce our intellectual property position.

•	Maintain and extend our leadership in oligonucleotide stereochemistry. We plan to establish a dominant position in the field of oligonucleotide stereochemistry, advancing basic research and pharmacology across multiple therapeutic modalities and target classes.

Our Pipeline

We are developing nucleic acid therapeutics that are capable of targeting diseases in a wide range of organ systems and tissues. Based on our design principles, we have demonstrated in preclinical studies our ability to rapidly design and select lead therapeutic candidates with optimized pharmacological properties.

Our most advanced therapeutic programs are in Huntington’s disease, DMD and IBD. In Huntington’s disease, we have programs targeting HTT SNP-1 and HTT SNP-2; in DMD, we are targeting Exon 51; and in IBD, we are targeting SMAD7. We have selected lead product candidates in our programs targeting HTT SNP-1 and Exon 51, and we expect to select a lead candidate in our HTT SNP-2 program in early 2016 and in our SMAD7 program in late 2016. See “—Our Initial Therapeutic Candidates” for more information about these targets.

We also have late-stage discovery programs in epidermolysis bullosa simplex, in which we are targeting KRT14 SNP-1 and KRT14 SNP-2, and in DMD, in which we are focused on an additional DMD target, AcRIIb. We expect to identify lead candidates for these programs in 2016. See “—Our Late-Stage Discovery Programs” for more information about these targets.

Our therapeutic programs and late-stage discovery programs are summarized in the table below.

			MECHANISM OF ACTION			MILESTONES
SILENCING
TISSUE	DISEASE	TARGET	ALLELE SPECIFIC	NON- ALLELE SPECIFIC	EXON SKIPPING	2016	2017
Therapeutic programs
CNS	Huntington’s disease	HTT SNP-1	✓			IND-enabling studies, File IND	Initiate Phase 1/2a
CNS	Huntington’s disease	HTT SNP-2	✓			Candidate selection, IND-enabling studies, File IND	Initiate Phase 1/2a
Neuromuscular	Duchenne muscular dystrophy	Exon 51			✓	IND-enabling studies	File IND, initiate Phase 1/2a
GI	Inflammatory bowel disease	SMAD7		✓		Candidate selection	File IND, initiate Phase 1/2a
Late-stage discovery programs
Skin	Epidermolysis bullosa simplex	KRT14 SNP-1	✓			Lead optimization, candidate selection	File IND, initiate Phase 1/2a
Skin	Epidermolysis bullosa simplex	KRT14 SNP-2	✓			Lead optimization, candidate selection	File IND, initiate Phase 1/2a
Neuromuscular	Duchenne muscular dystrophy	AcRIIb		✓		Lead optimization, candidate selection	File IND, initiate Phase 1/2a

We also have early-stage discovery programs in which we are focused on screening activities and lead optimization for potential drug candidates targeting eye, hepatic and neuromuscular and central nervous system diseases.

We believe that, based on our initial selection criteria of novel and fast-follower opportunities, our platform can potentially be used in the near-term to design treatments for a number other target indications, mostly consisting of orphan indications.

Our Initial Therapeutic Candidates

We are currently focused on developing nucleic acid therapies for Huntington’s disease, Duchenne muscular dystrophy and inflammatory bowel disease.

Huntington’s Disease

Background and Market Opportunity

Huntington’s disease is an orphan hereditary neurodegenerative disease that is fatal and for which there is no cure. Huntington’s disease results from the accumulation of the defective gene product huntingtin, which promotes the degeneration of neurons, and can lead to neuronal cell death, causing motor, cognitive and psychiatric disability. Symptoms typically appear between the ages of 35 and 44 and worsen over the next 10 to 20 years. Many describe the symptoms of Huntington’s disease as having amyotrophic lateral sclerosis, or ALS, Parkinson’s disease and Alzheimer’s disease simultaneously. Patients experience a gradual reduction in motor function and psychological disturbances. Ultimately, the affected individual succumbs to pneumonia, heart failure or other fatal complications. Life expectancy after symptom onset is approximately 20 years. We estimate that approximately 43,000 people in the United States have Huntington’s disease.

Current Treatments

Currently, there are no approved treatments that can reverse or slow down the course of Huntington’s disease. Some of the symptoms of Huntington’s disease can be managed with medication and therapies. Antipsychotics and other drugs affecting the dopamine pathways are used for symptom control. Lowering the levels of mutant huntingtin protein has demonstrated therapeutic effects in animal models. Roche and Ionis Pharmaceuticals (formerly Isis Pharmaceuticals) have antisense oligonucleotides to silence the huntingtin gene in Phase 1/2a clinical development, with human trials having commenced in July 2015.

Our Program

We are advancing multiple therapeutic candidates targeting single nucleotide polymorphisms, or SNPs, associated with the mutant alleles of huntingtin gene. We have selected a lead candidate in our HTT SNP-1 program and have initiated IND-enabling preclinical studies in that program. We expect to identify a lead candidate in our HTT SNP-2 program in early 2016. . The precise targeting of such alleles by stereochemically controlled, or stereopure, oligonucleotides should allow discrimination and selective silencing of huntingtin alleles associated with manifestations of the disease while leaving functional huntingtin alleles intact. Each SNP has a particular demographic distribution, and defines a subpopulation of patients suited for allele-specific interventions. Approximately 80% of the total patient population is associated with one of the three most common SNPs. Therefore, we are attempting to develop oligonucleotides targeting these three SNPs, as they represent the largest unmet need.

We intend to advance our first programs into non-human primate studies to establish the safety and distribution of our stereopure antisense oligonucleotides in the central nervous system. Upon the completion of a rigorous toxicology program in non-human primates, we intend to file an IND and conduct early-stage clinical trials to establish the safety and tolerability, pharmacokinetics and surrogate evidence of therapeutic benefits in patients with manifest Huntington’s disease. Route of administration will be intrathecal, by simple spinal tap or by the insertion of a spinal catheter, depending on the frequency of administration. We expect to dose on a monthly basis or potentially less frequently. Single ascending doses will be rapidly escalated to establish the maximum tolerated dose and guide our selection of doses for potential multiple dose studies. We believe that the recently demonstrated ability to distinguish in preclinical studies the mutant and the wild-type huntingtin protein in the cerebral spinal fluid will enable us to rapidly demonstrate clinical proof-of-concept for target engagement and allele selectivity.

As shown below, huntingtin targeted stereoisomer 1 (circles) or stereomixture (triangles) drugs were bound to healthy and mutant huntingtin mRNA and incubated with human RNase H (left figure). Catalysis mediated by the stereopure drug increased the degree of knockdown while also discriminating between healthy versus mutant huntingtin, compared with the stereomixture.

Using non-human primate serum, we analyzed the activation of the complement system following exposure to a panel of huntingtin targeted stereoisomers and the parent stereomixture. Each isomer and parent stereomixture was incubated at physiological temperature in non-human primate serum from three individual animals. Samples were removed at the indicated times and complement activation was measured by the increase in C3a levels using the ELISA analytical method. As shown above (right figure), certain stereoisomers and the stereomixture demonstrated increased production of C3a, notably stereoisomer 3, however there was no production of C3a following exposure to stereoisomer 1, which showed discrimination between heathy and mutant huntingtin.

We expect to file INDs for our therapeutic candidates targeting HTT SNP-1 and HTT SNP-2 in late 2016.

Duchenne Muscular Dystrophy

Background and Market Opportunity

DMD is a genetic disorder caused by mutations in the dystrophin gene on the X chromosome that affects approximately one in 3,500 newborn boys around the world. In skeletal and cardiac muscles, the dystrophin protein is part of a protein complex called the dystrophin-associated protein complex that acts as an anchor, connecting each muscle cell’s structural framework with the lattice of proteins and other molecules outside the cell through the muscle cell membrane. The dystrophin-associated protein complex protects the muscle from injury during contraction and relaxation. DMD patients typically develop muscle weakness in the early years of life and become wheelchair-bound in their early teens. As the disease progresses, DMD patients typically develop respiratory, orthopedic and cardiac complications. Cardiomyopathy and breathing difficulties usually begin by the age of 20 and patients typically die from respiratory failure or lung disorders by age 25.

Current Treatments

Currently, there are no approved treatments that can reverse or slow down the progression of DMD. Corticosteroids and physical and respiratory therapy are used in DMD patients to slow the decline in muscle strength and to prolong ambulation and respiratory function. One disease-modifying strategy in DMD is exon skipping. Exon skipping allows for the production of internally deleted, but functional, dystrophin protein instead of a dysfunctional, truncated one. In Europe, conditional market authorization has been granted to PTC Therapeutics’ Ataluren (TRANSLARNA) for the treatment of nonsense mutation DMD for ambulatory patients who are 5 years or older. In addition, there is one exon skipping nucleic acid therapeutic candidate currently undergoing regulatory review in the United States, Sarepta Therapeutics’s ETEPLIRSEN. The other exon skipping nucleic acid therapeutic candidate for DMD is BioMarin Pharmaceutical’s DRISAPERSEN, for which the FDA issued a complete response letter in January 2016 indicating that the review cycle was complete and that the application is not ready for approval in its present form.

Our Program

We are developing stereochemically optimized oligonucleotides that we believe have superior pharmacology attributes as compared to stereomixtures. Using a variety of preclinical in vitro assays, we have selected our product candidate targeting Exon 51, which affects 13% of the DMD patient population.

Our product candidate for the treatment of Exon 51 was selected, in part, based on its ability to demonstrate efficient restoration of the production of functionally active dystrophin. Using patient-derived cells, we assessed exon skipping efficiency by measuring Exon 51 skipped RNA following exposure to equal concentrations of stereorandom or stereopure oligonucleotides. As shown below (left figure), certain stereopure oligonucleotides were identified that had increased and decreased exon skipping efficiency compared to stereorandom mixture, including stereoisomer 3, which possessed a large increase in skipping efficiency compared with the stereorandom mixture.

Using non-human primate serum, we analyzed the activation of the complement system following exposure to exon skipping stereoisomers and the parent stereomixture. Each isomer and parent stereomixture was incubated at physiological temperature in non-human primate serum from three individual animals. Samples were removed at the indicated times and complement activation was measured by measuring the increase in C3a levels using the ELISA analytical method. As shown above (right figure), certain stereoisomers demonstrated increased production of C3a, notably stereoisomer 1. Production of C3a from stereoisomer 3, which showed increased exon skipping efficiency, was lower than production from the mixture.

We believe that the use of a stereopure compound (in contrast with a stereomixture) will reduce adverse events noted with stereomixtures, such as injection site reactions, renal toxicity and thrombocytopenia. Following the filing of an IND in the United States or a Clinical Trial Authorization in Europe, we intend to conduct early-stage clinical trials to establish safety, tolerability, pharmacokinetics and efficient exon skipping. The efficiency of exon skipping will be measured by the de novo production of internally deleted, but functional, dystrophin in muscle biopsies as the basis for any improvement of muscle strength, which is an anticipated clinical endpoint of later clinical studies.

We expect to file an IND for our first therapeutic candidate in DMD in early 2017.

Inflammatory Bowel Disease

Background and Market Opportunity

Inflammatory bowel disease involves chronic inflammation of all or part of the digestive tract, which may be caused by a dysregulated immune response to host bacteria present in the intestine. There are two primary types of IBD: ulcerative colitis, or UC, and Crohn’s disease, or CD. According to the Centers for Disease Control and Prevention, or the CDC, approximately 1.3 million people in the United States have IBD. Based on data from the CDC, we estimate that approximately 600,000 of these individuals have CD and 700,000 have UC. Patients with IBD are typically diagnosed by the age of 30, and symptoms are highly variable in frequency and intensity.

CD is a chronic inflammatory disease of the digestive tract that primarily affects the terminal ileum and right colon, but may affect any region of the gastrointestinal tract. CD-related inflammation is segmental and transmural, leading to various degrees of tissue damage. At disease onset, most patients have inflammatory lesions, which become predominantly strictures or penetrating lesions over time.

UC is a chronic inflammatory disease of the innermost lining of the colon and rectum, together known as the large intestine, in which the lining becomes inflamed and develops tiny open sores, or ulcers, that produce pus and mucous. The combination of inflammation and ulceration can cause abdominal discomfort and frequent emptying of the colon. UC is believed to be the result of an abnormal response by the body’s immune system, which sends white blood cells into the lining of the large intestine, where they produce chronic inflammation and ulcerations.

Current Treatments

The goal of current treatments for IBD is to reduce inflammation that triggers signs and symptoms, which may lead to symptom relief, long-term remission and a reduced risk of complications. Mucosal healing can be promoted with the use of immunosuppressive drugs and anti–tumor necrosis factor a, or TNF-a, antibodies; however, more than one third of patients do not have a response to these therapies. The efficacy of these therapies may also diminish over time, and they can increase a patient’s risk of opportunistic infections and cancer. While UC can be cured by colectomy, currently there is no known cure for CD.

Recently reported clinical results related to the use of a first-generation, stereorandom antisense oligonucleotide (MONGERSEN) targeting SMAD7, a protein of the SMAD family involved in the signal transduction pathway of TGF-B and its receptors, which is present in abundant concentration in inflamed intestinal tissues, have been encouraging. In a 160-patient, Phase 2 trial, MONGERSEN induced pronounced and sustained relief of the inflammation and related symptoms of CD. Celgene Corporation is currently developing MONGERSEN, for the treatment of terminal ileitis, the most frequent form of CD. Idera Pharmaceuticals is currently conducting a Phase 1 clinical trial in healthy volunteers for a Toll-Like Receptor antagonist (IMO-9200), which an oligonucleotide-based therapy. Idera Pharmaceuticals intends to initiate further development of IMO-9200 in a selected autoimmune disease indication in the future.

Our Program

We are developing stereochemically optimized antisense oligonucleotides against SMAD7, which should result in superior activity and durability over stereomixtures. Our initial goal is to design different stereochemistries optimized for antisense, translational blockade or immune modulating in vitro activity and select our lead therapeutic candidate based on its performance on an efficacy model of IBD. We also plan to collaborate with a third-party contract manufacturing organization to produce oral, gastro-resistant, solid formulations (tablets or capsules) that are able to deliver the stereopure oligonucleotides at the desired site of gastrointestinal inflammation, which we refer to as encapsulated oligonucleotides. Our selected lead therapeutic candidate would undergo the customary Chemistry and Manufacturing Controls, or CMC, and toxicology programs in preparation for the filing of an IND. Following our filing of an IND, we would expect to conduct clinical trials leveraging the availability of endoscopic and mucosal healing endpoints as early evidences of therapeutic potential, and as short-term surrogates for the clinical endpoints we would expect to use in late-stage and registration studies.

We expect to select a lead candidate for our SMAD7 program in late 2016.

Our Late-Stage Discovery Programs

Duchenne Muscular Dystrophy

Our Program

In addition to our previously described program relating to the development of exon skipping nucleic acid therapeutic candidates for the treatment of DMD, we are investigating other novel approaches to treat DMD, especially in the advanced stages of the disease. Restoration of dystrophin using exon skipping approaches alone may be less effective in situations where disease has progressed to a state of advanced muscle damage. To promote skeletal muscle growth, we are investigating antisense-mediated myostatin pathway inhibitors at the ligand and receptor level, by targeting AcRIIb. We will investigate these inhibitors alone and in combination with our exon skipping therapeutic candidates. We expect to identify a lead candidate in our AcRIIb program in 2016.

Epidermolysis Bullosa Simplex

Background and Market Opportunity

Epidermolysis bullosa simplex is an autosomal dominant genetic condition that causes the skin to become very fragile and blister easily. Blisters and areas of skin loss occur in response to minor injury or friction, such as rubbing or scratching. The signs and symptoms of this condition vary widely among affected individuals. Blistering primarily affects the hands and feet in mild cases, and the blisters usually heal without leaving scars. Severe cases of this condition involve widespread blistering that can lead to infections, dehydration, and other medical problems. Severe cases may be life-threatening in infancy. Researchers have identified four major types of epidermolysis bullosa simplex. Although the types differ in severity, their features overlap significantly, and they are caused by mutations in the same genes. We estimate that approximately 6,300 people in the United States have epidermolysis bullosa simplex.

Current Treatments

Epidermolysis bullosa simplex has no known cure, though mild forms may improve with age. Treatment focuses on addressing the symptoms, such as infection and itching, and preventing pain and wounds. Severe forms may cause serious complications and can be fatal.

Our Program

We are investigating allele-selective antisense oligonucleotides against SNPs widely associated with causative mutations in KRT14 gene, which produces the Keratin 14 protein. In particular, we are targeting KRT14 SNP-1 and KRT14 SNP-2. We and our collaborators have identified single SNPs in KRT14 that provide coverage for approximately 46% of the EBS population. In EBS preclinical models, it has been shown that allele-specific reduction in expression of the mutant keratin genes can prevent the skin-blistering phenotype. Due to the absence of appropriate transgenic SNP models, we are advancing topical formulation development efforts with our collaborators alongside in vitro optimization of allele-specific targeting agents. Additionally, we are working with leading clinicians and translational scientists in the United Kingdom to establish well-controlled experimental medicine studies in patients with EBS.

We expect to identify lead candidates in our KRT14 SNP-1 and KRT14 SNP-2 programs in 2016. We expect investigator-sponsored studies of our therapeutic candidates for EBS to be initiated in 2017.

Licensing Arrangements and Research Collaborations

Our business strategy is to develop and commercialize a broad pipeline of nucleic acid therapies. As part of this strategy, we have entered into, and expect to enter into additional, license and research collaboration agreements as a means of advancing our own investigational nucleic acid therapeutic programs and leveraging our synthetic chemistry drug development platform to optimize the therapies being developed by our partners.

Our Technology Licenses

Max-Planck-Innovation GmbH

In June 2015, we entered into an agreement with Max-Planck-Innovation GmbH, or MI, pursuant to which we obtained a co-exclusive royalty-bearing, worldwide license, with the right to sublicense, to research, develop, manufacture and commercialize products in all fields of use under certain patent rights owned by Max-Planck- Gesellschaft, or MPG, and patent rights owned by University of Massachusetts Medical School, or UMMS, which has been granted to us by MI, a wholly-owned subsidiary of MPG, acting as MPG’s technology transfer agency and UMMS’s authorized licensing agency for such patents. MPG and MI are collectively referred to herein as Max-Planck.

Our patent rights under this license are to patent filings that relate to certain sequence and structural features of single-stranded RNA molecules that mediate target-specific RNA interference, and include both filings that are owned by Max Planck and arose from research conducted by Thomas Tuschl, Ph.D. and his colleagues at the Max- Planck-Institute for Biophysical Chemistry, and also an issued U.S. patent owned by the University of Massachusetts, or UMASS, that prevailed in an interference with one of the Max-Planck filings and was subsequently included, through a separate agreement between Max-Planck and UMASS, within the portfolio that Max-Planck is authorized to license. The Max-Planck licensed patent portfolio includes issued U.S. and Canadian patents, and pending U.S. and European patent applications, each of which has a projected 20-year term that extends into 2023. We intend to develop and commercialize diagnostic and therapeutic products based on our patent rights under this license, although currently we do not rely on the patent rights under this license for any of our drug candidates under development in our therapeutic or discovery programs. Max-Planck retains the right to practice the intellectual property licensed under the agreement for non-commercial purposes.

Our license is one of two maximum allowable co-exclusive licenses for these patents, the other of which is currently held by Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals), or Ionis. If either we or Ionis terminates its respective co-exclusive portion of the license, Max-Planck is obligated to grant the other party an exclusive license on substantially the same terms and conditions previously applicable to the terminated co-exclusive licensee.

Under certain conditions, we are permitted to sublicense our rights under the license. The license requires that we use commercially reasonable efforts to develop and commercialize products under the agreement, whether solely or through our affiliates and sublicensees. In order to secure the license, we made an upfront payment of less than $0.1 million to Max-Planck. Additionally, starting on the first anniversary of the agreement, we will be required to pay annual license maintenance fees of less than $0.1 million to Max-Planck which will be credited against any royalties payable for the applicable calendar year. We will be required to make payments based upon regulatory milestones, including the initiation of clinical trials, and product approval milestones totaling up to $1.6 million for each licensed product reaching such clinical stage, provided that such milestone payments will only be payable once per target irrespective of the number of licensed products targeting such target to achieve such milestones. In addition to milestone payments, we will be required to pay royalties of a percentage of cumulative annual net sales of a licensed product commercialized by us, our affiliates and sublicensees. The percentage is in the low single digits. The royalties payable to Max-Planck are subject to reduction for any third party payments required to be made, with a minimum floor in the low single digits. If we grant a sublicense of our rights under this license, we will be obligated to pay Max-Planck a percentage of specified sublicensing consideration received from such sublicensee attributable to the sublicense granted under the licensed patents, ranging from the mid-single digits to the low thirties depending on the stage of development at the time the sublicense is executed.

We may unilaterally terminate the license agreement upon 90 days’ prior written notice and payment of all accrued amounts owing to Max-Planck. Max-Planck may terminate the agreement upon 30 days’ prior written notice if we challenge the validity of its patents, upon 30 days’ prior written notice if we undergo a change of control and cannot demonstrate that we will maintain a development and commercialization program that is substantially similar or greater in scope than the program prior to the change of control event, or in the event of our material breach which remains uncured after 60 days of receiving written notice of such breach (or 45 days in the case of nonpayment). Absent early termination, the agreement will automatically terminate upon the later of the expiration or abandonment of all issued patents and filed patent applications with the patent rights covered by the agreement or April 28, 2019.

Our Research Collaborations

University of Oxford; Professor Matthew Wood’s Laboratory

In April 2015, we entered into a translational research collaboration agreement with The Chancellor, Masters, and Scholars of the University of Oxford, or Oxford. Research under this collaboration is being conducted by

Dr. Matthew J.A. Wood, Professor of Neuroscience at the University of Oxford and Co-Director of the Oxford Centre for Neuromuscular Science. Dr. Wood’s research is in the field of degenerative disorders of the nervous system and muscle. His laboratory’s main focus is the investigation of novel therapeutic approaches utilizing short nucleic acids to target messenger RNA, or mRNA. His current work is investigating the potential of single-stranded antisense oligonucleotides for the modification of mRNA splicing, for example in Duchenne muscular dystrophy. In addition, his investigation includes the potential of double-stranded RNA for gene silencing, or RNAi, for the silencing of target genes and mutant alleles both in muscle and in the nervous system.

Our research collaboration with Oxford involves characterizing our proprietary isomers in order to improve the pharmacology of oligonucleotides for the treatment of DMD. Under the agreement, both parties are obligated to use reasonable endeavors to carry out the research project in accordance with the agreed upon research plan. Under the agreement, we have agreed to pay Oxford up to $0.4 million to conduct specified research services for our benefit during an initial 18-month term, which may be extended by the parties.

We will own the results of the research conducted under the collaboration, including any potential intellectual property inventions, and we may, at our own expense, elect to register and maintain any protection for the intellectual property included in or arising or derived from the results of the research, including patent applications, without payment of any additional compensation to Oxford. The agreement does not affect the respective ownership rights of any background information, intellectual property, technology, design or know-how owned by the parties that are not results of the research conducted under the collaboration. Oxford retains the right to use the results of the research for purposes of Oxfords’ own internal academic teaching and other scholarly uses undertaken solely for education and academic research.

Either we or Oxford may terminate the research collaboration in the event of the other party’s breach of the agreement if such breach is capable of cure but remains uncured after 60 days of receiving written notice of such breach, or upon the occurrence of certain bankruptcy events.

The Children’s Hospital of Philadelphia; Dr. Beverly Davidson’s Laboratory

In April 2015, we entered into a master sponsored research agreement with The Children’s Hospital of Philadelphia, or CHOP, which employs Dr. Beverly Davidson, who is the principal investigator under the first research project under the agreement. Dr. Davidson is the director of the Center for Cellular and Molecular Therapeutics at CHOP, a Professor at the University of Pennsylvania and a scientific co-founder of and advisor to Spark Therapeutics, Inc. Dr. Davidson and her laboratory team have succeeded in reversing neurological deficits in small and large animal models of disease, and are working to advance this approach to treating human diseases such as Huntington’s disease. In these studies, she has delivered forms of RNA to the brains of animals to silence the activity of disease- associated genes. Our agreement requires that all research for this first project be conducted in Dr. Davidson’s laboratory at CHOP.

Our research collaboration with CHOP involves characterization of our proprietary isomers for the treatment of Huntington’s disease. Under the agreement, for this first research project we have agreed to pay CHOP up to approximately $0.2 million to conduct specified research activities, on a project-by-project basis, for our benefit. Additional research projects may be agreed upon by CHOP and the company under the agreement. The term of the research collaboration will end during a term that ends on the later of the five-year anniversary or the date that the last research project is completed.

Each party shall be the sole owner of any intellectual property resulting from the research collaboration that is created solely by on or behalf of such party pursuant to the performance of research activities under the agreement. Similarly, the parties shall be joint owners of intellectual property created jointly under the agreement. Prior to us exercising an option to license any such intellectual property (as described below), CHOP is responsible for preparing, prosecuting and maintaining all patents related to CHOP intellectual property and joint intellectual property and we are responsible for reimbursing CHOP for the costs associated with the protection of such intellectual property that we request CHOP to protect. In addition, we have a first and exclusive option to negotiate for a revenue-bearing license, exclusive or non-exclusive at our election, under all of CHOP’s interest in and to the CHOP intellectual property and the joint intellectual property resulting from each research project performed under the agreement, provided that we pay all costs for the preparation, filing, prosecution and maintenance of patents or other intellectual property protection in the case of an exclusive license or our pro rata costs in the case of a non-exclusive license. Each such option expires 90 days after CHOP’s disclosure of the intellectual property to us. If we elect to exercise an option for a license, then we have six months to negotiate and enter into such license with CHOP. Furthermore, if certain background or enabling intellectual property is held by CHOP that would be necessary for us to obtain rights to develop and exploit the CHOP or joint intellectual property that we elect to license, then such license rights to such blocking intellectual property will be added to our license for the applicable option exercise.

We may terminate the agreement at any time upon 30 days’ prior written notice to CHOP. In addition, we may terminate the agreement with immediate effect if CHOP is unable to perform the requested research, materially breaches the agreement and fails to cure such breach within 30 days after receiving written notice of such breach, if performance of the agreement would violate the law or upon the occurrence of certain CHOP bankruptcy events.

CHOP may terminate the agreement if we materially breach the agreement and do not cure such breach within 30 days after receiving written notice of such breach from CHOP.

University of Dundee

In September 2015, we entered into a research collaboration agreement with the University of Dundee, or Dundee. Our research collaboration with Dundee involves characterizing our proprietary isomers in order to improve the pharmacology of oligonucleotides for the treatment of EBS. Under the agreement, both parties are obligated to use reasonable endeavors to carry out the research project in accordance with the agreed upon research plan. Under the agreement, we have agreed to pay Dundee up to $0.3 million to conduct specified research services for our benefit during an initial two-year term, which may be extended by the parties.

We will own the results of the research conducted under the collaboration, including any potential intellectual property inventions, and we may, at our own expense, elect to register and maintain any protection for the intellectual property included in or arising or derived from the results of the research, including patent applications, without payment of any additional compensation to Dundee. The agreement does not affect the respective ownership rights of any background information, intellectual property, technology, design or know-how owned by the parties that are not results of the research conducted under the collaboration. Dundee retains the right to use the results of the research for purposes of Dundee’s own internal academic teaching and other scholarly uses undertaken solely for education and academic research.

Either we or Dundee may terminate the research collaboration in the event of the other party’s breach of the agreement, if such breach is capable of cure, but remains uncured after 60 days of receiving written notice of such breach, or upon the occurrence of certain bankruptcy events.

Manufacturing

To date, we have manufactured only limited supplies of drug substance for use in IND-enabling toxicology studies in animals at our own facility and have contracted with several third-party contract manufacturing organizations for the supply of drug substance and finished product to meet our testing needs for preclinical toxicology and clinical testing. We may continue to rely on third-party contract manufacturing organizations for the supply of drug substance and certain drug product for our product candidates for the foreseeable future. In the future, we may also develop our own capabilities to manufacture drug substance for human clinical use. Commercial quantities of any drugs that we may seek to develop will have to be manufactured in facilities, and by processes, that comply with FDA requirements and other federal, state and local regulations, as well as comparable foreign regulations.

We believe we have sufficient manufacturing capacity through our third-party contract manufacturers and our internal GLP manufacturing facility to meet our current research, clinical and early-stage commercial needs. We believe that the supply capacity we have established externally, together with the internal capacity we developed to support preclinical trials, will be sufficient to meet our anticipated needs for the next several years. We monitor the capacity availability for the manufacture of drug substance and drug product and believe that our supply agreements with our contract manufactures and the lead times for new supply agreements would allow us to access additional capacity to meet our currently anticipated needs. We also believe that our products can be manufactured at a scale and with production and procurement efficiencies that will result in commercially competitive costs.

Research and Development

Since commencing operations, we have dedicated a significant portion of our resources to research and development activities, including our therapeutic programs. We incurred research and development expenses of $9.1 million, $2.4 million and $1.9 million during the fiscal years ended December 31, 2015, 2014 and 2013, respectively.

We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to advance our therapeutic programs.

Intellectual Property

We own or have rights to worldwide patent filings that protect our proprietary technologies for manufacturing stereochemically pure oligonucleotide compositions, and also protect compositions themselves, as well as methods of using them, including in the treatment of diseases. Our portfolio currently includes at least four issued U.S. patents, at least 11 issued foreign patents and pending applications in at least 18 jurisdictions.

Synthetic Methodologies

Our patent portfolio includes multiple families that protect synthetic methodologies and/or key reagents for generating stereochemically pure oligonucleotide compositions. Certain synthetic methodologies are covered by families licensed from the University of Tokyo which include two issued Japanese patents and have terms that extend into 2022-2025.

Additional synthetic methodologies are protected by families that we own, including one with issued patents in Japan, Russia and Singapore and pending applications in Australia, Brazil, Canada, China, Europe, India, Japan, Russia, Singapore, South Korea and the U.S. that has a 20-year expiration date in December 2029 and one with pending applications in Australia, Brazil, Canada, Chile, China, Europe, Hong Kong, India, Indonesia, Israel, Japan, Mexico, Russia, Singapore, South Africa, South Korea and the United States that has a 20-year expiration date in July 2033.

Certain modification methods and reagents are protected by families that we own, which have pending applications and/or issued patents in Australia, Brazil, Canada, Chile, China, Europe, India, Indonesia, Israel, Japan, Mexico, Russia, Singapore, South Africa, South Korea and/or the United States, and have 20-year expiration dates in July 2030 and July 2032, respectively.

We also own or co-own (with either the University of Tokyo or Shin Nippon Biomedical Laboratories, Ltd.) certain filings that are particularly directed to methods and reagents for synthesizing RNA oligonucleotides. These include issued patents in the United States and Japan, and pending applications in China, Europe, Hong Kong, Japan and/or the United States; their 20-year expiration dates fall in 2030 and 2031.

Stereochemically Pure Oligonucleotide Compositions

Certain of our patent filings protect stereochemically pure compositions, particularly of therapeutically relevant oligonucleotides. Some such filings are directed to compositions whose oligonucleotides are characterized by particular patterns of chemical modifications (including bases, sugars and/or internucleotidic linkages) and/or of internucleotidic linkage stereochemistry. Specific compositions designed for use in the treatment of particular diseases (e.g., Huntington’s disease, etc.), were also described. One such family that we own is pending in Australia, Brazil, Canada, Chile, China, Europe, Hong Kong, India, Indonesia, Israel, Japan, Mexico, Russia, Singapore, South Africa and South Korea, and has a 20-year term extending into July 2033; another, also owned by us, is pending in the International Phase (i.e., the PCT), and has a 20-year term extending into January 2035. This latter family includes data demonstrating key valuable attributes of particular stereochemically pure oligonucleotide compositions that act as antisense agents.

We also own various patent families that relate to stereochemically pure oligonucleotide adjuvant compositions. These include pending filings in Australia, Brazil, Canada, China, Europe, Japan, India, Israel, Mexico, Russia, Singapore, South Korea, the United Arab Emirates, the United States, and in the International Phase, and have 20- year terms extending into 2033-2035.

Filings that protect compositions are also directed to methods of using such compositions, for example in the treatment of particular diseases.

Future Filings

We maintain a thoughtful and ambitious program for developing and protecting additional intellectual property, including new synthetic methodologies and reagents. We also intend to prepare and submit patent filings specifically directed to protecting individual product candidates and their uses as we finalize leads and collect relevant data, which is expected to include comparison data confirming novel and/or beneficial attributes of our product candidates.

Singapore Intellectual Property Law

Section 34 of the Singapore Patents Act provides that a person residing in Singapore is required to obtain written authorization from the Singapore Registrar of Patents before filing an application for a patent for an invention outside of Singapore. A violation of Section 34 is criminal offense punishable by a fine not exceeding S$5,000, or imprisonment for a term not exceeding two years, or both. If the Registrar does not issue any direction prohibiting or restricting the publication or communication of information contained in the patent application within two months after the request for authorization is filed, the applicant may file a patent application for that invention in another jurisdiction. If a person unintentionally violates Section 34, the Registrar may grant relief upon payment of a fine not exceeding S$2,000.

Competition

The pharmaceutical marketplace is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our expertise in nucleic acid therapeutics, scientific knowledge and intellectual property estate provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Not only must we compete with other companies that are focused on nucleic acid therapeutics, but any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Huntington’s Disease

There are no approved treatments available to slow the progression of Huntington’s disease. We believe, based on publicly available information, that (i) Ionis Pharmaceuticals and Roche (Phase 1/2) and Sangamo Biosciences (preclinical) are developing therapies that directly target the huntingtin RNA and (ii) a number of other companies are developing drugs to treat symptoms associated with Huntington’s disease, including Auspex Pharmaceuticals and Teva Pharmaceutical Industries (which have submitted a New Drug Application, or NDA, to the FDA), Prana Biotechnology (Phase 2), Siena Biotech (Phase 2), Raptor Pharmaceuticals (Phase 2), Omeros Corporation (Phase 2), Pfizer (Phase 2) and Ipsen (Phase 2), among others.

Duchenne Muscular Dystrophy

There are no therapies approved for the treatment of DMD in the United States. We believe, based on publicly available information, that (i) PTC Therapeutics, BioMarin Pharmaceuticals and Sarepta Therapeutics are each developing exon skipping nucleic acid therapies to specifically target the disease-associated exons of the dystrophin RNA and all have submitted an NDA to the FDA and (ii) a number of other companies, including Summit Therapeutics (Phase 2), are developing drugs that can alter the progression of the disease in patients. For PTC Therapeutics, conditional market authorization has been granted in Europe for Ataluren (TRANSLARNA) for the treatment of nonsense mutation DMD for ambulatory patients who are 5 years or older. However, in the United States in February 2016, PTC received a refuse to file letter from the FDA for Ataluren indicating that the new drug application was not sufficiently complete to permit a substantive review by the FDA. BioMarin Pharmaceutical’s DRISAPERSEN is an exon skipping nucleic acid therapeutic candidate for DMD for which the FDA issued a complete response letter in January 2016 indicating that the review cycle was complete and that the new drug application is not ready for approval in its present form. Sarepta Therapeutics’s ETEPLIRSEN is an exon skipping nucleic acid therapeutic candidate currently undergoing FDA regulatory review in the United States.

Inflammatory Bowel Disease

There are a limited number of drugs available for the treatment of IBD (either UC or CD) including mesalazine, azathioprine, budesonide and vedoluzimab. We believe based on publicly available information that (i) Celgene is developing a nucleic acid therapy to target CD (Phase 2) and (ii) other companies either are developing or have approval to sell drugs to treat the symptoms of IBD, including Johnson & Johnson, Receptos, Pfizer, Eisai, Mylan, Novartis, Takeda and Valeant Pharmaceuticals, among others.

Government Regulation

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Food Drug and Cosmetic Act, or FDCA, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable FDA or other requirements may subject a company to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, a clinical hold, warning letters, recall or seizure of products, partial or total suspension of production, withdrawal of the product from the market, injunctions, fines, civil penalties or criminal prosecution.

FDA approval is required before any new drug, such as a new chemical entity, or a new dosage form, new use or new route of administration of a previously approved product, can be marketed in the United States. The process required by the FDA before a new drug product may be marketed in the United States generally involves:

•	completion of preclinical laboratory and animal testing and formulation studies in compliance with applicable FDA good laboratory practice regulations and other requirements, or GLPs;

•	submission to the FDA of an IND for human clinical testing which must become effective before human clinical trials may begin in the United States;

•	approval by an independent institutional review board, or IRB, at each site where a clinical trial will be performed before the trial may be initiated at that site;

•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCPs, to establish the safety and efficacy of the proposed product candidate for each intended use;

•	satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with cGMPs;

•	submission to the FDA of a new product application, or NDA which must be accepted for filing by the FDA;

•	satisfactory completion of an FDA advisory committee review, if applicable;

•	payment of user fees, if applicable; and

•	FDA review and approval of the NDA.

The preclinical and clinical testing and review process requires substantial time, effort and financial resources. Preclinical tests include laboratory evaluation of product chemistry, formulation, manufacturing and control procedures and stability, as well as animal studies to assess the toxicity and other safety characteristics of the product. The results of preclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND to the FDA. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, our submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Even if the IND becomes effective and the trial proceeds without initial FDA objection, the FDA may stop the trial at a later time if it has concerns, such as if unacceptable safety risks arise.

Further, an independent IRB at each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and informed consent information for subjects before the trial commences at that site and it must monitor the trial until completed. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk or that the trials are not being conducted in accordance with GCPs, and an IRB may also suspend a clinical trial at its site for similar reasons.

Clinical trials involve the administration of the investigational new product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Sponsors of clinical trials generally must register and report, at the NIH-maintained website clinicaltrials.gov, key parameters of a clinical trial. For purposes of an NDA submission, human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:

•	Phase 1. The product is initially introduced into healthy human subjects or patients and tested for safety, dose tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its effectiveness.

•	Phase 2. The product is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more extensive clinical trials.

•	Phase 3. These are commonly referred to as pivotal studies. When Phase 2 evaluations demonstrate that a dose range of the product appears to be effective and has an acceptable safety profile, trials are undertaken in large patient populations to further evaluate dosage, to obtain additional evidence of clinical efficacy and safety in an expanded patient population at multiple, geographically-dispersed clinical trial sites, to establish the overall risk-benefit relationship of the product and to provide adequate information for the labeling of the product.

•	Phase 4. In some cases, the FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials to further assess the product’s safety and effectiveness after NDA approval. Such post-approval trials are typically referred to as Phase 4 studies.

The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. NDAs must also contain extensive information relating to the product’s pharmacology, chemistry, manufacturing and controls and proposed labeling, among other things.

For some products, the FDA may require a risk evaluation and mitigation strategy, or REMS, which could include measures imposed by the FDA such as prescribing restrictions, requirements for post-marketing studies or certain restrictions on distribution and use. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information and is subject to payment of additional user fees. The resubmitted application is also subject to review before the FDA accepts it for filing.

Once the submission has been accepted for filing, the FDA begins an in-depth review. Under the Prescription Drug User Fee Act, or PDUFA, the FDA agrees to specific performance goals for NDA review time through a two-tiered classification system, Standard Review and Priority Review. Standard Review NDAs have a goal of being completed within a ten-month timeframe from FDA filing of the application. A Priority Review designation is given to products that offer major advances in treatment, or provide a treatment where no adequate therapy exists. The goal for completing a Priority Review is six months from filing.

The review process may be extended by the FDA to consider certain information or obtain clarification regarding information already provided in the submission. The FDA may refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA may inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP.

After the FDA evaluates the NDA and, in some cases, the related manufacturing facilities, it may issue an approval letter or a Complete Response Letter, or CRL, to indicate that the review cycle for an application is complete and that the application is not ready for approval. CRLs generally outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when the deficiencies have been addressed to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.

The FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems are identified after the product reaches the market. In addition, the FDA may require post-approval testing, including Phase 4 studies, and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Products may be marketed only for the approved indications and in accordance with the provisions of the approved label, and, even if the FDA approves a product, it may limit the approved indications for use for the product or impose other conditions, including labeling or distribution restrictions or other risk- management mechanisms, such as a Black Box Warning, which highlights a specific warning (typically life- threatening), or a REMS program. Further, if there are any modifications to the product, including changes in indications, labeling, or manufacturing processes or facilities, a company may be required to submit and obtain FDA approval of a new or supplemental NDA, which may require the company to develop additional data or conduct additional preclinical studies and clinical trials.

Post-Approval Requirements

Once an NDA is approved, a product will be subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to product listing, recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and some state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMPs. Changes to the manufacturing process are strictly regulated and generally require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements on the sponsor and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. While physicians may generally prescribe for off label uses, manufacturers may only promote for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses, and a company that is found to have improperly promoted off label uses may be subject to significant liability, both at the federal and state levels.

The FDA has authority to require a Risk Evaluation and Mitigation Strategy, or REMS, from manufacturers to ensure that the benefits of a drug or biological product outweigh its risks. In determining whether a REMS is necessary, FDA may consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is a new molecular entity. If the FDA determines a REMS is necessary, the drug sponsor must agree to the REMS plan at the time of approval. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to assure the safe use of the drug. In addition, the REMS must include a timetable to assess the strategy at 18 months, three years, and seven years after the strategy’s approval. The FDA may also impose a REMS requirement on a drug already on the market if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the drug’s benefits outweigh its risks.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition which is defined as one affecting fewer than 200,000 individuals in the United States or more than 200,000 individuals where there is no reasonable expectation that the product development cost will be recovered from product sales in the United States. Orphan drug designation must be requested before submitting an NDA and does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. After the FDA grants orphan drug designation, the identity of the drug and its potential orphan use will be disclosed publicly by the FDA; the posting will also indicate whether a drug is no longer designated as an orphan drug. More than one product candidate may receive an orphan drug designation for the same indication. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If an orphan drug-designated product subsequently receives the first FDA approval for the disease for which it was designed, the product will be entitled to seven years of product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. If a competitor obtains approval of the same drug, as defined by the FDA, or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease, the competitor’s exclusivity could block the approval of our product candidate in the designated orphan indication for seven years.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of the use of our therapeutic candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for extension must be made prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Other Healthcare Laws

Although we currently do not have any products on the market, we may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and other countries in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations, many of which may become more applicable to us if our product candidates are approved and we begin commercialization. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

Healthcare Reform

The Patient Protection and Affordable Care Act, or PPACA, has had, and is expected to continue to have, a significant impact on the healthcare industry in the United States. PPACA was designed to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, PPACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit. We continue to evaluate the effect that PPACA has on our business. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates. PPACA, as well as other federal, state and foreign healthcare reform measures that have been and may be adopted in the future, could harm our future revenues.

Pharmaceutical Coverage, Pricing, and Reimbursement

Sales of our products, when and if approved for marketing, will depend, in part, on the extent to which our products will be covered by third-party payors, such as federal, state, and foreign government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly reducing reimbursements for medical products, drugs and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Limited third-party reimbursement for our product candidates or a decision by a third-party payor not to cover our product candidates could reduce physician usage of our products once approved and have a material adverse effect on our sales, results of operations and financial condition.

Manufacturing Requirements

We and our third-party manufacturers must comply with applicable cGMP requirements. The cGMP requirements include requirements relating to, among other things, organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements to the satisfaction of the FDA pursuant to a pre-approval inspection before we can use them to manufacture our products. We and our third-party manufacturers are also subject to periodic unannounced inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including, among other things, warning letters, voluntary corrective action, the seizure of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties.

Other Regulatory Requirements

We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the FDA has broad regulatory and enforcement powers, including, among other things, the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have an adverse effect on our ability to operate our business and generate revenues. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, operating results and financial condition.

Employees

As of December 31, 2015, we employed 41 full-time employees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. Management considers relations with our employees to be good.

Item 1A.	Risk Factors.

You should carefully consider the following risk factors, in addition to the other information contained in this Annual Report on Form 10-K, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this Annual Report on Form 10-K occurs, our business, operating results and financial condition could be seriously harmed and the trading price of our ordinary shares could decline. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K.

Risks Related to Our Financial Results and Capital Requirements

We are a preclinical biopharmaceutical company with a history of losses, expect to continue to incur losses for the foreseeable future and may never achieve or maintain profitability.

We are a preclinical biopharmaceutical company and have incurred significant operating losses since our incorporation in 2012. Our net loss was $19.2 million, $5.2 million and $3.3 million for the fiscal years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and December 31, 2014, we had an accumulated deficit of $35.1 million and $15.9 million, respectively. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market, we have not initiated clinical development of any product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization.

We have not generated, and do not expect to generate, any product revenue for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory review process for product candidates. The amount of future losses is uncertain. To achieve profitability, we must successfully develop product candidates, obtain regulatory approvals to market and commercialize product candidates, manufacture any approved product candidates on commercially reasonable terms, establish a sales and marketing organization or suitable third-party alternatives for any approved product and raise sufficient funds to finance our business activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause our shareholders to lose all or part of their investment.

We will require substantial additional funding, which may not be available on acceptable terms, or at all.

We have used substantial funds to develop our therapeutic programs and proprietary synthetic chemistry drug development platform and will require substantial funds to conduct further research and development, including preclinical studies and clinical trials of our product candidates, seek regulatory approvals for our product candidates and manufacture and market any products that are approved for commercial sale. As of December 31, 2015 and December 31, 2014, we had $161.2 million and $1.0 million in cash, respectively. Based on our current operating plan, we believe that our available cash, including the net proceeds from our recently completed initial public offering, will be sufficient to fund our anticipated level of operations well into 2018. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because we cannot be certain of the length of time or activities associated with successful development and commercialization of our product candidates, we are unable to estimate the actual funds we will require to develop and commercialize them.

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

Our management has broad discretion over the use of the net proceeds from our initial public offering and the proceeds may not be used effectively.

Our management has broad discretion as to the use of the net proceeds from our recently completed initial public offering and could use them for purposes other than those contemplated at the time of such offering. It is possible that the proceeds from our initial public offering will be invested in a way that does not yield a favorable, or any, return for us.

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

The U.S. Food and Drug Administration, or the FDA, has relatively limited experience with nucleic acid therapeutics, which may increase the complexity, uncertainty and length of the regulatory review process for our product candidates. To date, the FDA has approved only two nucleic acid therapeutics for marketing and commercialization, and the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these drugs. The lack of policies, practices or guidelines may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the clinical development of our product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. Furthermore, in recent years, there has been increased public and political pressure on the FDA with respect to the approval process for new drugs, and the FDA’s standards, especially regarding drug safety, appear to have become more stringent. As a result of the foregoing factors, we may never receive regulatory approval to market and commercialize any product candidate.

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

Clinical trials also require the review, oversight and approval of IRBs, which continually review clinical investigations and protect the rights and welfare of human subjects. Inability to obtain or delay in obtaining IRB approval can prevent or delay the initiation and completion of clinical trials at particular sites.

Our product candidates may encounter problems during clinical trials that will cause us or regulatory authorities to delay, suspend or terminate these trials, or that will delay or confound the analysis of data from these trials. If we experience any such problems, we may not have the financial resources to continue development of the product candidate that is affected, or development of any of our other product candidates. We may also lose, or be unable to enter into, collaborative arrangements for the affected product candidate and for other product candidates we are developing.

The development of one or more of our product candidates can fail at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent regulatory approval or our ability to commercialize our product candidates, including:

•	our preclinical studies or clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, or we may abandon projects that we had expected to be promising;

•	delays in filing INDs or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators or IRBs in order to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;

•	conditions imposed on us by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	problems in obtaining or maintaining IRB approval of trials;

•	delays in enrolling patients and volunteers into clinical trials, and variability in the number and types of patients and volunteers available for clinical trials;

•	high drop-out rates for patients and volunteers in clinical trials;

•	negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours;

•	inadequate supply or quality of product candidate materials or other materials necessary for the conduct of our clinical trials;

•	greater than anticipated clinical trial costs;

•	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;

•	poor or disappointing effectiveness of our product candidates during clinical trials;

•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site or records of any clinical investigation;

•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;

•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our product candidates in particular; or

•	varying interpretations of data by the FDA and similar foreign regulatory agencies.

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

We are also subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries and may include all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval by the FDA does not ensure approval by comparable regulatory authorities outside the United States and vice versa.

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

There may be significant delays in obtaining coverage for newly-approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Moreover, eligibility for coverage does not imply that any drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement may be based on payments allowed for lower-cost drugs that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. However, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for new drugs that we develop and for which we obtain regulatory approval could adversely affect our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

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

We are exposed to the effects of changes in foreign currency exchange rates, and we have not historically hedged our foreign currency exposure. Our Japanese subsidiary conducts its business in Japanese yen. As of December 31, 2015 and December 31, 2014, 0.5% and 35.4% of our assets, respectively, were located in Japan, and 2.6% and 4.9% of our general and administrative expenses were transacted in Japanese yen for the years ended December 31, 2015 and 2014, respectively. Additionally, 6.4% and 12.8% of our research and development expenses were transacted in Japanese yen during the years ended December 31, 2015 and 2014, respectively. Therefore, when the U.S. dollar strengthens relative to the yen, as it has in recent periods, our U.S. dollar reported revenue from non-U.S. dollar denominated income will decrease. Conversely, when the U.S. dollar weakens relative to the yen, our U.S. dollar reported expenses from non-U.S. dollar denominated operating costs will increase. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, results of operations, financial condition or cash flows.

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

Our license from Max Planck is one of two maximum allowable co-exclusive licenses for the patents that are the subject of the license, the other of which is currently held by Ionis Pharmaceuticals, Inc. (formerly Isis Pharmaceuticals), or Ionis. We therefore do not have rights under this license to prevent Ionis from developing product candidates in competition with ours. In addition, the German and U.S. governments have certain rights to the inventions covered by the patent rights and Max Planck, as an academic research and medical center, has the right to practice the licensed patent rights for educational, research and clinical uses. If a third party develops, manufactures, markets and sells any product covered by the same patent rights and technologies that compete with ours, it could significantly undercut the value of any of our product candidates that rely on the patent rights under that license, which would materially adversely affect our revenue, financial condition and results of operations.

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

We generally file a provisional patent application first (a priority filing) at the USPTO. A Patent Cooperation Treaty, or PCT, application is usually filed within twelve months after the priority filing. Regional and/or national patent applications may be pursued outside of the United States, either based on a PCT application or as a direct filing, in some cases claiming priority to a prior U.S. or PCT filing. Some of our cases have been filed in, for example, Australia, Brazil, Canada, Chile, China, Europe, Hong Kong, Indonesia, Israel, India, Japan, South Korea, Mexico, Russia, Singapore and South Africa. We also commonly enter the national stage in the United States through a PCT filing. We have so far not filed for patent protection in all national and regional jurisdictions where such protection may be available. In addition, we may decide to abandon national and regional patent applications before grant. Finally, the grant proceeding of each national or regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant registration authorities, while granted by others. It is also quite common that depending on the country, various scopes of patent protection may be granted on the same product candidate or technology.

The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws in the United States, and many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. If we or our licensors encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished and we may face additional competition from others in those jurisdictions. Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such a patent. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position in the relevant jurisdiction may be impaired and our business and results of operations may be adversely affected.

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

We or our licensors, collaborators or any future strategic partners may become subject to third party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights, and we may need to resort to litigation to protect or enforce our patents or other proprietary rights, all of which could be costly and time consuming, or delay or prevent the development and commercialization of our product candidates, or put our patents and other proprietary rights at risk.

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

Our corporate affairs are governed by our constitution and by the laws governing corporations incorporated in Singapore. The rights of our shareholders and the responsibilities of the members of our board of directors under Singapore law are different from those applicable to a corporation incorporated in the United States. Principal shareholders of Singapore companies do not owe fiduciary duties to minority shareholders, as compared, for example, to controlling shareholders in corporations incorporated in Delaware. Our public shareholders may have more difficulty in protecting their interests in connection with actions taken by our management, members of our board of directors or our principal shareholders than they would as shareholders of a corporation incorporated in the United States.

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

As a company incorporated under the laws of the Republic of Singapore, we are required to comply with the laws of Singapore, certain of which are capable of extra-territorial application, as well as our constitution. In particular, we are required to comply with certain provisions of the Securities and Futures Act of Singapore (Cap 289), or the SFA, which prohibit certain forms of market conduct and information disclosures, and impose criminal and civil penalties on corporations, directors and officers in respect of any breach of such provisions. We are also required to comply with the Singapore Code on Take-Overs and Mergers, or the Singapore Takeover Code, which specifies, among other things, certain circumstances in which a general offer is to be made upon a change in effective control, and further specifies the manner and price at which voluntary and mandatory general offers are to be made.

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

Under Singapore law, we may only allot and issue new shares with the prior approval of our shareholders in a general meeting. Prior to the completion of our initial public offering our shareholders provided our directors with a general authority to allot and issue any number of new shares (whether as ordinary shares or preferred shares) until the earliest of (i) the conclusion of our 2016 annual general meeting of shareholders, (ii) the expiration of the period within which the next annual general meeting is required to be held (i.e., within 15 months from the conclusion of the last general meeting) and (iii) the subsequent revocation or modification of such general authority by our shareholders acting at an extraordinary general meeting duly convened for such purpose. Subject to the general requirements of the Singapore Companies Act and our constitution, the general authority given to our directors by our shareholders to allot and issue shares may be exercised by our directors to allot and issue shares on such terms and conditions as they deem fit to impose. Any additional issuances of new shares by our directors may dilute our shareholders’ interests in our ordinary shares and/or adversely impact the market price of our ordinary shares.

We may be or become a passive foreign investment company, or a PFIC, which could result in adverse U.S. federal income tax consequences to U.S. Holders.

The rules governing passive foreign investment companies, or PFICs, can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. The fair market value of our assets is expected to relate, in part, to (a) the market price of our ordinary shares and (b) the composition of our income and assets, which will be affected by how, and how quickly, we spend any cash that is raised in any financing transaction, including our initial public offering. Moreover, our ability to earn specific types of income that we currently treat as non-passive for purposes of the PFIC rules is uncertain with respect to future years. Based on the current and anticipated value of our assets and the composition of our income and assets, we do not expect to be treated as a PFIC for our current taxable year ending December 31, 2016; however, there can be no assurance that we will not be considered a PFIC for any taxable year.

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

We are organized in Singapore, and we currently have a subsidiary in the United States and Japan. As we grow our business, we expect to conduct increased operations through our subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between us and our subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that appropriate documentation is maintained to support the transfer prices. We maintain our transfer pricing policies to be compliant with applicable transfer pricing laws, but our transfer pricing procedures are not binding on applicable tax authorities.

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

Prior to the completion of our initial public offering, there was no public market for our ordinary shares. An active trading market for our shares may never develop and our shareholders may not be able to sell their ordinary shares quickly or at the market price, or at all. Further, an inactive market may also impair our ability to raise capital by selling our ordinary shares and may impair our ability to enter into strategic partnerships or acquire companies or products by using our ordinary shares as consideration.

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

We incur significant costs due to operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Protection Act, as well as rules subsequently adopted by the SEC and the NASDAQ Stock Market. These rules and regulations require, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition and establish and maintain effective disclosure and financial controls and corporate governance practices. We expect that compliance with these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company,” as defined in the recently enacted Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Our management and other personnel will devote a substantial amount of time to these compliance requirements.

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

Prior to the completion of our initial public offering, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and procedures. In connection with the audit of our consolidated financial statements for the years ended December 31, 2015, 2014 and 2013, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our lack of adequate accounting personnel has resulted in the identification of a material weakness in our internal control over financial reporting. Specifically, we did not appropriately design and implement controls over the review and approval of manual journal entries and the related supporting journal entry calculations.

We have begun our remediation plan, and have hired and intend to hire additional accounting and finance personnel. Additionally, we are in the process of implementation of more robust review, supervision and monitoring of the financial reporting process intended to remediate the identified material weakness. While we are in the process of remediating this material weakness, we cannot predict the timing to complete and test our remediation efforts or the outcome of our assessment of these remediation efforts at this time. We can give no assurance that this implementation will remediate this deficiency in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements or cause us to fail to meet our reporting obligations.

As a public company, we will be obligated to develop and maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our ordinary shares.

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

We are beginning the costly and challenging process of compiling the system and process documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, but we have hired and intend to hire additional accounting and finance personnel. In addition, we will prepare the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During our evaluation of our internal control, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot make assurances that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our ordinary shares could decline, and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Our principal shareholders and management own a significant percentage of our ordinary shares and will be able to exert significant control over matters subject to shareholder approval.

As of December 31, 2015, our executive officers and directors, together with holders of 5% or more of our outstanding ordinary shares (assuming the conversion of all of our outstanding preferred shares into ordinary shares) and their respective affiliates, beneficially owned approximately 88% of our outstanding ordinary shares.

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

The trading market for our ordinary shares may depend in part on the research and reports that securities or industry analysts publish about us or our business. If too few securities or industry analysts cover our company, the trading price for our ordinary shares would likely be negatively impacted. If one or more of the analysts who cover us downgrade our ordinary shares or publish inaccurate or unfavorable research about our business, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our ordinary shares could decrease, which might cause our share price and trading volume to decline.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We maintain our corporate offices and research and development facilities in Cambridge, Massachusetts, where we occupy approximately 33,750 square feet of office and laboratory space under leases that expires in March 2023, and research and development facilities in Okinawa, Japan. We believe our existing facilities are adequate to meet our current needs.

Item 3.	Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Ordinary Shares

Our ordinary shares commenced trading on the NASDAQ Global Market under the symbol “WVE” on November 11, 2015. Prior to that date, there was no public trading market for our ordinary shares. The following table sets forth, for the periods indicated, the high and low reported sales prices of our ordinary shares as reported on the NASDAQ Global Market:

2015	High	Low
Fourth Quarter (from November 11, 2015)	$19.58	$13.08

As of March 25, 2016, there were 25 holders of record of our ordinary shares.

Share Price Performance Graph

The following share performance graph compares our total share return with the total return for (i) the NASDAQ Composite Index and the (ii) the NASDAQ Biotechnology Index for the period from November 11, 2015 (the date our ordinary shares commenced trading on the NASDAQ Global Market) through December 31, 2015. The figures represented below assume an investment of $100 in our ordinary shares at the closing price of $16.00 on November 11, 2015 and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on November 11, 2015 and the reinvestment of dividends, if any, into ordinary shares.

This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Dividend Policy

We have never declared or paid any dividends on our ordinary shares. We currently anticipate that we will retain any future earnings for the operation and expansion of our business. Accordingly, we do not currently anticipate declaring or paying any cash dividends on our ordinary shares for the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions (including in the agreements governing our credit facilities), capital requirements, business prospects and other factors our board of directors may deem relevant. We may, by ordinary resolution, declare dividends at a general meeting of shareholders, but we are restricted from paying dividends in excess of the amount recommended by our board of directors. In addition, pursuant to Singapore law and our constitution, no dividends may be paid except out of our profits.

Use of Proceeds from Initial Public Offering

On November 16, 2015, we closed our initial public offering, in which we issued and sold 6,375,000 ordinary shares at a public offering price of $16.00 per share. On December 4, 2015, we issued an additional 618,126 ordinary shares at a price of $16.00 per share pursuant to a partial exercise of the underwriters’ over-allotment option. The aggregate gross proceeds to us from our initial public offering, inclusive of the over-allotment exercise, were approximately $111.9 million. All of the ordinary shares issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-207379), which was declared effective by the SEC on November 10, 2015. Jefferies LLC and Leerink Partners LLC were joint book-running managers for the initial public offering and JMP Securities LLC and SunTrust Robinson Humphrey, Inc. were co-managers. The aggregate net proceeds to us, inclusive of the over-allotment exercise, were approximately $100.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us of approximately $11.4 million.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on November 12, 2015 pursuant to Rule 424(b). We have been using and will continue to use the net offering proceeds to advance our product candidates through clinical trial programs and for working capital and general corporate purposes.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

The statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the balance sheet data as of December 31, 2015 and 2014 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected balance sheet data as of December 31, 2013 is derived from our audited financial statements that are not included in this Annual Report on Form 10-K.

Our historical results are not necessarily indicative of the results to be expected in the future. You should read the selected financial data below in conjunction with the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013
	(in thousands except share and per share data)
Revenue	$152	$—	$—
Operating Expenses
Research and development	9,057	2,395	1,920
General and administrative	10,393	2,999	1,654

Total operating expenses	19,450	5,394	3,574

Loss from operations	(19,298)	(5,394)	(3,574)

Other income (expense):
Interest income (expense)	86	(12)	(111)
Other, net	56	261	37

Total other income (expense)	142	249	(74)

Loss before income taxes	(19,156)	(5,145)	(3,648)
Income tax (provision) benefit	(44)	(84)	330

Net loss	$(19,200)	$(5,229)	$(3,318)

Net loss per share attributable to ordinary shareholders–basic and diluted(1)	$(1.83)	$(1.34)	$(1.90)

Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders–basic and diluted(1)	10,501,455	3,911,556	1,743,014

(1)	See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on the calculation of net loss per share attributable to ordinary shareholders, basic and diluted.

	December 31,
	2015	2014	2013
Cash	$161,220	$1,048	439
Working capital	157,566	605	(9,270)
Total assets	165,424	2,938	2,323
Total liabilities	4,059	911	10,085
Capital lease	140	—	—
Series A preferred shares (temporary equity)	7,874	—	—
Accumulated deficit	(35,076)	(15,876)	(10,647)
Total shareholders’ (deficit) equity	153,491	2,027	(7,762)

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

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

Our most advanced therapeutic programs are in Huntington’s disease, Duchenne muscular dystrophy, or DMD, and inflammatory bowel disease, or IBD. In Huntington’s disease, we have programs targeting HTT SNP-1 and HTT SNP-2; in DMD, we are targeting Exon 51; and in IBD, we are targeting SMAD7. We have selected lead product candidates in our programs targeting HTT SNP-1 and Exon 51, and we expect to select a lead candidate in our HTT SNP-2 program in early 2016 and in our SMAD7 program in late 2016. We expect to file INDs with the FDA for HTT SNP-1 and HTT SNP-2 in late 2016 and Exon 51 in early 2017. We also have late-stage discovery programs in epidermolysis bullosa simplex, in which we are targeting KRT14 SNP-1 and KRT14 SNP-2, and in DMD, in which we are focused on an additional DMD target, AcRIIb. We expect to identify lead candidates for these programs in 2016. We believe that, based on our initial selection criteria of novel and fast-follower opportunities, our platform can potentially be used in the near-term to design treatments for approximately 25 other potential target indications, mostly consisting of orphan indications, with an initial focus on orphan neuromuscular and central nervous system disease targets.

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

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net losses were $19.2 million in 2015, $5.2 million in 2014, and $3.3 million in 2013. As of December 31, 2015 and 2014, we had an accumulated deficit of $35.1 million and $15.9 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

Financial Operations Overview

Revenue

We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenue during the year ended December 31, 2015 consisted of a payment received for research and development services under an agreement that was terminated in May 2015. We are not a party to any other license or collaboration agreements that have generated revenue as of December 31, 2015.

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

The table below summarizes our research and development expenses incurred on our platform and by program.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
HD HTT SNP-1 and HD HTT SNP-2 programs(1)	$376	$—	$—
DMD Exon 51 program	410	—	—
IBD SMAD7 program	307	—	—
Discovery programs	627	—	—
Platform development and identification of potential drug discovery candidates	7,337	2,395	1,920

Total research and development expenses	$9,057	$2,395	$1,920

(1)	Given the nature of program development for these programs, the costs incurred in such programs have been common to both programs and therefore are not subject to separability. We expect that upon the filing of an IND with respect to the lead product candidate in each such program and the initiation of clinical studies for each such candidate, the costs incurred for each such candidate will be separate and distinct.

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

We anticipate that our general and administrative expenses will increase in the future, in the form of additional compensation, including salaries, benefits, incentive arrangements and share-based compensation awards, as we increase our headcount to support the expected growth in our research and development activities and the potential commercialization of our product candidates. Additionally, we expect our rent costs to increase as a result of the relocation of our U.S. operations to a new and expanded facility in the fourth quarter of 2015. We expect our rental costs to increase to $0.8 million for the year ending December 31, 2016. We also expect to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax- related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs.

We expect our general and administrative costs to increase as we attract and retain additional personnel.

Other (Expense) Income

Other (expense) income consists of reimbursement of research and development costs extent under a research and development grant awarded by the Ministry of Economy, Trade and Industry, or METI, interest expense associated with notes payable that were converted in 2014, and interest income on cash.

Income Taxes

We are a multi-national company subject to taxation in the United States, Japan and Singapore. In 2015, 2014, and 2013 our benefit from (or provision for) income taxes was less than $(0.1) million, $(0.1) million and $0.3 million, respectively, on pre-tax loss of $19.2 million, $5.1 million and $3.6 million, respectively. As of

December 31, 2015, we had U.S. federal and state net operating loss carryforwards of $1.8 million and $1.9 million, respectively, both of which begin to expire in 2030. As of December 31, 2015, we had U.S. federal and state research and development tax credit carryforwards of $0.7 million and $0.4 million, respectively, which begin to expire in 2030 and 2025, respectively. As of December 31, 2015, we had net operating loss carryforwards in Japan of $4.3 million, which may be available to offset future income tax liabilities and begin to expire in 2017. As of December 31, 2015, we also had net operating loss carryforwards in Singapore of $31.8 million, which may be available to offset future income tax liabilities and can be carried forward indefinitely.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

The following table summarizes our results of operations for 2015 and 2014:

	Year Ended December 31,
	2015	2014	Increase (Decrease)
	(in thousands)
Revenue	$152	$—	$152
Operating expenses
Research and development	9,057	2,395	6,662
General and administrative	10,393	2,999	7,394

Total operating expense	19,450	5,394	14,056

Loss from operations	(19,298)	(5,394)	(13,904)
Other income (expense), net	142	249	(107)

Loss before income taxes	(19,156)	(5,145)	(14,011)
Income tax provision	(44)	(84)	(40)

Net loss	$(19,200)	$(5,229)	$(13,971)

Revenue

Revenue was $0.2 million for the year ended December 31, 2015 compared to $0.0 million for the year ended December 31, 2014 due to revenue earned for research and development performed under our collaboration agreement with a third party that we entered into in 2014 and terminated in May 2015.

Research and Development Expenses

The table below summarizes our research and development expenses incurred for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	Increase
	(in thousands)
HD HTT SNP-1 and HD HTT SNP-2 programs(1)	$376	$—	$376
DMD Exon 51 program	410	—	410
IBD SMAD7 program	307	—	307
Discovery programs	627	—	627
Platform development and identification of potential drug discovery candidates	7,337	2,395	4,942

Total research and development expenses	$9,057	$2,395	$6,662

(1)	Given the nature of program development for these programs, the costs incurred in such programs have been common to both programs and therefore are not subject to separability. We expect that upon the filing of an IND with respect to the lead product candidate in each such program and the initiation of clinical studies for each such candidate, the costs incurred for each such candidate will be separate and distinct.

Research and development expenses were $9.1 million for the year ended December 31, 2015, compared to $2.4 million for the year ended December 31, 2014. The increase of $6.7 million was due, in part, to the following:

•	an increase of $0.4 million in research expenses related to our HD HTT SNP-1 and HD HTT SNP-2 programs for collaborations with Children’s Hospital of Philadelphia for preclinical research studies;

•	an increase of $0.4 million in research expenses related to our DMD Exon 51 program for collaborations with the University of Oxford for preclinical research studies;

•	an increase of $0.3 million in research expenses related to our IBD SMAD7 program for preclinical research studies; and

•	an increase of $0.6 million in drug discovery candidate expenses due to research related to our DMD AcRIIb, EBS KRT14 SNP-1 and EBS KRT14 SNP-2 programs and three potential other targets.

Platform development and identification of potential drug discovery candidates includes salary and related benefits costs, as well as costs associated with overall research directed at the identification of additional potential drug candidates. These expenses increased $4.9 million as a result of higher salary and related benefits costs of $4.2 million, including $2.2 million of share-based compensation costs, due to increased employee headcount, offset by costs redirected to product and drug discovery candidates.

Research and development expenses incurred at our Japan facility in 2015 and 2014 represented 6.4% and 12.8% of the related consolidated expenses for the year ended December 31, 2015 and 2014, respectively. The impact of changes in foreign currency did not have a significant impact on changes in our consolidated research and development and general and administrative expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014.

General and Administrative Expenses

General and administrative expenses were $10.4 million for the year ended December 31, 2015 compared to $3.0 million for the year ended December 31, 2014. The increase of $7.4 million was primarily due to a $3.4 million increase in professional fees related to legal fees and accounting fees as we prepared for our initial public offering in November 2015. The increase also partly stemmed from an increase in share-based compensation expense of $1.8 million and an increase in salary and related benefits costs of $1.1 million resulting from an increase in employee headcount. Increased depreciation expense and other general and administrative expenses account for the remaining $1.1 million increase.

General and administrative expenses incurred at our Japan facility in 2015 and 2014 represented 2.6% and 4.9% of the related consolidated expenses for the year ended December 31, 2015 and 2014, respectively. The impact of changes in foreign currency did not have a significant impact on changes in our consolidated research and development and general and administrative expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Other Income (Expense)

Other income (expense) for the years ended December 31, 2015 and 2014 was $0.1 and $0.2 million, respectively.

Income Tax Provision

During the year ended December 31, 2015 and 2014, we recorded a tax provision of less than $0.1 million and $0.1 million, respectively, which is a result of income taxed in the United States due to income earned under a contract research arrangement between our U.S. and Singapore entities. During the year ended December 31, 2015 and 2014, we recorded no income tax benefits for the net operating losses incurred in Japan and Singapore, due to uncertainty regarding future taxable income in these jurisdictions.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

The following table summarizes our results of operations for 2014 and 2013:

	Year Ended December 31,
	2014	2013	Increase (Decrease)
	(in thousands)
Revenue	$—	$—	$—
Operating Expenses
Research and development	2,395	1,920	475
General and administrative	2,999	1,654	1,345

Total operating expenses	5,394	3,574	1,820

Loss from operations	(5,394)	(3,574)	(1,820)
Other income (expense)	249	(74)	323

Loss before income taxes	(5,145)	(3,648)	(1,497)
Income tax benefit (provision)	(84)	330	(414)

Net loss	$(5,229)	$(3,318)	$(1,911)

Revenue

There was no revenue for the years ended December 31, 2014 and 2013.

Research and Development Expenses

The table below summarizes our research and development expenses incurred on our platform and by program for 2014 and 2013:

	Year Ended December 31,
	2014	2013	Increase
	(in thousands)
HD HTT SNP-1 and HD HTT SNP-2 programs(1)	$—	$—	$—
DMD Exon 51 program	—	—	—
IBD SMAD7 program	—	—	—
Discovery programs	—	—	—
Platform development and identification of potential drug discovery candidates	2,395	1,920	475

Total research and development expenses	$2,395	$1,920	$475

(1)	Given the nature of program development for these programs, the costs incurred in such programs have been common to both programs and therefore are not subject to separability. We expect that upon the filing of an IND with respect to the lead product candidate in each such program and the initiation of clinical studies for each such candidate, the costs incurred for each such candidate will be separate and distinct.

Research and development expenses were $2.4 million in 2014, compared to $1.9 million in 2013. The increase of $0.5 million was a result of higher salary and related benefits costs due to an increase in employee headcount, as we increased our research for potential drug candidates.

General and Administrative Expenses

General and administrative expenses were $3.0 million in 2014 compared to $1.7 million in 2013. The increase of $1.3 million was a result of salary and related benefits costs due to an increase in employee headcount, which resulted in higher salary and related benefits costs of $1.0 million, as well as an increase in our professional fees of $0.3 million from 2013 to 2014 due to higher legal fees.

Research and development and general and administrative expenses incurred at our Japan facility in 2014 and 2013 represented 17.7% and 23.0% of the related consolidated expenses for 2014 and 2013, respectively. The impact of changes in foreign currency did not have a significant impact on changes in our consolidated research and development and general and administrative expenses from 2013 to 2014.

Other Income (Expense)

Other income (expense) in 2014 represented increased to income of $0.3 million in 2014 from expenses of less than $0.1 million in 2013 due to additional government grants received in Japan for reimbursement of certain research and development costs.

Income Tax Provision

During the year ended December 31, 2014, we recorded a tax provision of $0.1 million which is a result of income taxed in the United States due to income earned under a contract research arrangement between our U.S. and Singapore entities. During the year ended December 31, 2013, we recorded a tax benefit of $0.3 million due to the reversal of the valuation allowance for deferred tax assets, as we emerged from a three-year cumulative tax loss position coupled with expectations regarding future taxable income in the U.S due to the contract research arrangement between our U.S and Singapore entities. During the years ended December 31, 2014 and 2013, we recorded no income tax benefits for the net operating losses incurred in Japan and Singapore, due to uncertainty regarding future taxable income in these jurisdictions.

Liquidity and Capital Resources

On November 16, 2015, we closed an initial public offering of our ordinary shares, in which we issued and sold 6,375,000 ordinary shares at a price to the public of $16.00 per share. On December 4, 2015, we issued an additional 618,126 ordinary shares at a price of $16.00 per share pursuant to a partial exercise of the underwriters’ over-allotment option. The aggregate net proceeds to us from our initial public offering, inclusive of the over-allotment exercise, were approximately $100.4 million after deducting underwriting discounts and commissions and offering expenses payable by us.

Since our inception, we have not generated any product revenue and have incurred recurring net losses. Prior to the completion of our initial public offering, we financed our operations through private placements of our debt and equity securities, which resulted in net proceeds of $89.3 million from such transactions.

As of December 31, 2015, we had cash totaling $161.2 million and an accumulated deficit of $35.1 million and restricted cash of $1.0 million related primarily to a letter of credit for our new office and laboratory space in Cambridge, Massachusetts.

We expect that the cash resources we had on hand at December 31, 2015, which included the $100.4 million of net proceeds raised from our initial public offering, will fund our operating expenses and capital expenditure requirements well into 2018. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	2015	2014	2013
Cash used in operating activities	$(12,527)	$(4,426)	$(3,551)
Cash used in investing activities	(2,909)	(257)	(47)
Cash provided by financing activities	175,593	5,619	3,672
Effect of foreign exchange rates of cash	15	(327)	(14)

Net increase in cash	$160,172	$609	$60

Operating Activities

During 2015, operating activities used $12.5 million of cash, primarily resulting from our net loss of $19.2 million offset by non-cash charges of $4.7 million and by cash provided by changes in our operating assets and liabilities of $1.9 million. The non-cash charges for 2015 related primarily to an increase in share-based compensation of $4.0 million. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2015 was due primarily to an increase in accounts payable due to higher research and development costs, as well as the timing of payments.

During 2014, operating activities used $4.4 million of cash, primarily resulting from our net loss of $5.2 million offset by non-cash charges of $0.4 million and by cash provided by changes in our operating assets and liabilities of $0.4 million. The non-cash charges for 2014 related primarily to $0.3 million of depreciation and amortization associated with our property and equipment. Net cash provided by changes in our operating assets and liabilities during 2014 consisted primarily of a $0.4 million increase in accrued expenses due to higher accruals for research and development costs.

During 2013, operating activities used $3.6 million of cash, resulting from our net loss of $3.3 million and cash used in changes in our operating assets and liabilities of $0.3 million, which consisted of a $0.2 million decrease in accounts payable and accrued expenses due to the timing of vendor invoicing and payments and a $0.1 million increase in accounts receivable.

Investing Activities

During 2015, investing activities used $2.9 million of cash, consisting of restricted cash of $1.0 million primarily placed in favor of a letter of credit for our new office and laboratory space in Cambridge, Massachusetts along with purchases of property and equipment of $1.9 million.

During 2014, investing activities used $0.3 million of cash, primarily consisting of purchases of property and equipment of $0.6 million offset by reimbursements of $0.3 million from METI.

During 2013, investing activities used less than $0.1 million of cash for purchases of property and equipment.

Financing Activities

During 2015, net cash provided by financing activities was $175.6 million, primarily from our initial public offering for net proceeds of $100.4 million in November 2015, the issuance of Series B preferred shares for $62.5 million in August 2015 and the issuance of ordinary shares for $11.6 million in January 2015.

During 2014, net cash provided by financing activities was $5.6 million, primarily from the issuance of ordinary shares to investors.

During 2013, net cash provided by financing activities was $3.7 million due to proceeds under notes payable to a related party of $6.2 million, offset by repayments in the amount of $2.5 million.

Effect of Foreign Exchange Rates on Cash

During 2015, the effect of changes in foreign exchange rates on cash was less than $0.1 million due to minimal changes in the Japanese yen in 2015.

During 2014, the effect of changes in foreign exchange rates on cash was $0.3 million due to changes in the Japanese yen related primarily to the translation of intercompany accounts denominated in Japanese yen in 2014.

During 2013, the effect of changes in foreign exchange rates on cash were minimal due to the low level of cash balances on hand during 2013.

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

We expect that our existing cash together with the net proceeds received from our recently completed initial public offering will enable us to fund our operating expenses and capital expenditure requirements well into 2018. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of drug candidates or follow-on programs and because the extent to which we may enter into collaborations with third parties for development of product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development for our therapeutic programs. Our future capital requirements for our therapeutic programs will depend on many factors, including:

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments	$9,267	$845	$2,351	$2,761	$3,310
Capital lease obligations	140	62	78	—	—
License and collaboration agreements(1)	480	406	74	—	—

Total	$9,887	$1,313	$2,503	$2,761	$3,310

(1)	We also have contingent payments of $1,575 due upon reaching specific milestones outlined in our research and collaboration agreements. These payments are not scheduled at this time or expected to be paid within the next five years. In addition, we may be obligated to make future payments to third parties under certain of these license and research and collaboration agreements, including sublicense fees, royalties and payments that become due and payable on the achievement of certain development and regulatory milestones. As the amount and timing of sublicense fees and the achievement and timing of these milestones are not probable and estimable, such commitments have not been included on our balance sheet or in the table above.

We enter into contracts in the normal course of business with CROs for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2015 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

JOBS Act Accounting Election

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) (“ASU 2015-02”), to address financial reporting considerations for the evaluation as to the requirement to consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2015. We do not expect the adoption of this pronouncement to have a material impact on our 2016 consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The Update includes a short-term lease exception for leases with a term of 12 months or less, in which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases, using classification criteria that are substantially similar to the previous guidance. For lessees, the recognition, measurement, and presentation of expenses and cash flows arising from a lease have not significantly changed from previous GAAP. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply as well as transition guidance specific to nonstandard leasing transactions. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We do not expect the impact of ASU 2016-02 to be material to our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles, or GAAP, in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

Share-Based Compensation

We measure options to purchase our ordinary shares and other share-based awards granted to employees and directors based on the fair value on the date of grant and recognize the corresponding compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Generally, we have issued options to purchase shares and share awards and record the expense for these awards using the straight-line method.

We measure share-based awards granted to consultants and non-employees based on the fair value of the award on the date at which the related service is complete. Compensation expense is recognized over the period during which services are rendered by such consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is re-measured using the then-current fair value of our ordinary shares and updated assumption inputs in the Black-Scholes option-pricing model.

The fair value of each share option grant was determined using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment and estimation by management.

•	Fair Value of Ordinary Shares. As discussed below, the fair value of our ordinary shares underlying our share options has historically been determined by our board of directors. Because there has been no public market for our ordinary shares, our board of directors has determined the fair value of our ordinary shares at the time of grant of the option by considering a number of objective and subjective factors, including valuations of comparable companies, sales of our shares to unrelated third parties, our operating and financial performance and general and industry specific economic outlook.

•	Expected Term. The expected term of share options represents the weighted-average period that the share options are expected to remain outstanding. We estimated the expected term using the simplified method, which is an average of the contractual term of the option and the vesting period.

•	Expected Volatility. Since there has been no public market for our ordinary shares and lack of company-specific historical volatility, we have determined the share price volatility for options granted based on an analysis of the volatility used by a peer group of publicly traded companies. In evaluating similarity, we consider factors such as industry, stage of life cycle and size.

•	Risk-free Interest Rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.

•	Dividend Rate. The expected dividend was assumed to be zero as we have never paid dividends and have no current plans to do so.

•	Expected Forfeiture Rate. We are required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use comparable company data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period that the estimates are revised.

We did not issue any share options or share awards in 2014 and 2013.

Prior to our initial public offering in November 2015, the fair value of the ordinary shares underlying our share-based awards were estimated on each grant date by our Board of Directors. Our board of directors determined the estimated per share fair value of our ordinary shares at various dates considering contemporaneous and retrospective valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, or the Practice Aid. After the closing of our initial public offering, our Board of Directors determines the fair value of each underlying ordinary share based on the closing price of our ordinary shares as reported by the NASDAQ Global Market on the date of grant.

Income Taxes

We are a multi-national company subject to taxation in the United States, Japan and Singapore.

We account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements, but have not been reflected in taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, we provide a valuation allowance to the extent that it is more likely than not that it will generate sufficient taxable income in future periods to realize the benefit of its deferred tax assets.

We account for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

We have certain service arrangements in place between our U.S and Singapore entities, which include transfer pricing assumptions. The determination of the appropriate level of transfer pricing requires judgment based on transfer pricing analyses of comparable companies. We monitor the nature of our service arrangements for changes in our operations as well as economic conditions. We also periodically review the transfer pricing analyses for changes in the composition in the pool of comparable companies as well the related ongoing results of the comparable companies.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

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

Foreign Currency Risk

We are exposed to market risk related to changes in the value of the Japanese yen, which is the currency our Japanese subsidiary conducts its business in. As of December 31, 2015, 2014, and 2013, 0.5%, 35.4% and 41.4% of our assets, respectively, were located in Japan. For the years ended December 31, 2015, 2014 and 2013, 2.6%, 4.9%, and 23.2% of our general and administrative expenses, respectively, and 6.4%, 12.8% and 11.9% of our research and development expenses, respectively, were transacted in Japanese yen. Therefore, when the U.S. dollar strengthens relative to the yen, as it has in recent periods, our U.S. dollar reported revenue from non-U.S. dollar denominated income will decrease. Conversely, when the U.S. dollar weakens relative to the yen, our U.S. dollar reported expenses from non-U.S. dollar denominated operating costs will increase. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, results of operations, financial condition or cash flows. Our foreign currency sensitivity is affected by changes in the Japanese yen, which is impacted by economic factors both locally in Japan and worldwide. A hypothetical 10% change in foreign currency rates would not have a material impact on our historical financial position or results of operations.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the last three years.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item 8 is included at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weakness

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. In connection with the audit of our consolidated financial statements for the years ended December 31, 2015, 2014 and 2013, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Prior to the completion of our initial public offering, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and procedures. Our lack of adequate accounting personnel resulted in the identification of a material weakness in our internal control over financial reporting. Specifically, we did not appropriately design and implement controls over the review and approval of manual journal entries and the related supporting journal entry calculations.

Remediation of Material Weakness

We have begun our remediation plan, and have hired and intend to hire additional accounting and finance personnel. Additionally, we are in the process of implementation of more robust review, supervision and monitoring of the financial reporting process intended to remediate the identified material weakness.

Internal Control Reporting Transition Rules

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring companies that file reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm may be required to attest to our internal control over financial reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2016 Annual General Meeting of Shareholders or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2015, under the headings “Executive Officers,” “Board of Directors,” “Management and Corporate Governance,” “ Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics,” and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Officer and Director Compensation” in our Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance – Board of Directors,” respectively, in our Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1. Financial Statements

See Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1	Constitution (formerly known as Memorandum of Association and Articles of Association)		Amendment No. 5 to Form S-1 (Exhibit 3.2)	11/10/2015	333-207379
4.1	Form of Specimen Ordinary Share Certificate		Amendment No. 3 to Form S-1 (Exhibit 4.1)	11/06/2015	333-207379
4.2	Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of August 14, 2015		Form S-1 (Exhibit 4.2)	10/09/2015	333-207379
10.1+	WAVE Life Sciences Ltd. 2014 Equity Incentive Plan, as amended, and forms of agreement thereunder		Form S-8 (Exhibit 10.1)	12/17/2015	333-208598
10.2	Lease Agreement by and among Harvard Real Estate—Allston, Inc., Shin Nippon Biomedical Laboratories Ltd., dated June 25, 2009		Form S-1 (Exhibit 10.2)	10/09/2015	333-207379
10.3	Commercial Lease Agreement by and among SNBL USA, Ltd. and Ontorii, Inc. (now WAVE Life Sciences USA, Inc.), dated as of January 1, 2010		Form S-1 (Exhibit 10.4)	10/09/2015	333-207379
10.4	Consent to Office Space Sublease by and among SNBL USA, Ltd, Ontorii, Inc. (now WAVE Life Sciences USA, Inc.) and Harvard Real Estate—Allston, Inc., dated as of January 1, 2010		Form S-1 (Exhibit 10.3)	10/09/2015	333-207379

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.5	Amendment 1 to the Commercial Lease Agreement by and between SNBL USA, Ltd. and Ontorii, Inc. (now WAVE Life Sciences USA, Inc.), dated as of July 1, 2011		Form S-1 (Exhibit 10.5)	10/09/2015	333-207379
10.7	Lease Agreement by and between the Registrant and King 733 Concord LLC, dated as of April 6, 2015		Form S-1 (Exhibit 10.7)	10/09/2015	333-207379
10.8†	Master Sponsored Research Agreement by and between the Registrant and The Children’s Hospital of Philadelphia, dated as of April 1, 2015		Form S-1 (Exhibit 10.8)	10/09/2015	333-207379
10.9†	Research Agreement by and between the Registrant and the Chancellor, Masters, and Scholars of the University of Oxford, dated as of March 2015		Amendment No. 3 to Form S-1 (Exhibit 10.9)	11/06/2015	333-207379
10.10†	Co-Exclusive License Agreement by and between the Registrant and Max-Planck-Innovation GmbH, dated as of June 8, 2015		Form S-1 (Exhibit 10.10)	10/09/2015	333-207379
10.11+	Form of Deed of Indemnity by and between the Registrant and each of its directors and certain of its officers		Form S-1 (Exhibit 10.11)	10/09/2015	333-207379
10.12+	Employment Agreement by and between the Registrant and Paul B. Bolno, M.D., dated as of December 12, 2013		Form S-1 (Exhibit 10.12)	10/09/2015	333-207379
10.13+	Employment Agreement by and between the Registrant and Roberto Guerciolini, dated as of March 10, 2015		Form S-1 (Exhibit 10.13)	10/09/2015	333-207379
10.14+	Offer Letter by and between the Registrant and Chandra Vargeese, Ph.D., dated as of July 2, 2014		Form S-1 (Exhibit 10.14)	10/09/2015	333-207379
10.15+	Offer Letter by and between the Registrant and Christopher Francis, Ph.D., dated as of March 10, 2014		Form S-1 (Exhibit 10.15)	10/09/2015	333-207379
10.16+	Consulting Agreement by and between Ontorii, Inc. (now WAVE Life Sciences USA, Inc.) and Gregory Verdine, dated as of April 1, 2012		Form S-1 (Exhibit 10.16)	10/09/2015	333-207379
10.17+	Nominee Director Fee Agreement by and between the Registrant and Miura & Associates Management Consultants Pte. Ltd., dated as of October 23, 2012		Form S-1 (Exhibit 10.17)	10/09/2015	333-207379

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.18†	Research Agreement by and between the Registrant and The University of Dundee, dated as of September 23, 2015		Amendment No. 3 to Form S-1 (Exhibit 10.18)	11/06/2015	333-207379
21.1	List of Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)	X
31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)	X
31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)	X
32.1*

Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

X
32.2*

Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

(*)	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of WAVE Life Sciences Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
(+)	Indicates management contract or compensatory plan.
(†)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAVE Life Sciences Ltd.

Date: March 30, 2016	By:	/s/ Paul B. Bolno, M.D.
Paul B. Bolno, M.D.
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Paul B. Bolno, M.D. with full power of substitution and resubstitution and full power to act, as his or true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul B. Bolno, M.D. Paul B. Bolno, M.D.	President, Chief Executive Officer and Director (principal executive officer)	March 30, 2016

/s/ Kyle Moran Kyle Moran	Vice President, Head of Finance (principal financial officer and principal accounting officer)	March 30, 2016

Gregory L. Verdine, Ph.D.	Chairman of the Board

/s/ Peter Kolchinsky, Ph.D. Peter Kolchinsky, Ph.D.	Director	March 30, 2016

/s/ Koji Miura Koji Miura	Director	March 30, 2016

/s/ Ken Takanashi Ken Takanashi	Director	March 30, 2016

/s/ Masaharu Tanaka Masaharu Tanaka	Director	March 30, 2016

/s/ Takeshi Wada, Ph.D. Takeshi Wada, Ph.D.	Director	March 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

WAVE Life Sciences Ltd.:

We have audited the accompanying consolidated balance sheets of WAVE Life Sciences Ltd. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, Series A preferred shares and shareholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WAVE Life Sciences Ltd. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Cambridge, Massachusetts

March 30, 2016

WAVE LIFE SCIENCES LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
Assets
Current Assets:
Cash	$161,220	$1,048
Accounts receivable	—	200
Prepaid expenses and other current assets	146	103
Deferred tax assets	18	64
Deferred offering costs	—	72

Total current assets	161,384	1,487
Property and equipment, net	2,789	1,269
Deferred tax assets	192	182
Restricted cash	1,055	—
Other assets	4	—

Total assets	$165,424	$2,938

Liabilities, Series A preferred shares and shareholders’ equity
Current Liabilities:
Accounts payable	$2,811	$125
Accrued expenses and other current liabilities	945	605
Deferred revenue	—	152
Current portion of capital lease obligation	62	—

Total current liabilities	3,818	882
Long-term liabilities:
Capital lease obligation, net of current portion	78	—
Other liabilities	163	29

Total long-term liabilities	241	29

Total liabilities	$4,059	$911

Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at December 31, 2015	7,874	—
Shareholders’ equity:
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at December 31, 2014	—	7,874
Ordinary shares, no par value; 21,551,423 and 4,263,472 shares issued and outstanding at December 31, 2015 and 2014, respectively	185,344	9,973
Additional paid-in capital	3,182	—
Accumulated other comprehensive income	41	56
Accumulated deficit	(35,076)	(15,876)

Total shareholders’ equity	153,491	2,027

Total liabilities, Series A preferred shares, and shareholders’ equity	$165,424	$2,938

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue	$152	$—	$—
Operating expenses:
Research and development	9,057	2,395	1,920
General and administrative	10,393	2,999	1,654

Total operating expenses	19,450	5,394	3,574

Loss from operations	(19,298)	(5,394)	(3,574)
Other income (expense):
Interest income (expense), net	86	(12)	(111)
Other, net	56	261	37

Total other income (expense)	142	249	(74)

Loss before income tax (provision) benefit	(19,156)	(5,145)	(3,648)
Income tax (provision) benefit	(44)	(84)	330

Net loss	$(19,200)	$(5,229)	$(3,318)

Net loss per share attributable to ordinary shareholders—basic and diluted	$(1.83)	$(1.34)	$(1.90)

Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	10,501,455	3,911,556	1,743,014

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(19,200)	$(5,229)	$(3,318)
Other comprehensive income (loss):
Foreign currency translation	(15)	(169)	135

Comprehensive loss	$(19,215)	$(5,398)	$(3,183)

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENT OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share and per share amounts)

	Series A Preferred Shares		Series B Preferred Shares		Series A Preferred Shares		Ordinary Shares		Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	—	$—	—	$—	—	$—	2,020,794	$2,660	$—	$90	$(7,329)	$(4,579)
Conversion of ordinary shares to Series A preferred shares	—	—	—	—	1,536,209	2,022	(1,536,209)	(2,022)	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	135		135
Net loss	—	—	—	—	—	—	—	—	—		(3,318)	(3,318)

Balance at December 31, 2013	—	—	—	—	1,536,209	2,022	484,585	638	—	225	(10,647)	(7,762)
Conversion of related party notes payable to ordinary shares and Series A preferred shares	—	—	—	—	2,365,139	5,852	1,515,596	3,750	—	—	—	9,602
Issuance of ordinary shares, net of offering costs of $15	—	—	—	—	—	—	2,263,291	5,585	—	—	—	5,585
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(169)		(169)
Net loss											(5,229)	(5,229)

Balance as of December 31, 2014	—	—	—	—	3,901,348	7,874	4,263,472	9,973	—	56	(15,876)	2,027
Issuance of ordinary shares, net of issuance costs of $169	—	—	—	—	—	—	4,769,077	11,631	—	—	—	11,631
Stock-based compensation	—	—	—	—	—	—	190,856	842	3,182	—	—	4,024
Issuance of Series B preferred, net of issuance costs of $3,468	—	—	5,334,892	62,532	—	—	—	—	—	—	—	—
Reclassification of Series A preferred shares	3,901,348	7,874	—	—	(3,901,348)	(7,874)	—	—	—	—	—	(7,874)
Issuance of ordinary shares upon initial public offering, net of issuance costs of $3,702	—	—	—	—	—	—	6,993,126	100,366	—	—	—	100,366
Conversion of Series B preferred shares into ordinary shares upon initial public offering	—	—	(5,334,892)	(62,532)	—	—	5,334,892	62,532	—	—	—	62,532
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	—	—	—	—	(19,200)	(19,200)

Balance at December 31, 2015	3,901,348	$7,874	—	$—	—	$—	21,551,423	$185,344	$3,182	$41	$(35,076)	$153,491

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(19,200)	$(5,229)	$(3,318)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	594	281	276
Share-based compensation expense	4,024	—	—
Deferred rent	88	(6)	(6)
Loss on disposal of property and equipment	—	14
Deferred income taxes	36	84	(330)
Changes in operating assets and liabilities:
Accounts receivable	193	(129)	(102)
Prepaid expenses and other current assets	(63)	(12)	3
Accounts payable	1,648	9	(152)
Accrued expenses and other current liabilities	267	410	78
Deferred revenue	(152)	152	—
Other non-current liabilities	38	—	—

Net cash used in operating activities	(12,527)	(4,426)	(3,551)

Cash flows from investing activities
Increase in restricted cash	(1,055)	—	—
Proceeds from government grant reimbursements for property and equipment	3	319	—
Proceeds from sale of property and equipment	—	14
Purchase of property and equipment	(1,857)	(590)	(47)

Net cash used in investing activities	(2,909)	(257)	(47)

Cash flows from financing activities
Proceeds from initial public offering, net of offering costs and underwriter commissions	101,444	—	—
Proceeds from issuance of Series B preferred shares, net of offering costs	62,532	—	—
Proceeds from issuance of ordinary shares, net of offering costs	11,631	5,585	—
Proceeds from government grant	112	34	—
Proceeds from related party notes payable	—	—	6,172
Payment of related party notes payable	—	—	(2,500)
Payments on capital lease obligation	(126)	—	—

Net cash provided by financing activities	175,593	5,619	3,672

Effect of foreign exchange rates on cash	15	(327)	(14)

Net increase in cash	160,172	609	60
Cash at beginning of period	1,048	439	379

Cash at end of period	$161,220	$1,048	$439

Supplemental disclosure of cash flow information:
Conversion of related party notes payable into ordinary and Series A preferred shares	$—	$9,602	$—

Cash paid for interest	$—	$86	$90

Equipment under acquired for capital lease obligation	$268	$—	$—

Conversion of ordinary shares into Series A preferred shares	$—	$—	$2,022

Property and equipment purchases in accounts payable	$306	$3	$50

Increase in accrued expenses for deferred offering costs	$1,075	$72	$—

The accompanying notes are an integral part of the consolidated financial statements.

WAVE Life Sciences Ltd.

Notes to Consolidated Financial Statements

(In thousands, except for share and per share amounts)

1. THE COMPANY

Organization

WAVE Life Sciences Ltd. (together with its subsidiaries, “WAVE” or the “Company”) is a preclinical biopharmaceutical company with a proprietary synthetic chemistry drug development platform that the Company is using to design, develop and commercialize a broad pipeline of first-in-class or best-in-class nucleic acid therapeutic candidates. The Company is initially developing nucleic acid therapeutics that target genetic defects to either reduce the expression of disease-promoting proteins or transform the production of dysfunctional mutant proteins into the production of functional proteins.

The Company was incorporated in Singapore on July 23, 2012 and has its principal office in Cambridge Massachusetts. The Company was incorporated with the purpose of combining two commonly held companies, WAVE Life Sciences USA, Inc. (“WAVE USA”), a Delaware corporation (formerly Ontorii, Inc.), and WAVE Life Sciences (Japan) (“WAVE Japan”), a company organized under the laws of Japan (formerly Chiralgen., Ltd.), which occurred on September 12, 2012.

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

Initial Public Offering

On November 16, 2015, the Company closed an initial public offering of its ordinary shares, in which the Company issued and sold 6,375,000 ordinary shares at a price to the public of $16.00 per share. On December 4, 2015, the Company issued an additional 618,126 ordinary shares at a price of $16.00 per share pursuant to a partial exercise of the underwriters’ over-allotment option. The aggregate net proceeds to the Company from the initial public offering, inclusive of the over-allotment exercise, were $100,366 after deducting underwriting discounts and commissions and offering expenses payable by the Company. Upon the listing of the Company’s ordinary shares on the NASDAQ Global Market on November 11, 2015, all of the outstanding Series B preferred shares of the Company automatically converted into 5,334,892 of the Company’s ordinary shares.

Risks and Uncertainties

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel,

WAVE Life Sciences Ltd.

Notes to Consolidated Financial Statements

(In thousands, except for share and per share amounts)

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

2. SIGNIFICANT ACCOUNTING POLICIES

Share Splits

The Company’s board of directors and shareholders approved a 50-for-1 share split of the Company’s outstanding ordinary and Series A preferred shares effective November 18, 2014. Additionally, on November 1, 2015, the Company’s board of directors and shareholders approved a 4.0415917-for-1 share split of the Company’s issued and outstanding ordinary shares, Series A preferred shares and Series B preferred shares. All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the share splits.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include the valuation of its Series A preferred shares on conversion of the related party notes payable, the valuation of the Company’s ordinary shares prior to the initial public offering, the assumptions used to determine the fair value of share-based awards, the valuation allowance required for the Company’s deferred tax assets, and determining uncertain tax positions and the related liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

WAVE Life Sciences Ltd.

Notes to Consolidated Financial Statements

(In thousands, except for share and per share amounts)

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on developing its proprietary synthetic chemistry platform to develop and commercialize a broad pipeline of nucleic acid-based therapeutics.

Foreign Currency Translation

The functional currency of the Company’s Japanese subsidiary is the Japanese Yen and the Company’s Singapore entity is the U.S. dollar. Assets and liabilities of WAVE Japan are translated at period end exchange rates while revenues and expenses are translated at average exchange rates for the period. Intercompany loans that are not expected to be settled in the foreseeable future are translated at the historical rate for the date of each capital transaction. Net unrealized gains and losses from foreign currency translation are reflected as accumulated other comprehensive (loss) income within Series A preferred shares and shareholders’ (deficit) equity. Gains and losses on foreign currency transactions are included in the consolidated statements of operations within other, net.

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

There were no financial instruments recorded at fair value as of December 31, 2015 and 2014. The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities.

Concentration of Credit Risk

Cash is a financial instrument that potentially subjects the Company to concentration of credit risk. The Company uses eight financial institutions to maintain its cash, all of which are high quality, accredited financial

WAVE Life Sciences Ltd.

Notes to Consolidated Financial Statements

(In thousands, except for share and per share amounts)

institutions and, accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company has no financial instruments with off-balance sheet risk of loss.

Restricted Cash

Restricted cash consists primarily of cash placed in a separate restricted bank account as required under the terms of the Company’s lease arrangement for its Cambridge, Massachusetts facility. There was no restricted cash as of December 31, 2014 and 2013.

Property and Equipment

Property and equipment, which consists of furniture and equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the following estimated useful lives of the assets:

Furniture and Equipment	3-7 years
Leasehold Improvements	Shorter of life of lease or useful life

Depreciation and amortization begins at the time the asset is placed in service. Maintenance and repairs are charged to operations as incurred. Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets are reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Certain factors may exist or events may occur, which indicate that impairment exists including, but not limited to, the following: significant underperformance relative to historical or projected future operating results; significant changes in the manner of use of the underlying assets; and significant adverse industry or market economic trends.

When performing the impairment assessment for long-lived assets, the Company compares the carrying value of such assets to the estimated undiscounted future net cash flows expected from the use of the assets and their eventual disposition. In the event that the carrying value of the assets is determined to be unrecoverable, the Company would estimate the fair value of the assets and record an impairment charge for the excess of the carrying value over the fair value.

Through December 31, 2015, the Company has not recognized any impairment charges.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in shareholders’ equity as a reduction to the carrying value of the shares issued.

WAVE Life Sciences Ltd.

Notes to Consolidated Financial Statements

(In thousands, except for share and per share amounts)

At December 31, 2014 the Company had recorded $72 of deferred offering costs in contemplation of the private offering of ordinary shares, which were reclassified to additional paid in capital as a reduction of the proceeds from the private offering. There were no deferred offering costs at December 31, 2015.

Revenue Recognition

Collaboration Agreement

The Company had a collaboration agreement with a third party, which was entered into in late 2014 and terminated in May 2015. The Company was entitled to a non-refundable upfront amount of $152 related to research and development services performed under the agreement. The upfront fee was billed in 2014 and collected in early 2015. The Company recorded its right to the upfront payment as accounts receivable and deferred revenue at December 31, 2014. Upon receipt of the non-refundable payment, the Company began recognizing the upfront fee on a straight-line basis over the service period. Upon termination of the agreement, the Company recognized the remainder of the upfront fee. Revenue recognized under the agreement was $152 for the year ended December 31, 2015 and $0 for each of the years ended December 31, 2014 and 2013. There have been no other revenue generating activities from collaboration or license agreements entered into by the Company since its formation.

Product Revenue

The Company has had no product revenue to date.

Allowance for Doubtful Accounts

The Company has a limited amount of accounts receivable, which relate primarily to reimbursement of qualified expenditures under a government grant. The Company has not had any bad debts from the date of incorporation through December 31, 2015. All amounts recorded as accounts receivable have been collected to date.

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

WAVE Life Sciences Ltd.

Notes to Consolidated Financial Statements

(In thousands, except for share and per share amounts)

expenditures are recognized as a reduction of the basis of the asset and recognized in the consolidated statements of operations over the estimated useful life of the depreciable asset as reduced depreciation expense.

The Company recognized other income of $155, $160 and $43 for the years ended December 31, 2015, 2014 and 2013, respectively, which is included in the consolidated statements of operations.

The Company recorded reimbursable capital expenditures of $3, $248 and $66 for the years ended December 31, 2015, 2014 and 2013, respectively, for which a reduction in the basis of the assets purchased was recorded in the consolidated balance sheets.

Net Loss per Share

Basic net loss per share is computed using the weighted-average number of ordinary shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted-average number of ordinary shares outstanding during the period and, if dilutive, the weighted-average number of potential ordinary shares, including the assumed exercise of share options.

The Company applies the two-class method to calculate its basic and diluted net loss per share attributable to ordinary shareholders, as its Series A preferred shares are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to ordinary shareholders. However, for the periods presented, the two-class method does not impact the net loss per ordinary share as the Company was in a net loss position for each of the periods presented and holders of Series A preferred shares do not participate in losses.

The Company’s Series A preferred shares contractually entitle the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, for periods in which the Company reports a net loss attributable to ordinary shareholders, diluted net loss per share attributable to ordinary shareholders is the same as basic net loss per share attributable to ordinary shareholders, since dilutive ordinary shares are not assumed to have been issued if their effect is anti-dilutive.

License Agreements and Patent Costs

Costs associated with licenses of technology and patent costs are expensed as incurred and are generally included in research and development expense in the consolidated statements of operations.

Share-Based Compensation

The Company measures and recognizes share-based compensation expense, for both employee and director option awards, based on the grant date fair value of the awards. The Company recognizes share-based compensation expense, net of estimated forfeitures, on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

The Company determines the fair value of share-based awards granted to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. All issuances of equity instruments issued to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. These

WAVE Life Sciences Ltd.

Notes to Consolidated Financial Statements

(In thousands, except for share and per share amounts)

awards are recorded in expense and additional paid-in capital in shareholders’ equity over the applicable service periods based on the fair value of the options at the end of each period.

The Company classifies share-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

The Company estimates the fair value of employee and director share options as of the date of grant using the Black- Scholes option pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected share volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. The expected term of the Company’s share options has been determined utilizing the “simplified” method for awards that qualify as “plain- vanilla” options. The risk-free interest rate is determined by reference to the yield curve of a zero-coupon U.S. Treasury bond on the date of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on ordinary shares and does not expect to pay any cash dividends in the foreseeable future.

The Company also estimates the fair value of consultant and non-employee share options using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee and director options in each of the reporting periods, other than the expected life, which is assumed to be the remaining contractual life of the options.

Income Taxes

The Company accounts for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements, but have not been reflected in taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, the Company provides a valuation allowance to the extent that it is more likely than not that all or a portion of the deferred tax assets will not be realized in the future.

The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the consolidated statements of operations.

The Company has certain service arrangements in place between our U.S and Singapore entities, which include transfer pricing assumptions. The determination of the appropriate level of transfer pricing requires judgment based on transfer pricing analyses of comparable companies. The Company monitors the nature of their service arrangements for changes in our operations as well as economic conditions. The Company also periodically reviews the transfer pricing analyses for changes in the composition in the pool of comparable companies as well the related ongoing results of the comparable companies.

WAVE Life Sciences Ltd.

Notes to Consolidated Financial Statements

(In thousands, except for share and per share amounts)

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

WAVE Life Sciences Ltd.

Notes to Consolidated Financial Statements

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The Update includes a short-term lease exception for leases with a term of 12 months or less, in which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases, using classification criteria that are substantially similar to the previous guidance. For lessees, the recognition, measurement, and presentation of expenses and cash flows arising from a lease have not significantly changed from previous GAAP. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply as well as transition guidance specific to nonstandard leasing transactions. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect the impact of ASU 2016-02 to be material to its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following

	December 31,
	2015	2014
Furniture and equipment	$3,936	$2,331
Fixed assets in progress	198	—
Leasehold improvements	267	147

Total	4,401	2,478
Less accumulated depreciation and amortization	(1,612)	(1,209)

Property and equipment, net	$2,789	$1,269

WAVE Life Sciences Ltd.

Notes to Consolidated Financial Statements

(In thousands, except for share and per share amounts)

Leasehold improvements made during the year ended December 31, 2015 consisted primarily of costs related to the Company’s newly leased office space in Cambridge, Massachusetts.

Depreciation and amortization expense was $594, $281 and $276 and for the years ended December 31, 2015, 2014 and 2013.

4. ACCRUED EXPENSES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2015	2014
Accrued compensation	$—	$315
Accrued audit fees	400	—
Accrued vacation	191	113
Other	354	177

Total accrued expenses and other current liabilities	$945	$605

5. RELATED PARTY NOTES PAYABLE

At December 31, 2012, the Company had unsecured loans in the amount of $6,174 payable to SNBL with interest rates which ranged from 1.33% to 1.58% annually, which were due to mature in 2013. In 2013, the Company borrowed an additional $6,172 at similar interest rates, and repaid $2,500 of such loans plus accrued and unpaid interest. Additionally, in 2013, the maturity dates of the remaining loans were extended to dates in 2014 through new loan agreements and a loan between WAVE Japan and SNBL was transferred to WAVE Life Sciences Ltd. in U.S. dollars. At December 31, 2013, the Company had unsecured loans in the amount of $9,602 payable to SNBL with interest rates which ranged from 1.18% to 1.35% annually, which were due to mature in 2014.

In February 2014 and in connection with the issuance of 2,263,291 ordinary shares to a third party investor, SNBL agreed to convert the outstanding principal and accrued interest due under the notes payable in the amount of $9,602 into 1,515,596 ordinary shares and 2,365,139 Series A preferred shares. No gain or loss was recognized on the transaction due to the related party nature of the transaction and because the fair value of the Series A preferred shares and ordinary shares was equal to the carrying value of the related party notes payable.

6. SHARE CAPITAL

Ordinary Shares

The following represents the historical ordinary share transactions of the Company from its incorporation through December 31, 2015:

•	In September 2012, the Company issued an aggregate of 2,020,794 ordinary shares to the then shareholders of WAVE USA and WAVE Japan, as consideration for the merger of the companies under common control in which the WAVE USA and WAVE Japan historical carrying values of their respective net assets were carried forward to the consolidated Company.

WAVE Life Sciences Ltd.

Notes to Consolidated Financial Statements

(In thousands, except for share and per share amounts)

•	In October 2013, the holder of 1,536,209 ordinary shares agreed to convert its holdings into an equivalent number of Series A preferred shares.

•	In February 2014, the Company issued 2,263,291 ordinary shares to a third-party investor at $2.47 per share for net proceeds of $5,585. In connection with this financing, holders of $9,602 of related party notes payable agreed to convert such notes into 2,365,139 Series A preferred shares and 1,515,596 ordinary shares (Note 5).

•	In January 2015, the Company issued 4,769,077 ordinary shares to a third-party investor and an existing investor at $2.47 per share for net proceeds of $11,631.

•	In March 2015, the Company granted 190,856 fully-vested ordinary shares to an executive of the Company.

•	In November 2015, the Company completed an initial public offering of its ordinary shares, in which the Company issued and sold 6,375,000 ordinary shares at a price to the public of $16.00 per share. In December 2015, the Company issued an additional 618,126 ordinary shares at a price of $16.00 per share pursuant to a partial exercise of the underwriters’ over-allotment option. The aggregate net proceeds to the Company from the initial public offering, inclusive of the over-allotment exercise, were $100,366 after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Features of the Ordinary Shares

The ordinary shares have no par value and there is no authorized share capital under Singapore law. The rights, preferences, and privileges of ordinary shares are as follows:

New Share Offering

Any new ordinary shares or securities convertible into ordinary shares shall be offered in the first instance to all the then holders of any class of shares, other than the Series A preferred shares, prior to issuance. Each shareholder shall have right of pre-emption with respect to any issuance of new ordinary shares or securities convertible into ordinary shares. This right of pre-emption shall not apply to shares sold in an initial public offering of the Company’s equity securities and shall terminate immediately prior to the closing of an initial public offering.

Voting

The holders of ordinary shares are entitled to one vote for each ordinary share held at all meetings of shareholders and written actions in lieu of meetings provided; however, that except as otherwise required by law, holders of ordinary shares shall not be entitled to implement the following without the approval of more than 75% of the Company’s issued and outstanding ordinary shares:

(i)	a merger, split, corporate reorganization, liquidation, dissolution, or winding up of the Company or any member of the group;

(ii)	authorize or issue any additional shares, other equity interests in the Company or any convertible securities into such equity interests;

(iii)	effect any public offering or listing of the equity securities of the Company; or

(iv)	purchase, redeem, pay or declare any dividend on any shares or other equity interests in the Company.

WAVE Life Sciences Ltd.

Notes to Consolidated Financial Statements

(In thousands, except for share and per share amounts)

Dividends

All dividends shall be declared and paid pro rata according to the number of shares held by each member entitled to receive dividends. The Company’s board of directors may deduct from any dividend all sums of money presently payable by the member to the Company on account of calls.

Liquidation

In the event of a liquidation, dissolution or winding up of, or a return of capital by the Company, the ordinary shares will rank equally with the Series A preferred shares after the payment of the liquidation preference of $10 for Series A preferred shares.

Board of Directors

The board of directors shall consist of a maximum of seven directors, who shall be appointed by a majority of the Company’s issued and outstanding ordinary shares and a majority of the Company’s directors. The chairman of the Company will be a director appointed by a majority of the Company’s directors.

Series A Preferred Shares

The following represent the Series A preferred share transactions of the Company from its incorporation through December 31, 2015:

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

•

In September 2015, the terms of the Series A preferred shares were further amended to provide that, upon the mandatory conversion of Series B preferred shares, which occurred on the completion of the initial public offering, the existing right of Series A preferred shares to a non-cumulative dividend if and when declared by our board of directors ceased and was replaced by a liquidation preference

WAVE Life Sciences Ltd.

Notes to Consolidated Financial Statements

(In thousands, except for share and per share amounts)

consisting of $0.0024743 per Series A preferred share, or an aggregate of $10 based on the number of Series A preferred shares outstanding at the date of the amendment.

The Company has accounted for the September 2015 amendment to the Series A preferred shares as a modification of the preferred shares based on upon a qualitative assessment of the amendment. The Company has not adjusted the carrying value of the Series A preferred shares since the fair value of the Series A preferred shares immediately prior and subsequent to the modification date resulted in an immaterial change in fair value.

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

The Series A preferred shares have no par value and there is no authorized share capital under Singapore law. The Series A preferred shares are not redeemable.

Series B Preferred Shares Converted in Connection with Initial Public Offering

The following represents the historical Series B preferred share transactions of the Company from January 1, 2015 through the completion of our initial public offering:

•	On August 14, 2015, the Company issued an aggregate of 5,334,892 Series B preferred shares at a purchase price of $12.37 per share to certain third-party investors for $62,532 of net proceeds.

•	Upon the completion of the initial public offering on November 16, 2015, all of the outstanding Series B preferred shares of the Company automatically converted into 5,334,892 of the Company’s ordinary shares.

Prior to the conversion of the Series B preferred shares into ordinary shares, the Series B preferred shares had a liquidation preference over the Series A preferred shareholders and ordinary shareholders equal to the original per share amount paid of $12.37 per share, plus any declared plus unpaid dividends, if any. Additionally, the holders of Series B preferred shares were entitled to voting rights, however, the Series B preferred shareholders were not entitled to any preferential dividends and their shares were not redeemable.

7. SHARE-BASED COMPENSATION

In December 2014, the Company’s board of directors adopted the WAVE Life Sciences Ltd. 2014 Equity Incentive Plan (the “2014 Plan”), and reserved 1,763,714 ordinary shares for issuance under this plan, which, as approved, was increased to 5,064,544 in 2015.

The 2014 Plan authorizes the board of directors or a committee of the board to grant incentive share options, non-qualified share options, or NQSOs, share appreciation rights and restricted awards to eligible employees, outside directors and consultants of the Company. Options generally vest over a period of three or four years, and options that lapse or are forfeited are available to be granted again. The contractual life of all options is ten years from the date the option begin to vest.

WAVE Life Sciences Ltd.

Notes to Consolidated Financial Statements

(In thousands, except for share and per share amounts)

During the year ended December 31, 2015, the Company granted options to purchase 2,215,342 ordinary shares to employees, directors and non-employees. The Company did not grant any share options in 2014 and 2013. As of December 31, 2015, 2,658,346 ordinary shares remained available for future grant.

The Company recorded share-based compensation expense of $4,024 for the year ended December 31, 2015, of which $1,614 related to options granted to non-employees. The Company did not have any share-based compensation expense in 2014 and 2013. The Company measures and records the value of options granted to non-employees over the period of time services are provided and, as such, unvested portions are subject to re-measurement at subsequent reporting periods.

Share option activity under the 2014 Plan is summarized as follows:

	Number of Shares(1)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(2)
Outstanding as of January 1, 2015	—
Granted	2,215,342	$3.88

Outstanding as of December 31, 2015	2,215,342	$3.88	9.30	$26,740

Options exercisable as of December 31, 2015	700,779	$2.48	9.20	$9,443

Options vested and expected to vest as of December 31, 2015	2,139,612	$3.86	9.30	$25,875

(1)	Includes 547,502 options granted to non-employees during March 2015.

(2)	The aggregate intrinsic value of options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares for those share options that had exercise prices lower than the fair value of the ordinary shares as of the end of the period.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of share options granted to employees during the period were as follows:

Year ended December 31, 2015
Risk-free interest rate	1.56% - 1.89%
Expected term (in years)	5.52 - 6.12
Expected volatility	62.14% - 71.02%
Expected dividend yield	0%
Exercise price	$2.47 - 13.08
Fair value of ordinary share	$4.41 - 13.08

WAVE Life Sciences Ltd.

Notes to Consolidated Financial Statements

(In thousands, except for share and per share amounts)

The assumptions used in the Black-Scholes option pricing model to determine the fair value of share options granted to non-employees during the period were as follows:

Year Ended December 31, 2015
Risk-free interest rate	2.06% - 2.35%
Expected term (in years)	9.19 - 10.00
Expected volatility	62.65% - 69.80%
Expected dividend yield	0%
Exercise price	$2.47
Fair value of ordinary share	$4.41 - 15.95

Prior to the Company’s initial public offering in November 2015, the fair value of the Company’s ordinary shares was determined by the Company’s board of directors based upon a retrospective valuation with the assistance of a third-party valuation specialist and the guidance outlined in the American Institute of Certified Public Accountants Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, also known as the Practice Aid, based on a variety of different objective and subjective factors, including the Company’s financial position, the status of development efforts within the Company, the composition and ability of the current scientific and management teams, the current climate in the marketplace, the illiquid nature of the Company’s shares, the prices of arm’s length sales of the Company’s ordinary shares, and the likelihood of achieving a liquidity event such as a public offering or sale of the Company. After the closing of the Company’s initial public offering, the board of directors determines the fair value of each underlying ordinary share based on the closing price of the Company’s ordinary shares as reported by the NASDAQ Global Market on the date of the grant.

As of December 31, 2015, the unrecognized compensation cost related to outstanding options was $4,942 for employees and $3,791 for non-employees and is expected to be recognized as expense over a weighted-average period of approximately 2.51 years. For the year ended December 31, 2015, the weighted-average grant date fair value per granted option was $6.64.

In March 2015, the Company granted 190,856 fully-vested ordinary shares to an executive of the Company and the Company recorded compensation expense in the amount of $842.

Share-based compensation expense for the year ended December 31, 2015 was classified in the consolidated statements of operations as follows:

Year Ended December 31, 2015
Research and development expenses	$2,268
General and administrative expenses	1,756

Total share-based compensation	$4,024

WAVE Life Sciences Ltd.

Notes to Consolidated Financial Statements

(In thousands, except for share and per share amounts)

8. LEASE ARRANGEMENTS

The Company enters into leasing arrangements for its facilities as well as certain equipment. A summary of the arrangements are as follows:

Operating Leases

In April 2015, the Company entered into a lease agreement for an office and laboratory facility in Cambridge, Massachusetts, which commenced in October 2015 with a term of 7.5 years with a five year renewal option to extend the lease. In connection with the lease, the Company issued the lessor a letter of credit in the amount of $1,000, which is recorded as restricted cash on the consolidated balance sheets at December 31, 2015.

Previously, the Company leased its corporate office space in Boston, Massachusetts under a non-cancellable operating sublease with SNBL, a related party. On September 22, 2015, the Company terminated its sublease with SNBL and exited the premises on October 2, 2015. As a result of the termination of the sublease, the Company recorded approximately $201 of additional depreciation and $91 of exit costs during the year ended December 31, 2015. In connection with the termination, the Company agreed to guarantee SNBL certain obligations of an unrelated third party who entered into a sublease agreement with SNBL effective October 2, 2015. The guarantee provides that in the event the sub-lessee does not meet its lease obligations to SNBL, the Company will make the required payments. The guarantee agreement is effective through August 2019, when the final lease payments are due, and coincides with the original expiration of the lease. The Company simultaneously entered into an indemnification agreement with the sub-lessee to indemnify the Company for any costs incurred under the guaranty made by the Company to SNBL. The maximum amount of the guarantee over the three year and six month sub-lease period is $600, exclusive of any indemnification from the sub-lessee.

Future minimum lease payments under the Company’s non-cancelable operating leases as of December 31, 2015, are as follows:

Amount
Year ending December 31:
2016	845
2017	1,030
2018	1,321
2019	1,360
Thereafter	4,711

$9,267

The Company recorded rent expense of $537, $294 and $248 for the years ended December 31, 2015, 2014 and 2013, respectively.

Capital Lease

In April 2015, the Company entered in a three year lease to acquire laboratory equipment, which has been accounted for as a capital lease. The capital asset was valued at $268 and is included in property and equipment, net, along with accumulated amortization of $27 as of December 31, 2015.

WAVE Life Sciences Ltd.

Notes to Consolidated Financial Statements

(In thousands, except for share and per share amounts)

9. COMMITMENTS AND CONTINGENCIES

Technology Licenses

Max-Planck Innovation GmbH

In June 2015, the Company entered into an agreement with Max-Planck-Innovation GmbH (“Max-Planck”) through which it obtained a co-exclusive royalty-bearing, worldwide license with the right to sublicense to certain patent rights within a patent portfolio. The Company intends to develop and commercialize diagnostic and therapeutic products based on the Company’s patent rights under this license. Max-Planck retains the right to use the intellectual property licensed under the agreement for non-commercial purposes.

The Company’s license is one of two maximum allowable co-exclusive licenses for this technology. If either license holder terminates its respective co-exclusive portion of the license, Max-Planck is obligated to grant the other party an exclusive license with substantially the same terms and conditions previously applicable to the terminated co- exclusive licensee.

The Company is permitted to sublicense its rights under the license. The license requires that the Company use commercially reasonable efforts to develop and commercialize products under the agreement, whether solely or through its affiliates and sub-licensees. In order to secure the license, the Company made an upfront payment of $50 to Max-Planck and will be required to pay annual license maintenance fees of $30 to Max-Planck in June of each year under the agreement. The Company will be required to make payments based upon regulatory milestones, including the initiation of clinical trials, and product approval milestones totaling up to $1,575 for each licensed product reaching such clinical stage. In addition to milestone payments, the Company will be required to pay royalties, calculated as a percentage of cumulative annual net sales of a licensed product.

The Company recorded the $50 up-front payment as research and development expense in its consolidated statements of operations for the year ended December 31, 2015. The agreement may be terminated by either party subject to certain conditions.

Research Collaborations

University of Oxford

In April 2015, the Company entered into a translational research collaboration agreement with The Chancellor, Masters, and Scholars of the University of Oxford (“Oxford”).

The agreement with Oxford involves characterizing the Company’s proprietary isomers in order to improve the pharmacology of oligonucleotides for the treatment of Duchenne muscular dystrophy. Under the agreement, the Company agreed to pay Oxford up to $380 to conduct specified research services for the Company’s benefit during an initial 18-month term, which may be extended by the parties.

The Company will own the results of the research conducted under the collaboration, including any potential intellectual property inventions. The agreement may be terminated by either party subject to certain conditions.

In the year ended December 31, 2015, the Company incurred and paid $208 to Oxford pursuant to the agreement, which was recorded as research and development expense in its consolidated statements of operations. The remaining $173 is due in 2016.

WAVE Life Sciences Ltd.

Notes to Consolidated Financial Statements

(In thousands, except for share and per share amounts)

The Children’s Hospital of Philadelphia

In April 2015, the Company entered into a master sponsored research agreement with The Children’s Hospital of Philadelphia (“CHOP”).

The agreement with CHOP involves characterization of the Company’s proprietary isomers for the treatment of Huntington’s disease. Under the agreement, the Company agreed to pay CHOP up to $194 to conduct research activities, on a project-by-project basis, for the Company’s benefit during a term that ends on the later of the five- year anniversary of the agreement or the date that the last research project is completed.

Subject to certain conditions, the Company has a first and exclusive option to negotiate for a revenue-bearing license, exclusive or non-exclusive at its election, under all of CHOP’s interest in and to the CHOP intellectual property and the joint intellectual property resulting from each research project performed under the agreement, provided that the Company pays all costs for the preparation, filing, prosecution and maintenance of patents or other intellectual property protection in the case of an exclusive license or its pro rata costs in the case of a non-exclusive license.

The agreement may be terminated by either party subject to certain conditions.

In the year ended December 31, 2015, the Company incurred and paid $145 to CHOP pursuant to the agreement, which was recorded as research and development expense in its consolidated statements of operations. The remaining $49 is due in 2016.

University of Dundee

In September 2015, the Company entered into a research collaboration agreement with the University of Dundee, or Dundee. The research collaboration with Dundee involves characterizing our proprietary isomers in order to improve the pharmacology of oligonucleotides for the treatment of EBS. Under the agreement, both parties are obligated to use reasonable endeavors to carry out the research project in accordance with the agreed upon research plan. Under the agreement, the Company has agreed to pay Dundee up to $0.3 million to conduct specified research services for our benefit during an initial two-year term, which may be extended by the parties. As of December 31, 2015, the Company has paid $38 to the University of Dundee pursuant to the agreement, which was recorded at research and development expense in its consolidated statement of operations.

The Company will own the results of the research conducted under the collaboration, including any potential intellectual property inventions, and may, at their own expense, elect to register and maintain any protection for the intellectual property included in or arising or derived from the results of the research, including patent applications, without payment of any additional compensation to Dundee. The agreement does not affect the respective ownership rights of any background information, intellectual property, technology, design or know-how owned by the parties that are not results of the research conducted under the collaboration. Dundee retains the right to use the results of the research for purposes of Dundee’s own internal academic teaching and other scholarly uses undertaken solely for education and academic research.

Either the Company or Dundee may terminate the research collaboration in the event of the other party’s breach of the agreement, if such breach is capable of cure, but remains uncured after 60 days of receiving written notice of such breach, or upon the occurrence of certain bankruptcy events.

WAVE Life Sciences Ltd.

Notes to Consolidated Financial Statements

(In thousands, except for share and per share amounts)

Unasserted Claims

In the ordinary course of business, the Company may be subject to legal proceedings, claims and litigation as the Company operates in an industry susceptible to patent legal claims. The Company accounts for estimated losses with respect to legal proceedings and claims when such losses are probable and estimable. Legal costs associated with these matters are expensed when incurred. The Company is not currently a party to any legal proceedings.

10. NET LOSS PER ORDINARY SHARE

Basic loss per share is computed by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares used in computing net loss per share attributable to ordinary shareholders:

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net loss attributable to ordinary shareholders	$(19,200)	$(5,229)	$(3,318)

Denominator:
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders–basic and diluted	10,501,455	3,911,556	1,743,014

Net loss per share, basic and diluted	$(1.83)	$(1.34)	$(1.90)

The Company’s potentially dilutive shares, which include outstanding share options to purchase ordinary shares, are considered to be ordinary share equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following potential ordinary shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2015	2014	2013
Options to purchase ordinary shares	2,215,342	—	—
Series A preferred shares	3,901,348	3,901,348	1,536,209

	6,116,690	3,901,348	1,536,209

11. INCOME TAXES

The components of loss before income taxes were as follows:

	Year Ended December 31,
	2015	2014	2013
Singapore	$(16,534)	$(4,542)	$(2,973)
Rest of world	(2,622)	(603)	(675)

Loss before income taxes	$(19,156)	$(5,145)	$(3,648)

WAVE Life Sciences Ltd.

Notes to Consolidated Financial Statements

(In thousands, except for share and per share amounts)

During the year ended December 31, 2015, the Company recorded a tax provision of $44 which is a result of changes in the United States valuation allowance during the period. During the year ended December 31, 2014, the Company recorded a provision for income taxes of $84 due to income taxed in the United States. During the year ended December 31, 2013, the Company recorded a benefit for income taxes of $330 which is a result of changes in the United States valuation allowance during the period.

During the years ended December 31, 2015, 2014 and 2013, the Company recorded no income tax benefits for the net operating losses incurred in Japan and Singapore, due to its uncertainty of realizing a benefit from those items.

The deferred components of the benefit (provision) for income taxes were as follows:

	Year Ended December 31,
	2015	2014	2013
Current tax benefit (provision):
Singapore taxes	$—	$—	$—
Rest of world taxes	(8)	—	—

Total current benefit (provision) income taxes	$(8)	$—	$—

Deferred tax benefit (provision):
Singapore taxes	$—	$—	$—
Rest of world taxes	(36)	(84)	330

Total deferred benefit (provision) income taxes	$(36)	$(84)	$330

Total benefit (provision) income taxes	$(44)	$(84)	$330

A reconciliation of the Singapore statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Singapore statutory income tax rate	17.0%	17.0%	17.0%
Research and development tax credits	2.3	2.2	4.1
Permanent differences	5.5	—	(1.4)
Foreign exchange loss	—	2.0	0.8
Changes in reserves for uncertain tax positions	(1.2)	(2.2)	(2.1)
Foreign rate differential	1.2	4.5	3.9
Tax rate change	0.2	—	—
Change in deferred tax asset valuation allowance	(25.2)	(25.1)	(13.3)

Effective income tax rate	(0.2)%	(1.6)%	9.0%

WAVE Life Sciences Ltd.

Notes to Consolidated Financial Statements

(In thousands, except for share and per share amounts)

The components of the Company’s deferred tax assets as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$7,037	$1,298
Research and development credits	460	384
Accrued expenses	58	63
Stock compensation	218	—
Deferred expenses	—	1,295
Other	149	94

	7,922	3,134
Valuation allowance	(7,466)	(2,658)

Total deferred tax assets	456	476
Depreciation	(246)	(230)

Total deferred tax liability	(246)	(230)

Net deferred tax asset (liability)	$210	$246

A roll-forward of the valuation allowance for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$2,658	$1,534	$1,209
Increase in valuation allowance	4,818	1,292	864
Reversal of valuation allowance	—	—	(379)
Effect of foreign currency translation	(10)	(168)	(160)

Balance at end of year	$7,466	$2,658	$1,534

As of December 31, 2015 and 2014, the Company has net operating loss carryforwards in the United States of $1,837 and $2,115, respectively, available to offset future U.S. federal taxable income and approximately $1,871 and $2,365, respectively, available to reduce future state taxable income. The U.S. federal and state net operating losses begin to expire in 2030. As of December 31, 2015 and 2014, the Company also has United States research and development credit carryforwards of approximately $674 and $367, respectively, available to offset future U.S. federal income taxes and approximately $400 and $204, respectively, available to offset future state income taxes. The U.S. federal and state research and development credits will begin to expire in 2030 and 2025, respectively.

As of December 31, 2015 and 2014, the Company has net operating loss carryforwards in Japan of $4,316 and $3,535, respectively, which may be available to offset future income tax liabilities and begin to expire in 2015.

As of December 31, 2015 and 2014, the Company has net operating loss carryforwards in Singapore of $31,843 and $0, respectively, which may be available to offset future income tax liabilities and can be carried forward indefinitely.

WAVE Life Sciences Ltd.

Notes to Consolidated Financial Statements

(In thousands, except for share and per share amounts)

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets in Japan and Singapore. Accordingly, a full valuation allowance has been established against those deferred tax assets as of December 31, 2015 and 2014. The valuation allowance increased by approximately $4,818 in 2015, $1,292 in 2014 and $864 in 2013 primarily as a result of operating losses generated with no corresponding financial statement benefit. The Company may release this valuation allowance when management determines that it is more likely than not that the deferred tax assets will be realized. Any release of valuation allowance will be recorded as a tax benefit increasing net income.

At December 31, 2013, the Company determined that it was more likely than not that the Company would be able to realize the majority of the United States deferred tax assets primarily related to United States federal research and development credits, as a result of the research services agreement established between Singapore and the United States in 2013, which results in marginal profitability in the United States in 2013 and for the foreseeable future. Accordingly, the Company reversed $379 of its valuation allowance on United States federal and state deferred tax assets in 2013.

The Company’s reserves related to taxes and its accounting for uncertain tax positions are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more-likely-than-not to be realized following resolution of any potential contingencies present related to the tax benefit.

A summary of activity in the Company’s unrecognized tax benefits is as follows:

	2015	2014	2013
Unrecognized tax benefit during the year	$1,025	$901	$815
Tax positions related to the current year	255	124	86

Unrecognized tax benefit end of year	$1,280	$1,025	$901

As of December 31, 2015, 2014 and 2013, the total amount of gross unrecognized tax benefits in the United States, which excludes interest and penalties, was $1,280, $1,025 and $901, respectively. At December 31, 2015, $997 million of the net unrecognized tax benefits, respectively, would affect the Company’s annual effective tax rate if recognized.

As discussed in Note 2, the Company early adopted ASU 2013-11 and therefore unrecognized tax benefits related to net operating losses are netted against the related deferred tax asset. The Company believes it is reasonably possible that approximately $700 of its unrecognized tax benefits may decrease by the end of 2016 as a result of the Company’s intention to amend its tax filings for transfer pricing in prior years. The impact of the reversal of the uncertain tax benefit will reduce the net operating loss carryforwards in the United States.

The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions, and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by various taxing authorities in the

WAVE Life Sciences Ltd.

Notes to Consolidated Financial Statements

(In thousands, except for share and per share amounts)

United States, Japan, and Singapore. There are currently no pending income tax examinations. Tax years from 2012 to the present are still open to examination in the United States, from 2008 to the present in Japan, and from 2012 to the present in Singapore. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period.

As of December 31, 2015 and 2014, $24 and $484, respectively, of cash was held by the subsidiaries outside of Singapore. The Company does not provide for Singapore income tax or foreign withholding taxes on foreign unrepatriated earnings, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries. If the Company decides to change this assertion in the future to repatriate any additional foreign earnings, the Company may be required to accrue and pay taxes. Because of the complexity of Singapore and foreign tax rules applicable to the distribution of earnings from foreign subsidiaries to Singapore, the determination of the unrecognized deferred tax liability on these earnings is not practicable.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards in the United States may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the shares of a corporation by more than 50% over a three-year period. The Company has completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since its formation. The results of this study indicated that the Company experienced ownership changes as defined by Section 382 of the Code. The limitations will not have a material impact on the Company’s ability to utilize its research and development credit carryforwards to offset future tax liabilities.

12. EMPLOYEE BENEFIT PLANS

In 2013, the Company adopted a 401(k) retirement and savings plan (the “401(k) Plan”) covering all U.S.-based employees. The 401(k) Plan allows employees to make pre-tax contributions up to the maximum allowable amount set by the IRS. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. The Company did not make contributions to the 401(k) Plan during the years ended December 2015, 2014, and 2013.

The Company has a J401(k) defined contribution pension plan covering all Japan-based permanent employees that was adopted in 2010. The J401(k) defined contribution pension plan allows the Company to make pre-tax contributions up to the maximum allowable amount set by the chief officer of the Kyushu Regional Bureau of Health and Welfare’s approval and company’s wage regulation. Under the J401(k) defined contribution pension plan, the Company may make discretionary contributions as approved by the Board of Directors. The Company has made contributions of $7 through December 31, 2015.

13. RELATED PARTIES

The Company had the following related party transactions for the periods presented in the accompanying consolidated financial statements, which have not otherwise been discussed in these notes to the consolidated financial statements:

•	The Company had cash of $115 and $17 at December 31, 2015 and 2014, respectively, in depository accounts with one of its investors, who became an investor in February 2014.

WAVE Life Sciences Ltd.

Notes to Consolidated Financial Statements

(In thousands, except for share and per share amounts)

•	The Company made payments for lease rentals in the amount of $178 and $214 to SNBL, a related party, for the years ended December 31, 2015 and 2014, respectively.

•	Pursuant to the terms of a service agreement previously held with SNBL, a related party, the Company paid SNBL $119, $71, and $245 in the years ended December 31, 2015, 2014 and 2013, respectively, for accounting and administrative services provided to the Company and its affiliates.

•	In 2012, the Company entered into a consulting agreement with a shareholder for services in the capacity as a scientific advisor. The consulting agreement does not have a certain term and may be terminated by either party upon 14 days’ prior written notice. The Company pays the shareholder $13 per month and reimbursement for certain expenses.

•	The Company also has an informal consulting arrangement with a shareholder in the amount of 250 Japanese yen, or $2, per month, plus reimbursement of certain expenses, for scientific advisory services.

14. GEOGRAPHIC DATA

The Company’s long-lived assets consist of property and equipment and are located in the following geographical areas:

	Year ended December 31,
	2015	2014	2013
Asia	$578	$745	$777
United States	2,211	524	607

Total long-lived assets	$2,789	$1,269	$1,384

15. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly results from operations for the years ended December 31, 2015 and 2014 are as follows:

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$26	$126	$—	$—
Operating expenses	3,491	3,755	4,990	7,214
Net loss	(3,465)	(3,700)	(4,936)	(7,099)
Basic and diluted net loss per ordinary share	$(0.42)	$(0.40)	$(0.54)	$(0.46)

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$—	$—	$—	$—
Operating expenses	968	1,292	1,354	1,780
Net loss	(400)	(1,717)	(1,363)	(1,749)
Basic and diluted net loss per ordinary share	$(0.14)	$(0.40)	$(0.32)	$(0.41)