Form 10-K/A
period 2015-12-31
Wave Life Sciences Ltd.
filed 2016-04-29
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of outstanding ordinary shares of the registrant as of April 15, 2016 was 21,551,423.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of WAVE Life Sciences Ltd. (the “Company,” “we,” “our,” “us” or “WAVE”) for the fiscal year ended December 31, 2015, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016 (the “Original 10-K”). The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was intentionally omitted from Part III of the Original 10-K. In addition, this Amendment amends Item 15 of Part IV of the Original 10-K to update the exhibit list and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the dates described in the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original 10-K, as information in such filings may update or supersede certain information contained in this Amendment. As used in this Amendment, unless otherwise stated or the context otherwise indicates, references to “WAVE,” the “Company,” “we,” “our,” “us” or similar terms refer to WAVE Life Sciences Ltd. and our wholly owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains forward-looking statements that involve substantial risks and uncertainties. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Amendment, such statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about our ability to fund our working capital requirements; our success, cost and timing of our product development activities and future clinical trials; the timing of and our ability to obtain and maintain regulatory approvals for any of our product candidates; our ability to identify and develop new product candidates; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy; our use of proceeds from our initial public offering; our ability to develop sales and marketing capabilities; our estimates regarding future expenses and needs for additional financing; our ability to identify, recruit and retain key personnel; our financial performance; and developments and projections relating to our competitors in the industry. You should refer to the “Risk Factors” section in the Original 10-K and in our other filings with the Securities and Exchange Commission for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure that the forward-looking statements in this Amendment will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, these statements should not be regarded as representations or warranties by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

i

EMERGING GROWTH COMPANY—SCALED DISCLOSURE

We are an “emerging growth company,” as defined under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include reduced disclosure about our executive compensation arrangements; exemptions from the requirements to obtain a non-binding advisory vote on executive compensation or a stockholder approval of any golden parachute arrangements; and an exemption from compliance with the auditor attestation requirement on the effectiveness of our internal control over financial reporting.

We intend to take advantage of certain of the exemptions provided under the JOBS Act. We may continue to take advantage of exemptions under the JOBS Act until the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1 billion in annual revenues, we have more than $700 million in market value of our shares held by non-affiliates, or we issue more than $1 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced disclosure requirements. We have taken advantage of these reduced disclosure requirements in this Amendment, and may continue to do so in future filings. Therefore, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

ii

WAVE LIFE SCIENCES LTD.

FORM 10-K/A

iii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors

Pursuant to our Constitution, there is no maximum number of directors that may hold office at any time. Our Board currently consists of seven members and each of our directors is elected annually.

Set forth below are the names of our directors, their ages as of April 15, 2016, their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. Additionally, information about the specific experience, qualifications, attributes or skills that led to our Board of Directors’ conclusion at the time of filing of this Amendment that each person listed below should serve as a director is set forth below:

Name	Age	Position/Title
Paul B. Bolno, M.D.	42	President, Chief Executive Officer and Director
Gregory L. Verdine, Ph.D.	56	Chairman of the Board of Directors
Peter Kolchinsky, Ph.D.	39	Director
Koji Miura	67	Director
Ken Takanashi	51	Director
Masaharu Tanaka	63	Director
Takeshi Wada, Ph.D.	54	Director

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board has determined that the following members of the Board are “independent directors” as defined by the NASDAQ Stock Market: Drs. Kolchinsky and Wada and Messrs. Miura, Takanashi and Tanaka.

Paul B. Bolno, M.D. has served as our President and Chief Executive Officer and as a director since December 2013. Prior to joining us, he served at GlaxoSmithKline from 2009 to 2013 in various roles, including Vice President, Worldwide Business Development—Head of Asia BD and Investments, Head of Global Neuroscience BD, a director of Glaxo Welcome Manufacturing, Pte. Ltd. in Singapore and Vice President, Business Development for the Oncology Business Unit, where he helped establish GlaxoSmithKline’s global oncology business and served as a member of the Oncology Executive Team, Oncology Commercial Board and Cancer Research Executive Team. Prior to GlaxoSmithKline, he served as director of Research at Two River LLC, a health care private equity firm from 2004 to 2009. Dr. Bolno earned a medical degree from MCP-Hahnemann School of Medicine and an M.B.A. from Drexel University. He was a general surgery resident and cardiothoracic surgery postdoctoral research fellow at Drexel University College of Medicine. We believe that Dr. Bolno’s experience serving as our President and Chief Executive Officer and a member of our Board of Directors and his experience leading biopharmaceutical companies qualify him to serve on our Board of Directors.

Gregory L. Verdine, Ph.D., is one of our founders and has served as a director and Chairman of the Board of Directors since July 2013. He was our President, Chief Executive Officer and Chief Scientific Officer from our inception through December 2013. Since 1989, Dr. Verdine has served as the Erving Professor of Chemistry in the Department of Stem Cell and Regenerative Biology and Department of Chemistry and Chemical Biology at Harvard University and Harvard Medical School. Dr. Verdine is a director of Gloucester Marine Genomics Institute, which he co-founded in 2013. He is the co-founder of Fog Pharmaceuticals Inc. and serves as its President, Chief Executive Officer and Chief Scientific Officer. He is also the founder of Warp Drive Bio and has served in various roles, from Chief Scientific Officer to Chief Executive Officer, from the company’s inception in 2012 until April 2016; he remains a director of the company. Dr. Verdine founded Enanta Pharmaceuticals and served as a director of the company from 1990 through its successful initial public offering in 2013. He is a Venture Partner at WuXi Healthcare Ventures and a TRUST Member of Third Rock Ventures, the founder, President and Chief Executive Officer of Verdyne Partners LLC and a Senior Advisor of Shin Nippon Biomedical Laboratories Ltd. Dr. Verdine is also the co-founder of Eleven Biotherapeutics, Tokai Therapeutics, Aileron Therapeutics and Gloucester Pharmaceuticals (acquired by Celgene in 2010). He has also served as a director of the Chemical Biology Initiative and the Program in Cancer Chemical Biology at the Dana-Farber Cancer Institute. Dr. Verdine received his Ph.D. in Chemistry from Columbia University and completed postdoctoral work in Molecular Biology at the Massachusetts Institute of Technology and Harvard Medical School. We believe he is qualified to serve on our Board of Directors because of his expertise and deep knowledge of our company, its technology and our industry and his long track record of creating and advising successful biopharmaceuticals companies.

Peter Kolchinsky, Ph.D. has served as a director since January 2015. Dr. Kolchinsky is a founder, Managing Director and Portfolio Manager of RA Capital Management, LLC, a crossover fund manager which is dedicated to evidence-based investing in healthcare and life science companies, where he has worked since 2001. RA Capital Management, LLC is the general partner of RA Capital Healthcare Fund, L.P. He serves as a member of the board of directors of Dicerna Pharmaceuticals as well as a number of private companies. Dr. Kolchinsky authored “Entrepreneur’s Guide to a Biotech Startup,” serves on the board of the American Fertility Association and served on the Board of Global Science and Technology for the National Academics of Sciences from 2009 to 2012. Dr. Kolchinsky earned his Ph.D. in virology from Harvard University and earned his bachelor’s degree in Biology from Cornell University. We believe Dr. Kolchinsky is qualified to serve on our Board of Directors because of his business experience including his experience as an institutional investor and his experience serving on the boards of various healthcare and life science companies.

Koji Miura has served as a director since October 2012. Mr. Miura is the founder and Managing Director of Miura & Associates Management Consultants Pte. Ltd. and serves on the boards of directors of Azeus Systems Holdings Ltd., Evolutional Material Pte. Ltd., Marine Tec Tachibana Pte. Ltd., Matsuura Singapore Pte. Ltd., Mercury Investment Holding Pte. Ltd., Richway Intelligence Trading & Technology Pte. Ltd., Sunmoon Pte. Ltd., Triple Farm Singapore Pte. Ltd. and WithArt Pte. Ltd. Mr. Miura holds a bachelor’s degree in Business Administration from the University of Aoyama Gakuin, Tokyo, Japan. We believe he is qualified to serve on our Board of Directors because of his broad business experience including his diverse background serving on the board of directors of various companies, both private and publicly-held, across multiple industries.

Ken Takanashi has served as a director since July 2012. Since 2002, Mr. Takanashi has served in various executive management and director roles at Shin Nippon Biomedical Laboratories Ltd., or SNBL, and its affiliates and currently serves as its Senior Management Director, Overseas Business Division. Mr. Takanashi was the Chief Financial Officer of SNBL USA, Ltd., a subsidiary of Shin Nippon Biomedical Laboratories, from 2012 to 2014. Mr. Takanashi earned an M.B.A. from the University of Warwick and received his bachelor’s degree from the University of Tokyo and is a Chartered Public Accountant. We believe he is qualified to serve on our Board of Directors because of his extensive experience leading research and development for biopharmaceutical companies and his business, financial and accounting credentials.

Masaharu Tanaka has served as a director since August 2014. Mr. Tanaka is the President of Kagoshima Development Co. Ltd., the general partner of Kagoshima Shinsangyo Sousei Investment Limited Partnership, or KSS. From 2013 to 2014, he was a Managing Director of the Kagoshima Lease Co. Ltd. and from 2007 to 2013, he served as the Auditing Officer of the Kagoshima Bank, Ltd. Mr. Tanaka earned his bachelor’s degree in Commercial Science from Seinan Gakuin University. We believe Mr. Tanaka is qualified to serve on our Board of Directors because of his broad business experience and deep financial experience as a venture capitalist and banker.

Takeshi Wada, Ph.D., is one of our founders and has served as a director since July 2013. Dr. Wada is a Professor at the Tokyo University of Science. From 1999 to 2014, Dr. Wada was an Associate Professor in the Graduate School of Frontier Sciences at The University of Tokyo and previously was an Assistant Professor in the Department of Life Science at Tokyo Institute of Technology. Dr. Wada earned his Ph.D. from Tokyo Institute of Technology Interdisciplinary Graduate School of Science and Engineering Department of Life Chemistry. He earned his master’s degree from the Tokyo Institute of Technology and completed his undergraduate studies at Tokyo University of Science Department of Applied Chemistry. We believe he is qualified to serve on our Board of Directors because of his extensive experience in biopharmaceutical research.

Pursuant to the Singapore Companies Act, Chapter 50 (the “Singapore Companies Act”) and our Constitution, our Board must have at least one director who is ordinarily resident in Singapore. Mr. Miura is our Singapore resident director.

Committees of the Board of Directors and Meetings

Meeting Attendance. During the fiscal year ended December 31, 2015, there were six meetings of our Board of Directors, and the various committees of the Board met a total of three times. No director attended fewer than 75% of the total number of meetings of the Board and of committees of the Board on which he served during fiscal 2015, except for Dr. Verdine, who attended four of the meetings of the Board held during fiscal 2015, Mr. Tanaka, who attended four of the meetings of the Board and committees of the Board held during 2015, and Mr. Miura, who attended none of the meetings of the Board held during 2015. The Board has adopted a policy under which each member of the Board has agreed to make reasonable efforts to attend each annual general meeting of our shareholders.

Audit Committee. Our Audit Committee met once during the fiscal year ended December 31, 2015, as it was formed in connection with our initial public offering, which closed in November 2015. Prior to that time, certain members of our Board of Directors carried out the roles and responsibilities of our later-formed Audit Committee in connection with the audits of the fiscal years ended December 31, 2013 and 2014, the quarterly reviews for the fiscal quarters ended March 31, 2015 and June 30, 2015 and our initial public offering, and these members held several meetings for such purposes. Our Audit Committee currently has three members: Mr. Takanashi (Chairman) and Messrs. Miura and Tanaka. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the responsibility to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits.

Messrs. Miura and Tanaka satisfy the current independence standards promulgated by the SEC and by the NASDAQ Stock Market, as such standards apply specifically to members of audit committees. Mr. Takanashi is not considered an independent director under Rule 10A-3 of the Exchange Act in connection with his service on the Audit Committee. The Board has determined that each member of the Audit Committee meets the financial literacy requirements of the NASDAQ Stock Market Rules and that Mr. Takanashi qualifies an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K.

A copy of the Audit Committee’s written charter is publicly available on our website at www.wavelifesciences.com.

Compensation Committee. Our Compensation Committee met once during the fiscal year ended December 31, 2015, as it was formed in connection with our initial public offering, which closed in November 2015. The Compensation Committee currently has two members: Dr. Kolchinsky (Chairman) and Mr. Takanashi. Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and includes reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our 2014 Equity Incentive Plan. The Compensation Committee is responsible for determining the compensation of our executive officers.

Each member of the Compensation Committee qualifies as independent under the definition promulgated by the NASDAQ Stock Market.

A copy of the Compensation Committee’s written charter is publicly available on our website at www.wavelifesciences.com.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee met once during the fiscal year ended December 31, 2015, as it was formed in connection with our initial public offering, which closed in November 2015. The Nominating and Corporate Governance Committee has two members: Mr. Takanashi (Chairman) and Dr. Kolchinsky. The Nominating and Corporate Governance Committee’s role and responsibilities are set forth in the Nominating and Corporate Governance Committee’s written charter and include evaluating and making recommendations to the full Board as to the size and composition of the Board and its committees, evaluating and making recommendations as to potential candidates, and evaluating current Board members’ performance.

All members of the Nominating and Corporate Governance Committee qualify as independent under the definition promulgated by the NASDAQ Stock Market.

The Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to serve as directors, consistent with criteria approved by the Board, and recommending the persons to be nominated for election as directors, except where we are legally required by contract, law or otherwise to provide third parties with the right to nominate.

The process followed by the Nominating and Corporate Governance Committee to identify and evaluate director candidates includes requests to Board members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the committee and the Board. The qualifications, qualities and skills that the committee believes must be met by a committee-recommended nominee for a position on our Board of Directors are as follows:

•	Nominees should have a reputation for integrity, honesty and adherence to high ethical standards.

•	Nominees should have demonstrated business acumen, experience and ability to exercise sound judgments in matters that relate to the Company’s current and long-term objectives and should be willing and able to contribute positively to the Company’s decision-making process.

•	Nominees should have a commitment to understand the Company and its industry and to regularly attend and participate in meetings of the Board and its committees.

•	Nominees should have the interest and ability to understand the sometimes conflicting interests of our various constituencies, which include shareholders, employees, customers, governmental units, creditors and the general public, and to act in the interests of all shareholders.

•	Nominees should not have, nor appear to have, a conflict of interest that would impair the nominee’s ability to represent the interests of all of our shareholders and to fulfill the responsibilities of a director.

•	Nominees shall not be discriminated against on the basis of race, religion, national origin, sex, sexual orientation, disability or any other basis proscribed by law. The value of diversity on the Board is considered.

•	Nominees should normally be able to serve for at least five years before reaching the age of 70.

The Nominating and Corporate Governance Committee considers issues of diversity among its members in identifying and considering nominees for director, and strives where appropriate to achieve a diverse balance of backgrounds, perspectives, experience, age, gender, ethnicity and country of citizenship on the Board and its committees.

A copy of the Nominating and Corporate Governance Committee’s written charter is publicly available on our website at www.wavelifesciences.com.

Procedures by which Shareholders may Nominate Directors

The Nominating and Corporate Governance Committee shall review and evaluate information available to it regarding candidates proposed by shareholders and shall apply the same criteria, and shall follow substantially the same process in considering them, as it does in considering other candidates. The factors generally considered by the Nominating and Corporate Governance Committee are set out in our Corporate Governance Guidelines, which are publicly available on the “Investors & Media” section of our website at http://ir.wavelifesciences.com/ under the heading “Corporate Governance”. If a shareholder wishes to nominate a candidate to be considered for election as a director at the 2017 Annual General Meeting of Shareholders, it must comply with the procedures set forth in our Constitution and give timely notice of the nomination in writing to our General Counsel not less than 45 days prior to the date that is one year from the date on which we first mail our proxy statement relating to our 2016 Annual General Meeting of Shareholders. All shareholder proposals should be marked for the attention of General Counsel, WAVE Life Sciences Ltd., 733 Concord Avenue, Cambridge, MA 02138.

Compensation Committee Interlocks and Insider Participation.

During 2015, the members of our Compensation Committee were Mr. Takanashi and Dr. Kolchinsky. Dr. Kolchinsky is the managing member of RA Capital Management, LLC, the general partner of RA Capital Healthcare Fund, L.P., one of our shareholders. Mr. Takanashi is a director and executive officer of Shin Nippon Biomedical Laboratories Ltd. and its affiliates, one of our shareholders. We have entered into certain transactions with affiliates of RA Capital Healthcare Fund, L.P. and Shin Nippon Biomedical Laboratories Ltd., as further described under “Certain Relationships and Related Transactions” below.

No officer or employee has served as a member of the Compensation Committee. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Risk Oversight

Our Board of Directors oversees the risk management activities designed and implemented by our management. Our Board of Directors executes its oversight responsibility for risk management both directly and through its committees. Our Board of Directors also considers specific risk topics, including risks associated with our strategic plan, business operations and capital structure. In addition, our Board of Directors receives detailed regular reports from members of our management team and other personnel that include assessments and potential mitigation of the risks and exposures involved with their respective areas of responsibility.

Our Board of Directors may delegate to the Audit Committee oversight of our risk management process. Our other Board committees will also consider and address risk as they perform their respective committee responsibilities. All committees report to the full Board of Directors as appropriate, including when a matter rises to the level of a material or enterprise level risk.

Familial Relationships

There are no familial relationships between any of our executive officers and directors.

Board Leadership Structure and Role in Risk Oversight

The positions of Chairman of the Board and Chief Executive Officer are presently separated at the Company. We believe that separating these positions allows our Chief Executive Officer to focus on our day-to-day business, while allowing our Chairman of the Board to lead the Board of Directors in its fundamental role of providing advice to, and independent oversight of, management. Our Board of Directors recognizes the time, effort and energy that the Chief Executive Officer is required to devote to his position in the current business environment, as well as the commitment required to serve as our Chairman, particularly as the Board of Directors’ oversight responsibilities continue to grow. Our Board of Directors also believes that this structure ensures a greater role for the independent directors in the oversight of our Company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our Board of Directors. The Board retains the authority to modify this leadership structure as and when appropriate to best address the Company’s unique circumstances at any given time and to serve the best interests of our shareholders.

Our Board administers its risk oversight function directly and through its committees. The Audit Committee receives regular reports from members of senior management on areas of material risk to the Company, including operational, financial, legal, regulatory, strategic and reputational risks. As part of its charter, our Audit Committee regularly discusses with management our major risk exposures, their potential financial impact on our Company and the steps we take to manage them. Our Compensation Committee assists the Board in fulfilling its oversight responsibilities with respect to the management and risks arising from our compensation policies and programs. Our Nominating and Corporate Governance Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks associated with Board organization, membership and structure, succession planning for our directors and executive officers and corporate governance.

Shareholder Communications to the Board

Generally, shareholders who have questions or concerns or who wish to address questions regarding our business directly with the Board of Directors, or any individual director, should direct his or her questions in writing to IR@wavelifesci.com. Communications will be distributed to the Board, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communications. Items that are unrelated to the duties and responsibilities of the Board may be excluded, such as junk mail and mass mailings, resumes and other forms of job inquiries, surveys and solicitations or advertisements. In addition, any material that is unduly hostile, threatening, or illegal in nature may be excluded, provided that any communication that is filtered out will be made available to any outside director upon request.

Executive Officers

Set forth below is information as of April 15, 2016 regarding our executive officers who are not also directors.

Name	Age	Title
Christopher Francis, Ph.D.	38	Vice President, Head of Business Development
Roberto Guerciolini, M.D.	62	Senior Vice President, Head of Early Development
Kyle Moran	45	Vice President, Head of Finance
Chandra Vargeese, Ph.D.	54	Senior Vice President, Head of Drug Discovery

Christopher Francis, Ph.D. has served as our Vice President, Head of Business Development since April 2014. Prior to joining us, Dr. Francis held senior operational, strategic and business development roles within GlaxoSmithKline Oncology from 2009 to 2014 and was a member of the team that established GlaxoSmithKline’s Rare Disease Unit. Before GlaxoSmithKline, Dr. Francis was a health care private equity associate at Two River LLC from 2008 to 2009. He began his career in pharmaceutical pricing and reimbursement consulting at IMS Health. Dr. Francis earned undergraduate and graduate degrees in Biochemistry and Molecular Biology from the University of Melbourne and was a doctoral research associate at the University of Cambridge.

Roberto Guerciolini, M.D. has served as our Senior Vice President, Head of Early Development since March 2015. Dr. Guerciolini was Vice President, Emerging Business Unit at Shire AG from 2011 to 2014. He was

Senior Vice President of Pharmaceutical Development at Dicerna Pharmaceuticals, Inc., a company he co-founded, from 2007 to 2011. From 2004 to 2007 he served as Chief Medical Officer of Sirna Therapeutics, which was acquired by Merck & Co. in 2006. Dr. Guerciolini also previously served as Senior Director of Experimental Medicine at Millennium Pharmaceuticals, as well as in clinical development roles at Hoffmann-La Roche and Schering-Plough Inc. Dr. Guerciolini received his medical degree and board certification in Internal Medicine from the University of Perugia Medical School in Italy. He completed a postdoctoral fellowship in Clinical Pharmacology at the Mayo Clinic and is certified by the American Board of Clinical Pharmacology. Dr. Guerciolini additionally earned an executive M.B.A. from the Haas School of Business, University of California, Berkeley.

Kyle Moran has served as our Vice President, Head of Finance since July 2014. Prior to joining us, Mr. Moran served as Chief Financial Officer and Chief Operating Officer of Veroha, Inc., an information assurance software company focused on electronic notary solutions, from 2010 to 2014. He was also a founding partner of Context Financial Services, LLC, a boutique consulting firm that provided interim CFO-services to start-up and middle market companies undergoing rapid expansion or needing expert financial counsel and worked there from 2006 to 2014. In addition, Mr. Moran held senior operational and financial roles at leading global financial services firms, including Zurich Scudder Investments, JPMorgan Chase and Putnam Investments. Mr. Moran holds a bachelor’s degree in Economics from Boston College and attended the Lemberg Master’s Program in International Economics and Finance at Brandeis University. Mr. Moran is a Chartered Financial Analyst.

Chandra Vargeese, Ph.D. has served as our Senior Vice President, Head of Drug Discovery since August 2014. Before joining us, Dr. Vargeese served as Novartis’ Executive Director and Head of RNA Chemistry and Delivery, a position she held from 2008 to 2014. Prior to joining Novartis, Dr. Vargeese led siRNA delivery in the RNA Therapeutics division at Merck & Co., where she served as Senior Director and Head of RNA Chemistry and Delivery. Dr. Vargeese joined Merck through its acquisition of Sirna Therapeutics, where she was Vice President of Chemistry. Before Sirna, Dr. Vargeese served as Associate Director of Chemistry at NeXstar Pharmaceuticals and is the co-inventor of Macugen (pegaptanib), an approved therapy for treating wet AMD. Dr. Vargeese earned a Ph.D. in Organic Chemistry at the Indian Institute of Science, Bangalore, India and completed post-doctoral work at the University of Rhode Island.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Our records reflect that all reports that were required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a code of business conduct and ethics that applies to all of our employees. The text of the code of conduct and ethics is posted on our website at www.wavelifesciences.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K filed with the SEC within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of the NASDAQ Stock Market.

Item 11.	Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the total compensation paid or accrued during the last two fiscal years ended December 31, 2015 and 2014 to our President and Chief Executive Officer and our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2015 and were serving as executive officers as of such date.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Paul Bolno, M.D.	2015	450,000	112,500	841,986	1,744,232	112,500	397	3,261,615
President and Chief Executive Officer	2014	450,000	—	—	—	112,500	71	562,571
Christopher Francis, Ph.D.	2015	185,000	46,250	—	470,729	46,250	397	748,626
Vice President, Head of Business Development	2014	131,042	—	—	—	29,671	50	160,763
Chandra Vargeese, Ph.D.	2015	285,000	71,250	—	710,425	71,250	397	1,138,322
Senior Vice President, Head of Drug Discovery	2014	118,750	—	—	—	32,945	29	151,724

(1)	Amount represents the aggregate grant date fair value for the stock award identified, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
(2)	Amounts represent the aggregate grant date fair value for the option awards identified, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
(3)	Amounts reflect the value of annual premiums paid by us with respect to a life insurance policy for the benefit of the named executive officer.

Narrative to Summary Compensation Table

As a private company, our Board of Directors determined the compensation of our executive officers. Since we became a public company and established our Compensation Committee, this committee now reviews and discusses our executive officers’ proposed compensation with the Chief Executive Officer for all executives other than the Chief Executive Officer. The Chief Executive Officer’s compensation is determined by the Compensation Committee without input from the Chief Executive Officer.

Employment Agreements

Paul Bolno, M.D. In December 2013, we entered into an employment agreement with Dr. Bolno pursuant to which he serves as our President and Chief Executive Officer. Dr. Bolno’s initial annual base salary was $450,000 and he initially had the opportunity to earn an annual performance bonus of up to 25% of his annual base salary, subject to the achievement of annual performance milestones defined by our Board of Directors in its sole discretion. In March 2016, Dr. Bolno’s annual base salary was increased effective as of January 1, 2016 to $490,000 and his annual target bonus percentage for his 2016 bonus was increased to 50%.

Dr. Bolno is also entitled to certain benefits in connection with a termination of his employment or a change of control, which are discussed below under “—Potential Payments upon Termination or Change of Control.”

Christopher Francis, Ph.D. In March 2014, we entered into an offer letter agreement with Dr. Francis pursuant to which he serves as our Vice President, Business Development. Dr. Francis’ initial annual base salary was $185,000 and he initially had the opportunity to earn an annual performance bonus of up to 25% of his annual base salary, subject to the achievement of annual performance milestones defined by our Board of Directors in its sole discretion. In connection with this agreement, Dr. Francis was granted options to purchase 146,976 of our ordinary shares in March 2015. In December 2015, Dr. Francis’ annual base salary was increased effective as of January 1, 2016 to $275,000, and in March 2016, his annual target bonus percentage for his 2016 bonus was increased to 35%.

Chandra Vargeese, Ph.D. In July 2014, we entered into an offer letter agreement with Dr. Vargeese pursuant to which she serves as our Senior Vice President, Head of Drug Discovery. Dr. Vargeese’s initial annual base salary was $285,000 and she initially had the opportunity to earn an annual performance bonus of up to 25% of her annual base salary, subject to on the achievement of annual performance milestones defined by our Board of Directors in its sole discretion. In connection with this agreement, Dr. Vargeese was granted options to purchase 220,464 of our ordinary shares in March 2015 and received a signing bonus of $15,000 in August 2015. In March 2016, Dr. Vargeese’s annual base salary was increased effective as of January 1, 2016 to $315,000 and her annual target bonus percentage for her 2016 bonus was increased to 35%.

As a condition of their employment, each of our named executive officers has entered into a non-competition and non-solicitation agreement pursuant to which he or she has agreed not to compete with us for a period of 12 months after the termination of his or her employment. All agreements generally provide for at-will employment and that our named executive officers are eligible to participate in employee benefit plans of general applicability to other senior executives, which we maintain from time to time.

Non-Equity Incentive Plan Compensation

Pursuant to the terms of the named executive officer’s employment agreement or offer letter, each named executive officer is eligible to receive an annual bonus award of up to 25% of the executive officer’s annual base salary, subject to the achievement of annual performance milestones as determined by our Board of Directors in its sole discretion. Our 2015 goals included the financing of our business through the achievement of several value inflection points, the securing of adequate office and laboratory space to grow our business, the establishment of the breadth of our platform by demonstrating proof of concept across multiple modalities, the continued scaling of our manufacturing process and the hiring of additional employees to complete these goals. Our Board of Directors determined that we far exceeded our 2015 goals and therefore each of our named executive officers received the full amount of their targeted annual bonus award, plus additional amounts as described under “2015 Bonuses” below.

2015 Bonuses

In December 2015, our Board of Directors determined that we far exceeded our 2015 goals due to our completion of three financings during 2015 that resulted in gross proceeds to us of approximately $196 million (relative to the approximately $1 million with which we started the fiscal year), the more than tripling of our workforce with strong, experienced hires during 2015, the securing and build-out of 32,000 sq. ft. of new office and laboratory space (relative to the 4,200 sq. ft. with which we started the fiscal year), plus the significant improvements in scaling our chemical process and the achievement of proof of concept data across multiple modalities.

Accordingly, in addition to awarding each named executive officer the full amount of their targeted annual bonus award, our Board of Directors awarded each named executive officer an additional 25% cash bonus for their strong performance in 2015.

2014 Equity Incentive Plan

Our board and shareholders have authorized 5,064,544 ordinary shares for the granting of incentive share options, non-qualified share options, or NQSOs, share appreciation rights and restricted awards. The maximum number of ordinary shares with respect to awards which may be granted to any participant under the 2014 Equity Incentive Plan is 450,000 shares. In the event of a share dividend, split, recapitalization or reorganization or other change in change in capital structure, our board will make appropriate adjustments to these amounts.

Any shares subject to an award that is canceled, forfeited or expires prior to exercise or realization, either in full or in part, will again become available for issuance under the 2014 Equity Incentive Plan. However, shares subject to an award under the 2014 Equity Incentive Plan will not again be made available for issuance or delivery under the 2014 Equity Incentive Plan if such shares are (a) shares tendered in payment of an option; (b) shares delivered or withheld by us to satisfy any tax withholding obligation; or (c) shares covered by a share-settled share appreciation right or other awards that were not issued upon the settlement of the award.

If we are acquired, our Board of Directors (or Compensation Committee) will with respect to options and share appreciation rights: (i) make appropriate provision for the continuation of the option or share appreciation right by substituting on an equitable basis for the ordinary shares then subject to such option or share appreciation right either the consideration payable with respect to the outstanding ordinary shares in connection with the corporate transaction or securities of any successor or acquiring entity; (ii) cancel or arrange for the cancellation of the options or share appreciation rights, to the extent not vested or exercised prior to the effective time of the transaction, in exchange for a payment in cash or ordinary shares as determined by the Board of Directors, in an amount equal to the amount by which the then-fair market value of the ordinary shares subject to such vested option or share appreciation right exceeds the exercise price; or (iii) after giving holders an opportunity to exercise to the extent vested their outstanding options or share appreciation rights, terminate any or all unexercised options and share appreciation rights at such time as the board deems appropriate. If we are acquired, our Board of Directors (or Compensation Committee) will with respect to outstanding restricted awards make appropriate provision for the continuation of such restricted awards on the same terms and conditions by substituting on an equitable basis for the ordinary shares then subject to such restricted awards either the consideration payable with respect to the outstanding ordinary shares in connection with the transaction or securities of any successor or acquiring entity. In lieu of the foregoing, if we are acquired, the Board of Directors may provide that, upon consummation of the acquisition, each outstanding restricted award shall be terminated in exchange for payment of an amount equal to the consideration payable upon consummation of such transaction to a holder of the number of ordinary shares comprising such restricted award to then extent then vested.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table shows grants of share options outstanding on the last day of the fiscal year ended December 31, 2015 to each of the executive officers named in the Summary Compensation Table.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Paul Bolno, M.D.	181,343	362,682	(1)	$2.47	3/10/2025
Christopher Francis, Ph.D.	61,240	85,736	(2)	$2.47	3/10/2025
Chandra Vargeese, Ph.D.	73,488	146,976	(3)	$2.47	3/10/2025

(1)	Vests in equal monthly installments over 36 months, commencing on December 12, 2014, subject to such officer’s continued service with us on each such vesting date. The option shall become fully vested upon a change of control.
(2)	25% vested on April 15, 2015 and the remainder of the option vests in equal monthly installments over 36 months, subject to such officer’s continued service with us on each such vesting date. The option shall become fully vested upon a change of control.
(3)	25% vested on August 1, 2015 and the remainder of the option vests in equal monthly installments over 36 months, subject to such officer’s continued service with us on each such vesting date. The option shall become fully vested upon a change of control.

Potential Payments upon Termination or Change-In-Control

Pursuant to the applicable option agreements with each of Drs. Bolno, Francis and Vargeese, all unvested shares underlying outstanding options will become fully vested upon a change of control which is defined as follows: (A) a merger or consolidation of the Company whether or not approved by the Board of Directors, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or the parent of such corporation) more than 50% of the total voting power represented by the voting securities of the Company or such surviving entity or parent of such corporation, as the case may be, outstanding immediately after such merger or consolidation; or (B) the sale or disposition by the Company of all or substantially all of the Company’s assets in a transaction requiring shareholder approval.

Additionally, if we terminate Dr. Bolno’s employment without cause (but not including termination due to his death or disability), then he will be entitled to receive as of the date of termination continued payment of his base salary for 12 months.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2015 to each of our non-employee directors. Directors who are also employees are not compensated for their service on our Board of Directors.

Name	Fees Earned or Paid in Cash ($)		All Other Compensation ($)		Total ($)
Gregory Verdine, Ph.D.	—		150,000	(1)	150,000
Peter Kolchinsky, Ph.D.	—		—		—
Koji Miura	4,518	(2)	4,518		4,518
Ken Takanashi	—		—		—
Masaharu Tanaka	—		—		—
Takeshi Wada, Ph.D.	—		24,900	(3)	24,900

(1)	Amount paid pursuant to a consulting agreement between the Company and Dr. Verdine.
(2)	Amount paid as a fee for serving on our Board of Directors pursuant to a nominee director fee agreement between the Company and Miura & Associates Management Consultants Pte. Ltd. and reflects the converted to U.S. dollar value of S$6,000 at an average conversion rate for 2015 of 1.27 Singapore dollars per U.S. dollar.
(3)	Amount paid as a fee for the provision of scientific advisory services to WAVE Life Sciences (Japan), or WAVE Japan, our wholly owned subsidiary, and reflects the converted to U.S. dollar value of ¥3,000,000 at an average conversion rate for 2015 of 120.48 yen per U.S. dollar.

For a more detailed description of these arrangements see “Certain Relationships and Related Transactions.” Other than as disclosed in footnote (2) above for Mr. Miura, our Singapore resident director, we have not adopted a compensation policy for our non-employee directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our ordinary shares as of April 15, 2016 for (i) the executive officers named in the Summary Compensation Table appearing elsewhere in this Amendment, (ii) each of our directors and director nominees, (iii) all of our current directors and executive officers as a group and (iv) each shareholder known by us to own beneficially more than 5% of our ordinary shares. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem ordinary shares that may be acquired by an individual or group within 60 days of April 15, 2016 pursuant to the exercise of options and the conversion of our outstanding Series A preferred shares into ordinary shares to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all ordinary shares shown to be beneficially owned by them based on information provided to us by these shareholders. Percentage of ownership is based on 21,551,423 ordinary shares outstanding on April 15, 2016.

	Ordinary Shares Beneficially Owned
Name and Address	Shares	Percent
5% Beneficial Owners
RA Capital Management, LLC(1)	7,088,651	32.89%
Shin Nippon Biomedical Laboratories, Ltd.(2)	5,885,478	23.12%
Kagoshima Sinsangyo Sousei Investment Limited Partnership(3)	3,228,690	14.98%
FMR LLC(4)	2,057,632	9.55%
Teva Pharmaceutical Industries Limited(5)	1,875,000	8.70%
Foresite Capital Fund III, L.P.(6)	1,410,689	6.55%

Directors and Named Executive Officers
Paul B. Bolno, M.D.(7)	462,870	2.12%
Christopher Francis, Ph.D.(8)	82,675	*
Chandra Vargeese, Ph.D.(9)	105,639	*
Gregory L. Verdine, Ph.D.(10)	535,599	2.45%
Peter Kolchinsky, Ph.D.(11)	7,088,651	32.89%
Koji Miura	—	—
Ken Takanashi(12)	5,885,478	23.12%
Masaharu Tanaka(13)	3,228,690	14.98%
Takeshi Wada, Ph.D.(14)	109,589	*
All directors and executive officers as a group (11 individuals)(15)	13,832,615	67.35%

*	Indicates beneficial ownership of less than 1% of our outstanding ordinary shares.
(1)	Based on information reported by RA Capital Management, LLC, or RA Capital, on Schedule 13D filed with the SEC on November 27, 2015. Such shares are held by RA Capital Healthcare Fund, L.P., or the Fund, and in a separately managed account, or the Account. RA Capital is the general partner of the Fund and serves as investment advisor for the Account. Peter Kolchinsky, Ph.D., a member of our Board of Directors, is the manager of RA Capital. RA Capital and Dr. Kolchinsky share voting and dispositive power with respect to such shares and may be deemed to beneficially own such shares. The address of RA Capital is 20 Park Plaza, Suite 1200, Boston, MA 02116.
(2)

Based on information reported by Shin Nippon Biomedical Laboratories, Ltd., or SNBL, on Schedule 13D filed with the SEC on November 25, 2015. Consists of (i) 1,697,467 ordinary shares and 3,901,348 Series A preferred shares, which can be converted at any time on a one-for-one basis into ordinary shares at the discretion of the holder, held by SNBL and (ii) 286,663 ordinary shares held by SNBL USA, Ltd., or SNBL USA, an affiliate of SNBL. Ken Takanashi, a member of our Board of Directors, is a director and executive officer of SNBL and a director of SNBL USA. SNBL and Mr. Takanashi share voting and dispositive power with respect to such shares and may be deemed to beneficially own such shares. The address of SNBL is 2438 Miyanoura-machi, Kagoshima City, Kagoshima 891-1394, Japan.
(3)	Based on information reported by Kagoshima Shinsangyo Sousei Investment Limited Partnership, or KSS, on Schedule 13D filed with the SEC on November 25, 2015. Masaharu Tanaka, a member of our Board of Directors, is the President of Kagoshima Development Co. Ltd., or Kagoshima Development, the general partner of KSS. KSS, Kagoshima Development and Mr. Tanaka share voting and dispositive power with respect to such shares, and Mr. Tanaka and Kagoshima Development may be deemed to beneficially own such shares. The address of KSS is 6-1-20, Nanei Kagoshima City, Kagoshima 891-0122, Japan.
(4)	Based on information reported by FMR LLC on Schedule 13G filed with the SEC on February 12, 2015, such shares are held by FMR LLC or its direct or indirect subsidiaries. The address of FMR LLC is 245 Summer Street, V13H, Boston, MA 02210.
(5)	Based on information reported by Teva Pharmaceutical Industries Limited, or Teva Industries, on Schedule 13D filed with the SEC on December 10, 2015. Such shares are held by Teva Industries and Teva Pharmaceuticals USA, Inc., or Teva USA, which share voting and dispositive power with respect to such shares. The address of Teva Industries is 5 Basel Street, Petach Tikva 4951033, Israel.
(6)	Based on information reported by Foresite Capital Fund III, L.P., or Foresite Fund III, on Schedule 13G filed with the SEC on February 12, 2016. Foresite Capital Management III, LLC, or Foresite Management III, is the general partner of Foresite Fund III, and James Tananbaum is the managing member of Foresite Management III. Foresite Management III and Mr. Tananbaum each may be deemed to have sole voting and dispositive power with respect to such shares. The address of Foresite Fund III is 101 California Street, Suite 4100, San Francisco, CA 94111.
(7)	190,856 ordinary shares beneficially owned by Dr. Bolno have been pledged by him as security for a loan obligation. Includes 272,014 ordinary shares underlying options exercisable within 60 days of April 15, 2016.
(8)	Consists of ordinary shares underlying options exercisable within 60 days of April 15, 2016.
(9)	Consists of ordinary shares underlying options exercisable within 60 days of April 15, 2016.
(10)	Consists of (i) 202,079 ordinary shares held by Dr. Verdine, (ii) 324,566 ordinary shares underlying options exercisable within 60 days of April 15, 2016 held by Dr. Verdine and (iii) 8,954 ordinary shares underlying options exercisable within 60 days of April 15, 2016, held by Dr. Verdine’s spouse.
(11)	Consists of ordinary shares held by RA Capital Healthcare Fund, L.P. and in a separately managed account, as described in footnote (1) above. Dr. Kolchinsky is the manager of RA Capital, the general partner of the Fund and the investment advisor of the Account, and may be deemed to beneficially own such shares.
(12)	Consists of (i) 1,697,467 ordinary shares and 3,901,348 Series A preferred shares, which can be converted at any time on a one-for-one basis into ordinary shares at the discretion of the holder, held by SNBL and (ii) 286,663 ordinary shares held by SNBL USA, as described in footnote (2) above. Mr. Takanashi is a director and executive officer of SNBL and a director of SNBL USA. Mr. Takanashi shares voting and dispositive power with respect to such shares and may be deemed to beneficially own such shares.
(13)	Consists of 3,228,690 ordinary shares held by KSS, as described in footnote (3) above. Mr. Tanaka is the President of Kagoshima Development, the general partner of KSS. Mr. Tanaka shares voting and dispositive power with respect to such shares and may be deemed to beneficially own such shares.
(14)	Consists of 100,635 ordinary shares and 8,954 ordinary shares underlying options exercisable within 60 days of April 15, 2016.
(15)	Consists of (i) 879,961 ordinary shares underlying options exercisable within 60 days of April 15, 2016, (ii) 12,952,655 ordinary shares beneficially held by our directors and executive officers and entities affiliated with certain of our directors and (iii) 3,901,348 Series A preferred shares, which can be converted at any time on a one-for-one basis into ordinary shares at the discretion of the holder, held by an entity affiliated with one of our directors.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to our 2014 Equity Incentive Plan, which was our only equity compensation plan in effect as of December 31, 2015.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	2,215,342	$3.88	2,658,346
Equity compensation plans not approved by security holders	—	—	—
Total	2,215,342	$3.88	2,658,346

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following includes a summary of transactions since January 1, 2015 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our ordinary shares, on an as-converted basis, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.” We refer to such transactions as “related party transactions” and such persons as “related parties.” With the approval of our Board of Directors, we have engaged in the related party transactions described below.

Related Party Transaction Policy

Our Board of Directors has adopted a written policy that requires our management to identify proposed related party transactions and present information about the proposed related party transaction to our Audit Committee, or if Audit Committee approval would be inappropriate, to another independent body of our Board of Directors, for review and if deemed appropriate, for approval by the committee. In approving or rejecting such proposed related party transaction, the committee is required to consider relevant facts and circumstances. The committee approves only those transactions that, in light of known circumstances, are deemed to be in our best interests. In the event that any member of the committee is not a disinterested person with respect to the related party transaction under review, that member is excluded from the review and approval or rejection of such related party transaction: provided, however, that such committee member may be counted in determining the presence of a quorum at the meeting, of the committee at which such transaction is considered. If we become aware of an existing related party transaction which has not been approved under the policy, the matter will be referred to the committee. The committee evaluates all options available, including ratification, revision or termination of such transaction. In the event that management determines that it is impractical or undesirable to wait until a meeting of the committee to consummate a related party transaction, the chair of the committee may approve such transaction in accordance with the related person transaction approval policy. Any such approval must be reported to the committee at the next regularly scheduled meeting.

Participation in Initial Public Offering

In our initial public offering, which we completed in November 2015, certain of our 5% shareholders and their affiliates purchased an aggregate of 2,076,250 of our ordinary shares. Each of those purchases was made through the underwriters at the initial public offering price. The following table sets forth the aggregate number of our ordinary shares that these shareholders and their affiliates purchased in our initial public offering:

Purchaser	Ordinary Shares
RA Capital Healthcare Fund, L.P.(1)	1,875,000
Kagoshima Sinsangyo Sousei Investment Limited Partnership(2)	76,250
Shin Nippon Biomedical Laboratories Ltd.(3)	125,000

(1)	Peter Kolchinsky, Ph.D., a member of our Board of Directors, is the managing member of RA Capital Management, LLC, the general partner of RA Capital Healthcare Fund, L.P.
(2)	Masaharu Tanaka, a member of our Board of Directors, is the President of Kagoshima Development Co. Ltd., the general partner of Kagoshima Shinsangyo Sousei Investment Limited Partnership.
(3)	Shares purchased by SNBL USA, Ltd., an affiliate of Shin Nippon Biomedical Laboratories Ltd. Ken Takanashi, a member of our Board of Directors, is a director and executive officer of SNBL and its affiliates.

Private Placement of Shares

Issuance of Series B Preferred Shares in August 2015

In August 2015, we issued an aggregate of 5,334,892 Series B preferred shares at a purchase price of $12.37 per share to 19 accredited investors, including the following related parties, each of whom purchased the number of Series B preferred shares indicated below and beneficially owns more than 5% of our outstanding shares.

Name	Series B Preferred Shares
Foresite Capital Fund III, L.P.	1,333,725
Entities affiliated with FMR LLC(1)	1,212,477
Entities affiliated with RA Capital Healthcare Fund, L.P.(2)	1,172,060
Entities affiliated with Shin Nippon Biomedical Laboratories, Ltd.(3)	161,663
Kagoshima Shinsangyo Sousei Investment Limited Partnership(4)	161,663

(1)	Consists of (i) 982,333 shares purchased by Fidelity Select Portfolios: Biotechnology Portfolio and (ii) 230,144 shares purchased by Fidelity Advisor Series VII: Fidelity Biotechnology Fund.
(2)	Consists of (i) 970,466 shares purchased by RA Capital Healthcare Fund, L.P., or RA Capital, and (ii) 201,594 shares purchased by Blackwell Partners LLC—Series A. RA Capital Management, LLC is the general partner of RA Capital, and the investment adviser for Blackwell Partners LLC—Series A. Peter Kolchinsky, Ph.D., who serves on our Board of Directors, is a founder, managing partner and portfolio manager of RA Capital Management LLC, the general partner of RA Capital.
(3)	Shares purchased by SNBL USA, Ltd., an affiliate of SNBL. Ken Takanashi, a member of our Board of Directors, is a director and executive officer of SNBL and its affiliates.
(4)	Masaharu Tanaka, a member of our Board of Directors, is the President of Kagoshima Development Co. Ltd., the general partner of Kagoshima Shinsangyo Sousei Investment Limited Partnership.

Issuance of Ordinary Shares in January 2015

In January 2015, we issued an aggregate of 4,769,077 ordinary shares at a purchase price of $2.47 per share to two accredited investors, both of whom are beneficial owners of more than 5% of our outstanding shares. RA Capital Health Care Fund, L.P., or RA Capital, purchased 4,041,591 ordinary shares in this transaction at an aggregate purchase price of $10 million. Peter Kolchinsky, Ph.D., who serves on our Board of Directors, is a founder, managing partner and portfolio manager of RA Capital Management, LLC, the general partner of RA Capital. Kagoshima Shinsangyo Sousei Investment Limited Partnership, or KSS, purchased 727,486 ordinary shares in this transaction at an aggregate purchase price of $1.8 million. Masaharu Tanaka, who serves on our Board of Directors, is the President of Kagoshima Development Co. Ltd., the general partner of KSS.

Indemnification Agreements with Officers and Directors

We have entered into deeds of indemnity with our directors and certain of our executive officers. These agreements will require us to indemnify these individuals to the fullest extent permitted under Singapore law against liabilities that may arise by reason of their service to us, as a result of any proceeding against them as to which they could be indemnified. These indemnification rights shall not be exclusive of any other right which an indemnified person may have or hereafter acquire under any statute, provision of our Constitution, agreement, vote of shareholders or disinterested directors or otherwise if he or she is subsequently found to have been negligent or otherwise have breached his or her trust or fiduciary duties or to be in default thereof, or where the Singapore courts have declined to grant relief.

Registration Rights

The holders of 14,558,297 ordinary shares and the holders of 3,901,348 Series A preferred shares have entered into an agreement with us that provides certain registration rights to these holders and future transferees of their securities. Such holders include the following related parties:

Name	Securities
Entities affiliated with Shin Nippon Biomedical Laboratories, Ltd.(1)	5,760,478
Entities affiliated with RA Capital Healthcare Fund, L.P.(2)	5,213,651
Kagoshima Shinsangyo Sousei Investment Limited Partnership	3,152,440
Foresite Capital Fund III, L.P.	1,333,725
Entities affiliated with FMR LLC(3)	1,212,477
Gregory L. Verdine, Ph.D.	202,079
Paul Bolno, M.D.	190,856
Takeshi Wada, Ph.D.	100,635

(1)	Consists of 1,859,130 ordinary shares and 3,901,348 Series A preferred shares held by SNBL.
(2)	Consists of (i) 5,012,057 ordinary shares held by RA Capital and (ii) 201,594 shares held in a separately managed account for which RA Capital Management, LLC, the general partner of RA Capital, is investment advisor.

(3)	Consists of (i) 982,333 shares purchased by Fidelity Select Portfolios: Biotechnology Portfolio and (ii) 230,144 shares purchased by Fidelity Advisor Series VII: Fidelity Biotechnology Fund. These entities are managed by direct or indirect subsidiaries of FMR LLC.

Consulting Agreement with Gregory L. Verdine, Ph.D.

Gregory L. Verdine, Ph.D., our Chairman, entered into a consulting agreement with WAVE Life Sciences USA, Inc., or WAVE USA, our wholly owned subsidiary, dated as of April 1, 2012, pursuant to which Dr. Verdine serves as a scientific advisor. The consulting agreement does not have a specified term and may be terminated by either party upon 14 days’ prior written notice. WAVE USA pays Dr. Verdine $12,500 per month. In 2015, we paid Dr. Verdine $150,000 under this agreement.

Agreement with Takeshi Wada, Ph.D.

We pay Takeshi Wada, Ph.D., a member of our Board of Directors, ¥250,000 per month in connection with his provision of scientific advisory services to WAVE Life Sciences (Japan), our wholly owned subsidiary. We do not have a formal agreement with Dr. Wada related to his provision of these services. In 2015, we paid Dr. Wada $24,900 for these scientific advisory services.

Agreements with SNBL

Ken Takanashi, a member of our Board of Directors, is a director and executive officer of SNBL and its affiliates. Pursuant to the terms of a commercial lease agreement with SNBL USA, Ltd., an affiliate of SNBL (which parties shall collectively be referred to as SNBL for this paragraph only), which WAVE USA entered into in January 2010, WAVE USA leased its corporate office space in Boston, Massachusetts under a non-cancellable operating sublease with SNBL. On September 22, 2015, we terminated our sublease with SNBL and exited the premises on October 2, 2015. As a result of the termination of the sublease, we recorded approximately $201,000 of additional depreciation and $91,000 of exit costs during the year ended December 31, 2015. In connection with the termination, we agreed to guarantee SNBL certain obligations of an unrelated third party who entered into a sublease agreement with SNBL effective October 2, 2015. The guarantee provides that in the event the sub-lessee does not meet its lease obligations to SNBL, the Company will make the required payments. The guarantee agreement is effective through August 2019, when the final lease payments are due, and coincides with the original expiration of the lease. We simultaneously entered into an indemnification agreement with the sub-lessee to indemnify us for any costs incurred under the guaranty made by us to SNBL. The maximum amount of the guarantee over the three year and six-month sub-lease period is $600,000, exclusive of any indemnification from the sub-lessee. In 2015, we paid SNBL $178,020 under this lease.

In addition, pursuant to the terms of certain service agreements we have with SNBL, in 2015, we paid SNBL $15,397 for accounting and administrative services and $103,200 for contract research services provided to us and our affiliates.

Voting Agreement

Pursuant to the terms of a voting agreement that we entered into with certain holders of our ordinary shares and preferred shares dated as of August 14, 2015, such shareholders had the right to designate members for election to our Board of Directors. The voting agreement terminated upon the completion of our initial public offering in November 2015.

DIRECTOR INDEPENDENCE

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board has determined that the following members of the Board are “independent directors” as defined by the NASDAQ Stock Market: Drs. Kolchinsky and Wada and Messrs. Miura, Takanashi and Tanaka.

Item 14.	Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by KPMG LLP, our independent registered public accountant firm, for the services described in the table.

2015
Audit fees(1)	$1,983,053
Audit-related fees(2)	—
Tax fees(2)	—
All other fees(2)	—

(1)	We engaged KPMG LLP in 2015 in connection with our initial public offering. Audit fees for 2015 consisted of aggregate fees for professional services provided in connection with the annual audit of our consolidated financial statements for the fiscal years ended December 31, 2013 and December 31, 2014, the review of our quarterly consolidated financial statements for the period ended June 30, 2015, services in connection with our registration statement on Form S-1 related to our initial public offering, services in connection with our registration statement on Form S-8, consultations on accounting matters directly related to the audit, and comfort letters, consents and assistance with and review of documents filed with the SEC.
(2)	There were no audit-related, tax or other fees in 2015.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accountant

In connection with our initial public offering, we adopted a policy under which the Audit Committee must pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm. As part of its review, the Audit Committee also considers whether the categories of pre-approved services are consistent with the rules on accountant independence of the SEC and the Public Company Accounting Oversight Board. The Audit Committee pre-approved all services performed since the pre-approval policy was adopted.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves these services by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Item 15(a).	The documents listed below are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A.

Item 15(a)(1) and (2).	See Index to Consolidated Financial Statements on page F-1 of the Original 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3).	Exhibits: The exhibits listed below are filed with, or incorporated by reference in, this Amendment.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1	Constitution (formerly known as Memorandum of Association and Articles of Association)		Amendment No. 5 to Form S-1 (Exhibit 3.2)	11/10/2015	333-207379
4.1	Form of Specimen Ordinary Share Certificate		Amendment No. 3 to Form S-1 (Exhibit 4.1)	11/06/2015	333-207379
4.2	Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of August 14, 2015		Form S-1 (Exhibit 4.2)	10/09/2015	333-207379
10.1+	WAVE Life Sciences Ltd. 2014 Equity Incentive Plan, as amended, and forms of agreement thereunder		Form S-8 (Exhibit 10.1)	12/17/2015	333-208598
10.2	Lease Agreement by and among Harvard Real Estate—Allston, Inc., Shin Nippon Biomedical Laboratories Ltd., dated June 25, 2009		Form S-1 (Exhibit 10.2)	10/09/2015	333-207379
10.3	Commercial Lease Agreement by and among SNBL USA, Ltd. and Ontorii, Inc. (now WAVE Life Sciences USA, Inc.), dated as of January 1, 2010		Form S-1 (Exhibit 10.4)	10/09/2015	333-207379
10.4	Consent to Office Space Sublease by and among SNBL USA, Ltd, Ontorii, Inc. (now WAVE Life Sciences USA, Inc.) and Harvard Real Estate—Allston, Inc., dated as of January 1, 2010		Form S-1 (Exhibit 10.3)	10/09/2015	333-207379
10.5	Amendment 1 to the Commercial Lease Agreement by and between SNBL USA, Ltd. and Ontorii, Inc. (now WAVE Life Sciences USA, Inc.), dated as of July 1, 2011		Form S-1 (Exhibit 10.5)	10/09/2015	333-207379
10.7	Lease Agreement by and between the Registrant and King 733 Concord LLC, dated as of April 6, 2015		Form S-1 (Exhibit 10.7)	10/09/2015	333-207379

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.8†	Master Sponsored Research Agreement by and between the Registrant and The Children’s Hospital of Philadelphia, dated as of April 1, 2015		Form S-1 (Exhibit 10.8)	10/09/2015	333-207379
10.9†	Research Agreement by and between the Registrant and the Chancellor, Masters, and Scholars of the University of Oxford, dated as of March 2015		Amendment No. 3 to Form S-1 (Exhibit 10.9)	11/06/2015	333-207379
10.10†	Co-Exclusive License Agreement by and between the Registrant and Max- Planck- Innovation GmbH, dated as of June 8, 2015		Form S-1 (Exhibit 10.10)	10/09/2015	333-207379
10.11+	Form of Deed of Indemnity by and between the Registrant and each of its directors and certain of its officers		Form S-1 (Exhibit 10.11)	10/09/2015	333-207379
10.12+	Employment Agreement by and between the Registrant and Paul B. Bolno, M.D., dated as of December 12, 2013		Form S-1 (Exhibit 10.12)	10/09/2015	333-207379
10.13+	Employment Agreement by and between the Registrant and Roberto Guerciolini, dated as of March 10, 2015		Form S-1 (Exhibit 10.13)	10/09/2015	333-207379
10.14+	Offer Letter by and between the Registrant and Chandra Vargeese, Ph.D., dated as of July 2, 2014		Form S-1 (Exhibit 10.14)	10/09/2015	333-207379
10.15+	Offer Letter by and between the Registrant and Christopher Francis, Ph.D., dated as of March 10, 2014		Form S-1 (Exhibit 10.15)	10/09/2015	333-207379
10.16+	Consulting Agreement by and between Ontorii, Inc. (now WAVE Life Sciences USA, Inc.) and Gregory Verdine, dated as of April 1, 2012		Form S-1 (Exhibit 10.16)	10/09/2015	333-207379
10.17+	Nominee Director Fee Agreement by and between the Registrant and Miura & Associates Management Consultants Pte. Ltd., dated as of October 23, 2012		Form S-1 (Exhibit 10.17)	10/09/2015	333-207379
10.18†	Research Agreement by and between the Registrant and The University of Dundee, dated as of September 23, 2015		Amendment No. 3 to Form S-1 (Exhibit 10.18)	11/06/2015	333-207379
21.1	List of Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	3/30/2016	001-37627
23.1	Consent of Independent Registered Public Accounting Firm		Form 10-K (Exhibit 23.1)	3/30/2016	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)	X
31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)	X
32.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

			Form 10-K (Exhibit 32.1)	3/30/2016	001-37627
32.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

			Form 10-K (Exhibit 32.2)	3/30/2016	001-37627
101.INS	XBRL Instance Document		Form 10-K (Exhibit 101.INS)	3/30/2016	001-37627
101.SCH	XBRL Taxonomy Extension Schema Document		Form 10-K (Exhibit 101.SCH)	3/30/2016	001-37627
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Form 10-K (Exhibit 101.CAL)	3/30/2016	001-37627
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Form 10-K (Exhibit 101.DEF)	3/30/2016	001-37627
101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Form 10-K (Exhibit 101.LAB)	3/30/2016	001-37627
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Form 10-K (Exhibit 101.PRE)	3/30/2016	001-37627

(+)	Indicates management contract or compensatory plan.
(†)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

WAVE Life Sciences Ltd.

Date: April 29, 2016	By:	/s/ Paul B. Bolno, M.D.
Paul B. Bolno, M.D.
President and Chief Executive Officer