Form 10-Q
period 2016-06-30
Wave Life Sciences Ltd.
filed 2016-08-15
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-37627

WAVE LIFE SCIENCES LTD.

(Exact name of registrant as specified in its charter)

Singapore	Not applicable
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Cross Street #10-00, PWC Building Singapore 048424	+65 6236 3388
(Address of principal executive offices)	(Registrant’s telephone number)

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

The number of outstanding ordinary shares of the registrant as of August 1, 2016 was 23,440,423.

WAVE LIFE SCIENCES LTD.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash	$181,765	$161,220
Prepaid expenses and other current assets	2,176	146
Deferred tax assets	—	18

Total current assets	183,941	161,384
Property and equipment, net	5,093	2,789
Deferred tax assets	192	192
Restricted cash	1,055	1,055
Other assets	57	4

Total assets	$190,338	$165,424

Liabilities, Series A preferred shares and shareholders’ equity
Current liabilities:
Accounts payable	$3,899	$2,811
Accrued expenses and other current liabilities	2,161	945
Current portion of capital lease obligation	62	62
Deferred tax liabilities	25	—
Current portion of deferred revenue	2,500	—

Total current liabilities	8,647	3,818
Long-term liabilities:
Capital lease obligation, net of current portion	47	78
Deferred revenue, net of current portion	7,083	—
Other liabilities	409	163

Total long-term liabilities	7,539	241

Total liabilities	$16,186	$4,059

Series A preferred shares, no par value; 3,901,348 shares issued and outstanding	7,874	7,874

Shareholders’ equity:
Ordinary shares, no par value; 23,432,923 and 21,551,423 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	215,372	185,344
Additional paid-in capital	5,318	3,182
Accumulated other comprehensive income	76	41
Accumulated deficit	(54,488)	(35,076)

Total shareholders’ equity	166,278	153,491

Total liabilities, Series A preferred shares and shareholders’ equity	$190,338	$165,424

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$417	$126	$417	$152

Operating expenses:
Research and development	8,401	1,850	13,137	3,457
General and administrative	3,654	1,905	6,870	3,789

Total operating expenses	12,055	3,755	20,007	7,246

Loss from operations	(11,638)	(3,629)	(19,590)	(7,094)
Other income (expense):
Interest income (expense), net	106	(15)	210	(15)
Other income (expense), net	15	(7)	11	43

Total other income (expense), net	121	(22)	221	28

Loss before income tax provision	(11,517)	(3,651)	(19,369)	(7,066)
Income tax provision	(48)	(49)	(43)	(99)

Net loss	$(11,565)	$(3,700)	$(19,412)	$(7,165)

Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.51)	$(0.40)	$(0.88)	$(0.82)

Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	22,708,022	9,223,405	22,126,562	8,729,072

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(11,565)	$(3,700)	$(19,412)	$(7,165)
Other comprehensive income (loss):
Foreign currency translation	24	6	35	(22)

Comprehensive loss	$(11,541)	$(3,694)	$(19,377)	$(7,187)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(19,412)	$(7,165)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	337	178
Share-based compensation expense	2,136	2,492
Deferred rent	254	(3)
Deferred income taxes	43	99
Changes in operating assets and liabilities:
Accounts receivable	—	200
Prepaid expenses and other current assets	(2,069)	(18)
Accounts payable	1,183	1,713
Accrued expenses and other current liabilities	1,208	(355)
Deferred revenue	9,583	(152)
Other non-current liabilities	(9)	—

Net cash used in operating activities	(6,746)	(3,011)

Cash flows from investing activities
Increase in restricted cash	—	(1,055)
Proceeds from government grant reimbursements for property and equipment	—	3
Proceeds from the sale of property and equipment	4	—
Purchases of property and equipment	(1,563)	(378)

Net cash used in investing activities	(1,559)	(1,430)

Cash flows from financing activities
Proceeds from issuance of ordinary shares	30,000	11,631
Payments associated with initial public offering	(1,075)	—
Payments on capital lease obligation	(31)	(97)
Proceeds from the exercise of stock options	28	—
Proceeds from government grant	—	112

Net cash provided by financing activities	28,922	11,646

Effect of foreign exchange rates on cash	(72)	(474)

Net increase in cash	20,545	6,731
Cash at beginning of period	161,220	1,048

Cash at end of period	$181,765	$7,779

Supplemental disclosure of cash flow information:
Property and equipment purchases in accounts payable at period end	$1,039	$114

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

The Company was incorporated in Singapore on July 23, 2012 and has its principal office in Cambridge, Massachusetts. The Company was incorporated with the purpose of combining two commonly held companies, WAVE Life Sciences USA, Inc. (“WAVE USA”), a Delaware corporation (formerly Ontorii, Inc.), and WAVE Life Sciences (Japan) (“WAVE Japan”), a company organized under the laws of Japan (formerly Chiralgen., Ltd.), which occurred on September 12, 2012. On May 31, 2016, WAVE Life Sciences Ireland Limited was formed as a wholly-owned subsidiary of WAVE Life Sciences Ltd. It was formed as a private company limited by shares and the company number is 583482. Its registered office is One Spencer Dock, North Wall Quay, Dublin 1, Ireland.

The Company’s primary activities since inception have been developing a synthetic chemistry drug development platform to design, develop and commercialize nucleic acid therapeutic programs, advancing the Company’s neurology franchise, expanding the Company’s research and development activities to enter the clinic, building the Company’s intellectual property, recruiting personnel and raising capital to support these activities.

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

Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and in U.S. dollars.

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2015, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016, have had no material changes during the three and six months ended June 30, 2016, except for the Company’s revenue recognition policy as it relates to the Pfizer Collaboration Agreement (as defined in Note 4), which the Company entered into in May 2016, discussed below.

Revenue Recognition

To date, the Company’s only significant source of revenue is derived from the Pfizer Collaboration Agreement (as defined in Note 4), pursuant to which the Company and Pfizer have agreed to collaborate on the discovery, development and commercialization of stereopure oligonucleotide therapeutics for the Pfizer Programs (as defined in Note 4), each directed at a genetically-defined hepatic target selected by Pfizer, which was entered into in May 2016 (see Note 4).

The Company presents revenue from the Pfizer Collaboration Agreement under Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 808, Collaborative Arrangements (“ASC 808”). In addition, the Company recognizes revenue in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectability is reasonably assured.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying condensed consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

The Company evaluates multiple-element arrangements based on the guidance in ASC Topic 605-25, Revenue Recognition Multiple-Element Arrangements (“ASC 605-25”). Pursuant to the guidance in ASC 605-25, the Company evaluates multiple-element arrangements to determine (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires the Company to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that the delivered item has value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. In assessing whether an item has standalone value, the Company considers factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can use a deliverable for its intended purpose without the receipt of the remaining deliverable, whether the value of the deliverable is dependent on the undelivered item and whether there are other vendors that can provide the undelivered items.

The Pfizer Collaboration Agreement includes certain options held by Pfizer which the Company is required to consider whether such options are substantive. Options are considered substantive if, at the inception of the arrangement, the Company is at risk as to whether the collaboration partner will choose to exercise the option. Factors that the Company considers in evaluating whether an option is substantive include the cost to exercise the option, the overall objective of the arrangement, the benefit the collaborator might obtain from the arrangement without exercising the option and the likelihood the option will be exercised.

When an option is considered substantive, the Company does not consider the option or item underlying the option to be a deliverable at the inception of the arrangement and the associated option fees are not included in allocable consideration, assuming the option is not priced at a significant and incremental discount. Conversely, when an option is not considered substantive, the Company would consider the option, including other deliverables contingent upon the exercise of the option, to be a deliverable at the inception of the arrangement and a corresponding amount would be included in allocable arrangement consideration. In addition, if the price of the option includes a significant incremental discount, the discount would be included as a deliverable at the inception of the arrangement.

The Company has considered the options held by Pfizer under the Pfizer Collaboration Agreement as substantive primarily due to the cost of exercising the options, and therefore, has excluded any related amounts from the allocable consideration at the outset of the arrangement.

At the inception of an arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (1) the consideration is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from its performance to achieve the milestone, (2) the consideration relates solely to past performance and (3) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone and the level of effort and investment required to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. Milestones that are not considered substantive are recognized as earned if there are no remaining performance obligations over the remaining period of performance, assuming all other revenue recognition criteria are met.

The milestone payments required under the Pfizer Collaboration Agreement are contingent upon the Company’s performance under the Pfizer Collaboration Agreement, including in certain instances, regulatory approval. The Company views the milestones as substantive and has excluded the amounts as allocable consideration at the outset of the arrangement.

During the three months ended June 30, 2016, the Company received a non-refundable upfront payment of $40.0 million under the Pfizer Agreements (as defined in Note 4), which included payment for 1,875,000 shares of the Company’s ordinary shares, which were valued at $30.0 million based on the purchase price of $16.00 per share.

The Company recognizes arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605 are satisfied for that particular unit of accounting. In the event that a deliverable does not represent a separate unit of accounting, the Company recognizes revenue from the combined unit of accounting over the Company’s contractual or estimated performance period for the undelivered elements, which is typically the term of the Company’s research and development obligations. If there is no discernible pattern of performance or objectively measurable performance measures do not exist, then the Company recognizes revenue under the arrangement on a straight-line basis over the period the Company is expected to complete its performance obligations. Conversely, if the pattern of performance in which the service is provided to the customer can be determined and objectively measurable performance measures exist, then the Company recognizes revenue under the arrangement using the proportional performance method. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line method or proportional performance method, as applicable, as of the period ending date.

The Company has concluded that the deliverables under the Pfizer Collaboration Agreement relate primarily to the research and development required by the Company for each of the programs nominated by Pfizer. The remaining deliverables, including sample supplies provided by each Company to fulfill its obligation as a licensee, participation on a joint steering committee to oversee the research and development activities; and regulatory responsibilities related to filings and obtaining approvals related to the products that may result from each program do not represent separate units of accounting based on their dependence on the research and development efforts.

Because there is no discernible pattern of performance given the nature of the research and development efforts, the Company recognizes the revenue under the Pfizer Collaboration Agreement on a straight-line basis over the period the Company is expected to complete its performance obligations. Therefore, the Company is recognizing the portion of the upfront payment from Pfizer that is allocable to revenue of $10.0 million using the straight-line method over the period from the initiation date of the Pfizer Collaboration Agreement, which was May 5, 2016, through the earlier of (a) the termination of the research and development requirements under the Pfizer Collaboration Agreement, which is May 5, 2020 (the “Research Term”), or (b) the estimated date the Company expects to meet its research and development performance obligations under the Pfizer Collaboration Agreement. Given the uncertainty as to when the research and development performance obligations will be completed, the Company has used the period from May 5, 2016 through the Research Term, for purposes of applying the straight line method for revenue recognition for the three and six months ended June 30, 2016.

Unaudited Interim Financial Data

The accompanying interim condensed consolidated balance sheet as of June 30, 2016, the related interim condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015, and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2016 and 2015 are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2016. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or any other interim period or future year or period.

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective on January 1, 2018 and earlier application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the potential impact that ASU 2014-09 may have on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) (“ASU 2015-02”), to address financial reporting considerations for the evaluation as to the requirement to consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and for interim periods within those fiscal years beginning after December 31, 2015. The Company has evaluated the impact of ASU 2015-02 and has concluded that it has no effect on the consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 31, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not expect the impact of ASU 2015-17 to be material to its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The update includes a short-term lease exception for leases with a term of 12 months or less, in which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases, using classification criteria that are substantially similar to the previous guidance. For lessees, the recognition, measurement, and presentation of expenses and cash flows arising from a lease have not significantly changed from previous U.S. GAAP. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply as well as transition guidance specific to nonstandard leasing transactions. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect the impact of ASU 2016-02 to be material to its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies share-based payment accounting through a variety of amendments. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 31, 2016, and early adoption is permitted. The Company does not expect the impact of ASU 2016-09 to be material to its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date, are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. SHARE-BASED COMPENSATION

The WAVE Life Sciences Ltd. 2014 Equity Incentive Plan (the “2014 Plan”) authorizes the board of directors or a committee of the board to grant incentive share options (“ISOs”), non-qualified share options (“NQSOs”), share appreciation rights and restricted share awards to eligible employees, outside directors and consultants of the Company. Options generally vest over a period of three or four years, and options that lapse or are forfeited are available to be granted again. The contractual life of all options is ten years from the grant date.

As of June 30, 2016, 1,714,262 ordinary shares remained available for future grant under the 2014 Plan.

The Company measures and records the value of options granted to non-employees over the period of time that services are provided and, as such, unvested portions are subject to re-measurement at subsequent reporting periods.

Share option activity under the 2014 Plan for the six months ended June 30, 2016 is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of January 1, 2016	2,215,342	$3.88
Granted	945,700	$17.22
Exercised	(6,500)	$4.37
Cancelled or forfeited	(1,616)	$10.22

Outstanding as of June 30, 2016	3,152,926	$7.88

Options exercisable as of June 30, 2016	997,146	$2.57

Options vested and expected to vest as of June 30, 2016	3,051,310	$7.78

Share-based compensation expense for the three and six months ended June 30, 2016 and 2015 was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Research and development expenses	$922	$352	$1,510	$1,182
General and administrative expenses	348	294	626	1,310

Total share-based compensation	$1,270	$646	$2,136	$2,492

The Company recorded share based compensation expense related to options granted to non-employees in the amount of $0.6 million and $1.0 million, and $0.2 million and $0.9 million, for the three and six months ended June 30, 2016 and 2015, respectively. Share based compensation expense related to non-employees is recorded in research and development expenses.

4. PFIZER COLLABORATION AND SHARE PURCHASE AGREEMENT

On May 5, 2016, the Company entered into a Research, License and Option Agreement (the “Pfizer Collaboration Agreement”) with Pfizer Inc. (“Pfizer”). Pursuant to the terms of the Pfizer Collaboration Agreement, the Company and Pfizer agreed to collaborate on the discovery, development and commercialization of stereopure oligonucleotide therapeutics for up to five programs (the “Pfizer Programs”), each directed at a genetically-defined hepatic target selected by Pfizer (the “Collaboration”). The Company received $10.0 million as an upfront license fee under the Pfizer Collaboration Agreement. Subject to option exercises by Pfizer, assuming five potential products are successfully developed and commercialized, the Company may earn up to $871 million in potential research, development and commercial milestone payments, plus royalties, tiered up to low double-digits, on sales of any products that may result from the Collaboration. None of the payments under the Pfizer Collaboration Agreement are refundable.

Simultaneously with the entry into the Pfizer Collaboration Agreement, the Company entered into a Share Purchase Agreement (the “Pfizer Equity Agreement,” and together with the Pfizer Collaboration Agreement, the “Pfizer Agreements”) with C.P. Pharmaceuticals International C.V., an affiliate of Pfizer (the “Pfizer Affiliate”). Pursuant to the terms of the Pfizer Equity Agreement, the Pfizer Affiliate purchased 1,875,000 of the Company’s ordinary shares (the “Shares”) at a purchase price of $16.00 per share, for an aggregate purchase price of $30.0 million. The Company did not incur any material costs in connection with the issuance of the Shares.

Under the Pfizer Collaboration Agreement, the parties agreed to collaborate during the four-year Research Term. During the Research Term, the Company is responsible to use its commercially reasonable efforts to advance up to five programs through to the selection of clinical candidates. At that stage, Pfizer may elect to license any of these Pfizer Programs exclusively and to have exclusive rights to undertake the clinical development of the resulting clinical candidates into products and the potential commercialization of any such products thereafter. In addition, the Company receives a non-exclusive, royalty-bearing sublicenseable license to use Pfizer’s hepatic targeting technology in any of the Company’s own hepatic programs that are outside the scope of the Collaboration (the “Wave Programs”). If the Company uses this technology on the Wave Programs, Pfizer is eligible to receive potential development and commercial milestone payments from the Company. Pfizer is also eligible to receive tiered royalties on sales of any products that include Pfizer’s hepatic targeting technology.

Pfizer has declared two hepatic targets upon entry into the Collaboration, with the remaining three hepatic targets required to be declared by November 5, 2017. The Collaboration is managed by a joint steering committee in which both parties are represented equally, which will oversee the scientific progression of each Pfizer Program up to the clinical candidate stage. During the four-year Research Term and for a period of two years thereafter, the Company has agreed to work exclusively with Pfizer with respect to using any of the Company’s stereopure oligonucleotide technology that is specific for the applicable hepatic target which is the basis of any Pfizer program.

The stated term of the Pfizer Collaboration Agreement commenced on May 5, 2016 and terminates on the date of the last to expire payment obligations with respect to each Pfizer Program and with respect to each Wave Program, expires on a program-by-program basis accordingly. Pfizer may terminate its rights related to a Pfizer Program under the Pfizer Collaboration Agreement at its own convenience upon 90 days’ notice to the Company. The Company may also terminate its rights related to a Wave Program at its own convenience upon 90 days’ notice to Pfizer. The Pfizer Collaboration Agreement may also be terminated by either party in the event of an uncured material breach of the Collaboration Agreement by the other party or the Company.

During the three and six months ended June 30, 2016, the Company recognized revenue of $0.4 million under the Pfizer Collaboration Agreement. Deferred revenue amounted to $9.6 million at June 30, 2016, of which $2.5 million is included in current liabilities.

5. NET LOSS PER ORDINARY SHARE

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

The following ordinary share equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2016	2015
Options to purchase ordinary shares	3,152,926	1,844,770
Series A preferred shares	3,901,348	3,901,348

6. INCOME TAXES

The Company is a multi-national company subject to taxation in the United States, Japan, Ireland and Singapore. During the six months ended June 30, 2016 and 2015, the Company recorded a tax provision of less than $0.1 million and $0.1 million, respectively, each of which are a result of income generated in the United States for each respective period. During the three and six months ended June 30, 2016 and 2015, the Company recorded no income tax benefits for the net operating losses incurred in Japan and Singapore, due to its uncertainty of realizing a benefit from those items.

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

7. RELATED PARTIES

The Company had the following related party transactions for the periods presented in the accompanying condensed consolidated financial statements, which have not otherwise been discussed in these notes to the condensed consolidated financial statements. (Amounts are presented in thousands):

•	The Company had cash of $116 and $115 at June 30, 2016 and December 31, 2015, respectively, in depository accounts with Kagoshima Bank, Ltd., an affiliate of one of the Company’s shareholders, Kagoshima Shinsangyo Sousei Investment Limited Partnership.

•	The Company made payments for lease rentals and other related expenses in the amount of $11 and $36 to Shin Nippon Biomedical Laboratories Ltd. (“SNBL”) for the three months ended June 30, 2016 and June 30, 2015. For the six months ended June 30, 2016 and 2015 the Company paid SNBL $51, and $89, respectively for lease rentals and other related expenses. As of June 30, 2016 and December 31, 2015, the Company owed $49 and $59, respectively, related to this rental obligation.

•	Pursuant to the terms of a service agreement previously held with SNBL, the Company paid SNBL $1 and $2 for the three months ended June 30, 2016 and 2015, respectively, for accounting and administrative services provided to the Company and its affiliates. For the six months ended June 30, 2016 and 2015 the Company paid SNBL $3 and $8, respectively for accounting and administrative services provided to the Company and its affiliates.

•	Pursuant to the terms of a service agreement with SNBL, which the Company entered into in the third quarter 2015, the Company paid SNBL $210 and $325 for the three and six months ended June 30, 2016, respectively, for contract research services provided to the Company and its affiliates. As the agreement was not entered into until later in 2015, there were no payments made related to this agreement for the three and six months ended June 30, 2015.

•	In 2012, the Company entered into a consulting agreement with Dr. Gregory L. Verdine for services in the capacity as a scientific advisor. The consulting agreement does not have a specific term and may be terminated by either party upon 14 days’ prior written notice. The Company pays the shareholder $13 per month and reimbursement for certain expenses.

•	The Company also has an informal consulting arrangement with Dr. Takeshi Wada for scientific advisory services in the amount of 250 Japanese yen, or approximately $2, per month, plus reimbursement of certain expenses.

8. GEOGRAPHIC DATA

The Company’s long-lived assets consist of property and equipment and are located in the following geographical areas:

	June 30, 2016	December 31, 2015
	(in thousands)
Asia	$527	$578
United States	4,566	2,211

Total long-lived assets	$5,093	$2,789

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016 (the “2015 Annual Report on Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under the caption “Risk Factors” in our 2015 Annual Report on Form 10-K, our actual results could differ materially from the results described, in or implied, by these forward-looking statements

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future. Forward-looking statements include statements about our success, cost and timing of our product development activities and future clinical trials; the timing of and our ability to obtain and maintain regulatory approvals for any of our product candidates; our ability to identify and develop new product candidates; our intellectual property position; our manufacturing and commercialization capabilities and strategy; our use of proceeds from our initial public offering; our estimates regarding future expenses and needs for additional financing; our ability to identify, recruit and retain key personnel; our financial performance; our competitive position; our liquidity and working capital requirements; and the expected impact of new accounting standards. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these statements, including the following: the ability of our preclinical studies to produce data sufficient to support the filing of investigational new drug applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our effectiveness in managing future clinical trials and regulatory processes; the success of our platform in identifying viable candidates; the continued development and acceptance of nucleic acid therapeutics as a class of drugs; our ability to demonstrate the therapeutic benefits of our stereopure candidates in clinical trials, including our ability to develop candidates across multiple therapeutic modalities; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to raise additional capital as needed; and competition from others developing therapies for similar uses, as well as the information under the caption “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) and in other filings we make with the SEC. If our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, these statements should not be regarded as representations or warranties by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

As used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise indicates, references to “WAVE,” the “Company,” “we,” “our,” “us” or similar terms refer to WAVE Life Sciences Ltd. and our wholly owned subsidiaries.

Overview

We are a preclinical biotechnology company with an innovative and proprietary synthetic chemistry drug development platform that we are using to design, develop and commercialize a broad pipeline of first-in-class or best-in-class nucleic acid therapeutic candidates. Nucleic acid therapeutics have the potential to address diseases that have been difficult to treat with small molecule drugs or biologics and have emerged as a large and promising class of drugs. We are initially developing nucleic acid therapeutics that target genetic defects to either reduce the expression of disease-promoting proteins or transform the production of dysfunctional mutant proteins into the production of functional proteins. Building upon the innovative work of our scientific founders, Gregory L. Verdine, Ph.D. and Takeshi Wada, Ph.D., our preclinical studies have demonstrated that our stereopure nucleic acid therapeutics may achieve superior drug properties as compared to mixture-based nucleic acid therapeutics. Our platform is designed to enable us to rationally design, optimize and manufacture stereopure nucleic acid therapeutics. Further, our platform has the potential to be used to design therapies that utilize any of the major molecular mechanisms employed by nucleic acid therapeutics, including antisense, ribonucleic acid interference (“RNAi”) and exon skipping.

We are advancing a diverse pipeline of stereopure nucleic acid medicines across a broad spectrum of rare genetic diseases in multiple therapeutic areas, with a focus on treatments for neurological, neuromuscular and neurosensory disorders. Our most advanced therapeutic programs are in Huntington’s disease and Duchenne muscular dystrophy (“DMD”). In Huntington’s disease, we have lead programs targeting HTT SNP-1 and HTT SNP-2 and in DMD, our lead program targets Exon 51. We expect to file investigational new drug applications (“INDs”) with the U.S. Food and Drug Administration (“FDA”) for HTT SNP-1 and HTT SNP-2 in late 2016 and Exon 51 in mid-2017. In addition, we have identified over 20 potential target indications and we are working toward candidate selection for many of those indications.

Since our inception in 2012, we have devoted substantially all of our resources to developing an innovative and proprietary synthetic chemistry drug development platform that we are using to design, develop and commercialize nucleic acid therapeutic programs, advancing our neurology franchise, expanding our research and development activities as we prepare to enter the clinic, building our intellectual property portfolio, developing our supply chain, planning our business strategy, raising capital and providing general and administrative support for these operations. To date, we have not generated any product revenue and we have primarily financed our operations through sales of our securities.

In November 2015, we completed an initial public offering of our ordinary shares, in which we received aggregate net proceeds, inclusive of the partial over-allotment exercise in December 2015, of approximately $100.4 million.

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss was $19.4 million and $7.2 million in the six months ended June 30, 2016 and 2015 respectively. As of June 30, 2016 and December 31, 2015, we had an accumulated deficit of $54.5 million and $35.1 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

Recent Developments

On May 5, 2016, we entered into a research, license and option agreement (the “Pfizer Collaboration Agreement”) with Pfizer Inc. and a share purchase agreement (the “Pfizer Equity Agreement,” together with the Pfizer Collaboration Agreement, the “Pfizer Agreements”) with an affiliate of Pfizer Inc. We refer to Pfizer Inc. and its affiliate as “Pfizer.” Pursuant to these agreements, Pfizer paid us $40.0 million upfront, including $10.0 million as an upfront license fee and $30.0 million in the form of an equity investment in which we sold 1,875,000 of our ordinary shares to an affiliate of Pfizer. Under the Pfizer Collaboration Agreement, we and Pfizer agreed to collaborate during a four-year research term on the discovery, development and commercialization of stereopure oligonucleotide therapeutics for up to five programs, each directed at a genetically-defined hepatic target selected by Pfizer. For additional information regarding these agreements, see Note 4 of the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Financial Operations Overview

Revenue

We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenue during the three and six months ended June 30, 2016 represented revenue earned under the Pfizer Collaboration Agreement that we entered into in May 2016. Our revenue during the three and six months ended June 30, 2015 was related to research and development services performed under an agreement that was terminated in May 2015.

Operating Expenses

Our operating expenses since inception have consisted primarily of research and development costs and general and administrative costs.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

•	expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research and preclinical studies on our behalf, as well as contract manufacturing organizations, or CMOs, that manufacture drug products for use in our preclinical studies;

•	employee salaries, bonuses and other related benefits costs, including share-based compensation expense, for personnel in our research and development organization;

•	costs of third-party consultants, including fees, share-based compensation and related travel expenses;

•	the cost of sponsored research, which includes laboratory supplies and facility-related expenses, including rent, maintenance and other operating costs; and

•	costs related to compliance with regulatory requirements.

We recognize research and development costs as incurred, which are reflected in our financial statements as prepaid or accrued research and development expenses. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses.

Our primary research and development focus since inception has been the development of our innovative and proprietary synthetic chemistry drug development platform. We are using our platform to design, develop and commercialize a broad pipeline of nucleic acid therapeutic candidates.

Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of CROs, consultants, and other external costs incurred in connection with our preclinical studies and regulatory fees. However, we do not allocate the cost of sponsored research on a program-by-program basis, because these costs are deployed across multiple product programs under development and, as such, are classified as costs of our research. The cost of sponsored research includes laboratory supplies, equipment repairs and maintenance and facility-related expenses.

The table below summarizes our research and development expenses incurred on our platform and by program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
HD HTT SNP-1 and HD HTT SNP-2 programs (1)	$2,681	$186	$3,158	$215
DMD Exon 51 program	632	156	867	188
Other discovery programs, platform development and identification of potential drug discovery candidates	5,088	1,508	9,112	3,054

Total research and development expenses	$8,401	$1,850	$13,137	$3,457

(1)	Given the nature of program development for the HD HTT SNP-1 and HD HTT SNP-2 programs, the costs incurred in these programs have been common to both programs and therefore are not separable. We expect that upon the filing of an IND with respect to the lead product candidate in each of these programs and the initiation of clinical trials for each such candidate, the costs incurred for each such candidate will be separate and distinct.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our expenses related to salaries, bonuses and other related benefits costs will increase in the future as we attract and maintain additional personnel. We expect that our research and development expenses will continue to increase in the foreseeable future as we initiate clinical trials for certain of our product candidates, continue to discover and develop additional product candidates, and pursue later stages of clinical development of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, bonuses and other related benefits costs, including share-based compensation, for personnel in our executive, finance, corporate, business development, legal and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and general corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; other operating costs; and facility-related expenses.

We anticipate that our general and administrative expenses will increase in the future, in the form of additional compensation, including salaries, benefits, incentive arrangements and share-based compensation awards, as we increase our employee headcount to support the expected growth in our research and development activities and the potential commercialization of our product candidates. We also expect to continue to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs.

Other Income (Expense), net

Other income consists primarily of interest income earned on cash balances for the three and six months ended June 30, 2016. For the six months ended June 30, 2015 our other income mainly consisted of reimbursement of research and development costs under a research and development grant awarded by the Japanese Ministry of Economy, Trade and Industry.

Income Taxes

We are a multi-national company subject to taxation in the United States, Japan, Ireland and Singapore. During the six months ended June 30, 2016 and 2015, we recorded a tax provision of less than $0.1 million and $0.1 million, respectively, which is a result of U.S. income generated under research and management services arrangements between our U.S. and Singapore entities.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, costs and expenses, revenue, and related disclosures. During the three and six months ended June 30, 2016, there were no material changes to our critical accounting policies, except for our revenue recognition policy as it relates to the Pfizer Agreements, which we entered into in May 2016, discussed above.

Our critical accounting policies are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our 2015 Annual Report on Form 10-K. We believe that of our critical accounting policies, the accounting policies with respect to income taxes, share-based compensation, and revenue recognition involve the most judgment and complexity.

Accordingly, we believe these identified policies are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Revenue Recognition

As of June 30, 2016, our only significant source of revenue relates to the Pfizer Agreements which we entered into in May 2016 related to the discovery, development and commercialization of stereopure oligonucleotide therapeutics for up to five programs, each directed at a genetically-defined hepatic target selected by Pfizer, (see Note 4 of the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements).

We present revenue from the Pfizer Collaboration Agreement under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements. We recognize revenue in accordance with ASC Topic 605, Revenue Recognition, or ASC 605. Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectability is reasonably assured.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in our consolidated balance sheets.

Multiple Element Arrangements

We analyze multiple element arrangements based on the guidance in ASC Topic 605-25, Revenue Recognition—Multiple Element Arrangements, or ASC 605-25. Pursuant to the guidance in ASC 605-25, we evaluate multiple element arrangements to determine

(1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separate from other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially within our control. In assessing whether an item under a collaboration has standalone value, we consider factors such as the research, manufacturing, and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. We also consider whether our collaboration partner can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s), and whether there are other vendors that can provide the undelivered element(s).

Options under a collaboration agreement are considered substantive if, at the inception of the arrangement, we are at risk as to whether the collaboration partner will choose to exercise the option. Factors that we consider in evaluating whether an option is substantive include the cost to exercise the option, the overall objective of the arrangement, the benefit the collaboration partner might obtain from the arrangement without exercising the option, and the likelihood the option will be exercised. When an option is considered substantive, we would not consider the option or item underlying the option to be a deliverable at the inception of the arrangement and the associated option fees are not included in allocable consideration, assuming the option is not priced at a significant and incremental discount. Conversely, when an option is not considered substantive, we would consider the option, including other deliverables contingent upon the exercise of the option, to be a deliverable at the inception of the arrangement and a corresponding amount would be included in allocable arrangement consideration. In addition, if the price of the option includes a significant incremental discount, the discount would be included as a deliverable at the inception of the arrangement.

Allocation of Arrangement Consideration

Arrangement consideration that is fixed or determinable is allocated among the separate units of accounting using the relative selling price method. The applicable revenue recognition criteria in ASC 605 are applied to each of the separate units of accounting in determining the appropriate period and pattern of recognition.

Pattern of Recognition

We recognize arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605 are satisfied for that particular unit of accounting. In the event that a deliverable does not represent a separate unit of accounting, we recognize revenue from the combined unit of accounting over our contractual or estimated performance period for the undelivered elements, which is typically the term of our research and development obligations. If there is no discernible pattern of performance or objectively measurable performance measures do not exist, then we recognize revenue under the arrangement on a straight-line basis over the period we are expected to complete our performance obligations. Conversely, if the pattern of performance in which the service is provided to the customer can be determined and objectively measurable performance measures exist, then we recognize revenue under the arrangement using the proportional performance method. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line method or proportional performance method, as applicable, as of the period ending date.

We have concluded that the deliverables under the Pfizer Collaboration Agreement relate primarily to the research and development required by us for the programs nominated by Pfizer. The remaining deliverables, including sample supplies provided by us to fulfill our obligation as a licensee, participation on a joint steering committee to oversee the research and development activities; and regulatory responsibilities related to filings and obtaining approvals related to the products that may result from each program do not represent separate units of accounting based on their dependence on the research and development efforts.

Because there is no discernible pattern of performance given the nature of the research and development efforts, we recognize the revenue under the Pfizer Collaboration Agreement on a straight-line basis over the period we are expected to complete our performance obligations.

Recognition of Milestones

At the inception of an arrangement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (1) the consideration is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from its performance to achieve the milestone, (2) the consideration relates solely to past performance and (3) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone and the level of effort and investment required to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. Milestones that are not considered substantive are recognized as earned if there are no remaining performance obligations over the remaining period of performance, assuming all other revenue recognition criteria are met.

Results of Operations

Comparison of the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015	Increase (Decrease)
	(in thousands)
Revenues	$417	$126	$291
Operating expenses
Research and development	8,401	1,850	6,551
General and administrative	3,654	1,905	1,749

Total operating expense	12,055	3,755	8,300

Loss from operations	(11,638)	(3,629)	(8,009)
Other income (expense), net	121	(22)	143

Loss before income taxes	(11,517)	(3,651)	(7,866)
Income tax benefit (provision)	(48)	(49)	1

Net loss	$(11,565)	$(3,700)	$(7,865)

Revenue

There was $0.4 million in revenue for the three months ended June 30, 2016, which represents an increase of $0.3 million over the revenue for the three months ended June 30, 2015. The $0.4 million of revenue for the three months ended June 30, 2016 was earned under the Pfizer Agreements, which were entered into in May 2016. The $0.1 million of revenue for the three months ended June 30, 2015 was earned for research and development services performed under a different collaboration agreement, which we entered into in 2014 and which was terminated in May 2015.

Research and Development Expenses

	Three Months Ended June 30,
	2016	2015	Increase
	(in thousands)
HD HTT SNP-1 and HD HTT SNP-2 programs (1)	$2,681	$186	$2,495
DMD Exon 51 program	632	156	476
Other discovery programs, platform development and identification of potential drug discovery candidates	5,088	1,508	3,580

Total research and development expenses	$8,401	$1,850	$6,551

(1)	Given the nature of program development for the HD HTT SNP-1 and HD HTT SNP-2 programs, the costs incurred in these programs have been common to both programs and therefore are not separable. We expect that upon the filing of an IND with respect to the lead product candidate in each of these programs and the initiation of clinical trials for each such candidate, the costs incurred for each such candidate will be separate and distinct.

Research and development expenses were $8.4 million for the three months ended June 30, 2016, compared to $1.9 million for the three months ended June 30, 2015. The increase of $6.6 million was due primarily to the following:

•	an increase of $2.5 million in research expenses related to our HD HTT SNP-1 and HD HTT SNP-2 programs under our collaboration with Children’s Hospital of Philadelphia for preclinical research studies and development expenses for IND-enabling activities related to these programs;

•	an increase of $0.5 million in research expenses related to our DMD Exon 51 program for collaborations with the University of Oxford for preclinical research studies; and

•	an increase of $3.6 million in other discovery, platform development and identification of potential drug discovery candidates, due to an increase in salary, bonus and related benefits costs of $2.2 million, resulting from an increase in employee headcount; and an increase of $1.4 million in research and development supplies and services expenses and facility-related expenses.

General and Administrative Expenses

General and administrative expenses were $3.7 million for the three months ended June 30, 2016, compared to $1.9 million for the three months ended June 30, 2015. The increase of approximately $1.8 million was primarily due to the $0.9 million increase in salary and related benefits and share-based compensation, due to the increase in employee headcount, and the $0.6 million increase in professional fees and outside support services due to the costs of being a public company.

Foreign currency translation did not have a significant impact on changes in our consolidated general and administrative expenses from the three months ended June 30, 2015 to the three months ended June 30, 2016.

Comparison of the six months ended June 30, 2016 and 2015:

The following table summarizes our results of operations for six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015	Increase (Decrease)
	(in thousands)
Revenues	$417	152	$265
Operating expenses
Research and development	13,137	3,457	9,680
General and administrative	6,870	3,789	3,081

Total operating expense	20,007	7,246	12,761

Loss from operations	(19,590)	(7,094)	(12,496)
Other income (expense), net	221	28	193

Loss before income taxes	(19,369)	(7,066)	(12,303)
Income tax benefit (provision)	(43)	(99)	56

Net loss	$(19,412)	$(7,165)	$(12,247)

Revenue

There was $0.4 million in revenue for the six months ended June 30, 2016, which represents a $0.3 million increase in revenue over the $0.2 million of revenue for the six months ended June 30, 2015. The $0.4 million of revenue for the six months ended June 30, 2016 was earned under the Pfizer Agreements, which we entered into in May 2016. The $0.2 million of revenue for the six months ended June 30, 2015 was earned for research and development performed under a different collaboration agreement, which we entered into in 2014 and which was terminated in May 2015.

Research and Development Expenses

The table below summarizes our research and development expenses incurred for the three months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015	Increase
	(in thousands)
HD HTT SNP-1 and HD HTT SNP-2 programs (1)	$3,158	$215	$2,943
DMD Exon 51 program	867	188	679
Other discovery programs, platform development and identification of potential drug discovery candidates	9,112	3,054	6,058

Total research and development expenses	$13,137	$3,457	$9,680

(1)	Given the nature of program development for the HD HTT SNP-1 and HD HTT SNP-2 programs, the costs incurred in these programs have been common to both programs and therefore are not separable. We expect that upon the filing of an IND with respect to the lead product candidate in each of these programs and the initiation of clinical trials for each such candidate, the costs incurred for each such candidate will be separate and distinct.

Research and development expenses were $13.1 million for the six months ended June 30, 2016 compared to $3.5 million for the six months ended June 30, 2015. The increase of $9.7 million was due primarily to the following:

•	an increase of $2.9 million in research expenses related to our HD HTT SNP-1 and HD HTT SNP-2 programs under our collaboration with Children’s Hospital of Philadelphia for preclinical research studies and development expenses for IND-enabling activities related to these programs;

•	an increase of $0.7 million in research expenses related to our DMD Exon 51 program for collaborations with the University of Oxford and other organizations for preclinical research studies; and

•	an increase of $6.1 million in other discovery, platform development and identification of potential drug discovery candidates, due to an increase in salary, bonus and related benefits costs of $3.3 million, resulting from an increase in employee headcount, and an increase of $2.8 million in research and development supplies and services expenses and facility-related expenses.

Foreign currency translation did not have a significant impact on changes in our consolidated research and development expenses from the six months ended June 30, 2015 to the six months ended June 30, 2016.

General and Administrative Expenses

General and administrative expenses were $6.9 million for the six months ended June 30, 2016, compared to $3.8 million for the six months ended June 30, 2015. The increase of approximately $3.1 million was primarily due to the increase in professional fees and outside support services of $1.7 million due to the costs of being a public company, and the increase in salary and related benefits of $0.9 million due to the increase in employee headcount, with the remainder of the change resulting from increases in various general operating expenses.

Foreign currency translation did not have a significant impact on changes in our consolidated general and administrative expenses from the six months ended June 30, 2015 to the six months ended June 30, 2016.

Income Tax Benefit (Provision)

During the six months ended June 30, 2016 and 2015, we recorded a tax provision of less than $0.1 million and a tax provision of $0.1 million, respectively, which is a result of U.S. income generated under research and management services arrangements between our U.S. and Singapore entities. During the three months ended June 30, 2016 and 2015, we recorded no income tax benefits for the net operating losses incurred in Japan and Singapore, due to uncertainty regarding future taxable income in these jurisdictions.

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

On May 5, 2016, we entered into the Pfizer Collaboration Agreement and the Pfizer Equity Agreement. Pursuant to these agreements, Pfizer paid us $40.0 million upfront, including $10.0 million as an upfront license fee and $30.0 million in the form of an equity investment in which we sold 1,875,000 of our ordinary shares to an affiliate of Pfizer.

Since our inception, we have not generated any product revenue and have incurred recurring net losses.

As of June 30, 2016, we had cash totaling $181.8 million and an accumulated deficit of $54.5 million and restricted cash of $1.1 million related primarily to a letter of credit for our office and laboratory space in Cambridge, Massachusetts.

We expect that the cash resources we had on hand at June 30, 2016 will fund our operating expenses and capital expenditure requirements into 2019. We have based this estimate on assumptions that may prove to be incorrect, and we may use our available capital resources sooner than we currently expect.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash used in operating activities	$(6,746)	$(3,011)
Cash used in investing activities	(1,559)	(1,430)
Cash provided by financing activities	28,922	11,646
Effect of foreign exchange rates of cash	(72)	(474)

Net increase in cash	$20,545	$6,731

Operating Activities

During the six months ended June 30, 2016, operating activities used approximately $6.7 million of cash, which was the result of our net loss of $19.4 million, offset by changes in operating assets and liabilities of $9.9 million and non-cash charges of $2.8 million. The non-cash charges were related primarily to share-based compensation of $2.1 million. The cash provided from changes in operating assets and liabilities was driven by the $9.6 million increase in deferred revenue as a result of the upfront payments received pursuant to the Pfizer Agreements.

During the six months ended June 30, 2015, operating activities used $3.0 million of cash, which was the result of our net loss of $7.2 million, offset by non-cash charges of $3.0 million and changes in operating assets and liabilities of $1.4 million. The non-cash charges were related primarily to share-based compensation of $2.5 million. The changes in operating assets and liabilities were mainly driven by the $1.7 million of changes in accounts payable.

Investing Activities

During the six months ended June 30, 2016 investing activities used $1.6 million of cash, consisting primarily of purchases of property and equipment.

During the six months ended June 30, 2015, investing activities used $1.4 million of cash, consisting primarily of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2016, net cash provided by financing activities was $28.9 million, which was primarily due to the $30.0 million in proceeds from the issuance of 1,875,000 shares to an affiliate of Pfizer related to the Pfizer Equity Agreement.

During the six months ended June 30, 2015, net cash provided by financing activities was $11.6 million, primarily from the issuance of ordinary shares to investors.

Effect of Foreign Exchange Rates on Cash

During the six months ended June 30, 2016, the effect of changes in foreign exchange rates on cash was $0.1 million, primarily due to changes in the Japanese yen from December 31, 2015 to June 30, 2016.

During the six months ended June 30, 2015, the effect of changes in foreign exchange rates on cash was $0.5 million, primarily due to changes in the Japanese yen related primarily to the translation of intercompany accounts denominated in Japanese yen from December 31, 2014 to June 30, 2015.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities. In addition, we expect to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	file INDs and initiate clinical trials for our programs in Huntington’s disease and DMD;

•	conduct research and continue preclinical development of discovery targets and other future potential pipeline candidates;

•	make strategic investments in manufacturing processes and formulations;

•	develop manufacturing capabilities through outsourcing and potentially build a scalable manufacturing facility;

•	maintain our intellectual property portfolio and consider the acquisition of complementary intellectual property; and

•	seek regulatory approvals for our product candidates.

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

Because of the numerous risks and uncertainties associated with the development of drug candidates or follow-on programs and because the extent to which we may enter into collaborations with third parties for development of product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development for our therapeutic programs. Our future capital requirements for our therapeutic programs will depend on many factors, including:

•	the progress and results of conducting research and continued preclinical development within our therapeutic programs and with respect to future potential pipeline candidates;

•	the cost of manufacturing clinical supplies of our product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates, including the Pfizer Agreements.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our product revenue, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds, except for the aforementioned Pfizer Agreement which was entered into on May 5, 2016. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute our shareholders’ ownership interests.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Contractual Obligations and Commitments” in our 2015 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2016 that had or were reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates as well as, to a lesser extent, inflation, and capital market risk.

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. Our cash is held in readily available checking accounts.

Foreign Currency Risk

We are exposed to market risk related to changes in the value of the Japanese yen, which is the currency in which our Japanese subsidiary conducts its business. As of June 30, 2016 and December 31, 2015, 0.4% and 0.5% of our assets, respectively, were located in Japan, and 0.8%, and 4.5% of our general and administrative expenses were transacted in Japanese yen during the six months ended June 30, 2016 and 2015 respectively. Additionally, 3.1%, and 3.6% of our research and development expenses were transacted in Japanese yen during the six months ended June 30, 2016 and 2015, respectively. When the U.S. dollar strengthens relative to the yen, our U.S. dollar reported revenue and expense from non-U.S. dollar denominated income and operating costs will decrease. Conversely, when the U.S. dollar weakens relative to the yen, our U.S. dollar reported revenue and expenses from non-U.S. dollar denominated income and operating costs will increase. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, results of operations, financial condition or cash flows. Our foreign currency sensitivity is affected by changes in the Japanese yen, which is impacted by economic factors both locally in Japan and worldwide. A hypothetical 10% change in foreign currency rates would not have a material impact on our historical financial position or results of operations.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations for the three and six months ended June 30, 2016 and 2015.

Capital Market Risk

We currently have no product revenues and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends in part upon capital market forces affecting our share price.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weakness described below.

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

We have begun our remediation plan and have hired and intend to hire additional accounting and finance personnel. Additionally, we are in the process of implementing a more robust review process, and increasing the supervision and monitoring of the financial reporting process intended to remediate the identified material weakness.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 15, 2016

WAVE LIFE SCIENCES LTD.

By:	/s/ Paul B. Bolno, M.D.
Paul B. Bolno, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kyle Moran
Kyle Moran
Vice President, Head of Finance (Principal
Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.1†	Research, License and Option Agreement by and between the Registrant and Pfizer Inc., dated as of May 5, 2016	X

10.2†	Share Purchase Agreement by and between the Registrant and C.P. Pharmaceuticals International C.V., dated as of May 5, 2016	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32.1*	Section 1350 Certification of Principal Executive Officer	X

32.2*	Section 1350 Certification of Principal Financial Officer	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

(*)	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of WAVE Life Sciences Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-Q), irrespective of any general incorporation language contained in such filing.
(†)	Confidential treatment is being requested with respect to certain portions of this exhibit. Omitted portions are being filed separately with the Securities and Exchange Commission.