Form 10-Q
period 2016-09-30
Wave Life Sciences Ltd.
filed 2016-11-09
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 001-37627

WAVE LIFE SCIENCES LTD.

(Exact name of registrant as specified in its charter)

Singapore State or other jurisdiction of incorporation or organization)	Not applicable (I.R.S. Employer Identification No.)

8 Cross Street #10-00, PWC Building Singapore 048424 (Address of principal executive offices)	+65 6236 3388 (Registrant’s telephone number)

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

The number of outstanding ordinary shares of the registrant as of November 1, 2016 was 23,475,469.

WAVE LIFE SCIENCES LTD.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$169,015	$161,220
Accounts receivable	2,500	—
Prepaid expenses and other current assets	625	146
Deferred tax assets	—	18
Total current assets	172,140	161,384
Property and equipment, net	6,693	2,789
Deferred tax assets	32	192
Restricted cash	1,055	1,055
Other assets	53	4
Total assets	$179,973	$165,424
Liabilities, Series A preferred shares and shareholders’ equity
Current liabilities:
Accounts payable	$3,825	$2,811
Accrued expenses and other current liabilities	4,833	945
Current portion of capital lease obligation	62	62
Deferred tax liabilities	—	—
Current portion of deferred revenue	2,705	—
Total current liabilities	11,425	3,818
Long-term liabilities:
Capital lease obligation, net of current portion	31	78
Deferred revenue, net of current portion	8,987	—
Other liabilities	522	163
Total long-term liabilities	9,540	241
Total liabilities	$20,965	$4,059
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding	7,874	7,874
Shareholders’ equity:
Ordinary shares, no par value; 23,474,369 and 21,551,423 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	215,505	185,344
Additional paid-in capital	7,568	3,182
Accumulated other comprehensive income	84	41
Accumulated deficit	(72,023)	(35,076)
Total shareholders’ equity	151,134	153,491
Total liabilities, Series A preferred shares and shareholders’ equity	$179,973	$165,424

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$392	$—	$809	$152
Operating expenses:
Research and development	13,686	2,132	26,823	5,589
General and administrative	3,939	2,858	10,809	6,647
Total operating expenses	17,625	4,990	37,632	12,236
Loss from operations	(17,233)	(4,990)	(36,823)	(12,084)
Other income (expense):
Interest income (expense), net	118	25	328	10
Other income (expense), net	(36)	112	(25)	155
Total other income (expense), net	82	137	303	165
Loss before income tax provision	(17,151)	(4,853)	(36,520)	(11,919)
Income tax provision	(384)	(83)	(427)	(182)
Net loss	$(17,535)	$(4,936)	$(36,947)	$(12,101)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.75)	$(0.54)	$(1.64)	$(1.36)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	23,445,673	9,223,405	22,571,575	8,895,660

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(17,535)	$(4,936)	$(36,947)	$(12,101)
Other comprehensive income (loss):
Foreign currency translation	8	9	43	(13)
Comprehensive loss	$(17,527)	$(4,927)	$(36,904)	$(12,114)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(36,947)	$(12,101)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	525	462
Share-based compensation expense	4,319	3,210
Deferred rent	371	(4)
Deferred income taxes	178	182
Tax benefit related to share-based compensation	(67)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,500)	193
Prepaid expenses and other current assets	(466)	(40)
Other non-current assets	(53)	—
Accounts payable	1,899	2,464
Accrued expenses and other current liabilities	2,484	(73)
Deferred revenue	11,692	(152)
Other non-current liabilities	(13)	—
Net cash used in operating activities	(18,578)	(5,859)
Cash flows from investing activities
Increase in restricted cash	—	(1,055)
Proceeds from government grant reimbursements for property and equipment	—	3
Proceeds from the sale of property and equipment	4	—
Purchases of property and equipment	(2,838)	(887)
Net cash used in investing activities	(2,834)	(1,939)
Cash flows from financing activities
Proceeds from issuance of ordinary shares, net of offering costs	30,000	11,631
Proceeds from issuance of Series B preferred shares, net of offering costs	—	62,643
Proceeds from government grant	—	112
Costs associated with initial public offering	(1,075)	(1,417)
Payments on capital lease obligation	(47)	(112)
Proceeds from the exercise of share options	161	—
Tax benefit related to share-based compensation	67	—
Net cash provided by financing activities	29,106	72,857
Effect of foreign exchange rates on cash	101	(67)
Net increase in cash and cash equivalents	7,795	64,992
Cash and cash equivalents at beginning of period	161,220	1,048
Cash and cash equivalents at end of period	$169,015	$66,040
Supplemental disclosure of cash flow information:
Reclassification of Series A preferred shares from permanent equity to temporary equity	$—	$7,874
Equipment acquired for capital lease obligation	$—	$268
Increase in accounts payable for initial public offering costs	$—	$319
Property and equipment purchases in accounts payable and accrued expenses at period end	$1,595	$—

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

The Company was incorporated in Singapore on July 23, 2012 and has its principal office in Cambridge, Massachusetts. The Company was incorporated with the purpose of combining two commonly held companies, WAVE Life Sciences USA, Inc. (“WAVE USA”), a Delaware corporation (formerly Ontorii, Inc.), and WAVE Life Sciences Japan, Inc. (“WAVE Japan”), a company organized under the laws of Japan (formerly Chiralgen., Ltd.), which occurred on September 12, 2012. On May 31, 2016, WAVE Life Sciences Ireland Limited (“WAVE Ireland”) was formed as a wholly-owned subsidiary of WAVE Life Sciences Ltd.  It was formed as a private company limited by shares and the company number is 583482. Its registered office is One Spencer Dock, North Wall Quay, Dublin 1, Ireland.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2015, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016, have had no material changes during the three and nine months ended September 30, 2016, except for the two items discussed below.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are comprised of funds in money market accounts.

Revenue Recognition

To date, the Company’s only significant source of revenue is derived from the Pfizer Collaboration Agreement (as defined in Note 4), pursuant to which the Company and Pfizer (as defined in Note 4) have agreed to collaborate on the discovery, development and commercialization of stereopure oligonucleotide therapeutics for the Pfizer Programs (as defined in Note 4), each directed at a genetically-defined hepatic target selected by Pfizer. We entered into the Pfizer Collaboration Agreement in May 2016.

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

The Company evaluates multiple‑element arrangements based on the guidance in ASC Topic 605‑25, Revenue Recognition Multiple‑Element Arrangements (“ASC 605‑25”). Pursuant to the guidance in ASC 605‑25, the Company evaluates multiple‑element arrangements to determine (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires the Company to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that the delivered item has value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. In assessing whether an item has standalone value, the Company considers factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can use a deliverable for its intended purpose without the receipt of the remaining deliverable, whether the value of the deliverable is dependent on the undelivered item and whether there are other vendors that can provide the undelivered items.

The Pfizer Collaboration Agreement provides Pfizer with certain options and the Company is required to consider whether such options are substantive.  Options are considered substantive if, at the inception of the arrangement, the Company is at risk as to whether the collaboration partner will choose to exercise the option. Factors that the Company considers in evaluating whether an option is substantive include the cost to exercise the option, the overall objective of the arrangement, the benefit the collaborator might obtain from the arrangement without exercising the option and the likelihood the option will be exercised.

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

The Company has determined that the options held by Pfizer under the Pfizer Collaboration Agreement are not substantive, mainly because they are deemed to be priced at a significant incremental discount as compared to the upfront license fee. Accordingly, the options are considered deliverables at the inception of the arrangement and, therefore, the Company has included any related amounts in the allocable consideration at the outset of the arrangement, which totals $17.5 million.

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

Aside from the program nomination milestone payments, which relate to the options described above, the remaining milestone payments required under the Pfizer Collaboration Agreement are contingent upon the Company’s performance under the Pfizer Collaboration Agreement, including in certain instances, regulatory approval.  The Company views the milestones as substantive and has excluded the amounts as allocable consideration at the outset of the arrangement.

During the nine months ended September 30, 2016, the Company received a non-refundable upfront payment of $40.0 million under the Pfizer Collaboration Agreement (as defined in Note 4), which included payment for 1,875,000 shares of the Company’s ordinary shares, which were valued at $30.0 million based on the purchase price of $16.00 per share.  During the three months ended September 30, 2016, the Company recorded a receivable of $2.5 million related to a milestone payment that is due from Pfizer under the Pfizer Collaboration Agreement.

The Company recognizes arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605 are satisfied for that particular unit of accounting. In the event that a deliverable does not represent a separate unit of accounting, the Company recognizes revenue from the combined unit of accounting over the Company’s contractual or estimated performance period for the undelivered elements, which is typically the term of the Company’s research and development obligations. If there is no discernible pattern of performance or objectively measurable performance measures do not exist, then the Company recognizes revenue under the arrangement on a straight‑line basis over the period the Company is expected to complete its performance obligations. Conversely, if the pattern of performance in which the service is provided to the customer can be determined and objectively measurable performance measures exist, then the Company recognizes revenue under the arrangement using the proportional performance method. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight‑line method or proportional performance method, as applicable, as of the period ending date.

The Company has concluded that the deliverables under the Pfizer Collaboration Agreement relate primarily to the research and development required by the Company for each of the programs nominated by Pfizer.  The remaining deliverables, including sample supplies provided by each party to fulfill its obligation as a licensee, participation on a joint steering committee to oversee the research and development activities, and regulatory responsibilities related to filings and obtaining approvals related to the products that may result from each program do not represent separate units of accounting based on their dependence on the research and development efforts.

Because there is no discernible pattern of performance given the nature of the research and development efforts, the Company recognizes the allocated revenue for each deliverable under the Pfizer Collaboration Agreement on a straight‑line basis over the period the Company is expected to complete its performance obligations for each deliverable, or unit of accounting. For the first two Pfizer Programs, this period is expected to be from the initiation date of the Pfizer Collaboration Agreement, which was May 5, 2016, and for the other Pfizer Programs, the period is expected to be from the date that work commences on those programs through the earlier of (a) the termination of the research and development performance obligations under the Pfizer Collaboration Agreement, which is May 5, 2020 (the “Research Term”), or (b) the estimated date the Company expects to meet its research and development performance obligations under the Pfizer Collaboration Agreement. Given the uncertainty as to when the research and development performance obligations will be completed, the Company has used the Research Term, for purposes of applying the straight-line method for revenue recognition for the three and nine months ended September 30, 2016.

Unaudited Interim Financial Data

The accompanying interim condensed consolidated balance sheet as of September 30, 2016, the related interim condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015, and the related interim information contained within the notes to the condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2016 and 2015 are unaudited. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the

Company’s financial position and results of operations for the interim periods ended September 30, 2016 and 2015. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or any other interim period or future year or period.

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The update includes a short-term lease exception for leases with a term of 12 months or less, in which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases, using classification criteria that are substantially similar to the previous guidance. For lessees, the recognition, measurement, and presentation of expenses and cash flows arising from a lease have not significantly changed from previous U.S. GAAP. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply as well as transition guidance specific to nonstandard leasing transactions. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the potential impact that ASU 2016-02 may have on its consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”).  The ASU requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Prior to the issuance of this ASU, existing guidance prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. ASU 2016-16 will be effective for the Company in the first quarter of 2018 with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-16 will have on the Company’s consolidated financial statements or related disclosures.

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

As of September 30, 2016, 1,293,750 ordinary shares remained available for future grant under the 2014 Plan.

The Company measures and records the value of options granted to non-employees over the period of time that services are provided and, as such, unvested portions are subject to re-measurement at subsequent reporting periods.

Share Options

Share option activity under the 2014 Plan for the nine months ended September 30, 2016 is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Options outstanding as of January 1, 2016	2,215,342	$3.88
Granted	1,359,300	$19.65
Exercised	(47,946)	$3.38
Cancelled or forfeited	(17,454)	$22.91
Outstanding as of September 30, 2016	3,509,242	$9.98
Options exercisable as of September 30, 2016	1,077,232	$2.54
Options vested and expected to vest as of September 30, 2016	3,387,639	$9.87

The Company recorded share-based compensation expense related to options granted to non-employees in the amount of $0.9 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016 and 2015, the Company recorded share-based compensation expense related to options granted to non-employees in the amount of $1.9 million and $1.2 million, respectively. Share-based compensation expense related to non-employees is recorded in research and development expenses.

Restricted Share Units

Restricted share unit activity for the nine months ended September 30, 2016 is summarized as follows:

	RSUs	Average Grant Date Fair Value (in dollars per share)
RSUs Outstanding as of January 1, 2016	—	$—
Granted	22,750	$21.69
Vested	—	$—
Forfeited	—	$—
RSUs Outstanding at September 30, 2016	22,750	$21.69

In July 2016, the Company granted 22,750 restricted share units with a grant date fair value of $21.69 per unit. The restricted share units fully vest upon the first anniversary of the grant date.  Share-based compensation expense related to the restricted share units is recorded in research and development expenses.

Share-based compensation expense for the three and nine months ended September 30, 2016 and 2015 was classified in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Research and development expenses	$1,695	$476	$3,207	$1,657
General and administrative expenses	486	242	1,112	1,553
Total share-based compensation	$2,181	$718	$4,319	$3,210

4. PFIZER COLLABORATION AND SHARE PURCHASE AGREEMENT

On May 5, 2016, the Company entered into a Research, License and Option Agreement (the “Pfizer Collaboration Agreement”) with Pfizer Inc. (“Pfizer”). Pursuant to the terms of the Pfizer Collaboration Agreement, the Company and Pfizer agreed to collaborate on the discovery, development and commercialization of stereopure oligonucleotide therapeutics for up to five programs (the “Pfizer Programs”), each directed at a genetically-defined hepatic target selected by Pfizer (the “Collaboration”).  The Company received $10.0 million as an upfront license fee under the Pfizer Collaboration Agreement.  Subject to option exercises by Pfizer, assuming five potential products are successfully developed and commercialized, the Company may earn up to $871.0 million in potential research, development and commercial milestone payments, plus royalties, tiered up to low double-digits, on sales of any products that may result from the Collaboration. None of the payments under the Pfizer Collaboration Agreement are refundable.

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

Pfizer nominated two hepatic targets upon entry into the Collaboration in May 2016. In August 2016, Pfizer nominated the third hepatic target under the Collaboration and has the option to nominate two additional targets by November 5, 2017. The Collaboration is managed by a joint steering committee in which both parties are represented equally, which will oversee the scientific progression of each Pfizer Program up to the clinical candidate stage. During the four-year Research Term and for a period of two years thereafter, the Company has agreed to work exclusively with Pfizer with respect to using any of the Company’s stereopure oligonucleotide technology that is specific for the applicable hepatic target which is the basis of any Pfizer Program.

The stated term of the Pfizer Collaboration Agreement commenced on May 5, 2016 and terminates on the date of the last to expire payment obligations with respect to each Pfizer Program and with respect to each WAVE Program, expires on a program-by-program basis accordingly.  Pfizer may terminate its rights related to a Pfizer Program under the Pfizer Collaboration Agreement at its own convenience upon 90 days’ notice to the Company. The Company may also terminate its rights related to a WAVE Program at its own convenience upon 90 days’ notice to Pfizer.  The Pfizer Collaboration Agreement may also be terminated by either party in the event of an uncured material breach of the Collaboration Agreement by the other party.

During the three and nine months ended September 30, 2016, the Company recognized revenue of $0.4 million and $0.8 million, respectively, under the Pfizer Collaboration Agreement. Deferred revenue amounted to $11.7 million at September 30, 2016, of which $2.7 million is included in current liabilities.

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

The following ordinary share equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2016	2015
Options to purchase ordinary shares	3,509,242	1,943,381
Restricted share units	22,750	—
Series A preferred shares	3,901,348	3,901,348
Series B preferred shares	—	5,334,892

6. LEASES

On September 26, 2016, WAVE Life Sciences USA, Inc. (the “Subsidiary”), a wholly-owned subsidiary of WAVE Life Sciences Ltd. (and together with the Subsidiary for purposes of this Note 6, the “Company”) entered into a Lease Agreement (the “Lease”) with King 115 Hartwell LLC, an affiliate of King Street Properties Investments, LLC (the “Landlord”), primarily to build out and conduct certain of the Company’s Good Manufacturing Practice (“GMP”) manufacturing activities, as well as to provide additional laboratory and office space to support the Company’s growth (the “Manufacturing Facility”). The Manufacturing Facility will supplement the Company’s existing laboratory and office facility (the “Cambridge Facility”) at 733 Concord Avenue, Cambridge, Massachusetts, which serves as the Company’s U.S. headquarters. The Cambridge Facility is also leased to the Company by affiliates of the Landlord. The Manufacturing Facility is located at 115 Hartwell Avenue, Lexington, Massachusetts 02421, which is part of The Hartwell Innovation Campus.

Under the terms of the Lease, the Company will lease 57,561 square feet (the “Initial Manufacturing Space”) for which the Company shall pay an average base rent of approximately $2.8 million per year during the initial term. The initial term of the Lease commences upon the Company’s occupancy of the Manufacturing Facility, which is anticipated under the Lease to be March 21, 2017, and continues for 10 years and nine months from the actual commencement date. The Lease provides the Company with options to renew for two successive terms of five years each, subject to the terms of the Lease.

In addition to the Initial Manufacturing Space, the Company has the option, on or before December 31, 2016, to expand the Initial Manufacturing Space to include the remainder of the building, which is an additional 33,650 square feet (the “Expansion Option”). If the Company exercises the Expansion Option, the Company would be required to pay an additional average base rent of approximately $1.8 million per year during the initial term upon occupancy.

Throughout the term of the Lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the Lease, including a proportionate share of applicable taxes, operating expenses, and utilities. The Lease includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature, including the posting by the Company of an $2.6 million letter of credit as a security deposit which was not posted prior to September 30, 2016.

7. INCOME TAXES

The Company is a multi-national company subject to taxation in the United States, Japan and Singapore. During the nine months ended September 30, 2016 and 2015, the Company recorded a tax provision of $0.4 million and $0.2 million, respectively, each of which are a result of income generated in the United States for each respective period. During the three and nine months ended September 30, 2016 and 2015, the Company recorded no income tax benefits for the net operating losses incurred in Japan and Singapore, due to its uncertainty of realizing a benefit from those items. In May 2016, the Company established a wholly-owned subsidiary in Ireland, however no income tax expense or benefit has been recorded.

The Company’s reserves related to taxes and its accounting for uncertain tax positions are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more-likely-than-not to be realized following resolution of any potential contingencies present related to the tax benefit.

During the nine months ended September 30, 2016, the Company amended its tax filings for transfer pricing adjustments in prior years, resulting in an approximately $1.0 million decrease in the U.S. net operating loss carryforwards and a corresponding decrease in the unrecognized tax benefits. This adjustment has no financial statement impact as historically the net operating losses were netted against the unrecognized tax benefits.

The Company has $0.2 million of federal research and development credit carryforwards as a result of excess tax deductions related to share-based compensation. The Company will realize the benefit of these excess tax deductions through increases to shareholders’ equity in the periods in which these carryforward credits are utilized to reduce cash tax payments.

8. RELATED PARTIES

The Company had the following related party transactions for the periods presented in the accompanying condensed consolidated financial statements, which have not otherwise been discussed in these notes to the condensed consolidated financial statements:

•

The Company had cash of $128 thousand and $115 thousand at September 30, 2016 and December 31, 2015, respectively, in depository accounts with Kagoshima Bank, Ltd., an affiliate of one of our shareholders, Kagoshima Shinsangyo Sousei Investment Limited Partnership.

•

The Company made payments for lease rentals and other related expenses in the amount of $4 thousand and $55 thousand to Shin Nippon Biomedical Laboratories Ltd. (“SNBL”) for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015 the Company paid SNBL $55 thousand, and $144 thousand, respectively, for lease rentals and other related expenses.

•

Pursuant to the terms of a service agreement held with SNBL, the Company paid SNBL $0 and $3 thousand for the three months ended September 30, 2016 and 2015, respectively, for accounting and administrative services provided to the Company and its affiliates. For the nine months ended September 30, 2016 and 2015 the Company paid SNBL $3 thousand and $12 thousand, respectively for accounting and administrative services provided to the Company and its affiliates.

•

Pursuant to the terms of a service agreement with SNBL, which the Company entered into in the third quarter 2015, the Company paid SNBL $4 thousand and $329 thousand for the three and nine months ended September 30, 2016, respectively, for contract research services provided to the Company and its affiliates. Although the agreement was entered into in the third quarter 2015, there were no payments made related to this agreement for the three and nine months ended September 30, 2015.

•

In 2012, the Company entered into a consulting agreement with Dr. Gregory L. Verdine for services in the capacity as a scientific advisor. The consulting agreement does not have a specific term and may be terminated by either party upon 14 days’ prior written notice. Pursuant to the consulting agreement, the Company pays Dr. Verdine $13 thousand per month, plus reimbursement for certain expenses.

•

The Company also has an informal consulting arrangement with Dr. Takeshi Wada for scientific advisory services in the amount of 250 thousand Japanese yen, or approximately $2 thousand, per month, plus reimbursement of certain expenses.

9. GEOGRAPHIC DATA

The Company’s long-lived assets consist of property and equipment and are located in the following geographical areas:

	September 30, 2016	December 31, 2015
	(in thousands)
Asia	$476	$578
United States	6,217	2,211
Total long-lived assets	$6,693	$2,789

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016 (the “2015 Annual Report on Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under the caption “Risk Factors” in our 2015 Annual Report on Form 10-K, our actual results could differ materially from the results described, in or implied, by these forward-looking statements

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future. Forward-looking statements include statements about the success, cost and timing of our product development activities and future clinical trials; the timing of and our ability to obtain and maintain regulatory approvals for any of our product candidates; our ability to identify and develop new product candidates; our intellectual property position; our manufacturing and commercialization capabilities and strategy; our use of proceeds from our initial public offering; our estimates regarding future expenses and needs for additional financing; our ability to identify, recruit and retain key personnel; our financial performance; our competitive position; our liquidity and working capital requirements; and the expected impact of new accounting standards. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these statements, including the following: the ability of our preclinical studies to produce data sufficient to support the filing of investigational new drug applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our effectiveness in managing future clinical trials and regulatory processes; the success of our platform in identifying viable candidates; the continued development and acceptance of nucleic acid therapeutics as a class of drugs; our ability to demonstrate the therapeutic benefits of our stereopure candidates in clinical trials, including our ability to develop candidates across multiple therapeutic modalities; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to raise additional capital as needed; and competition from others developing therapies for similar uses, as well as the information under the caption “Risk Factors” contained in the 2015 Annual Report on Form 10-K filed with the SEC and in other filings we make with the SEC. If our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, these statements should not be regarded as representations or warranties by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

As used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise indicates, references to “WAVE,” the “Company,” “we,” “our,” “us” or similar terms refer to WAVE Life Sciences Ltd. and our wholly-owned subsidiaries.

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

We are advancing a diverse pipeline of stereopure nucleic acid medicines across a broad spectrum of rare genetic diseases in multiple therapeutic areas, with a focus on treatments for neurological, neuromuscular and neurosensory disorders. Our most advanced therapeutic programs are in Huntington’s disease (“HD”) and Duchenne muscular dystrophy (“DMD”). In Huntington’s disease, we have lead programs targeting HTT SNP-1 and HTT SNP-2 and in DMD, our lead program targets Exon 51. We expect to file investigational new drug applications (“INDs”) with the U.S. Food and Drug Administration (“FDA”) for HTT SNP-1 and HTT SNP-2 in late 2016 and Exon 51 in mid-2017. In addition to our lead programs, we have identified over 20 potential target indications and we are working towards candidate selection for Amyotrophic Lateral Sclerosis (“ALS”), among other indications.

In May 2016, we entered into a collaboration with Pfizer focused on the advancement of genetically defined targets for the treatment of metabolic diseases, combining our platform together with GalNAc and Pfizer's hepatic targeting technology for enhanced delivery to the liver (the “Pfizer Collaboration Agreement”).  We continue to evaluate other partnering arrangements as part of our strategic plan to forge collaborations with leaders in therapeutic areas outside of our neurology franchise to bring the potential benefits of stereopure medicines to as many patients as possible.

As part of our strategy to bring greater control over the advancement of our pipeline and the execution of our clinical development plans, we entered into a lease agreement for a new facility on September 26, 2016.  Our plans for this new facility are to build out and enable our internal GMP manufacturing capabilities as well as to provide additional laboratory and office space to support our deep pipeline and long-term growth.  Since our inception in 2012, we have devoted substantially all of our resources to developing an innovative and proprietary synthetic chemistry drug development platform that we are using to design, develop and commercialize nucleic acid therapeutic programs, advancing our neurology franchise, expanding our research and development activities as we prepare to enter the clinic, building our intellectual property portfolio, developing our supply chain, planning our business strategy, raising capital and providing general and administrative support for these operations. To date, we have not generated any product revenue and we have primarily financed our operations through sales of our securities.

In November 2015, we completed an initial public offering of our ordinary shares, in which we received aggregate net proceeds, inclusive of the partial exercise of the underwriters’ over-allotment option in December 2015, of approximately $100.4 million.

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss was $36.9 million and $12.1 million in the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, we had an accumulated deficit of $72.0 million and $35.1 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

Financial Operations Overview

Revenue

We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenue during the three and nine months ended September 30, 2016 represented revenue earned under the Pfizer Collaboration Agreement that we entered into in May 2016. Our revenue during the nine months ended September 30, 2015 was related to research and development services performed under an agreement that was terminated in May 2015.

Operating Expenses

Our operating expenses since inception have consisted primarily of research and development costs and general and administrative costs.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

•

expenses incurred under agreements with third parties, including contract research organizations (“CROs”) that conduct research and preclinical studies on our behalf, as well as contract manufacturing organizations (“CMOs”) that manufacture drug products for use in our preclinical studies;

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

The table below summarizes our research and development expenses incurred on our platform and by program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
HD HTT SNP-1 and HD HTT SNP-2 programs (1)	$3,791	$54	$6,949	$268
DMD Exon 51 program	994	81	1,861	268
Other discovery programs, platform development and identification of potential drug discovery candidates	8,901	1,997	18,013	5,053
Total research and development expenses	$13,686	$2,132	$26,823	$5,589

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, bonuses and other related benefits costs, including share-based compensation, for personnel in our executive, finance, corporate, business development, legal and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and general corporate matters; expenses associated with being a public company; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; other operating costs; and facility-related expenses.

We anticipate that our general and administrative expenses will increase in the future, primarily due to additional compensation, including salaries, benefits, incentive arrangements and share-based compensation awards, as we increase our employee headcount to support the expected growth in our research and development activities and the potential commercialization of our product candidates.

Other Income (Expense), net

Other income consists primarily of interest income earned on cash and cash equivalents balances for the three and nine months ended September 30, 2016. For the nine months ended September 30, 2015, our other income mainly consisted of reimbursement of research and development costs under a research and development grant awarded by the Japanese Ministry of Economy, Trade and Industry.

Income Taxes

We are a multi-national company subject to taxation in the United States, Japan and Singapore. During the nine months ended September 30, 2016 and 2015, we recorded a tax provision of $0.4 million and $0.2 million, respectively, which is a result of U.S. income generated under research and management services arrangements between our U.S. and Singapore entities.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, costs and expenses, revenue, and related disclosures. During the three and nine months ended September 30, 2016, there were no material changes to our critical accounting policies, except for our revenue recognition policy as it relates to the Pfizer Agreements, which we entered into in May 2016, discussed above.

Our critical accounting policies are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our 2015 Annual Report on Form 10-K. We believe that of our critical accounting policies, the accounting policies with respect to income taxes, share-based compensation and revenue recognition involve the most judgment and complexity.

Accordingly, we believe these identified policies are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Revenue Recognition

As of September 30, 2016, our only significant source of revenue related to the Pfizer Collaboration Agreement, which we entered into in May 2016, related to the discovery, development and commercialization of stereopure oligonucleotide therapeutics for up to five programs, each directed at a genetically-defined hepatic target selected by Pfizer (see Note 4 of the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements).

We present revenue from the Pfizer Collaboration Agreement under Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), Topic 808, Collaborative Arrangements.  We recognize revenue in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the seller’s price to the buyer is fixed or determinable; and
•	collectability is reasonably assured.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in our consolidated balance sheets.

Multiple Element Arrangements

We analyze multiple element arrangements based on the guidance in ASC Topic 605‑25, Revenue Recognition—Multiple Element Arrangements (“ASC 605‑25”). Pursuant to the guidance in ASC 605‑25, we evaluate multiple element arrangements to determine (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially within our control. In assessing whether an item has standalone value, we consider factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. We also consider whether our collaboration partner can use a deliverable for its intended purpose without the receipt of the remaining deliverable(s), whether the value of the deliverable is dependent on the undelivered item(s), and whether there are other vendors that can provide the undelivered item(s).

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

Pattern of Recognition

We recognize arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605 are satisfied for that particular unit of accounting. In the event that a deliverable does not represent a separate unit of accounting, we recognize revenue from the combined unit of accounting over our contractual or estimated performance period for the undelivered elements, which is typically the term of our research and development obligations. If there is no discernible pattern of performance or objectively measurable performance measures do not exist, then we recognize revenue under the arrangement on a straight‑line basis over the period we are expected to complete our performance obligations. Conversely, if the pattern of performance in which the service is provided to the customer can be determined and objectively measurable performance measures exist, then we recognize revenue under the arrangement using the proportional performance method. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight‑line method or proportional performance method, as applicable, as of the period ending date.

We have concluded that the deliverables under the Pfizer Collaboration Agreement relate primarily to the research and development required by us for the programs nominated by Pfizer.  The remaining deliverables, including sample supplies provided by us to fulfill our obligation as a licensee, participation on a joint steering committee to oversee the research and development activities, and regulatory responsibilities related to filings and obtaining approvals related to the products that may result from each program do not represent separate units of accounting based on their dependence on the research and development efforts.

Because there is no discernible pattern of performance given the nature of the research and development efforts, we recognize the revenue under the Pfizer Collaboration Agreement on a straight‑line basis over the period we are expected to complete our performance obligations.

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

Results of Operations

Comparison of the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	Increase (Decrease)
	(in thousands)
Revenues	$392	—	$392
Operating expenses
Research and development	13,686	2,132	11,554
General and administrative	3,939	2,858	1,081
Total operating expense	17,625	4,990	12,635
Loss from operations	(17,233)	(4,990)	(12,243)
Other income (expense), net	82	137	(55)
Loss before income taxes	(17,151)	(4,853)	(12,298)
Income tax benefit (provision)	(384)	(83)	(301)
Net loss	$(17,535)	$(4,936)	$(12,599)

Revenue

There was $0.4 million in revenue for the three months ended September 30, 2016, and there was no revenue for the three months ended September 30, 2015. The $0.4 million of revenue for the three months ended September 30, 2016 was earned under the Pfizer Collaboration Agreement, which was entered into in May 2016.

Research and Development Expenses

	Three Months Ended September 30,
	2016	2015	Increase
	(in thousands)
HD HTT SNP-1 and HD HTT SNP-2 programs (1)	$3,791	$54	$3,737
DMD Exon 51 program	994	81	913
Other discovery programs, platform development and identification of potential drug discovery candidates	8,901	1,997	6,904
Total research and development expenses	$13,686	$2,132	$11,554

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

Research and development expenses were $13.7 million for the three months ended September 30, 2016, compared to $2.1 million for the three months ended September 30, 2015. The increase of $11.6 million was due primarily to the following:

•

an increase of $3.7 million in research and development expenses related to our HD HTT SNP-1 and HD HTT SNP-2 programs under our collaboration with Children’s Hospital of Philadelphia and other organizations for preclinical research studies and development expenses for IND-enabling activities related to these programs;

•

an increase of $0.9 million in research and development expenses related to our DMD Exon 51 program for collaborations with the University of Oxford and other organizations for preclinical research studies; and

•

an increase of $6.9 million in research and development expenses related to other discovery programs, platform development and identification of potential drug discovery candidates, due to an increase of $2.4 million in salary, bonus and related benefits costs and an increase of $1.2 million in share-based compensation expense, both of which are the result of an increase in employee headcount, and an increase of $3.3 million in research and development supplies and services expenses and facility-related expenses.

General and Administrative Expenses

General and administrative expenses were $3.9 million for the three months ended September 30, 2016, compared to $2.9 million for the three months ended September 30, 2015. The increase of approximately $1.0 million was primarily due to the increase in salary and related benefits and share-based compensation, which are the result of an increase in employee headcount.

Foreign currency translation did not have a significant impact on changes in our consolidated general and administrative expenses from the three months ended September 30, 2015 to the three months ended September 30, 2016.

Income Tax Benefit (Provision)

During the three months ended September 30, 2016 and 2015, we recorded a tax provision of $0.4 million and $0.1 million, respectively, which is a result of U.S. income generated under research and management services arrangements between our U.S. and Singapore entities. During the three months ended September 30, 2016 and 2015, we recorded no income tax benefits for the net operating losses incurred in Japan and Singapore, due to uncertainty regarding future taxable income in these jurisdictions.

Comparison of the nine months ended September 30, 2016 and 2015:

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	Increase (Decrease)
	(in thousands)
Revenues	$809	152	$657
Operating expenses
Research and development	26,823	5,589	21,234
General and administrative	10,809	6,647	4,162
Total operating expense	37,632	12,236	25,396
Loss from operations	(36,823)	(12,084)	(24,739)
Other income (expense), net	303	165	138
Loss before income taxes	(36,520)	(11,919)	(24,601)
Income tax benefit (provision)	(427)	(182)	(245)
Net loss	$(36,947)	$(12,101)	$(24,846)

Revenue

There was $0.8 million in revenue for the nine months ended September 30, 2016, which represents an increase of approximately $0.6 million in revenue over the $0.2 million of revenue for the nine months ended September 30, 2015. The $0.8 million of revenue for the nine months ended September 30, 2016 was earned under the Pfizer Collaboration Agreement, which we entered into in May 2016. The $0.2 million of revenue for the nine months ended September 30, 2015 was earned for research and development performed under a different collaboration agreement, which was entered into in 2014 and which was terminated in May 2015.

Research and Development Expenses

The table below summarizes our research and development expenses incurred for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	Increase
	(in thousands)
HD HTT SNP-1 and HD HTT SNP-2 programs (1)	$6,949	$268	$6,681
DMD Exon 51 program	1,861	268	1,593
Other discovery programs, platform development and identification of potential drug discovery candidates	18,013	5,053	12,960
Total research and development expenses	$26,823	$5,589	$21,234

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

Research and development expenses were $26.8 million for the nine months ended September 30, 2016 compared to $5.6 million for the nine months ended September 30, 2015. The increase of $21.2 million was due primarily to the following:

•

an increase of $6.7 million in research and development expenses related to our HD HTT SNP-1 and HD HTT SNP-2 programs under our collaboration with Children’s Hospital of Philadelphia and other organizations for preclinical research studies and development expenses for IND-enabling activities related to these programs;

•

an increase of $1.6 million in research and development expenses related to our DMD Exon 51 program for collaborations with the University of Oxford and other organizations for preclinical research studies; and

•

an increase of $13.0 million in research and development expenses related to other discovery programs, platform development and identification of potential drug discovery candidates, due to an increase  of $5.3 million in salary, bonus and related benefits costs and an increase of $1.6 million in share-based compensation expense, both of which are the result of an increase in employee headcount, and an increase of $6.1 million in research and development supplies and services expenses and facility-related expenses.

Foreign currency translation did not have a significant impact on changes in our consolidated research and development expenses from the nine months ended September 30, 2015 to the nine months ended September 30, 2016.

General and Administrative Expenses

General and administrative expenses were $10.8 million for the nine months ended September 30, 2016, compared to $6.6 million for the nine months ended September 30, 2015. The increase of approximately $4.2 million was primarily due to the increase in salary, bonus and related benefits costs due to the increase in employee headcount.

Foreign currency translation did not have a significant impact on changes in our consolidated general and administrative expenses from the nine months ended September 30, 2015 to the nine months ended September 30, 2016.

Income Tax Benefit (Provision)

During the nine months ended September 30, 2016 and 2015, we recorded a tax provision of $0.4 million and $0.2 million, respectively, which is a result of U.S. income generated under research and management services arrangements between our U.S. and Singapore entities. During the nine months ended September 30, 2016 and 2015, we recorded no income tax benefits for the net operating losses incurred in Japan and Singapore, due to uncertainty regarding future taxable income in these jurisdictions.

Liquidity and Capital Resources

On November 16, 2015, we completed an initial public offering of our ordinary shares, in which we issued and sold 6,375,000 ordinary shares at a price to the public of $16.00 per share. On December 4, 2015, we issued an additional 618,126 ordinary shares at a price of $16.00 per share pursuant to a partial exercise of the underwriters’ over-allotment option. The aggregate net proceeds to us from our initial public offering, inclusive of the partial over-allotment exercise, were approximately $100.4 million after deducting underwriting discounts and commissions and offering expenses payable by us. Prior to the completion of our initial public offering, we financed our operations through private placements of our debt and equity securities, which resulted in net proceeds of $89.3 million from such transactions.

On May 5, 2016, we entered into a Research, License and Option Agreement (the “Pfizer Collaboration Agreement”) with Pfizer Inc. (“Pfizer”) and a Share Purchase Agreement (the “Pfizer Equity Agreement” and together with the Pfizer Collaboration Agreement, the “Pfizer Agreements”) with an affiliate of Pfizer. Pursuant to the Pfizer Agreements, Pfizer paid us $40.0 million upfront, including $10.0 million as an upfront license fee and $30.0 million in the form of an equity investment in which we sold 1,875,000 of our ordinary shares to an affiliate of Pfizer.

Since our inception, we have not generated any product revenue and have incurred recurring net losses.

As of September 30, 2016, we had cash and cash equivalents totaling $169.0 million and an accumulated deficit of $72.0 million and restricted cash of $1.1 million related primarily to a letter of credit for our office and laboratory space in Cambridge, Massachusetts.

We expect that the cash resources we had on hand at September 30, 2016 will fund our operating expenses and capital expenditure requirements into 2019. We have based this estimate on assumptions that may prove to be incorrect, and we may use our available capital resources sooner than we currently expect. In addition, we may elect to raise additional funds before we need them if the conditions for raising capital are favorable due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash used in operating activities	$(18,578)	$(5,859)
Cash used in investing activities	(2,834)	(1,939)
Cash provided by financing activities	29,106	72,857
Effect of foreign exchange rates of cash	101	(67)
Net increase (decrease) in cash and cash equivalents	$7,795	$64,992

Operating Activities

During the nine months ended September 30, 2016, operating activities used approximately $18.6 million of cash, which was the result of our net loss of $36.9 million, offset by changes in operating assets and liabilities of $13.0 million and non-cash charges of $5.3 million. The non-cash charges were related primarily to share-based compensation of $4.3 million. The cash provided from changes in operating assets and liabilities was driven by the $11.7 million increase in deferred revenue which was the result of the upfront payment received and the receivable recorded related to the Pfizer Collaboration Agreement.

During the nine months ended September 30, 2015, operating activities used $5.9 million of cash, which was the result of our net loss of $12.1 million, offset by non-cash charges of $3.9 million and changes in operating assets and liabilities of $2.4 million. The non-cash charges were related primarily to share-based compensation of $3.2 million. The changes in operating assets and liabilities were mainly driven by the $2.5 million of changes in accounts payable.

Investing Activities

During the nine months ended September 30, 2016, investing activities used $2.8 million of cash, consisting primarily of purchases of property and equipment.

During the nine months ended September 30, 2015, investing activities used $1.9 million of cash, consisting of restricted cash of $1.0 million primarily placed in favor of a letter of credit for our office and laboratory space in Cambridge, Massachusetts, along with purchases of property and equipment of $0.9 million.

Financing Activities

During the nine months ended September 30, 2016, net cash provided by financing activities was $29.1 million, which was primarily due to the $30.0 million in proceeds from the issuance of 1,875,000 shares to an affiliate of Pfizer related to the Pfizer Equity Agreement.

During the nine months ended September 30, 2015, net cash provided by financing activities was $72.9 million, primarily from the issuance of ordinary shares to investors during the period.

Effect of Foreign Exchange Rates on Cash

During the nine months ended September 30, 2016, the effect of changes in foreign exchange rates on cash was $0.1 million, primarily due to changes in the Japanese yen from December 31, 2015 to September 30, 2016.

During the nine months ended September 30, 2015, the effect of changes in foreign exchange rates on cash was less than $0.1 million, primarily due to changes in the Japanese yen from December 31, 2014 to September 30, 2015.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities. In addition, we expect to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	file INDs and initiate clinical trials for our programs in Huntington’s disease and DMD;
•	conduct research and continue preclinical development of discovery targets and other future potential pipeline candidates;
•	make strategic investments in manufacturing processes and formulations;
•	develop manufacturing capabilities through building out our internal manufacturing capabilities, outsourcing and potentially building a scalable manufacturing facility;
•	maintain our intellectual property portfolio and consider the acquisition of complementary intellectual property; and
•	seek regulatory approvals for our product candidates.

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
•

the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates, including the Pfizer Collaboration Agreement.

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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds, except for the aforementioned Pfizer Collaboration Agreement which was entered into on May 5, 2016. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing shareholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our shareholders. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute our shareholders’ ownership interests.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Contractual Obligations and Commitments” in our 2015 Annual Report on Form 10-K, except as disclosed below.

On September 26, 2016, our wholly-owned subsidiary, WAVE Life Sciences USA, Inc., entered into a Lease Agreement (the “Lease”) with King 115 Hartwell LLC, primarily to build out and conduct certain GMP manufacturing activities, as well as to provide additional laboratory and office space to support our growth.  The Lease obligates us to pay an average base rent of approximately $2.8 million for the 10-year and 9-month initial term.  In addition, throughout the term of the Lease, we are responsible for paying certain costs and expenses, in addition to the rent, as specified in the Lease, including a proportionate share of applicable taxes, operating expenses, and utilities.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of  September 30, 2016 that had or were reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our condensed consolidated financial statements, see Note 2, “Significant Accounting Policies” in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates as well as, to a lesser extent, inflation, and capital market risk.

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. Our cash and cash equivalents are held in readily available checking and money market accounts.

Foreign Currency Risk

We are exposed to market risk related to changes in the value of the Japanese yen, which is the currency in which our Japanese subsidiary conducts its business. As of September 30, 2016 and December 31, 2015, 0.5% and 0.5% of our assets, respectively, were located in Japan. Additionally, 0.5% and 6.4% of our general and administrative expenses were transacted in Japanese yen during the nine months ended September 30, 2016 and 2015, respectively. Furthermore, 2.1%, and 7.5% of our research and development expenses were transacted in Japanese yen during nine months ended September 30, 2016 and 2015, respectively. When the U.S. dollar strengthens relative to the yen, our U.S. dollar reported revenue and expense from non-U.S. dollar denominated income and operating costs will decrease. Conversely, when the U.S. dollar weakens relative to the yen, our U.S. dollar reported revenue and expenses from non-U.S. dollar denominated income and operating costs will increase. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, results of operations, financial condition or cash flows. Our foreign currency sensitivity is affected by changes in the Japanese yen, which is impacted by economic factors both locally in Japan and worldwide. A hypothetical 10% change in foreign currency rates would not have a material impact on our historical financial position or results of operations.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations for the three and nine months ended September 30, 2016 and 2015.

Capital Market Risk

We currently have no product revenues and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends in part upon capital market forces affecting our share price.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weakness described below.

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

We have made progress toward implementing a remediation plan to address the material weakness described above. We have hired and intend to hire additional accounting and finance personnel and we have implemented an enterprise resource system. Moreover, we have been working with an external consultant to strengthen and better document our internal controls. We expect that these efforts will result in a more robust review process and increase the supervision and monitoring of our financial reporting process.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 9, 2016

WAVE LIFE SCIENCES LTD.

By:	/s/ Paul B. Bolno, M.D.
Paul B. Bolno, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith C. Regnante
Keith C. Regnante
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.1+	Form of Incentive Share Option Agreement (updated as of September 20, 2016) under the 2014 Equity Incentive Plan	X

10.2+	Form Non-qualified Share Option Agreement (updated as of September 20, 2016) under the 2014 Equity Incentive Plan	X
10.3+	Form of Restricted Share Unit Agreement under the 2014 Equity Incentive Plan	X
10.4+	Employment Agreement between WAVE Life Sciences Ltd. and Michael Panzara, M.D. dated as of July 11, 2016	X
10.5+	Employment Agreement between WAVE Life Sciences Ltd. and Keith C. Regnante dated as of August 16, 2016	X
10.6	Lease Agreement between WAVE Life Sciences USA, Inc. and King 115 Hartwell LLC dated as of September 26, 2016		Form 8-K (Exhibit 10.1)	September 27, 2016	001-37627

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32.1*	Section 1350 Certification of Principal Executive Officer	X

32.2*	Section 1350 Certification of Principal Financial Officer	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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