Form 10-K/A
period 2016-12-31
Wave Life Sciences Ltd.
filed 2017-04-28
CIK 1631574

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

The number of outstanding ordinary shares of the registrant as of April 18, 2017 was 27,717,736.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of WAVE Life Sciences Ltd. (the “Company,” “we,” “our,” “us” or “WAVE”) for the fiscal year ended December 31, 2016, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2017 (the “Original 10-K”). The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was intentionally omitted from Part III of the Original 10-K. In addition, this Amendment amends Item 15 of Part IV of the Original 10-K to update the exhibit list and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act that involve substantial risks and uncertainties. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Amendment, such statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about our ability to fund our working capital requirements; our success, cost and timing of our product development activities and future clinical trials; the timing of and our ability to obtain and maintain regulatory approvals for any of our product candidates; our ability to identify and develop new product candidates; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy; our ability to develop sales and marketing capabilities; our estimates regarding future expenses and needs for additional financing; our ability to identify, recruit and retain key personnel; our financial performance; and developments and projections relating to our competitors in the industry. You should refer to the “Risk Factors” section in the Original 10-K and in our other filings with the Securities and Exchange Commission for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure that the forward-looking statements in this Amendment will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, these statements should not be regarded as representations or warranties by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

EMERGING GROWTH COMPANY—SCALED DISCLOSURE

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), enacted in April 2012. We intend to take advantage of certain exemptions under the JOBS Act from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these exemptions for up to five years after our initial public offering that occurred in November 2015 or until we are otherwise no longer an emerging growth company, whichever is earlier.

i

WAVE LIFE SCIENCES LTD.

FORM 10-K/A

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors

Pursuant to our Constitution, there is no maximum number of directors that may hold office at any time. Our Board currently consists of eight members and each of our directors is elected annually.

Set forth below are the names of our directors, their ages as of April 18, 2017, their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. Additionally, information about the specific experience, qualifications, attributes or skills that led to our Board of Directors’ conclusion at the time of filing of this Amendment that each person listed below should serve as a director is set forth below:

Name	Age	Position/Title
Paul B. Bolno, M.D.	43	President, Chief Executive Officer and Director
Gregory L. Verdine, Ph.D.	57	Chairman of the Board of Directors
Christian Henry	49	Director
Peter Kolchinsky, Ph.D.	40	Director
Koji Miura	68	Director
Adrian Rawcliffe	45	Director
Ken Takanashi	52	Director
Masaharu Tanaka	64	Director

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board has determined that the following members of the Board are “independent directors” as defined by the NASDAQ Stock Market: Dr. Kolchinsky and Messrs. Henry, Miura, Rawcliffe, Takanashi and Tanaka.

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

Gregory L. Verdine, Ph.D., is one of our founders and has served as a director and Chairman of the Board of Directors since July 2013. He was our President, Chief Executive Officer and Chief Scientific Officer from our inception through December 2013. Since 1989, Dr. Verdine has served as the Erving Professor of Chemistry in the Department of Stem Cell and Regenerative Biology and the Department of Chemistry and Chemical Biology at Harvard University and Harvard Medical School. Dr. Verdine co-founded the non-profit Gloucester Marine Genomics Institute and Gloucester Biotechnology Academy in 2013 and served as the Founding President until 2016. He is the co-founder of Fog Pharmaceuticals Inc. and LifeMine Therapeutics Inc. and serves as President, Chief Executive Officer and Chief Scientific Officer for both companies. He is also the founder of Warp Drive Bio and has served in various roles, from Chief Scientific Officer to Chief Executive Officer, from the company’s inception in 2012 until April 2016, and he remains a director of the company. Dr. Verdine founded Enanta Pharmaceuticals and served as a director of the company from 1990 through its successful initial public offering in 2013. He is a Venture Partner at WuXi Healthcare Ventures and is a Senior Advisor to Shin Nippon Biomedical Laboratories Ltd. Dr. Verdine is also the co-founder of Eleven Biotherapeutics, Tokai Therapeutics, Aileron Therapeutics and Gloucester Pharmaceuticals (acquired by Celgene in 2010). He has also served as a director of the Chemical Biology Initiative and the Program in Cancer Chemical Biology at the Dana-Farber Cancer Institute. Dr. Verdine received his Ph.D. in Chemistry from Columbia University and completed postdoctoral work in Molecular Biology at the Massachusetts Institute of Technology and Harvard Medical School. We believe he is qualified to serve on our Board of Directors because of his expertise and deep knowledge of our company, its technology and our industry and his long track record of creating and advising successful biopharmaceutical companies.

Christian Henry has served as a director since November 2016. Mr. Henry served as Executive Vice President & Chief Commercial Officer of Illumina, Inc. from 2015 through January 2017, and previously served as Senior Vice President & Chief Commercial Officer from 2014 to 2015, Senior Vice President & General Manager Genomic Solutions from 2012 to 2014, Senior Vice President, Chief Financial Officer & General Manager Life Sciences from 2010 to 2012, Senior Vice President, Corporate Development & Chief Financial Officer from 2009 to 2010, Senior Vice President & Chief Financial Officer from 2007 to 2009, and Vice President & Chief Financial Officer from 2005 to 2006. Prior to joining Illumina, Inc., Mr. Henry served as the Chief Financial Officer of Tickets.com, Inc. from 2003 to 2005. From 1999 to 2003, Mr. Henry served as Vice President, Finance & Corporate Controller of Affymetrix, Inc. (acquired by Thermo Fisher Scientific in 2016). In 1997, Mr. Henry joined Nektar Therapeutics (formerly Inhale Therapeutic Systems, Inc.), as Corporate Controller, and later as its Chief Accounting Officer from 1997 to1999. In 1996, Mr. Henry served as General Accounting Manager of Sugen, Inc. Mr. Henry began his career in 1992 at Ernst & Young LLP, where he was a Senior Accountant through 1996. Mr. Henry earned his B.A. in biochemistry and cell biology from the University of California, San Diego, and his M.B.A., with a concentration in finance, from the University of California, Irvine. We believe he is qualified to serve on our Board of Directors because of his strengths in corporate strategy, finance and operations, along with his extensive experience leading various functions at one of the largest and most innovative genetic healthcare companies.

Peter Kolchinsky, Ph.D. has served as a director since January 2015. Dr. Kolchinsky is a founder, Managing Director and Portfolio Manager of RA Capital Management, LLC, a crossover fund manager which is dedicated to evidence-based investing in healthcare and life science companies, where he has worked since 2001. RA Capital Management, LLC is the general partner of RA Capital Healthcare Fund, L.P. He serves as a member of the board of directors of Dicerna Pharmaceuticals, as well as a number of private companies. Dr. Kolchinsky authored “Entrepreneur’s Guide to a Biotech Startup” and served on the Board of Global Science and Technology for the National Academics of Sciences from 2009 to 2012. Dr. Kolchinsky earned his Ph.D. in virology from Harvard University and earned his bachelor’s degree in Biology from Cornell University. We believe Dr. Kolchinsky is qualified to serve on our Board of Directors because of his business experience including his experience as an institutional investor and his experience serving on the boards of various healthcare and life science companies.

Koji Miura has served as a director since October 2012. Mr. Miura is the founder and Managing Director of Miura & Associates Management Consultants Pte. Ltd. and serves on the boards of directors of Azeus Systems Holdings Ltd., Marine Tec Tachibana Pte. Ltd., Matsuura Singapore Pte. Ltd., Mercury Investment Holding Pte. Ltd., Sunmoon Pte. Ltd., Triple Farm Singapore Pte. Ltd. and WithArt Pte. Ltd. Mr. Miura holds a bachelor’s degree in Business Administration from the University of Aoyama Gakuin, Tokyo, Japan. We believe he is qualified to serve on our Board of Directors because of his broad business experience including his diverse background serving on the board of directors of various companies, both private and publicly-held, across multiple industries.

Adrian Rawcliffe has served as a director since February 2017. Mr. Rawcliffe currently serves as Chief Financial Officer of Adaptimmune Therapeutics plc, where he has worked since 2015. Prior to joining Adaptimmune, Mr. Rawcliffe served in various roles at GlaxoSmithKline plc, including Senior Vice President Finance, North America Pharmaceuticals and Global Franchises from 2011to 2015; Senior Vice President, Worldwide Business Development and R&D Finance from 2006 to 2011; Vice President, Worldwide Business Development Transactions and Ventures from 2003 to 2005; Vice President, Deal Structuring from 2001 to 2003; Associate Director, Group Financial Investigations and Planning from 1999 to 2001; and Senior Analyst, Research and Genetic Projects from 1998 to 1999. From 2005 to 2006, Mr. Rawcliffe served as the President and Managing Partner of SR One Ltd. Mr. Rawcliffe began his career as a supervisor at Coopers & Lybrand (now PricewaterhouseCoopers) from 1993 to 1997. Mr. Rawcliffe received his B.Sc. in Natural Sciences from the University of Durham, England. Mr. Rawcliffe also received Chartered Accountancy training through The Institute of Chartered Accountants in England and Wales (ICAEW). We believe he is qualified to serve on our Board of Directors because of his global expertise, along with extensive business and operating experience at one of the world’s largest global healthcare companies.

Ken Takanashi has served as a director since July 2012. Since 2002, Mr. Takanashi has served in various executive management and director roles at Shin Nippon Biomedical Laboratories Ltd., or SNBL, and its affiliates and currently serves as its Executive Vice President, Overseas Business. Mr. Takanashi was the Chief Financial Officer of SNBL USA, Ltd., a subsidiary of Shin Nippon Biomedical Laboratories, from 2012 to 2014. Mr. Takanashi earned an M.B.A. from the University of Warwick and received his bachelor’s degree from the University of Tokyo and is a Chartered Public Accountant. We believe he is qualified to serve on our Board of Directors because of his extensive experience leading research and development for biopharmaceutical companies and his business, financial and accounting credentials.

Masaharu Tanaka has served as a director since August 2014. Mr. Tanaka currently serves as a Representative Director for Kagoshima Olive Co., Ltd., an affiliate of KSS. From June 2014 to March 2017, Mr. Tanaka served as the President of Kagoshima Development Co. Ltd., the general partner of Kagoshima Shinsangyo Sousei Investment Limited Partnership, or KSS. From 2013 to 2014, he was a Managing Director of the Kagoshima Lease Co. Ltd. and from 2007 to 2013, he served as the Auditing Officer of the Kagoshima Bank, Ltd. Mr. Tanaka earned his bachelor’s degree in Commercial Science from Seinan Gakuin University. We believe Mr. Tanaka is qualified to serve on our Board of Directors because of his broad business experience and deep financial experience as a venture capitalist and banker.

Pursuant to the Singapore Companies Act, Chapter 50 (the “Singapore Companies Act”) and our Constitution, our Board must have at least one director who is ordinarily resident in Singapore. Mr. Miura is our Singapore resident director.

Committees of the Board of Directors and Meetings

Meeting Attendance. During the fiscal year ended December 31, 2016, there were six meetings of our Board of Directors, and the various committees of the Board met a total of twelve times. No director attended fewer than 75% of the total number of meetings of the Board and of committees of the Board on which he served during fiscal 2016. The Board has adopted a policy under which each member of the Board has agreed to make reasonable efforts to attend each annual general meeting of our shareholders.

Audit Committee. Our Audit Committee held four meetings during the fiscal year ended December 31, 2016. Our Audit Committee currently has three members: Mr. Henry (Chairman) and Messrs. Miura and Rawcliffe. During the period of January 1, 2016 through November 10, 2016, our Audit Committee was comprised of Mr. Takanashi (Chairman) and Messrs. Miura and Masaharu. On November 10, 2016, Mr. Henry replaced Mr. Takanashi as the Chairman of our Audit Committee. On February 1, 2017, Mr. Rawcliffe replaced Mr. Tanaka as a member of our Audit Committee. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the responsibility to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits.

Messrs. Henry, Miura and Rawcliffe satisfy the current independence standards promulgated by the SEC and by the NASDAQ Stock Market, as such standards apply specifically to members of audit committees. The Board has determined that each member of the Audit Committee meets the financial literacy requirements of the NASDAQ Stock Market Rules and that each of Messrs. Henry and Rawcliffe qualifies an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K.

A copy of the Audit Committee’s written charter is publicly available on our website at www.wavelifesciences.com.

Compensation Committee. Our Compensation Committee met four times during the fiscal year ended December 31, 2016. The Compensation Committee currently has three members: Dr. Kolchinsky (Chairman) and Messrs. Henry and Takanashi. During the period of January 1, 2016 through March 9, 2017, our Compensation Committee was comprised of Dr. Kolchinsky (Chairman) and Mr. Takanashi. On March 9, 2017, Mr. Henry joined as a member of our Compensation Committee. Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and includes reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our 2014 Equity Incentive Plan. The Compensation Committee is responsible for determining the compensation of our executive officers.

Each member of the Compensation Committee qualifies as independent under the definition promulgated by the NASDAQ Stock Market.

A copy of the Compensation Committee’s written charter is publicly available on our website at www.wavelifesciences.com.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee met four times during the fiscal year ended December 31, 2016. The Nominating and Corporate Governance Committee currently has three members: Mr. Takanashi (Chairman), Mr. Henry and Dr. Kolchinsky. During the period of January 1, 2016 through March 9, 2017, our Nominating and Corporate Governance Committee was comprised of Mr. Takanashi (Chairman) and Dr. Kolchinsky. On March 9, 2017, Mr. Henry joined as a member of our Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee’s role and responsibilities are set forth in the Nominating and Corporate Governance Committee’s written charter and include evaluating and making recommendations to the full Board as to the size and composition of the Board and its committees, evaluating and making recommendations as to potential candidates, and evaluating current Board members’ performance.

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

The process followed by the Nominating and Corporate Governance Committee to identify and evaluate director candidates includes making requests to Board members and others for recommendations, holding meetings from time to time to evaluate biographical information and reviewing background material relating to potential candidates and interviews of selected candidates by members of the committee and the Board. The qualifications, qualities and skills that the committee believes must be met by a committee-recommended nominee for a position on our Board of Directors are as follows:

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

Procedures by which Shareholders may Nominate Directors

The Nominating and Corporate Governance Committee shall review and evaluate information available to it regarding candidates proposed by shareholders and shall apply the same criteria, and shall follow substantially the same process in considering them, as it does in considering other candidates. The factors generally considered by the Nominating and Corporate Governance Committee are set out in our Corporate Governance Guidelines, which are publicly available on the “Investors & Media” section of our website at http://ir.wavelifesciences.com/ under the heading “Corporate Governance.” If a shareholder wishes to nominate a candidate to be considered for election as a director at the 2017 Annual General Meeting of Shareholders, it must comply with the procedures set forth in our Constitution and give timely notice of the nomination in writing to our General Counsel not less than 45 days prior to the date that is one year from the date on which we first mail our proxy statement relating to our 2017 Annual General Meeting of Shareholders. All shareholder proposals should be marked for the attention of General Counsel, WAVE Life Sciences Ltd., 733 Concord Avenue, Cambridge, MA 02138.

Compensation Committee Interlocks and Insider Participation.

During 2016, the members of our Compensation Committee were Dr. Kolchinsky and Mr. Takanashi. Dr. Kolchinsky is the managing member of RA Capital Management, LLC, the general partner of RA Capital Healthcare Fund, L.P., one of our shareholders. Mr. Takanashi is a director and executive officer of Shin Nippon Biomedical Laboratories Ltd. and its affiliates, one of our shareholders. We have entered into certain transactions with affiliates of RA Capital Healthcare Fund, L.P. and Shin Nippon Biomedical Laboratories Ltd., as further described under “Certain Relationships and Related Transactions” below.

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

Executive Officers

Set forth below is information as of April 18, 2017 regarding our executive officers who are not also directors.

Name	Age	Title
Christopher Francis, Ph.D.	39	Vice President, Corporate Development & Portfolio Management
Michael Panzara, M.D.	50	Franchise Lead, Neurology
Keith C. Regnante	47	Chief Financial Officer
Chandra Vargeese, Ph.D.	55	Senior Vice President, Drug Discovery

Christopher Francis, Ph.D. has served as our Senior Vice President, Corporate Development & Portfolio Management since January 2017. Prior to that, Dr. Francis served as our Vice President, Head of Business Development since April 2014. Prior to joining us, Dr. Francis held senior operational, strategic and business development roles within GlaxoSmithKline Oncology from 2009 to 2014 and was a member of the team that established GlaxoSmithKline’s Rare Disease Unit. Before GlaxoSmithKline, Dr. Francis was a health care private equity associate at Two River LLC from 2008 to 2009. He began his career in pharmaceutical pricing and reimbursement consulting at IMS Health. Dr. Francis earned undergraduate and graduate degrees in Biochemistry and Molecular Biology from the University of Melbourne and was a doctoral research associate at the University of Cambridge.

Michael Panzara, M.D. joined us as our Franchise Lead, Neurology in July 2016. Prior to joining us, Dr. Panzara served in various roles at Sanofi Genzyme (and Genzyme Corporation before its merger with Sanofi in 2011) from 2009 to July 2016, most recently serving as Head of the Multiple Sclerosis, Neurology and Ophthalmology Therapeutic Area for Global Development and prior to that, serving as Group Vice President, Therapeutic Area Head, Multiple Sclerosis and Neurology. Prior to joining Genzyme, Dr. Panzara served in roles of increasing responsibility at Biogen, including Vice President, Chief Medical Officer, Neurology from 2006 to 2009 and in various roles in the Medical Research group from 2001 to 2006. In addition, from 1999 to 2011, Dr. Panzara was an Instructor in Neurology at Harvard Medical School and an Assistant in Neurology at Massachusetts General Hospital (MGH). He trained in neurology at MGH from 1994 to 1998, and completed his post-doctoral training in immunology and rheumatology at Brigham and Women’s Hospital. Dr. Panzara holds a bachelor’s degree from the University of Pennsylvania, a medical degree from Stanford University School of Medicine, and a master’s degree in public health from the Harvard School of Public Health.

Keith C. Regnante has served as our Chief Financial Officer since August 2016. Prior to joining us, from February 2014 to August 2016, Mr. Regnante served as Vice President of Finance at Shire Pharmaceuticals, a global biopharmaceutical company. Mr. Regnante also served on the Financial Leadership Team and the R&D Leadership Team while he was at Shire. From September 2013 to February 2014, he served as Head of R&D Finance for ARIAD Pharmaceuticals, Inc. From January 1999 to August 2013, Mr. Regnante held multiple positions within finance for Biogen Inc., including Senior Director of Corporate Finance from 2011 to 2013, Senior Director of Worldwide R&D Finance from 2008 to 2011, and several other positions dating back to 1999. Prior to joining finance organizations for biotechnology companies, Mr. Regnante worked as a consultant at The Boston Consulting Group. He holds a B.A. in Economics from Tufts University and an M.B.A. from the MIT Sloan School of Management.

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

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the total compensation paid or accrued during the last two fiscal years ended December 31, 2016 and 2015 to our President and Chief Executive Officer and our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2016 and were serving as executive officers as of such date.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Share Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Paul B. Bolno, M.D.	2016	490,000	329,000	—	2,505,377	245,000	25,486	3,594,863
President and Chief Executive Officer	2015	450,000	112,500	841,986	1,744,232	112,500	397	3,261,615
Michael Panzara, M.D.(4)	2016	193,534	$55,000	493,448	1,857,366	162,200	496	2,762,044
Franchise Lead, Neurology
Keith C. Regnante.(4)	2016	120,000	—	—	1,470,919	48,300	331	1,639,550
Chief Financial Officer

(1)	Amount represents the aggregate grant date fair value for the share awards identified, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
(2)	Amounts represent the aggregate grant date fair value for the option awards identified, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
(3)	Amounts reflect the value of annual premiums paid by us with respect to a life insurance policy for the benefit of the named executive officer. For 2016, amounts for Dr. Bolno also include reimbursement of relocation expenses of $15,461 and the related tax gross up of $8,500 as well as certain commuting expenses.
(4)	Dr. Panzara joined the Company on July 11, 2016 and Mr. Regnante joined the Company on August 16, 2016. Accordingly, the amounts for 2016 reflect compensation for their respective partial years of service through December 31, 2016.

Narrative to Summary Compensation Table

Our Compensation Committee reviews and discusses our executive officers’ proposed compensation with the Chief Executive Officer for all executives other than the Chief Executive Officer. The Chief Executive Officer’s compensation is determined by the Compensation Committee.

Employment Agreements

Paul B. Bolno, M.D. In December 2013, we entered into an employment agreement with Dr. Bolno pursuant to which he serves as our President and Chief Executive Officer. Dr. Bolno’s initial annual base salary was $450,000 and he initially had the opportunity to earn an annual performance bonus of up to 25% of his annual base salary, subject to the achievement of annual performance milestones defined by our Board of Directors in its sole discretion. In March 2016, Dr. Bolno’s annual base salary was increased effective as of January 1, 2016 to $490,000 and his annual target bonus percentage for his 2016 bonus was increased to 50%. Effective January 1, 2017, Dr. Bolno’s annual base salary was increased to $515,300. In January 2017, in recognition of his 2016 performance supporting the achievement of our corporate goals discussed below, Dr. Bolno received a cash bonus of $245,000 that was equal to 100% of his target bonus. In addition, he received a discretionary bonus of $329,000 for the reasons described below under “— 2016 Non-Equity Incentive Plan Compensation and 2016 Bonuses” below. He also received an option to purchase 72,500 of our ordinary shares and 36,300 restricted share units under our 2014 Equity Incentive Plan as long-term incentive plan awards.

Michael Panzara, M.D. In July 2016, we entered into an employment agreement with Dr. Panzara pursuant to which he serves as our Franchise Lead, Neurology. Dr. Panzara’s initial annual base salary was $405,500 and his annual target bonus percentage is up to 40% of his annual base salary, subject to the achievement of annual performance milestones defined by our Board of Directors in its sole discretion. Upon commencement of his employment, Dr. Panzara was granted an option to purchase 150,000 of our ordinary shares and 22,750 restricted share units, and he received a signing bonus of $55,000. Effective January 1, 2017, Dr. Panzara’s annual base salary was increased to $417,800. In January 2017, in recognition of his 2016 performance supporting the achievement of our corporate goals discussed below, Dr. Panzara received a cash bonus of $162,200 that was equal to 100% of his target bonus. In addition, he received an option to purchase 13,800 of our ordinary shares and 6,900 restricted share units under our 2014 Equity Incentive Plan as long-term incentive plan awards.

Keith C. Regnante In August 2016, we entered into an employment agreement with Mr. Regnante pursuant to which he serves as our Chief Financial Officer. Mr. Regnante’s initial annual base salary was $320,000 and his annual target bonus percentage is up to 40% of his annual base salary, subject to the achievement of annual performance milestones defined by our Board of Directors in its sole discretion. Upon commencement of his employment, Mr. Regnante was granted an option to purchase 120,000 of our ordinary shares. Effective January 1, 2017, Mr. Regnante’s annual base salary was increased to $327,400. In January 2017, in recognition of his 2016 performance supporting the achievement of our corporate goals discussed below, Mr. Regnante received a cash bonus of $48,300 that was equal to 100% of his target bonus, which was prorated for the 2016 fiscal year. In addition, he received an option to purchase 8,600 of our ordinary shares and 4,300 restricted share units under our 2014 Equity Incentive as long-term incentive plan awards.

Our named executive officers are also entitled to certain benefits in connection with a termination of employment or a change of control, which are discussed below under “—Potential Payments upon Termination or Change of Control.”

In addition, as a condition of their employment, each of our named executive officers has entered into a non-competition and non-solicitation agreement pursuant to which he or she has agreed not to compete with us for a period of 12 months following the termination of his or her employment. All agreements generally provide for at-will employment and that our named executive officers are eligible to participate in employee benefit plans of general applicability to other senior executives, which we maintain from time to time.

2016 Non-Equity Incentive Plan Compensation and 2016 Bonuses

Pursuant to the terms of the named executive officers’ employment agreements, each named executive officer is eligible to receive an annual target cash bonus as described above under “Employment Agreements,” subject to the achievement of annual performance goals as determined by our Board of Directors in its sole discretion. Performance goals considered by our Board of Directors to determine bonuses for 2016 included preparing clinical trial applications for our HD programs and receiving regulatory feedback; entering into a strategic collaboration with Pfizer to advance programs outside of our neurology franchise, to further the development of new modalities using our drug development platform and to provide additional revenue to the Company; and meeting our aggressive hiring objectives of building out core functional areas in neurology, regulatory, patient advocacy, manufacturing, quality, data science, human resources, finance and legal. In recognition of these achievements, each of our named executive officers received their annual bonuses at target. In addition, in special recognition of the greater than 100% appreciation in our share price over our IPO share price upon the one-year anniversary of our IPO, our CEO Dr. Bolno was awarded additional discretionary cash compensation.

2014 Equity Incentive Plan

Our board and shareholders have authorized 5,064,544 ordinary shares for the granting of incentive options, non-qualified options, or NQSOs, share appreciation rights and restricted share unit awards. The maximum number of ordinary shares with respect to awards which may be granted to any participant under the 2014 Equity Incentive Plan is 450,000 shares. In the event of a share dividend, split, recapitalization or reorganization or other change in change in capital structure, our board will make appropriate adjustments to these amounts.

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

If we are acquired, our Board of Directors (or Compensation Committee) will with respect to options and share appreciation rights: (i) make appropriate provision for the continuation of the option or share appreciation right by substituting on an equitable basis for the ordinary shares then subject to such option or share appreciation right either the consideration payable with respect to the outstanding ordinary shares in connection with the corporate transaction or securities of any successor or acquiring entity; (ii) cancel or arrange for the cancellation of the options or share appreciation rights, to the extent not vested or exercised prior to the effective time of the transaction, in exchange for a payment in cash or ordinary shares as determined by the Board of Directors, in an amount equal to the amount by which the then-fair market value of the ordinary shares subject to such vested option or share appreciation right exceeds the exercise price; or (iii) after giving holders an opportunity to exercise to the extent vested their outstanding options or share appreciation rights, terminate any or all unexercised options and share appreciation rights at such time as the board deems appropriate. If we are acquired, our Board of Directors (or Compensation Committee) will with respect to outstanding restricted awards make appropriate provision for the continuation of such restricted awards on the same terms and conditions by substituting on an equitable basis for the ordinary shares then subject to such restricted awards either the consideration payable with respect to the outstanding ordinary shares in connection with the transaction or securities of any successor or acquiring entity. In lieu of the foregoing, if we are acquired, the Board of Directors may provide that, upon consummation of the acquisition, each outstanding restricted award shall be terminated in exchange for payment of an amount equal to the consideration payable upon consummation of such transaction to a holder of the number of ordinary shares comprising such restricted award to the extent then vested.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table shows grants of options and grants of unvested restricted share unit awards outstanding on the last day of the fiscal year ended December 31, 2016 to each of the executive officers named in the Summary Compensation Table.

	Option Awards					Share Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Share That Have Not Vested (#)		Market Value of Shares or Share Units That Have Not Vested ($)
Paul B. Bolno, M.D.	362,683	181,342	(1)	$2.48	3/10/2025
		236,400	(2)	$18.79	6/16/2026
Michael Panzara, M.D.		150,000	(3)	$21.69	7/11/2026
						22,750	(4)	$594,913
Keith C. Regnante		120,000	(5)	$20.89	8/16/2026

(1)	Vests in equal monthly installments over 36 months, commencing on December 12, 2014, subject to such officer’s continued service with us on each such vesting date. The option shall become fully vested upon a change of control.
(2)	25% vests on June 16, 2017 and the remainder of the option vests in equal monthly installments over 36 months, subject to such officer’s continued service with us on each such vesting date. The option shall become fully vested upon a change of control.
(3)	25% vests on July 11, 2017 and the remainder of the option vests in equal monthly installments over 36 months, subject to such officer’s continued service with us on each such vesting date. The option shall become fully vested upon a change of control.
(4)	100% vests on July 11, 2017, subject to such officer’s continued service with us on such vesting date. The restricted share award shall become fully vested upon a change of control.
(5)	25% vests on August 16, 2017 and the remainder of the option vests in equal monthly installments over 36 months, subject to such officer’s continued service with us on each such vesting date. The option shall become fully vested upon a change of control.

Potential Payments upon Termination or Change-In-Control

Pursuant to applicable equity agreements with each of Drs. Bolno and Panzara and Mr. Regnante, all unvested shares underlying outstanding options and restricted share units will become fully vested upon a change of control which is defined as follows: (A) a merger or consolidation of the Company whether or not approved by the Board of Directors, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or the parent of such corporation) more than 50% of the total voting power represented by the voting securities of the Company or such surviving entity or parent of such corporation, as the case may be, outstanding immediately after such merger or consolidation; or (B) the sale or disposition by the Company of all or substantially all of the Company’s assets in a transaction requiring shareholder approval.

In addition, if we terminate Dr. Bolno’s employment without cause, then he will be entitled to receive as of the date of termination continued payment of his base salary for 12 months. If we terminate Dr. Panzara’s or Mr. Regnante’s employment without cause or for good reason, then each will be entitled to receive as of the date of termination continued payment of his base salary for 12 months and continued payment of the Company’s share of the costs for coverage under the Company’s health insurance plan until the earlier to occur of 12 months following the termination date or the date that such person begins employment with another employer.

Furthermore, if we terminate Dr. Panzara’s or Mr. Regnante’s employment without cause or for good reason within one year following a change in control, then each will be entitled to receive as of the date of termination a lump sum severance payment equal to 12 months of his base salary, a separation bonus payment in an amount equal to such person’s target annual performance bonus for the year in which employment was terminated prorated for the portion of the year that he was employed, and continued payment of the Company’s share of the costs for coverage under the Company’s health insurance plan until the earlier to occur of 12 months following the termination date or the date that such person begins employment with another employer.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2016 to each of our non-employee directors. Directors who are also employees are not compensated for their service on our Board of Directors.

Name	Fees Earned or Paid in Cash ($) (1)		Option Awards ($) (2)	All Other Compensation ($)		Total ($)
Gregory Verdine, Ph.D.	8,525		148,376	150,000	(3)	306,901
Christian Henry	7,104		338,942	—		346,046
Peter Kolchinsky, Ph.D.	6,962		148,376	—		155,338
Koji Miura	9,684	(4)	148,376	—		158,060
Ken Takanashi	6,820		148,376	—		155,196
Masaharu Tanaka	6,038		148,376	—		154,415
Takeshi Wada, Ph.D.	4,973		148,376	26,516	(5)	179,865

(1)	Amounts represent fees earned during 2016 under our Non-Employee Director Compensation Policy, which took effect on November 10, 2016, and thus the annual cash fees were prorated for the period November 10, 2016 through December 31, 2016.
(2)	Amount represents the aggregate grant date fair value for the option awards identified, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
(3)	Amount paid pursuant to a consulting agreement between the Company and Dr. Verdine.
(4)	Includes $3,646 earned through November 9, 2016 as a fee for serving on our Board of Directors pursuant to a nominee director fee agreement between the Company and Miura & Associates Management Consultants Pte. Ltd. and reflects the converted to U.S. dollar value of an aggregate of S$5,250 at an average conversion rate for 2016 of 1.44 Singapore dollars per U.S. dollar.
(5)	Amount paid as a fee for the provision of scientific advisory services to WAVE Life Sciences Japan, Inc., or WAVE Japan, our wholly owned subsidiary, and reflects the converted to U.S. dollar value of ¥3,000,000 at an average conversion rate for 2016 of 113.14 yen per U.S. dollar.

The following is a description of the standard compensation arrangements under which our directors are compensated for their service as directors, including as members of the various committees of our Board of Directors. In 2016, our Board of Directors and our shareholders approved a compensation policy for our non-employee directors, or the Non-Employee Director Compensation Policy, that took effect on November 10, 2016 and remains in effect through the date on which our 2017 Annual General Meeting of Shareholders is held. Our non-employee directors are entitled to receive the following compensation under the Non-Employee Director Compensation Policy:

•	Annual cash compensation of $35,000 to each non-employee director, other than the Chairman of the Board, and cash compensation of $60,000 to the non-employee Chairman of the Board.

•	Additional annual cash compensation of $15,000 to the Chairman of the Audit Committee and $7,500 to each member of the Audit Committee other than the Chairman, in each case provided that such person is an independent director.

•	Additional annual cash compensation of $10,000 to the Chairman of the Compensation Committee and $5,000 to each member of the Compensation Committee other than the Chairman, in each case provided that such person is an independent director.

•	Additional annual cash compensation of $8,000 to the Chairman of the Nominating and Corporate Governance Committee and $4,000 to each member of the Nominating and Corporate Governance Committee other than the Chairman, in each case provided that such person is an independent director.

•	One-time equity grant upon initial appointment or election to the Board of an option to purchase 18,000 ordinary shares, 25% of which shall vest on the first anniversary of the grant and the remaining 75% of which shall vest monthly thereafter for three years.

•	Annual equity grant of an option to purchase 9,000 ordinary shares, all of which shall vest on the first anniversary of the grant.

•	The foregoing cash amounts shall be prorated from the effective date of the non-employee director compensation policy through the date of our 2017 Annual General Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our ordinary shares as of April 18, 2017 for (i) the executive officers named in the Summary Compensation Table appearing elsewhere in this Amendment, (ii) each of our directors and director nominees, (iii) all of our current directors and executive officers as a group and (iv) each shareholder known by us to own beneficially more than 5% of our ordinary shares. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem ordinary shares that may be acquired by an individual or group within 60 days of April 18, 2017 pursuant to the exercise of options and the conversion of our outstanding Series A preferred shares into ordinary shares to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all ordinary shares shown to be beneficially owned by them based on information provided to us by these shareholders. Percentage of ownership is based on 27,717,736 ordinary shares outstanding on April 18, 2017.

	Ordinary Shares Beneficially Owned
Name and Address	Shares	Percent
5% Beneficial Owners
RA Capital Management, LLC(1)	7,088,651	25.6%
Shin Nippon Biomedical Laboratories, Ltd.(2)	5,885,478	18.6%
Kagoshima Sinsangyo Sousei Investment Limited Partnership(3)	2,794,865	10.1%
FMR LLC(4)	1,893,756	6.8%
Teva Pharmaceutical Industries Limited(5)	1,875,000	6.8%
Pfizer Inc.(6)	1,875,000	6.8%
Directors and Named Executive Officers
Paul B. Bolno, M.D.(7)	703,309	2.5%
Michael Panzara, M.D.	—	—
Keith C. Regnante	—	—
Gregory L. Verdine, Ph.D.(8)	605,874	2.2%
Peter Kolchinsky, Ph.D.(9)	7,088,651	25.6%
Koji Miura	—	—
Ken Takanashi(10)	5,885,478	18.6%
Masaharu Tanaka(11)	2,794,865	10.1%
Adrian Rawcliffe	—	—
Christian Henry	—	—
All directors and executive officers as a group (12 individuals)(12)	17,372,370	52.8%

(1)	Based on information reported by RA Capital Management, LLC, or RA Capital, on Schedule 13D filed with the SEC on November 27, 2015. Such shares are held by RA Capital Healthcare Fund, L.P., or the Fund, and in a separately managed account, or the Account. RA Capital is the general partner of the Fund and serves as investment advisor for the Account. Peter Kolchinsky, Ph.D., a member of our Board of Directors, is the manager of RA Capital. RA Capital and Dr. Kolchinsky share voting and dispositive power with respect to such shares and may be deemed to beneficially own such shares. The address of RA Capital is 20 Park Plaza, Suite 1200, Boston, MA 02116.
(2)	Based on information reported by Shin Nippon Biomedical Laboratories, Ltd., or SNBL, on Schedule 13D/A filed with the SEC on September 29, 2016. Consists of (i) 1,697,467 ordinary shares and 3,901,348 Series A preferred shares, which can be converted at any time on a one-for-one basis into ordinary shares at the discretion of the holder; these ordinary shares and Series A preferred shares have been pledged by SNBL to Kagoshima Bank, Ltd. in order to secure the obligations of SNBL under certain loan agreements; and (ii) 286,663 ordinary shares held by SNBL USA, Ltd., or SNBL USA, an affiliate of SNBL. Ken Takanashi, a member of our Board of Directors, is a director and executive officer of SNBL and a director of SNBL USA. SNBL and Mr. Takanashi share voting and dispositive power with respect to such shares and may be deemed to beneficially own such shares. The address of SNBL is St. Luke’s Tower 12F, 8-1, Akashi-cho, Chuo-ku, Tokyo 104-0044, Japan.
(3)	Based on information reported by Kagoshima Shinsangyo Sousei Investment Limited Partnership, or KSS, on Schedule 13D/A filed with the SEC on March 31, 2017. Masaharu Tanaka, a member of our Board of Directors, is the President of Kagoshima Development Co. Ltd., or Kagoshima Development, the general partner of KSS. KSS, Kagoshima Development and Mr. Tanaka share voting and dispositive power with respect to such shares, and Mr. Tanaka and Kagoshima Development may be deemed to beneficially own such shares. The address of KSS is 1-3-34 Meizan-cho, Kagoshima City, Kagoshima, 892-0821, Japan.

(4)	Based on information reported by FMR LLC on Schedule 13G/A filed with the SEC on February 14, 2017, such shares are held by FMR LLC or its direct or indirect subsidiaries. The address of FMR LLC is 245 Summer Street, Boston, MA 02210.
(5)	Based on information reported by Teva Pharmaceutical Industries Limited, or Teva Industries, on Schedule 13D filed with the SEC on December 10, 2015. Such shares are held by Teva Industries and Teva Pharmaceuticals USA, Inc., or Teva USA, which share voting and dispositive power with respect to such shares. The address of Teva Industries is 5 Basel Street, Petach Tikva 4951033, Israel.
(6)	Based on information reported by Pfizer Inc., on Schedule 13G filed with the SEC on May 12, 2016. Such shares are held by C.P. Pharmaceuticals International C.V., or the Shareholder, a Netherlands limited partnership. Pfizer Production LLC and Pfizer Manufacturing LLC, or the General Partners, are the general partners for C.P. Pharmaceuticals International C.V. Pfizer Inc. may be deemed to have beneficial ownership over such shares since the Shareholder and the General Partners are indirect wholly-owned subsidiaries of Pfizer Inc. The General Partners may be deemed to have beneficial ownership over such shares as the general partners of the Shareholder. The address of Pfizer Inc., the General Partners and the Shareholder is 235 E. 42nd Street, New York, NY 10017.
(7)	Consists of (i) 190,856 ordinary shares held by Dr. Bolno and (ii) 512,453 ordinary shares underlying options exercisable within 60 days of April 18, 2017.
(8)	Consists of (i) 150,079 ordinary shares held by Dr. Verdine, (ii) 443,558 ordinary shares underlying options exercisable within 60 days of April 18, 2017 held by Dr. Verdine and (iii) 12,237 ordinary shares underlying options exercisable within 60 days of April 18, 2017 held by Dr. Verdine’s spouse. Dr. Verdine disclaims beneficial ownership of the ordinary shares held by his spouse.
(9)	Consists of ordinary shares held by RA Capital Healthcare Fund, L.P. and in a separately managed account, as described in footnote (1) above. Dr. Kolchinsky is the manager of RA Capital, the general partner of the Fund and the investment advisor of the Account, and may be deemed to beneficially own such shares.
(10)	Consists of (i) 1,697,467 ordinary shares and 3,901,348 Series A preferred shares, which can be converted at any time on a one-for-one basis into ordinary shares at the discretion of the holder; these ordinary shares and Series A preferred shares have been pledged by SNBL to Kagoshima Bank, Ltd. in order to secure the obligations of SNBL under certain loan agreements; and (ii) 286,663 ordinary shares held by SNBL USA, in each case as described in footnote (2) above. Mr. Takanashi is a director and executive officer of SNBL and a director of SNBL USA. Mr. Takanashi shares voting and dispositive power with respect to such shares and may be deemed to beneficially own such shares.
(11)	Consists of 2,794,865 ordinary shares held by KSS, as described in footnote (3) above. Mr. Tanaka is the President of Kagoshima Development, the general partner of KSS. Mr. Tanaka shares voting and dispositive power with respect to such shares and may be deemed to beneficially own such shares.
(12)	Consists of (i) 1,262,441 ordinary shares underlying options exercisable within 60 days of April 18, 2017, held by our directors and executive officers and the spouse of one of our directors (ii) 12,208,581 ordinary shares beneficially held by our directors and executive officers and entities affiliated with certain of our directors and (iii) 3,901,348 Series A preferred shares, which can be converted at any time on a one-for-one basis into ordinary shares at the discretion of the holder, held by an entity affiliated with one of our directors.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to our 2014 Equity Incentive Plan, which was our only equity compensation plan in effect as of December 31, 2016.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	3,577,766	$10.58	1,197,426
Equity compensation plans not approved by security holders	—	—	—
Total	3,577,766	$10.58	1,197,426

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following includes a summary of transactions since January 1, 2016 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our ordinary shares, on an as-converted basis, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described in Item 11, “Executive Compensation.” We refer to such transactions as “related party transactions” and such persons as “related parties.” With the approval of our Board of Directors, we have engaged in the related party transactions described below.

Related Party Transaction Policy

Our Board of Directors has adopted a written policy that requires our management to identify proposed related party transactions and present information about the proposed related party transaction to our Audit Committee, or if Audit Committee approval would be inappropriate, to another independent body of our Board of Directors, for review and if deemed appropriate, for approval by the committee. In approving or rejecting such proposed related party transaction, the committee is required to consider relevant facts and circumstances. The committee approves only those transactions that, in light of known circumstances, are deemed to be in our best interests. In the event that any member of the committee is not a disinterested person with respect to the related party transaction under review, that member is excluded from the review and approval or rejection of such related party transaction; provided, however, that such committee member may be counted in determining the presence of a quorum at the meeting of the committee at which such transaction is considered. If we become aware of an existing related party transaction which has not been approved under the policy, the matter will be referred to the committee. The committee evaluates all options available, including ratification, revision or termination of such transaction. In the event that management determines that it is impractical or undesirable to wait until a meeting of the committee to consummate a related party transaction, the chair of the committee may approve such transaction in accordance with the related person transaction approval policy. Any such approval must be reported to the committee at the next regularly scheduled meeting.

Indemnification Agreements with Officers and Directors

We have entered into deeds of indemnity with our directors and our executive officers. These agreements will require us to indemnify these individuals to the fullest extent permitted under Singapore law against liabilities that may arise by reason of their service to us as a result of any proceeding against them as to which they could be indemnified. These indemnification rights shall not be exclusive of any other right which an indemnified person may have or hereafter acquire under any statute, provision of our Constitution, agreement, vote of shareholders or disinterested directors or otherwise if he or she is subsequently found to have been negligent or otherwise have breached his or her trust or fiduciary duties or to be in default thereof, or where the Singapore courts have declined to grant relief.

Registration Rights

Registration Rights Under Our Investors’ Rights Agreement

As of April 18, 2017, the holders of approximately 10.2 million of our ordinary shares are entitled to rights with respect to the registration of these shares under the Securities Act pursuant to the terms of the Investors’ Rights Agreement dated as of August 14, 2015 between us and the holders of these shares. The rights include demand registration rights, Form S-3 registration rights and piggyback registration rights. We are generally required to bear all registration expenses incurred in connection with the demand, Form S-3 and piggyback registrations described below, other than underwriting commissions and discounts, and will pay the reasonable fees and expenses, not to exceed $25,000, of one special counsel to represent all participating shareholders in a registration. The holders of registration rights as of April 18, 2017 under the Investors’ Rights Agreement include the following related parties:

Name	Securities
Entities affiliated with Shin Nippon Biomedical Laboratories, Ltd.(1)	1,859,130
Entities affiliated with RA Capital Healthcare Fund, L.P.(2)	5,213,651
Kagoshima Shinsangyo Sousei Investment Limited Partnership	2,718,615
Gregory L. Verdine, Ph.D.	150,079
Paul B. Bolno, M.D.	190,856
Takeshi Wada, Ph.D.	100,635

(1)	Consists of (i) 1,697,467 ordinary shares held by SNBL and (ii) 161,663 ordinary shares held by SNBL USA, an affiliate of SNBL.
(2)	Consists of (i) 5,012,057 ordinary shares held by RA Capital and (ii) 201,594 shares held in a separately managed account for which RA Capital Management, LLC, the general partner of RA Capital, is investment advisor.

Demand Registration Rights

Under the terms of the Investors’ Rights Agreement, we will be required, upon the request of holders of at least 50% of the then-outstanding shares of Registrable Securities, as such term is defined in the Investors’ Rights Agreement, requesting registration of at least 50% of the then-outstanding shares of Registrable Securities having an anticipated aggregate offering price of at least $25.0 million, net of selling expenses, to effect the registration of such shares on Form S-1 for public resale. We are required to effect only one registration pursuant to this provision of the Investors’ Rights Agreement.

Form S-3 Registration Rights

At any time that we are entitled under the Securities Act to register our shares on Form S-3 and the holders of at least 30% of the then-outstanding Registrable Securities request that we register their shares for public resale on Form S-3 with an aggregate offering price of the shares to be registered of at least $5.0 million, net of selling expenses, we will be required to effect such registration. If, however, our Chief Executive Officer certifies that, in the good faith judgment of our Board of Directors, it would be materially detrimental to us and our shareholders for such registration to become or remain effective because such action would (i) materially interfere with a significant acquisition, corporate reorganization or similar transaction involving us, (ii) require premature disclosure of material information that we have a bona fide business purpose for preserving as confidential, or (iii) render us unable to comply with requirements under the Securities Act or Exchange Act, then we will have the right to defer the registration for up to 120 days. We are only obligated to effect up to one registration on Form S-3 within any 12-month period.

Piggyback Registration Rights

If we register any of our securities either for our own account or for the account of other shareholders, the holders of these shares are entitled to include their shares in the registration. Subject to certain exceptions, we and the underwriters may limit the number of shares included in the underwritten offering if the underwriters believe that including these shares would adversely affect the offering.

Indemnification

Our Investors’ Rights Agreement contains customary cross-indemnification provisions, under which we are obligated to indemnify holders of registrable securities in the event of material misstatements or omissions in the registration statement attributable to us, and they are obligated to indemnify us for material misstatements or omissions attributable to them.

Termination of Registration Rights

The registration rights granted under the Investors’ Rights Agreement will terminate on the third anniversary of the closing of our initial public offering (November 16, 2018), or, with respect to any holder of registrable securities, such earlier time as all such registrable securities held by such holder are available for resale without limitation during a three-month period without registration, pursuant to Rule 144 or another similar exemption under the Securities Act.

Registration Rights under our Share Purchase Agreement

Under the terms of the Pfizer Equity Agreement (defined below), the Pfizer Affiliate (defined below) agreed that the 1,875,000 ordinary shares that the Pfizer Affiliate purchased from us under the Pfizer Equity Agreement (the “Pfizer Shares”) are subject to a lock-up restriction, such that the Pfizer Affiliate will not, and will also cause its affiliates not to, without our prior approval, sell, transfer or otherwise dispose of the Pfizer Shares until certain specified periods of time after the effective date of the Pfizer Equity Agreement. For a certain period following the expiration of the lock-up period, subject to certain conditions and limitations, we agreed to provide certain demand registration rights to the Pfizer Affiliate in order to register all or a portion of the Pfizer Shares purchased by the Pfizer Affiliate. We also provided the Pfizer Affiliate with certain “piggyback” registration rights for a certain period following the expiration of the lock-up period, subject to certain conditions and limitations, such that when we propose to register our ordinary shares for our account, the Pfizer Affiliate will have the right to include some or all of the Pfizer Shares in such registration. The Pfizer Equity Agreement also contains other customary terms and conditions of the parties with respect to the registration of the Pfizer Shares.

Consulting Agreement with Gregory L. Verdine, Ph.D.

Gregory L. Verdine, Ph.D., our Chairman, entered into a consulting agreement with WAVE Life Sciences USA, Inc., or WAVE USA, our wholly owned subsidiary, dated as of April 1, 2012, pursuant to which Dr. Verdine serves as a scientific advisor. The consulting agreement does not have a specified term and may be terminated by either party upon 14 days’ prior written notice. WAVE USA pays Dr. Verdine $12,500 per month and, in 2016, Dr. Verdine was paid an aggregate of $150,000 under this agreement.

Scientific Advisory Arrangement with Takeshi Wada, Ph.D.

Takeshi Wada, Ph.D., elected to step down from our Board of Directors, effective January 31, 2017, and is continuing to work with us as a scientific advisor. During 2016, Dr. Wada continued to provide scientific advisory services to WAVE Life Sciences Japan, Inc., our wholly-owned subsidiary, for which he was compensated under a pre-existing arrangement that entitled him to ¥250,000 per month, which amounted to approximately $2,000 per month. In 2016, we paid Dr. Wada approximately $26,516 in the aggregate for these scientific advisory services.

Agreements with SNBL

Ken Takanashi, a member of our Board of Directors, is a director and executive officer of SNBL and its affiliates. Previously, we leased our corporate office space in Boston, Massachusetts under a non-cancellable operating sublease with SNBL, a related party. On September 22, 2015, we terminated our sublease with SNBL and exited the premises on October 2, 2015. In connection with the termination, we agreed to guarantee SNBL certain obligations of an unrelated third party who entered into a sublease agreement with SNBL effective October 2, 2015. The guarantee provides that in the event the sub-lessee does not meet its lease obligations to SNBL, we will make the required payments. The guarantee agreement is effective through August 2019, when the final lease payments are due, and coincides with the original expiration of the lease. We simultaneously entered into an indemnification agreement with the sub-lessee to indemnify us for any costs incurred under the guaranty made by us to SNBL. The maximum amount of the guarantee over the three-year and six-month sublease period is $0.6 million, exclusive of any indemnification from the sub-lessee.

In addition, pursuant to the terms of certain service agreements we have with SNBL, in 2016, we paid SNBL $0.4 million for contract research services provided to us and our affiliates.

Banking Relationship with KSS

Masaharu Tanaka, a member of our Board of Directors, served as the President of Kagoshima Development Co. Ltd., the general partner of KSS, from June 2014 to March 2017. We maintain depository accounts at Kagoshima Bank, Ltd., an affiliate of KSS, where we hold certain of our cash balances. During the year ended December 31, 2016 and the quarter ended March 31, 2017, we had end-of-quarter cash balances of up to approximately $128 thousand in these depository accounts.

Agreements with Pfizer and its Affiliate

On May 5, 2016, we entered into a Research, License and Option Agreement with Pfizer Inc., which we refer to herein as the “Pfizer Collaboration Agreement.” Simultaneously with the entry into the Pfizer Collaboration Agreement, on May 5, 2016, we entered into a Share Purchase Agreement, or the “Pfizer Equity Agreement,” with C.P. Pharmaceuticals International C.V., an affiliate of Pfizer, or the “Pfizer Affiliate.” We refer to the Pfizer Collaboration Agreement and the Pfizer Equity Agreement herein collectively as the “Pfizer Agreements.”

Pursuant to the terms of the Pfizer Collaboration Agreement, we and Pfizer have agreed to collaborate on the discovery, development and commercialization of stereopure oligonucleotide therapeutics for up to five programs (each, a “Pfizer Program”), each directed at a genetically-defined hepatic target selected by Pfizer. Under the Pfizer Collaboration Agreement, the parties agreed to collaborate during a four-year research term. The term of the Pfizer Collaboration Agreement runs from the effective date until the date of the last to expire payment obligations with respect to each Pfizer Program and with respect to each Company program, and expires on a program-by-program basis accordingly.

Under the terms of the Pfizer Agreements, Pfizer agreed to pay us $40.0 million upfront, $30.0 million of which was in the form of an equity investment in our ordinary shares. Subject to option exercises by Pfizer, assuming five potential products are successfully developed and commercialized, we may earn up to an additional $871.0 million in potential research, development and commercial milestone payments, plus royalties, tiered up to low double-digits, on sales of any products that may result from the collaboration pursuant to the Pfizer Collaboration Agreement.

Under the Pfizer Equity Agreement, we issued 1,875,000 ordinary shares, or the “Pfizer Shares,” to the Pfizer Affiliate at a purchase price of $16.00 per share, for an aggregate purchase price of $30.0 million. Under the terms of the Pfizer Equity Agreement, the Pfizer Affiliate agreed that the Pfizer Shares will be subject to a lock-up restriction, such that the Pfizer Affiliate will not, and will also cause its affiliates not to, without our prior approval, sell, transfer or otherwise dispose of the Pfizer Shares until certain specified periods of time after the effective date of the Pfizer Equity Agreement. We also agreed to provide the Pfizer Affiliate with registration rights, as described under “Registration Rights” above.

DIRECTOR INDEPENDENCE

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board has determined that the following members of the Board are “independent directors” as defined by the NASDAQ Stock Market: Dr. Kolchinsky and Messrs. Henry, Miura, Rawcliffe, Takanashi and Tanaka.

Item 14.	Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by KPMG LLP, our independent registered public accountant firm, for the services described in the table.

	2016	2015
Audit fees(1)	$633,671	$1,983,053
Audit-related fees(2)	—	—
Tax fees(2)	—	—
All other fees(2)	—	—

(1)	We engaged KPMG LLP in 2015 in connection with our initial public offering. Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits and the provision of consents in connection with the filing of registration statements and related amendments, as well as other filings.
(2)	There were no audit-related, tax or other fees in 2015 or 2016.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Item 15(a).	The documents listed below are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A.

Item 15(a)(1) and (2).	See Index to Consolidated Financial Statements on page F-1 of the Original 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3).	Exhibits: The exhibits listed below are filed with, or incorporated by reference in, this Amendment.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Constitution (formerly known as Memorandum of Association and Articles of Association)		Amendment No. 5 to Form S-1 (Exhibit 3.2)	11/10/2015	333-207379

4.1	Form of Specimen Ordinary Share Certificate		Amendment No. 3 to Form S-1 (Exhibit 4.1)	11/06/2015	333-207379

4.2	Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of August 14, 2015		Form S-1 (Exhibit 4.2)	10/09/2015	333-207379

4.3†	Share Purchase Agreement by and between the Registrant and C.P. Pharmaceuticals International C.V., dated as of May 5, 2016		Form10-Q (Exhibit 10.2)	08/15/2016	001-37627

Lease Agreements

10.1	Lease Agreement by and among Harvard Real Estate—Allston, Inc., Shin Nippon Biomedical Laboratories Ltd., dated June 25, 2009		Form S-1 (Exhibit 10.2)	10/09/2015	333-207379

10.2	Commercial Lease Agreement by and among SNBL USA, Ltd. and Ontorii, Inc. (now WAVE Life Sciences USA, Inc.), dated as of January 1, 2010		Form S-1 (Exhibit 10.4)	10/09/2015	333-207379

10.3	Consent to Office Space Sublease by and among SNBL USA, Ltd, Ontorii, Inc. (now WAVE Life Sciences USA, Inc.) and Harvard Real Estate—Allston, Inc., dated as of January 1, 2010		Form S-1 (Exhibit 10.3)	10/09/2015	333-207379

10.4	Amendment 1 to the Commercial Lease Agreement by and between SNBL USA, Ltd. and Ontorii, Inc. (now WAVE Life Sciences USA, Inc.), dated as of July 1, 2011		Form S-1 (Exhibit 10.5)	10/09/2015	333-207379

10.5	Lease Agreement by and between the Registrant and King 733 Concord LLC, dated as of April 6, 2015		Form S-1 (Exhibit 10.7)	10/09/2015	333-207379

10.6	Lease Agreement by and between WAVE Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of September 26, 2016.		Form 8-K (Exhibit 10.1)	09/27/2016	001-37627

10.7	First Amendment (to Lease) by and between WAVE Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of December 31, 2016		Form 8-K (Exhibit 10.1)	01/06/2017	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

Collaboration and License Agreements

10.8†	Co-Exclusive License Agreement by and between the Registrant and Max-Planck-Innovation GmbH, dated as of June 8, 2015		Form S-1 (Exhibit 10.10)	10/09/2015	333-207379

10.9†	Research, License and Option Agreement by and between the Registrant and Pfizer Inc., dated as of May 5, 2016		Form10-Q (Exhibit 10.1)	08/15/2016	001-37627

Agreements with Executive Officers and Directors

10.10+	Form of Deed of Indemnity by and between the Registrant and each of its directors and certain of its officers		Form S-1 (Exhibit 10.11)	10/09/2015	333-207379

10.11+	Employment Agreement by and between the Registrant and Paul B. Bolno, M.D., dated as of December 12, 2013		Form S-1 (Exhibit 10.12)	10/09/2015	333-207379

10.12+	Offer Letter by and between the Registrant and Chandra Vargeese, Ph.D., dated as of July 2, 2014		Form S-1 (Exhibit 10.14)	10/09/2015	333-207379

10.13+	Offer Letter by and between the Registrant and Christopher Francis, Ph.D., dated as of March 10, 2014		Form S-1 (Exhibit 10.15)	10/09/2015	333-207379

10.14+	Employment Agreement between the Registrant and Michael Panzara, M.D. dated as of July 11, 2016		Form 10-Q (Exhibit 10.4)	11/09/2016	001-37627

10.15+	Employment Agreement between the Registrant and Keith C. Regnante dated as of August 16, 2016		Form 10-Q (Exhibit 10.5)	11/09/2016	001-37627

10.16+	Non-Employee Director Compensation Policy effective as of November 10, 2016.		Form 8-K (Exhibit 10.1)	11/10/2016	001-37627

10.17+	Consulting Agreement by and between Ontorii, Inc. (now WAVE Life Sciences USA, Inc.) and Gregory Verdine, dated as of April 1, 2012		Form S-1 (Exhibit 10.16)	10/09/2015	333-207379

10.18+	Nominee Director Fee Agreement by and between the Registrant and Miura & Associates Management Consultants Pte. Ltd., dated as of October 23, 2012		Form S-1 (Exhibit 10.17)	10/09/2015	333-207379

Equity and Other Compensation Plans

10.19+	WAVE Life Sciences Ltd. 2014 Equity Incentive Plan, as amended, and forms of agreement thereunder		Form S-8 (Exhibit 10.1)	12/17/2015	333-208598

10.20+	Form of Incentive Share Option Agreement (updated as of September 20, 2016) under the 2014 Equity Incentive Plan		Form 10-Q (Exhibit 10.1)	11/09/2016	001-37627

10.21+	Form Non-qualified Share Option Agreement (updated as of September 20, 2016) under the 2014 Equity Incentive Plan		Form 10-Q (Exhibit 10.2)	11/09/2016	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.22+	Form of Restricted Share Unit Agreement under the 2014 Equity Incentive Plan		Form 10-Q (Exhibit 10.3)	11/09/2016	001-37627

21.1	List of Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	03/16/2017	001-37627

23.1	Consent of Independent Registered Public Accounting Firm		Form 10-K (Exhibit 23.1)	03/16/2017	001-37627

24.1	Power of Attorney (included on signature page to the Original 10-K)

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)	X

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)	X

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer.		Form 10-K (Exhibit 32)	03/16/2017	001-37627

101.INS	XBRL Instance Document		Form 10-K (Exhibit 101.INS)	03/16/2017	001-37627

101.SCH	XBRL Taxonomy Extension Schema Document		Form 10-K (Exhibit 101.SCH)	03/16/2017	001-37627

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Form 10-K (Exhibit 101.CAL)	03/16/2017	001-37627

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Form 10-K (Exhibit 101.DEF)	03/16/2017	001-37627

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Form 10-K (Exhibit 101.LAB)	03/16/2017	001-37627

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Form 10-K (Exhibit 101.PRE)	03/16/2017	001-37627

(+)	Indicates management contract or compensatory plan or arrangement.
(†)	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

WAVE Life Sciences Ltd.

Date: April 28, 2017	By:	/s/ Paul B. Bolno, M.D.
Paul B. Bolno, M.D.
President and Chief Executive Officer