Form 10-Q
period 2017-06-30
WAVE Life Sciences Ltd.
filed 2017-08-09
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of outstanding ordinary shares of the registrant as of August 1, 2017 was 27,760,214.

WAVE LIFE SCIENCES LTD.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$197,394	$150,293
Prepaid expenses and other current assets	3,830	1,483
Deferred tax assets	—	214
Total current assets	201,224	151,990
Property and equipment, net	20,775	8,607
Deferred tax assets	774	560
Restricted cash	3,606	3,601
Other assets	53	53
Total assets	$226,432	$164,811
Liabilities, Series A preferred shares and shareholders’ equity
Current liabilities:
Accounts payable	$7,983	$4,943
Accrued expenses and other current liabilities	4,589	4,434
Current portion of capital lease obligation	47	62
Current portion of deferred revenue	2,705	2,705
Current portion of lease incentive obligation	231	11
Total current liabilities	15,555	12,155
Long-term liabilities:
Capital lease obligation, net of current portion	—	16
Deferred rent	2,864	680
Deferred revenue, net of current portion	6,959	8,311
Lease incentive obligation, net of current portion	2,197	116
Other liabilities	2,071	796
Total long-term liabilities	14,091	9,919
Total liabilities	$29,646	$22,074
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at June 30, 2017 and December 31, 2016	7,874	7,874
Shareholders’ equity:
Ordinary shares, no par value; 27,731,412 and 23,502,169 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	309,355	215,602
Additional paid-in capital	15,996	10,029
Accumulated other comprehensive loss	(273)	(291)
Accumulated deficit	(136,166)	(90,477)
Total shareholders’ equity	188,912	134,863
Total liabilities, Series A preferred shares and shareholders’ equity	$226,432	$164,811

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$676	$417	$1,352	$417
Operating expenses:
Research and development	19,103	8,401	33,843	13,137
General and administrative	6,667	3,654	12,517	6,870
Total operating expenses	25,770	12,055	46,360	20,007
Loss from operations	(25,094)	(11,638)	(45,008)	(19,590)
Other income (expense):
Dividend income	482	—	772	—
Interest income (expense), net	1	106	4	210
Other income (expense), net	(64)	15	(136)	11
Total other income (expense), net	419	121	640	221
Loss before income tax provision	(24,675)	(11,517)	(44,368)	(19,369)
Income tax provision	(18)	(48)	(1,321)	(43)
Net loss	$(24,693)	$(11,565)	$(45,689)	$(19,412)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.92)	$(0.51)	$(1.81)	$(0.88)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	26,899,058	22,708,022	25,224,725	22,126,562

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(24,693)	$(11,565)	$(45,689)	$(19,412)
Other comprehensive income (loss):
Foreign currency translation	3	24	18	35
Comprehensive loss	$(24,690)	$(11,541)	$(45,671)	$(19,377)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(45,689)	$(19,412)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization of lease incentive obligation	(66)	—
Depreciation of property and equipment	671	337
Share-based compensation expense	5,966	2,136
Deferred rent	2,184	254
Deferred income taxes	—	43
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,343)	(2,069)
Accounts payable	1,685	1,183
Accrued expenses and other current liabilities	164	1,208
Deferred revenue	(1,352)	9,583
Other non-current liabilities	1,274	(9)
Net cash used in operating activities	(37,506)	(6,746)
Cash flows from investing activities
Increase in restricted cash	(5)	—
Proceeds from the sale of property and equipment	—	4
Purchases of property and equipment	(9,202)	(1,563)
Net cash used in investing activities	(9,207)	(1,559)
Cash flows from financing activities
Proceeds from issuance of ordinary shares, net of offering costs	93,514	30,000
Costs associated with initial public offering	—	(1,075)
Payments on capital lease obligation	(31)	(31)
Proceeds from the exercise of share options	243	28
Net cash provided by financing activities	93,726	28,922
Effect of foreign exchange rates on cash	88	(72)
Net increase in cash and cash equivalents	47,101	20,545
Cash and cash equivalents at beginning of period	150,293	161,220
Cash and cash equivalents at end of period	$197,394	$181,765
Supplemental disclosure of cash flow information:
Deferred follow-on offering costs in accrued expenses at period end	$5	$—
Property and equipment purchases in accounts payable and accrued expenses at period end	$2,987	$1,039

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Wave Life Sciences Ltd.

Notes to Unaudited Consolidated Financial Statements

1. THE COMPANY

Organization

Wave Life Sciences Ltd. (together with its subsidiaries, “Wave” or the “Company”) is a genetic medicines company with an innovative and proprietary synthetic chemistry drug development platform that the Company is using to design, develop and commercialize a broad pipeline of first-in-class or best-in-class nucleic acid therapeutic candidates for genetically defined diseases. The Company is initially developing oligonucleotides that target genetic defects to either reduce the expression of disease-promoting proteins or transform the production of dysfunctional mutant proteins into the production of functional proteins.

The Company was incorporated in Singapore on July 23, 2012 and has its principal U.S. office in Cambridge, Massachusetts. The Company was incorporated with the purpose of combining two commonly held companies, Wave Life Sciences USA, Inc. (“Wave USA”), a Delaware corporation (formerly Ontorii, Inc.), and Wave Life Sciences Japan, Inc. (“Wave Japan”), a company organized under the laws of Japan (formerly Chiralgen., Ltd.), which occurred on September 13, 2012. On May 31, 2016, Wave Life Sciences Ireland Limited (“Wave Ireland”) was formed as a wholly-owned subsidiary of Wave Life Sciences Ltd. On April 3, 2017, Wave Life Sciences UK Limited (“Wave UK”) was formed as a wholly-owned subsidiary of Wave Life Sciences Ltd. Wave UK was formed as a private company organized under the laws of England and Wales.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2017, have had no material changes during the three and six months ended June 30, 2017.

Unaudited Interim Financial Data

The accompanying interim consolidated balance sheet as of June 30, 2017, the related interim consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016, and the related interim information contained within the notes to the consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2017 and 2016 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2017 and 2016. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or any other interim period or future year or period.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

The recently issued accounting pronouncements described in the Company’s audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s 2016 Annual Report on Form 10-K filed with the SEC on March 16, 2017, have had no material changes during the three and six months ended June 30, 2017, except as described below.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective on January 1, 2018 and earlier application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  For the year ended December 31, 2016 and the six months ended June 30, 2017, revenue was generated exclusively from the Pfizer Collaboration Agreement. The Company is currently evaluating the potential impact that ASU 2014-09 may have on its financial position and results of operations as it relates to this single arrangement, and expects to elect the modified retrospective application as its transition method.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent on the balance sheet. The new standard is effective for annual and interim periods beginning after December 15, 2016. During the three months ended March 31, 2017, the Company elected to adopt ASU 2015-17 on a prospective basis. The adoption of this standard resulted in the reclassification of short-term deferred tax assets to long-term deferred tax assets.

3. APRIL 2017 FOLLOW-ON UNDERWRITTEN PUBLIC OFFERING

On April 18, 2017, the Company issued and sold in an underwritten public offering (the “Offering”) an aggregate of 4,166,667 ordinary shares at $24.00 per share. The shares were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-215428) that the SEC declared effective on February 6, 2017. A prospectus and prospectus supplement relating to the Offering has been filed with the SEC. The Offering resulted in $93.5 million of net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses.

4. SHARE-BASED COMPENSATION

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

As of June 30, 2017, 692,363 ordinary shares remained available for future grant under the 2014 Plan.

The Company measures and records the value of options granted to non-employees over the period of time that services are provided and, as such, unvested portions are subject to re-measurement at subsequent reporting periods.

Share Options

Share option activity under the 2014 Plan for the six months ended June 30, 2017 is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Options outstanding as of January 1, 2017	3,577,766	$10.58
Granted	360,000	$26.67
Exercised	(62,576)	$3.90
Cancelled or forfeited	(23,844)	$20.38
Outstanding as of June 30, 2017	3,851,346	$12.13
Options exercisable as of June 30, 2017	1,750,269	$5.46
Options unvested as of June 30, 2017	2,101,077	$17.68

The Company recorded share-based compensation expense related to options granted to non-employees in the amount of $0.5 million and $0.6 million for the three months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017 and 2016, the Company recorded share-based compensation expense related to options granted to non-employees in the amount of $1.3 million and $1.0 million, respectively. Share-based compensation expense related to non-employees is recorded in research and development expenses.

Restricted Share Units

Restricted share unit (“RSU”) activity for the six months ended June 30, 2017 is summarized as follows:

	RSUs	Average Grant Date Fair Value (in dollars per share)
RSUs Outstanding as of January 1, 2017	22,750	$21.69
Granted	170,859	$29.05
Vested	—	$—
Forfeited	(1,952)	$29.05
RSUs Outstanding at June 30, 2017	191,657	$28.18

The RSUs granted in 2016 fully vest upon the first anniversary of the grant date. The RSUs granted in 2017 vest over a four-year period. Any RSUs that are forfeited or canceled are available to be granted again.

Share-based compensation expense for the three and six months ended June 30, 2017 and 2016 was classified in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Research and development expenses	$1,812	$922	$3,768	$1,510
General and administrative expenses	1,156	348	2,198	626
Total share-based compensation	$2,968	$1,270	$5,966	$2,136

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

Under the Pfizer Collaboration Agreement, the parties agreed to collaborate during the four-year Research Term. During the Research Term, the Company is responsible to use its commercially reasonable efforts to advance up to five programs through to the selection of clinical candidates. At that stage, Pfizer may elect to license any of these Pfizer Programs exclusively and to have exclusive rights to undertake the clinical development of the resulting clinical candidates into products and the potential commercialization of any such products thereafter. In addition, the Company receives a non-exclusive, royalty-bearing sublicensable license to use Pfizer’s hepatic targeting technology in any of the Company’s own hepatic programs that are outside the scope of the Collaboration (the “Wave Programs”). If the Company uses this technology on the Wave Programs, Pfizer is eligible to receive potential development and commercial milestone payments from the Company. Pfizer is also eligible to receive tiered royalties on sales of any products that include Pfizer’s hepatic targeting technology.

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

During the three and six months ended June 30, 2017, the Company recognized revenue of $0.7 million and $1.4 million, respectively, under the Pfizer Collaboration Agreement. During the three and six months ended June 30, 2016, the Company recognized revenue of $0.4 million under the Pfizer Collaboration Agreement. Deferred revenue amounted to $9.7 million at June 30, 2017, of which $2.7 million is included in current liabilities.

6. NET LOSS PER ORDINARY SHARE

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

The following ordinary share equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2017	2016
Options to purchase ordinary shares	3,851,346	3,152,926
Restricted share units	191,657	—
Series A preferred shares	3,901,348	3,901,348

7. INCOME TAXES

The Company is a multi-national company subject to taxation in the United States and various other jurisdictions. During the three months ended June 30, 2017 and 2016, the Company recorded a tax provision of less than $0.1 million and less than $0.1 million, respectively, both of which are primarily the result of U.S. income generated under research and management services arrangements between the Company’s U.S. and Singapore entities. During the six months ended June 30, 2017 and 2016, the Company recorded a tax provision of $1.3 million and less than $0.1 million, respectively. The increase in the tax provision for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, is a result of additional income earned in the United States under the aforementioned research and management services arrangements between the Company’s U.S. and Singapore entities. During the three and six months ended June 30, 2017 and 2016, the Company recorded no income tax benefits for the net operating losses incurred in Japan, Singapore, or the United Kingdom, due to its uncertainty of realizing a benefit from those items.

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

8. RELATED PARTIES

The Company had the following related party transactions for the periods presented in the accompanying consolidated financial statements, which have not otherwise been discussed in these notes to the consolidated financial statements:

•

The Company had cash of $116 thousand and $118 thousand at June 30, 2017 and December 31, 2016, respectively, in depository accounts with Kagoshima Bank, Ltd., an affiliate of one of the Company’s shareholders, Kagoshima Shinsangyo Sousei Investment Limited Partnership.

•

Pursuant to the terms of various service agreements with Shin Nippon Biomedical Laboratories Ltd. (“SNBL”), one of the Company’s shareholders, the Company paid SNBL $73 thousand and $210 thousand during the three months ended June 30, 2017 and 2016, respectively, and $78 thousand and $325 thousand during the six months ended June 30, 2017 and 2016, respectively, for contract research services provided to the Company and its affiliates.

•

In 2012, the Company entered into a consulting agreement for scientific advisory services with Dr. Gregory L. Verdine, one of the Company’s founders and the Chairman of the Company’s Board of Directors. The consulting agreement does not have a specific term and may be terminated by either party upon 14 days’ prior written notice. Pursuant to the consulting agreement, the Company pays Dr. Verdine approximately $13 thousand per month, plus reimbursement of certain expenses.

9. GEOGRAPHIC DATA

The Company’s long-lived assets consist of property and equipment and are located in the following geographical areas:

	June 30, 2017	December 31, 2016
	(in thousands)
Asia	$60	$136
United States	20,715	8,471
Total long-lived assets	$20,775	$8,607

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2017 (the “2016 Annual Report on Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2016 Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future. Forward-looking statements include statements about our ability to fund our working capital requirements; the success, cost and timing of our product development activities and current and future clinical trials; the timing of and our ability to obtain and maintain regulatory approvals for any of our product candidates; our ability to identify and develop new product candidates; our intellectual property position; our manufacturing, commercialization and marketing capabilities and strategy; our ability to develop sales and marketing capabilities; our use of proceeds from our equity offerings; our estimates regarding future expenses and needs for additional financing; our ability to identify, recruit and retain key personnel; our financial performance; our competitive position; our liquidity and working capital requirements; and the expected impact of new accounting standards. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these statements, including the following: the ability of our preclinical studies to produce data sufficient to support the filing of investigational new drug applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our effectiveness in managing current and future clinical trials and regulatory processes; the success of our platform in identifying viable candidates; the continued development and acceptance of nucleic acid therapeutics as a class of drugs; our ability to demonstrate the therapeutic benefits of our stereopure candidates in clinical trials, including our ability to develop candidates across multiple therapeutic modalities; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to raise additional capital as needed; and competition from others developing therapies for similar uses, as well as the information under the caption “Risk Factors” contained in this Quarterly Report on Form 10-Q and in the 2016 Annual Report on Form 10-K filed with the SEC and in other filings we make with the SEC. If our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, these statements should not be regarded as representations or warranties by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Our core focus for our wholly-owned proprietary programs is neurology, which we broadly define as genetic diseases within the central nervous system (the “CNS”) and neuromuscular system. As a part of our portfolio strategy, we expect to initiate six development programs by the end of 2018. We have initiated clinical trials of our two lead programs in Huntington’s disease (“HD”), we are on track to initiate clinical trials for our lead program in Duchenne muscular dystrophy (“DMD”) targeting exon 51 in the second half of 2017, and we are targeting C9orf72 (chromosome 9 open reading frame 72) in amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”) as our next areas of development.  Further details regarding our programs are set forth below.

•

In HD, we have two separate programs, WVE-120101 and WVE-120102, each targeting a different disease-associated single nucleotide polymorphism (“SNP”), within the huntingtin gene: rs362307 (“HTT SNP-1”) and rs362331 (“HTT SNP-2”). SNPs are naturally occurring variations within a given genetic sequence and in certain instances can be used to distinguish between two related copies of a gene where only one is responsible for causing production of a defective protein which causes disease. It has been shown that by targeting HTT SNP-1 or HTT SNP-2, the production of disease-causing proteins associated with HD can be reduced. In July 2017, we initiated PRECISION-HD1 and PRECISION-HD2, our two Phase 1b/2a multicenter, randomized, double-blind, placebo-controlled clinical trials that will primarily evaluate the safety and tolerability of single and multiple doses of WVE-120101 and WVE-120102, respectively, administered intrathecally in HD patients.

•

In DMD, we have developed WVE-210201, which targets exon 51, a region within the ribonucleic acid (“RNA”), transcribed from the dystrophin gene. DMD is a genetic disorder caused by mutations in the dystrophin gene that results in dysfunctional dystrophin protein. We expect to initiate clinical development of WVE-210201 in the second half of 2017.

•

In ALS and FTD, we are targeting pathological C9orf72 mutations resulting from repeat expansions in the gene.  These expansions are currently known as the largest genetic cause of familial ALS and FTD, accounting for approximately one-third and one-quarter of patients, respectively.  Mutations of C9orf72 are also considered to be a strong genetic risk factor for the more common, non-inherited, sporadic forms of ALS and FTD, both of which are fatal, complex, neurodegenerative disorders.  We expect to initiate clinical development in ALS and FTD in late 2018.

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

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss was $45.7 million and $19.4 million in the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, we had an accumulated deficit of $136.2 million and $90.5 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

Recent Developments

On April 18, 2017, we closed a follow-on underwritten public offering of 4,166,667 ordinary shares for gross proceeds of $100.0 million. Net proceeds to us from the offering were $93.5 million, after deducting underwriting discounts and commissions and offering expenses. We intend to use the proceeds from this offering to further advance our three lead programs in HD and DMD; advance the development of our next three therapeutic candidates into the clinic; increase internal current good manufacturing practice

(“cGMP”) manufacturing capacity; support continued investment in the platform to drive the discovery and advancement of additional therapeutic candidates; and for general corporate purposes.

Financial Operations Overview

Revenue

We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenue during the three and six months ended June 30, 2017 and 2016 represents revenue earned under the Pfizer Collaboration Agreement, which was entered into in May 2016.

Operating Expenses

Our operating expenses since inception have consisted primarily of research and development costs and general and administrative costs.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

•	compensation-related expenses, including employee salaries, bonuses, share-based compensation expense and other related benefits costs, for personnel in our research and development organization;
•

expenses incurred under agreements with third parties, including contract research organizations (“CROs”) that conduct research, preclinical and clinical activities on our behalf, as well as contract manufacturing organizations (“CMOs”) that manufacture drug products for use in our preclinical and clinical trials;

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

Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of CROs, CMOs, consultants, and other external costs incurred in connection with our preclinical and clinical studies and regulatory fees. However, we do not allocate the cost of sponsored research on a program-by-program basis, because these costs are deployed across multiple product programs under development and, as such, are classified as costs of our research. The cost of sponsored research includes laboratory supplies, equipment repairs and maintenance and facility-related expenses.

The table below summarizes our research and development expenses incurred on our platform and by program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
HD programs	$3,255	$2,681	$4,493	$3,158
DMD program	2,175	632	6,911	867
Other discovery programs, platform development and identification of potential drug discovery candidates	13,673	5,088	22,439	9,112
Total research and development expenses	$19,103	$8,401	$33,843	$13,137

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our compensation-related expenses, including salaries, bonuses, share-based compensation and other related benefits costs, will increase in the future as we attract and maintain additional personnel. We expect that our research and development expenses will continue to increase in the foreseeable future as we continue to conduct and initiate clinical trials for certain of our product candidates, continue to discover and develop additional product candidates, and pursue later stages of clinical development of our product candidates. Additionally, we expect our facility-related expenses to increase related to the lease we entered into in 2016 for space in Lexington, Massachusetts, which we intend to use primarily for our cGMP manufacturing, as well as for additional laboratory and office space.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation-related expenses, including salaries, bonuses, share-based compensation and other related benefits costs, for personnel in our executive, finance, corporate, business development, legal and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and general corporate matters; expenses associated with being a public company; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; other operating costs; and facility-related expenses.

We anticipate that our general and administrative expenses will increase in the future, primarily due to additional compensation-related expenses, including salaries, benefits, incentive arrangements and share-based compensation awards, as we increase our employee headcount to support the expected growth in our research and development activities and the potential commercialization of our product candidates. Additionally, we expect our facility-related expenses to increase related to the lease we entered into in 2016 for space in Lexington, Massachusetts, which we intend to use primarily for our cGMP manufacturing, as well as for additional laboratory and office space.

Other Income (Expense), net

Other income (expense), net for the three and six months ended June 30, 2017 and 2016 consists primarily of dividend and interest income earned on cash and cash equivalents balances.

Income Taxes

We are a multi-national company subject to taxation in the United States and various other jurisdictions. The income tax provision recorded during the three and six months ended June 30, 2017 and 2016 is primarily the result of U.S. income generated under research and management services arrangements between our U.S. and Singapore entities.

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

Our critical accounting policies are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our 2016 Annual Report on Form 10-K filed with the SEC on March 16, 2017. We believe that of our critical accounting policies, the accounting policies with respect to revenue recognition and income taxes involve the most judgment and complexity. During the six months ended June 30, 2017, there were no material changes to our critical accounting policies.

Accordingly, we believe these identified policies are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of Operations

Comparison of the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016	Change
	(in thousands)
Revenues	$676	417	$259
Operating expenses
Research and development	19,103	8,401	10,702
General and administrative	6,667	3,654	3,013
Total operating expense	25,770	12,055	13,715
Loss from operations	(25,094)	(11,638)	(13,456)
Other income (expense), net	419	121	298
Loss before income tax provision	(24,675)	(11,517)	(13,158)
Income tax provision	(18)	(48)	30
Net loss	$(24,693)	$(11,565)	$(13,128)

Revenue

The revenue for the three months ended June 30, 2017 and 2016 was earned under the Pfizer Collaboration Agreement, which was entered into in May 2016. There was $0.7 million of revenue for the three months ended June 30, 2017, which represents an increase of $0.3 million over the $0.4 million of revenue for the three months ended June 30, 2016.

Research and Development Expenses

	Three Months Ended June 30,
	2017	2016	Increase
	(in thousands)
HD programs	$3,255	$2,681	$574
DMD program	2,175	632	1,543
Other discovery programs, platform development and identification of potential drug discovery candidates	13,673	5,088	8,585
Total research and development expenses	$19,103	$8,401	$10,702

Research and development expenses were $19.1 million for the three months ended June 30, 2017, compared to $8.4 million for the three months ended June 30, 2016. The increase of $10.7 million was due primarily to the following:

•	an increase of $0.6 million in preclinical and clinical research and development expenses related to our two HD programs, WVE-120101 and WVE-120102;
•	an increase of $1.5 million in preclinical research and development expenses related to our DMD program, WVE-210201; and
•

an increase of $8.6 million in research and development expenses related to other discovery programs, platform development and identification of potential drug discovery candidates, due to an increase of $5.5 million in research and development supplies and services expenses and facility-related expenses, and an increase of $3.1 million in compensation-related expenses, including an increase of $0.9 million in share-based compensation expense, which is the result of an increase in employee headcount.

Foreign currency translation did not have a significant impact on changes in our consolidated research and development expenses from the three months ended June 30, 2016 to the three months ended June 30, 2017.

General and Administrative Expenses

General and administrative expenses were $6.7 million for the three months ended June 30, 2017, as compared to $3.7 million for the three months ended June 30, 2016. The increase of $3.0 million was the result of the increases in compensation-related expenses, which is the result of the increase in employee headcount, as well as increases in facility-related expenses and other general operating expenses.

Foreign currency translation did not have a significant impact on changes in our consolidated general and administrative expenses from the three months ended June 30, 2016 to the three months ended June 30, 2017.

Income Tax Provision

During the three months ended June 30, 2017 and 2016, we recorded an income tax provision of less than $0.1 million for both periods. The income tax provisions recorded during these periods were primarily the result of U.S. income generated under research and management services arrangements between our U.S. and Singapore entities. During the three months ended June 30, 2017 and 2016, we recorded no income tax benefits for the net operating losses incurred in Japan, Singapore or the United Kingdom, due to uncertainty regarding future taxable income in these jurisdictions.

Comparison of the six months ended June 30, 2017 and 2016:

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016	Change
	(in thousands)
Revenues	$1,352	417	$935
Operating expenses
Research and development	33,843	13,137	20,706
General and administrative	12,517	6,870	5,647
Total operating expense	46,360	20,007	26,353
Loss from operations	(45,008)	(19,590)	(25,418)
Other income (expense), net	640	221	419
Loss before income tax provision	(44,368)	(19,369)	(24,999)
Income tax provision	(1,321)	(43)	(1,278)
Net loss	$(45,689)	$(19,412)	$(26,277)

Revenue

The revenue for the six months ended June 30, 2017 and 2016 was earned under the Pfizer Collaboration Agreement, which was entered into in May 2016. There was $1.4 million in revenue for the six months ended June 30, 2017, which represents an increase of approximately $1.0 million in revenue over the $0.4 million of revenue for the six months ended June 30, 2016.

Research and Development Expenses

The table below summarizes our research and development expenses incurred for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016	Increase
	(in thousands)
HD programs	$4,493	$3,158	$1,335
DMD program	6,911	867	6,044
Other discovery programs, platform development and identification of potential drug discovery candidates	22,439	9,112	13,327
Total research and development expenses	$33,843	$13,137	$20,706

Research and development expenses were $33.8 million for the six months ended June 30, 2017 compared to $13.1 million for the six months ended June 30, 2016. The increase of $20.7 million was due to the following:

•	an increase of $1.3 million in preclinical and clinical research and development expenses related to our two HD programs, WVE-120101 and WVE-120102;
•	an increase of $6.0 million in preclinical research and development expenses related to our DMD program, WVE-210201; and
•

an increase of $13.3 million in research and development expenses related to other discovery programs, platform development and identification of potential drug discovery candidates, due to an increase of $6.5 million in research and development supplies and services expenses and facility-related expenses, and an increase of $6.8 million in compensation-related expenses, including an increase of $2.3 million in share-based compensation expense, which is the result of an increase in employee headcount.

Foreign currency translation did not have a significant impact on changes in our consolidated research and development expenses from the six months ended June 30, 2016 to the six months ended June 30, 2017.

General and Administrative Expenses

General and administrative expenses were $12.5 million for the six months ended June 30, 2017, compared to $6.9 million for the six months ended June 30, 2016. The increase of $5.6 million was the result of the increases in compensation-related expenses, which is the result of the increase in employee headcount, as well as increases in facility-related expenses and other general operating expenses.

Foreign currency translation did not have a significant impact on changes in our consolidated general and administrative expenses from the six months ended June 30, 2016 to the six months ended June 30, 2017.

Income Tax Provision

During the six months ended June 30, 2017 and 2016, we recorded a tax provision of $1.3 million and less than $0.1 million, respectively. The increase in the tax provision is primarily the result of additional income earned in the United States under research and management services arrangements between our U.S. and Singapore entities. During the six months ended June 30, 2017 and 2016, we recorded no income tax benefits for the net operating losses incurred in Japan, Singapore, or the United Kingdom, due to uncertainty regarding future taxable income in these jurisdictions.

Liquidity and Capital Resources

To date we have primarily funded our operations through private placements of debt and equity securities, public offerings of our ordinary shares and collaborations. Through June 30, 2017, we have received an aggregate of approximately $323.2 million in net proceeds from these transactions. We received $89.3 million in net proceeds from private placements of our debt and equity securities, $100.4 million in net proceeds ($111.9 million gross proceeds) from our initial public offering, inclusive of the over-allotment exercise, $40.0 million under the Pfizer Agreements, including $10.0 million as an upfront payment under the Pfizer Collaboration Agreement and $30.0 million in the form of an equity investment, and $93.5 million in net proceeds ($100.0 million gross proceeds) from our April 2017 follow-on underwritten public offering.

On April 18, 2017, we closed a follow-on underwritten public offering of 4,166,667 ordinary shares for gross proceeds of $100.0 million. Net proceeds to us from the offering were $93.5 million, after deducting underwriting discounts and commissions and offering expenses.

Since our inception, we have not generated any product revenue and have incurred recurring net losses.

As of June 30, 2017, we had cash and cash equivalents totaling $197.4 million and an accumulated deficit of $136.2 million and restricted cash of $3.6 million related to letters of credit for our leased premises in Cambridge, Massachusetts and Lexington, Massachusetts.

We expect that the capital resources available to us as of June 30, 2017, together with anticipated milestone payments under our existing collaboration with Pfizer, will be sufficient to fund our operating expenses and capital expenditure requirements into mid-2019. We have based this estimate on assumptions that may prove to be incorrect, and we may use our available capital resources sooner than we currently expect. In addition, we may elect to raise additional funds before we need them if the conditions for raising capital are favorable due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash used in operating activities	$(37,506)	$(6,746)
Cash used in investing activities	(9,207)	(1,559)
Cash provided by financing activities	93,726	28,922
Effect of foreign exchange rates of cash	88	(72)
Net increase in cash and cash equivalents	$47,101	$20,545

Operating Activities

During the six months ended June 30, 2017, operating activities used approximately $37.5 million of cash, which was the result of our net loss of $45.7 million and changes in operating assets and liabilities of $0.6 million, partially offset by non-cash charges of $8.8 million. The non-cash charges were mainly related to the share-based compensation expense of $6.0 million and the $2.2 million increase in deferred rent.

During the six months ended June 30, 2016, operating activities used $6.7 million of cash, which was the result of our net loss of $19.4 million, partially offset by changes in operating assets and liabilities of $9.9 million and non-cash charges of $2.8 million. The non-cash charges were related primarily to share-based compensation of $2.1 million. The cash provided from changes in operating assets and liabilities was primarily the result of the $9.6 million increase in deferred revenue as a result of the upfront payments received pursuant to the Pfizer Agreements.

Investing Activities

During the six months ended June 30, 2017, investing activities used $9.2 million of cash, consisting primarily of purchases of property and equipment.

During the six months ended June 30, 2016, investing activities used $1.6 million of cash, consisting primarily of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2017, net cash provided by financing activities was $93.7 million, which was primarily due to the $93.5 million in net proceeds from the April 2017 follow-on underwritten public offering of 4,166,667 ordinary shares.

During the six months ended June 30, 2016, net cash provided by financing activities was $28.9 million, which was primarily due to the $30.0 million in proceeds from the issuance of 1,875,000 ordinary shares to an affiliate of Pfizer related to the Pfizer Equity Agreement.

Effect of Foreign Exchange Rates on Cash

During the six months ended June 30, 2017, the effect of changes in foreign exchange rates on cash was an increase in cash of $0.1 million, primarily due to changes in the Japanese yen from December 31, 2016 to June 30, 2017.

During the six months ended June 30, 2016, the effect of changes in foreign exchange rates on cash was a decrease in cash of $0.1 million, primarily due to changes in the Japanese yen from December 31, 2015 to June 30, 2016.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities and the establishment of our internal cGMP manufacturing capabilities. We anticipate that our expenses will increase substantially if and as we:

•

conduct our two Phase 1b/2a clinical trials evaluating our product candidates WVE-102101 and WVE-102102 in patients with Huntington’s disease and file additional clinical trial applications with global regulatory agencies and initiate potential additional clinical trials for our two programs in Huntington’s disease;

•	file clinical trial applications with global regulatory agencies and initiate clinical trials for our program in Duchenne muscular dystrophy;
•	conduct research and continue preclinical development of discovery targets and advance additional programs into development;
•	file clinical trial applications with global regulatory agencies and initiate clinical trials for additional development programs;
•	make strategic investments in expanding our R&D platform capabilities and in optimizing our manufacturing processes and formulations;
•	develop manufacturing capabilities through outsourcing and establishing a scalable manufacturing facility;
•	maintain our intellectual property portfolio and consider the acquisition of complementary intellectual property;
•	seek and obtain regulatory approvals for our product candidates; and
•	establish and build capabilities to market, manufacture and distribute our product candidates.

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

Because of the numerous risks and uncertainties associated with the development of drug candidates or follow-on programs and because the extent to which we may enter into collaborations with third parties for development of product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development for our therapeutic programs. Our future capital requirements for our therapeutic programs will depend on many factors, including:

•	the progress and results of conducting research and continued preclinical and clinical development within our therapeutic programs and with respect to future potential pipeline candidates;
•	the cost of manufacturing clinical supplies of our product candidates;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the effect of competing technological and market developments; and
•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Contractual Obligations and Commitments” in our 2016 Annual Report on Form 10-K filed with the SEC on March 16, 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of  June 30, 2017 that had or were reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Foreign Currency Risk

We are exposed to market risk related to changes in the value of the Japanese yen, which is the currency in which our Japanese subsidiary conducts its business. As of June 30, 2017 and December 31, 2016, 0.1% and 0.2% of our assets, respectively, were located in Japan. Additionally, 0.8% and 0.8% of our general and administrative expenses were transacted in Japanese yen during the six months ended June 30, 2017 and 2016, respectively. Furthermore, 1.0% and 3.1% of our research and development expenses were transacted in Japanese yen during the six months ended June 30, 2017 and 2016, respectively. When the U.S. dollar strengthens relative to the yen, our U.S. dollar reported revenue and expense from non-U.S. dollar denominated income and operating costs will decrease. Conversely, when the U.S. dollar weakens relative to the yen, our U.S. dollar reported revenue and expenses from non-U.S. dollar denominated income and operating costs will increase. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, results of operations, financial condition or cash flows. Our foreign currency sensitivity is affected by changes in the Japanese yen, which is impacted by economic factors both locally in Japan and worldwide. A hypothetical 10% change in foreign currency rates would not have a material impact on our historical financial position or results of operations.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations for the three and six months ended June 30, 2017 and 2016.

Capital Market Risk

We currently have no product revenues and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends in part upon capital market forces affecting our share price.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” in our 2016 Annual Report on Form 10-K, which could materially affect our business, financial condition or results of operations. In July 2017, we initiated Wave’s first clinical trials, the PRECISION-HD1 and PRECISION-HD2 trials for our two lead programs targeting Huntington’s disease (“HD”).  The following risk factors have been modified from those contained in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2017 to reflect, among others, the additional risks that we now face as a clinical-stage company.

We are a genetic medicines company with a history of losses, and we expect to continue to incur losses for the foreseeable future, and we may never achieve or maintain profitability.

We are a genetic medicines company and have incurred significant operating losses since our incorporation in 2012. Our net loss was $55.4 million, $19.2 million and $5.2 million for the fiscal years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and December 31, 2015, we had an accumulated deficit of $90.5 million and $35.1 million, respectively. Our net loss was $45.7 million for the six months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $136.2 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market, we have only recently initiated clinical development in July 2017 with our two Phase 1b/2a clinical trials evaluating our product candidates WVE-120101 and WVE-120102 in patients with HD, and expect that it will be many years, if ever, before we have a product candidate ready for commercialization.

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

We have used substantial funds to develop our programs and proprietary drug development platform and will require substantial funds to conduct further research and development, including preclinical studies and clinical trials of our product candidates, seek regulatory approvals for our product candidates and manufacture and market any products that are approved for commercial sale. We expect that the capital resources available to us as of June 30, 2017, along with anticipated milestone payments under our existing collaboration, will fund our operating expenses and capital expenditure requirements into mid-2019.  Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because we cannot be certain of the length of time or activities associated with successful development and commercialization of our product candidates, we are unable to estimate the actual funds we will require to develop and commercialize them.

We do not expect to realize any appreciable revenue from product sales or royalties in the foreseeable future, if at all. Our revenue sources will remain extremely limited unless and until our product candidates complete clinical development and are approved for commercialization and successfully marketed. To date, we have primarily financed our operations through sales of our securities and third-party collaborations. We intend to seek additional funding in the future through collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these financing sources. On January 4, 2017, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on February 6, 2017, on which we registered for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine. This registration statement will remain in effect for up to three years from the date it was declared effective. On April 18, 2017, we closed a follow-on underwritten public offering of 4,166,667 ordinary shares that were registered on the universal shelf registration statement for gross proceeds of $100.0 million. Net proceeds to us from the offering were $93.5 million, after deducting underwriting discounts and commissions and offering expenses.  Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity or convertible debt securities, our shareholders will suffer dilution and the terms of any financing may adversely affect the rights of our shareholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing shareholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities received any distribution of corporate assets.

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

We are a genetic medicines company with limited operating history. We commenced active operations in 2012. Our operations to date have been limited to organizing and staffing our company, research and development activities, business planning and raising capital. Prior to July 2017, all of our therapeutic programs were still in the preclinical development stage. In July 2017, we initiated clinical development with our two Phase 1b/2a clinical trials evaluating our product candidates WVE-120101 and WVE-120102 in patients with HD. We expect to initiate four additional development programs by the end of 2018. In addition to the recently initiated clinical trials in HD, these additional four programs include our other most advanced program, which is in Duchenne muscular dystrophy (“DMD”), and three additional development programs that we expect to select by the end of 2017.  We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes many years to develop one new medicine from the time it is discovered to when it is available for treating patients. Further, drug development is a capital-intensive and highly speculative undertaking that involves a substantial degree of risk. You should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, such as ours. Any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We are transitioning from a company with a research focus to a company capable of supporting clinical development and commercial activities. We may not be successful in this transition.

Our preclinical studies and clinical trials may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts, and all of our drug candidates are still in preclinical development or early stage clinical development. We have identified lead product candidates for three of our programs. We have no products on the market and we initiated clinical development in July 2017 with our two Phase 1b/2a clinical trials evaluating our product candidates WVE-120101 and WVE-120102 in patients with HD. We have invested a significant portion of our efforts and financial resources in the identification and preclinical development of oligonucleotides and the development of our platform. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. Our success will depend on several factors, including the following:

•	successfully completing preclinical studies and clinical trials;
•	successful process development and manufacturing campaigns conducted in accordance with current good manufacturing practice (“cGMP”);
•	receiving regulatory approvals from applicable regulatory authorities to market our product candidates;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;
•	acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies; and
•	a continued acceptable safety profile of the products following approval.

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

Our product candidates are nucleic acids and the process of manufacturing our product candidates is complex, highly-regulated and subject to multiple risks. The manufacture of our product candidates involves complex processes. We also may make changes to our manufacturing process at various points during development, and even after commercialization, for various reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, or other reasons. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of current or future clinical trials, or the performance of the product, once commercialized. In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes in our process during the course of clinical development may require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial. We may also make further changes to our manufacturing process before or after commercialization, and such changes may require us to show the comparability of the resulting product to the product used in the clinical trials using earlier processes. We may be required to collect additional clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If clinical data are not ultimately comparable to that seen in the earlier trials in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate.

We initiated clinical development in July 2017 with our two Phase 1b/2a clinical trials evaluating our product candidates WVE-120101 and WVE-120102 in patients with HD. Although we have hired, and are continuing to hire, employees with experience in manufacturing nucleic acid therapeutics, we have limited experience as a company manufacturing product candidates for use in clinical trials and no experience as a company manufacturing product candidates for commercial supply. We may never be successful in manufacturing product candidates in sufficient quantities or with sufficient quality for clinical or commercial use.  Even if we are successful in developing our manufacturing capabilities sufficient for clinical and commercial supply, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, operator error, natural disasters, availability of qualified personnel, difficulties with logistics and shipping, problems regarding yields or stability of product, contamination or other quality control issues, power failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Before obtaining regulatory approval for the commercial distribution of any of our product candidates, we must conduct, at our own expense, extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for drugs in preclinical and clinical development is high. We currently have a number of therapeutic programs in the preclinical development stage and we initiated clinical development in July 2017 with our two Phase 1b/2a clinical trials evaluating our product candidates WVE-120101 and WVE-120102 in patients with HD. However, we may not be able to further advance any product candidates through clinical trials. In addition, we, the U.S. Food and Drug Administration (“FDA”) or comparable foreign regulatory authorities, or an IRB, or similar foreign review board or ethics committee, may suspend clinical trials of a product candidate at any time for various reasons, including if we or they believe the healthy volunteer subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, unacceptable side effects or other more serious adverse effects of a product candidate in healthy volunteer subjects or patients in a clinical trial could result in the FDA or comparable foreign regulatory authorities suspending or terminating the trial and refusing to approve a particular product candidate for any or all indications of use.

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

The development of one or more of our product candidates can fail at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent regulatory approval or our ability to commercialize our product candidates, including:

•

our preclinical studies or clinical trials may produce negative or inconclusive results, including results that may not meet the level of significance required by the FDA or other regulators, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, or we may abandon projects that we had expected to be promising;

•

delays in filing clinical trial applications or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators or IRBs in order to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;

•	conditions imposed on us by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;
•	problems in obtaining or maintaining IRB approval of trials;

•	delays in enrolling patients or volunteers into clinical trials, and variability in the number and types of patients available for clinical trials;
•	high drop-out rates for patients in clinical trials;
•	negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours;
•	results from future clinical trials may not confirm positive results, if any, from earlier preclinical studies and clinical trials;
•	inability to consistently manufacture, inadequate supply, or unacceptable quality of product candidate materials or other materials necessary for the conduct of our clinical trials;
•	greater than anticipated clinical trial costs;
•

serious and unexpected side effects that may or may not be related to the product candidate being tested that are experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;

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

If we do not successfully conduct preclinical and clinical development, we will be unable to market and sell products derived from our product candidates and to generate product revenues. Even if we do successfully complete clinical trials, those results are not necessarily predictive of results of additional trials that may be needed before we can submit an application for regulatory approval to the FDA or similar foreign regulatory agency or such agency may approve any such application. If the development of any of our product candidates fails or is delayed to a point where such product candidate is no longer commercially viable, our business may be materially harmed.

Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.

The results from preclinical studies or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent subjects or in subsequent clinical trials of that product candidate or any other product candidate. The design of a clinical trial can determine whether its results will support approval of a product candidate and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and we may be unable to design and execute a clinical trial to support regulatory approval of our product candidates. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Product candidates that seemingly perform satisfactorily in preclinical studies may nonetheless fail to obtain regulatory approval. There is a high failure rate for drugs proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could negatively affect our business and operating results.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. For example, in July 2017, we initiated clinical development with our two Phase 1b/2a clinical trials evaluating our product candidates WVE-120101 and WVE-120102 in patients with HD. We intend to enroll approximately 50 patients globally in each of the two studies through multiple sites, in Canada initially, with Europe and the United States to follow. Rates of patient enrollment are affected by many factors, including the size of the patient population, the age and condition of the patients, the stage and severity of disease, the nature and requirements of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments, can result in increased costs, longer development times or termination of a clinical trial.

In addition, our success may depend, in part, on our ability to identify patients who qualify for our clinical trials, or are likely to benefit from any medicines that we may develop, which will require those potential patients to undergo a screening assay for the presence or absence of a particular genetic sequence. For example, in HD, we have initiated clinical trials for WVE-120101 and WVE-120102, targeting SNPs associated with the mutant alleles of the huntingtin gene. Each SNP has a particular demographic distribution, and defines a subpopulation of patients suited for allele-specific interventions.  More than two-thirds of the HD patient population possess one of the two most common SNPs.  We have developed a novel screening assay that is intended to identify whether a patient has the particular SNP that our product candidate is targeting, however, we have limited experience in developing screening assays to support patient identification for clinical trials.  If we, or any third parties that we engage to assist us, are unable to successfully identify patients with the appropriate SNPs that we are targeting, or experience delays in doing so, then we may not realize the full commercial potential of any product candidates we develop.

Even if we obtain regulatory approvals, our marketed drugs will be subject to ongoing regulatory oversight. If we fail to comply with continuing U.S. and foreign requirements, our approvals could be limited or withdrawn, we could be subject to other penalties, and our business would be seriously harmed.

Following any initial regulatory approval of any drugs we may develop, we will also be subject to continuing regulatory oversight, including the review of adverse drug experiences and safety data that are reported after our drug products are made commercially available. This would include results from any post-marketing studies or surveillance to monitor the safety and efficacy of the drug product required as a condition of approval or agreed to by us. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved uses for which the product may be marketed. Other ongoing regulatory requirements include, among other things, submissions of safety and other post-marketing information and reports, registration and listing, as well as continued maintenance of our marketing application, compliance with cGMP requirements and quality oversight, compliance with post-marketing commitments, and compliance with good clinical practice for any clinical trials that we conduct post-approval. Failure to comply with these requirements could result in criminal or civil penalties, recalls, or product withdrawals.  In addition, we intend to conduct clinical trials for our product candidates, including our two Phase 1b/2a clinical trials evaluating our product candidates WVE-120101 and WVE-120102 in patients with HD that we initiated in July 2017, and we intend to seek approval to market our product candidates in jurisdictions outside of the United States, and therefore will be subject to, and must comply with, regulatory requirements in those jurisdictions.

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

We rely on third parties to design, conduct, supervise and monitor our preclinical studies and clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

We rely on third party clinical investigators, contract research organizations (“CROs”), clinical data management organizations and consultants to design, conduct, supervise and monitor preclinical studies and clinical trials of our product candidates, including our two Phase 1b/2a clinical trials evaluating our product candidates WVE-120101 and WVE-120102 in patients with HD that we initiated in July 2017. Because we rely on third parties and do not have the ability to conduct preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. Further, these third parties may not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

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

As we continue with our preclinical studies and our recently initiated clinical trials and advance to further clinical development, we may experience difficulties in managing our growth and expanding our operations.

Although we have assembled a team of employees with experience developing drugs and obtaining regulatory approval to market those drugs, as a company, we have limited experience in drug development. Prior to July 2017, all of our therapeutic programs were still in the preclinical development stage. In July 2017, we initiated clinical development with our two Phase 1b/2a clinical trials evaluating our product candidates WVE-120101 and WVE-120102 in patients with HD. As we advance product candidates through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. In addition, our future growth may require significant capital expenditures and may divert financial resources from other projects, such as the development of our product candidates. If we are unable to effectively manage our future growth, our expenses may increase and our ability to generate revenue could be reduced.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Recent Sales of Unregistered Equity Securities

None.

(b)	Use of Proceeds

On November 10, 2015, the SEC declared our registration statement on Form S-1 (Registration No. 333-207379) effective for our initial public offering and we registered additional ordinary shares for our initial public offering on a registration statement on Form S-1 (Registration No. 333-207940) filed pursuant to Rule 462(b) of the Securities Act of 1933, as amended. The aggregate net proceeds to us from the offering, inclusive of the over-allotment exercise, were approximately $100.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on November 12, 2015 pursuant to Rule 424(b). We have been using and will continue to use the net offering proceeds to advance our product candidates through clinical trial programs and for working capital and general corporate purposes. As of June 30, 2017, we have used approximately $100.2 million of the net initial public offering proceeds.

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

Date: August 9, 2017

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