Form 10-Q
period 2017-09-30
Wave Life Sciences Ltd.
filed 2017-11-09
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of outstanding ordinary shares of the registrant as of November 1, 2017 was 27,790,022.

WAVE LIFE SCIENCES LTD.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$168,464	$150,293
Prepaid expenses and other current assets	5,370	1,483
Deferred tax assets	—	214
Total current assets	173,834	151,990
Property and equipment, net	24,584	8,607
Deferred tax assets	—	560
Restricted cash	3,608	3,601
Other assets	60	53
Total assets	$202,086	$164,811
Liabilities, Series A preferred shares and shareholders’ equity
Current liabilities:
Accounts payable	$4,705	$4,943
Accrued expenses and other current liabilities	6,953	4,434
Current portion of capital lease obligation	31	62
Current portion of deferred rent	50	—
Current portion of deferred revenue	2,705	2,705
Current portion of lease incentive obligation	678	11
Total current liabilities	15,122	12,155
Long-term liabilities:
Capital lease obligation, net of current portion	—	16
Deferred rent, net of current portion	3,837	680
Deferred revenue, net of current portion	6,283	8,311
Lease incentive obligation, net of current portion	2,093	116
Other liabilities	1,021	796
Total long-term liabilities	13,234	9,919
Total liabilities	$28,356	$22,074
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at September 30, 2017 and December 31, 2016	$7,874	$7,874
Shareholders’ equity:
Ordinary shares, no par value; 27,767,905 and 23,502,169 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	$309,434	$215,602
Additional paid-in capital	18,995	10,029
Accumulated other comprehensive loss	(272)	(291)
Accumulated deficit	(162,301)	(90,477)
Total shareholders’ equity	$165,856	$134,863
Total liabilities, Series A preferred shares and shareholders’ equity	$202,086	$164,811

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$676	$392	$2,028	$809
Operating expenses:
Research and development	20,097	13,686	53,940	26,823
General and administrative	7,571	3,939	20,088	10,809
Total operating expenses	27,668	17,625	74,028	37,632
Loss from operations	(26,992)	(17,233)	(72,000)	(36,823)
Other income (expense):
Dividend income	515	—	1,287	—
Interest income (expense), net	1	118	5	328
Other income (expense), net	(75)	(36)	(211)	(25)
Total other income (expense), net	441	82	1,081	303
Loss before income taxes	(26,551)	(17,151)	(70,919)	(36,520)
Income tax benefit (provision)	416	(384)	(905)	(427)
Net loss	$(26,135)	$(17,535)	$(71,824)	$(36,947)
Net loss per share attributable to ordinary shareholders— basic and diluted	$(0.94)	$(0.75)	$(2.75)	$(1.64)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	27,758,792	23,445,673	26,078,696	22,571,575

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(26,135)	$(17,535)	$(71,824)	$(36,947)
Other comprehensive income (loss):
Foreign currency translation	1	8	19	43
Comprehensive loss	$(26,134)	$(17,527)	$(71,805)	$(36,904)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(71,824)	$(36,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of lease incentive obligation	(131)	—
Depreciation of property and equipment	1,266	525
Share-based compensation expense	8,966	4,319
Deferred rent	3,207	371
Tax benefit related to share-based compensation	—	(67)
Deferred income taxes	774	178
Changes in operating assets and liabilities:
Accounts receivable	—	(2,500)
Prepaid expenses and other current assets	(3,887)	(466)
Other non-current assets	(7)	(53)
Accounts payable	624	1,899
Accrued expenses and other current liabilities	1,898	2,484
Deferred revenue	(2,028)	11,692
Other non-current liabilities	225	(13)
Net cash used in operating activities	(60,917)	(18,578)
Cash flows from investing activities
Increase in restricted cash	(7)	—
Proceeds from the sale of property and equipment	—	4
Purchases of property and equipment	(14,808)	(2,838)
Net cash used in investing activities	(14,815)	(2,834)
Cash flows from financing activities
Proceeds from issuance of ordinary shares, net of offering costs	93,509	30,000
Costs associated with initial public offering	—	(1,075)
Payments on capital lease obligation	(47)	(47)
Tax benefit related to share-based compensation	—	67
Proceeds from the exercise of share options	323	161
Net cash provided by financing activities	93,785	29,106
Effect of foreign exchange rates on cash	118	101
Net increase in cash and cash equivalents	18,171	7,795
Cash and cash equivalents at beginning of period	150,293	161,220
Cash and cash equivalents at end of period	$168,464	$169,015
Supplemental disclosure of cash flow information:
Tenant improvements paid for by the landlord during the period	$2,774	$—
Property and equipment purchases in accounts payable and accrued expenses at period end	$1,419	$1,595

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Wave Life Sciences Ltd.

Notes to Unaudited Consolidated Financial Statements

1. THE COMPANY

Organization

Wave Life Sciences Ltd. (together with its subsidiaries, “Wave” or the “Company”) is a biotechnology company with an innovative and proprietary synthetic chemistry drug development platform that the Company is using to design, develop and commercialize a broad pipeline of first-in-class or best-in-class nucleic acid therapeutic candidates for genetically defined diseases. The Company is initially developing oligonucleotides that target genetic defects to either reduce the expression of disease-promoting proteins or transform the production of dysfunctional mutant proteins into the production of functional proteins.

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

The Company’s primary activities since inception have been developing a synthetic chemistry drug development platform to design, develop and commercialize nucleic acid therapeutic programs, advancing the Company’s neurology franchise, expanding the Company’s research and development activities, advancing programs into the clinic, furthering clinical development of such clinical-stage programs, building the Company’s intellectual property, recruiting personnel and assuring adequate capital to support these activities.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2017, have had no material changes during the three and nine months ended September 30, 2017.

Unaudited Interim Financial Data

The accompanying interim consolidated balance sheet as of September 30, 2017, the related interim consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016, and the related interim information contained within the notes to the consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2017 and 2016 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2017 and 2016. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or any other interim period or future year or period.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

The recently issued accounting pronouncements described in the Company’s audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s 2016 Annual Report on Form 10-K filed with the SEC on March 16, 2017, have had no material changes during the three and nine months ended September 30, 2017, except as described below.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective on January 1, 2018 and earlier application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  For the year ended December 31, 2016 and the nine months ended September 30, 2017, revenue was generated exclusively from the Pfizer Collaboration Agreement. The Company is currently evaluating the potential impact that ASU 2014-09 may have on its financial position and results of operations as it relates to this single arrangement, and expects to elect the modified retrospective application as its transition method.

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

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”).  The new standard requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Prior to the issuance of this standard, existing guidance prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. ASU 2016-16 will be effective for the Company in the first quarter of 2018 with early adoption permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2016-16 may have on its consolidated financial statements.

3. SHARE-BASED COMPENSATION

The Wave Life Sciences Ltd. 2014 Equity Incentive Plan (the “2014 Plan”) authorizes the board of directors or a committee of the board to grant incentive share options, non-qualified share options, share appreciation rights and restricted share awards to eligible employees, outside directors and consultants of the Company. Options generally vest over periods of one to four years, and options that expire or are forfeited are available to be granted again. The contractual life of all options is generally five or ten years from the grant date.

As of September 30, 2017, 1,730,546 ordinary shares remained available for future grant under the 2014 Plan.

The Company measures and records the value of options granted to non-employees over the period of time that services are provided and, as such, unvested portions are subject to re-measurement at subsequent reporting periods.

Share Options

Share option activity under the 2014 Plan for the nine months ended September 30, 2017 is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price
Options outstanding as of January 1, 2017	3,577,766	$10.58
Granted	414,000	25.55
Exercised	(76,319)	4.24
Canceled or forfeited	(109,652)	16.79
Outstanding as of September 30, 2017	3,805,795	12.26
Options exercisable as of September 30, 2017	2,042,259	6.62
Options unvested as of September 30, 2017	1,763,536	18.79

The Company recorded share-based compensation expense related to options granted to non-employees in the amount of $0.6 million and $0.9 million for the three months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017 and 2016, the Company recorded share-based compensation expense related to options granted to non-employees in the amount of $1.9 million and $1.9 million, respectively. Share-based compensation expense related to non-employees is recorded in research and development expenses.

Restricted Share Units

Restricted share unit (“RSU”) activity for the nine months ended September 30, 2017 is summarized as follows:

	RSUs	Average Grant Date Fair Value (in dollars per share)
RSUs Outstanding as of January 1, 2017	22,750	$21.69
Granted	170,859	29.05
Vested	(22,750)	21.69
Canceled or forfeited	(8,579)	29.05
RSUs Outstanding at September 30, 2017	162,280	29.05

The RSUs granted in 2016 fully vested during the three months ended September 30, 2017 upon the first anniversary of the grant date. The RSUs granted in 2017 vest over a four-year period. Any RSUs that are forfeited or canceled are available to be granted again.

Share-based compensation expense for the three and nine months ended September 30, 2017 and 2016 was classified in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Research and development expenses	$1,759	$1,695	$5,527	$3,207
General and administrative expenses	1,241	486	3,439	1,112
Total share-based compensation	$3,000	$2,181	$8,966	$4,319

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

Pfizer nominated two hepatic targets upon entry into the Collaboration in May 2016. In August 2016, Pfizer nominated the third hepatic target under the Collaboration and pursuant to the terms of the Pfizer Collaboration Agreement, Pfizer had the option to nominate two additional targets by November 5, 2017. On November 5, 2017, the Company amended its Pfizer Collaboration Agreement to extend the target nomination period from November 5, 2017 to May 5, 2018. This amendment provides Pfizer with an additional six months to nominate the two remaining hepatic targets under the Pfizer Collaboration Agreement. The Collaboration is managed by a joint steering committee in which both parties are represented equally, which will oversee the scientific progression of each Pfizer Program up to the clinical candidate stage. During the four-year Research Term and for a period of two years thereafter, the Company has agreed to work exclusively with Pfizer with respect to using any of the Company’s stereopure oligonucleotide technology that is specific for the applicable hepatic target which is the basis of any Pfizer Program.

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

During the three and nine months ended September 30, 2017, the Company recognized revenue of $0.7 million and $2.0 million, respectively, under the Pfizer Collaboration Agreement. During the three and nine months ended September 30, 2016, the Company recognized revenue of $0.4 million and $0.8 million, respectively, under the Pfizer Collaboration Agreement. Deferred revenue amounted to $9.0 million at September 30, 2017, of which $2.7 million is included in current liabilities.

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

The following ordinary share equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2017	2016
Options to purchase ordinary shares	3,805,795	3,509,242
Restricted share units	162,280	22,750
Series A preferred shares	3,901,348	3,901,348

6. INCOME TAXES

The Company is a multi-national company subject to taxation in the United States and various other jurisdictions. During the three months ended September 30, 2017 and 2016, the Company recorded an income tax benefit of $0.4 million and an income tax provision of $0.4 million, respectively. The income tax benefit recorded during the three months ended September 30, 2017 was due to the implementation of a revised international corporate structure aligned with the Company’s international operations. The income tax provision recorded during the three months ended September 30, 2016 was primarily the result of U.S. income generated under research and management services arrangements between the Company’s U.S. and Singapore entities.

During the nine months ended September 30, 2017 and 2016, the Company recorded an income tax provision of $0.9 million and $0.4 million, respectively. The increase in the income tax provision for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was a result of the Company’s establishment of a valuation allowance against the Company’s U.S. deferred tax assets.

During the three and nine months ended September 30, 2017 and 2016, the Company recorded no income tax benefits for the net operating losses incurred in Japan, Singapore, Ireland or the United Kingdom, due to its uncertainty of realizing a benefit from those items.

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

7. RELATED PARTIES

The Company had the following related party transactions for the periods presented in the accompanying consolidated financial statements, which have not otherwise been discussed in these notes to the consolidated financial statements:

•

The Company had cash of $109 thousand and $118 thousand at September 30, 2017 and December 31, 2016, respectively, in depository accounts with Kagoshima Bank, Ltd., an affiliate of one of the Company’s shareholders, Kagoshima Shinsangyo Sousei Investment Limited Partnership.

•

Pursuant to the terms of various service agreements with Shin Nippon Biomedical Laboratories Ltd. (“SNBL”), one of the Company’s shareholders, the Company paid SNBL $83 thousand and $4 thousand during the three months ended September 30, 2017 and 2016, respectively, and $161 thousand and $329 thousand during the nine months ended September 30, 2017 and 2016, respectively, for contract research services provided to the Company and its affiliates.

•

In 2012, the Company entered into a consulting agreement for scientific advisory services with Dr. Gregory L. Verdine, one of the Company’s founders and a member of the Company’s Board of Directors. The consulting agreement does not have a specific term and may be terminated by either party upon 14 days’ prior written notice. Pursuant to the consulting agreement, the Company pays Dr. Verdine approximately $13 thousand per month, plus reimbursement of certain expenses.

8. GEOGRAPHIC DATA

The Company’s long-lived assets consist of property and equipment, net and are located in the following geographical areas:

	September 30, 2017	December 31, 2016
	(in thousands)
Asia	$13	$136
United States	24,571	8,471
Total long-lived assets	$24,584	$8,607

9. SUBSEQUENT EVENT

On November 5, 2017, the Pfizer Collaboration Agreement was amended to extend the target nomination period from November 5, 2017 to May 5, 2018. This amendment provides Pfizer with an additional six months to nominate the two remaining hepatic targets under the Pfizer Collaboration Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2017 (the “2016 Annual Report on Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth under the caption “Risk Factors” in this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future. Forward-looking statements include statements about our ability to fund our working capital requirements; the success, cost and timing of our product development activities and current and future clinical trials; the timing of and our ability to obtain and maintain regulatory approvals for any of our product candidates; our ability to identify and develop new product candidates; our intellectual property position; our manufacturing, commercialization and marketing capabilities and strategy; our ability to develop sales and marketing capabilities; our use of proceeds from our equity offerings; our estimates regarding future expenses and needs for additional financing; our ability to identify, recruit and retain key personnel; our financial performance; our competitive position; our liquidity and working capital requirements; and the expected impact of new accounting standards. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these statements, including the following: the ability of our preclinical studies to produce data sufficient to support the filing of global clinical trial applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our effectiveness in managing current and future clinical trials and regulatory processes; the success of our platform in identifying viable candidates; the continued development and acceptance of nucleic acid therapeutics as a class of drugs; our ability to demonstrate the therapeutic benefits of our stereopure candidates in clinical trials, including our ability to develop candidates across multiple therapeutic modalities; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to fund our operations and to raise additional capital as needed; and competition from others developing therapies for similar uses, as well as the information under the caption “Risk Factors” contained in this Quarterly Report on Form 10-Q and in other filings we make with the SEC. If our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, these statements should not be regarded as representations or warranties by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

As used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise indicates, references to “Wave,” the “Company,” “we,” “our,” “us” or similar terms refer to Wave Life Sciences Ltd. and our wholly-owned subsidiaries.

Overview

We are a biotechnology company with an innovative and proprietary synthetic chemistry drug development platform that we are using to design, develop and commercialize a broad pipeline of first-in-class or best-in-class nucleic acid therapeutic candidates for genetically-defined diseases. Nucleic acid therapeutics are a growing and innovative class of drugs that have the potential to address diseases that have historically been difficult to treat with small molecule drugs or biologics. Oligonucleotides are comprised of a sequence of nucleotides that are linked together by a backbone of chemical bonds. We are initially developing oligonucleotides that target genetic defects to either reduce the expression of disease-promoting proteins or transform the production of dysfunctional mutant proteins into the production of functional proteins.

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

Our goal is to develop disease-modifying drugs for indications with a high degree of unmet medical need in genetically-defined diseases. We are focused on designing single-stranded nucleic acid therapeutics that can distribute broadly within the human body, allowing us to target diseases across multiple organ systems and tissues, through both systemic and local administration. In addition to our current programs in development, we are also leveraging our platform to explore the next generation of stereopure nucleic acid therapeutics that have the potential to selectively target certain cell types.

Our core focus for our wholly-owned proprietary programs is neurology, which we broadly define as genetic diseases within the central nervous system and neuromuscular system. We have initiated clinical trials of our two lead programs in Huntington’s disease (“HD”) and our lead program in Duchenne muscular dystrophy (“DMD”) targeting exon 51. As a part of our portfolio strategy, we expect to initiate three additional development programs by the end of 2018, targeting exon 53 in DMD and C9orf72 (chromosome 9 open reading frame 72) in amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”). Further details regarding our programs are set forth below.

•

In HD, we have two separate programs, WVE-120101 and WVE-120102, each targeting a different disease-associated single nucleotide polymorphism (“SNP”) within the huntingtin gene: rs362307 (“SNP1”) and rs362331 (“SNP2”). SNPs are naturally occurring variations within a given genetic sequence and in certain instances can be used to distinguish between two related copies of a gene where only one is responsible for causing production of a defective protein which causes disease. It has been shown that by targeting SNP1 or SNP2, the production of disease-causing proteins associated with HD can be reduced. In July 2017, we initiated PRECISION-HD1 and PRECISION-HD2, our two Phase 1b/2a multicenter, randomized, double-blind, placebo-controlled clinical trials that will primarily evaluate the safety and tolerability of single and multiple doses of WVE-120101 and WVE-120102, respectively, administered intrathecally in HD patients.

•

In DMD, we have developed WVE-210201, which targets exon 51, a region within the ribonucleic acid (“RNA”), transcribed from the dystrophin gene. DMD is a genetic disorder caused by mutations in the dystrophin gene that results in dysfunctional dystrophin protein. In November 2017, we initiated our Phase 1 multicenter, double-blind, placebo-controlled clinical trial to evaluate the safety, tolerability and plasma concentrations of single ascending doses of WVE-210201 administered intravenously in DMD patients with gene mutations amenable to exon 51 skipping. In addition, in September 2017, we announced that our next development program will target exon 53 in DMD and is expected to initiate clinical trials in the first quarter of 2019.

•

In ALS and FTD, we are targeting pathological C9orf72 mutations resulting from repeat expansions in the gene. These expansions are currently known as the largest genetic cause of familial ALS and FTD, accounting for approximately one-third and one-quarter of patients, respectively. Mutations of C9orf72 are also considered to be a strong genetic risk factor for the more common, non-inherited, sporadic forms of ALS and FTD, both of which are fatal, complex, neurodegenerative disorders. We expect to initiate clinical development in ALS and FTD in the fourth quarter of 2018.

•

In May 2016, we entered into a collaboration with Pfizer focused on the advancement of genetically-defined targets for the treatment of metabolic diseases, bringing together our proprietary drug development platform, across antisense and single-stranded RNAi modalities, along with GalNAc and Pfizer’s hepatic targeting technology for delivery to the liver. The collaboration seeks to leverage our stereochemistry platform across antisense and RNAi modalities and may incorporate GalNAc and Pfizer’s hepatic targeting technology. Under the terms of the agreement, Pfizer will select, and we will advance, up to five targets from discovery through to the selection of clinical candidates, at which point Pfizer may elect to exclusively license the programs and undertake further development and potential commercialization. Two targets were declared upon initiation of the agreement, including Apolipoprotein C-III. In the third quarter of 2016, Pfizer nominated its third target. In November 2017, we amended the agreement with Pfizer to extend the target nomination period for the remaining two targets. Per the terms of the amended agreement, Pfizer is entitled to nominate the remaining two targets by May 2018.

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss was $71.8 million and $36.9 million in the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, we had an accumulated deficit of $162.3 million and $90.5 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

Recent Developments

In July 2017, we commenced occupancy of our new 90,000 square foot manufacturing, laboratory and office facility in Lexington, Massachusetts. The facility is designed to produce active pharmaceutical ingredient under current good manufacturing practice (“cGMP”) and to have oligonucleotide synthesis capacity ranging from high throughput to large scale production. Our primary objectives for building this facility are to provide us and our current and future partners increased visibility and control of our drug product supply chain, greater independence, capacity and flexibility in conducting clinical trials, and the possibility of bringing disease-modifying therapies to patients in a potentially expedited manner.

Financial Operations Overview

Revenue

We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenue during the three and nine months ended September 30, 2017 and 2016 represents revenue earned under the Pfizer Collaboration Agreement, which was entered into in May 2016.

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

The table below summarizes our research and development expenses incurred on our platform and by program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
HD programs	$2,144	$3,791	$6,637	$6,949
DMD programs	4,178	994	11,089	1,861
ALS and FTD programs	183	—	693	—
Other discovery programs, platform development and identification of potential drug discovery candidates	13,592	8,901	35,521	18,013
Total research and development expenses	$20,097	$13,686	$53,940	$26,823

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

Other Income (Expense), net

Other income (expense), net for the three and nine months ended September 30, 2017 and 2016 consists primarily of dividend and interest income earned on cash and cash equivalents balances.

Income Taxes

We are a multi-national company subject to taxation in the United States and various other jurisdictions. The income tax provision recorded during the three and nine months ended September 30, 2016 was primarily the result of U.S. income generated under research and management services arrangements between our U.S. and Singapore entities. The income tax benefit recorded during the three months ended September 30, 2017 was the result of the implementation of a revised international corporate structure aligned with our international operations. The income tax provision recorded during the nine months ended September 30, 2017 was mainly the result of the establishment of a valuation allowance against our U.S. deferred tax assets.

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

Our critical accounting policies are described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our 2016 Annual Report on Form 10-K filed with the SEC on March 16, 2017. We believe that of our critical accounting policies, the accounting policies with respect to revenue recognition and income taxes involve the most judgment and complexity. During the nine months ended September 30, 2017, there were no material changes to our critical accounting policies.

Accordingly, we believe these identified policies are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of Operations

Comparison of the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands)
Revenue	$676	392	$284
Operating expenses
Research and development	20,097	13,686	6,411
General and administrative	7,571	3,939	3,632
Total operating expense	27,668	17,625	10,043
Loss from operations	(26,992)	(17,233)	(9,759)
Other income (expense), net	441	82	359
Loss before income taxes	(26,551)	(17,151)	(9,400)
Income tax benefit (provision)	416	(384)	800
Net loss	$(26,135)	$(17,535)	$(8,600)

Revenue

The revenue for the three months ended September 30, 2017 and 2016 was earned under the Pfizer Collaboration Agreement, which was entered into in May 2016. There was $0.7 million of revenue for the three months ended September 30, 2017, which represents an increase of $0.3 million over the $0.4 million of revenue for the three months ended September 30, 2016. This increase was the result of the nomination of the third target in August 2016.

Research and Development Expenses

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands)
HD programs	$2,144	$3,791	$(1,647)
DMD programs	4,178	994	3,184
ALS and FTD programs	183	—	183
Other discovery programs, platform development and identification of potential drug discovery candidates	13,592	8,901	4,691
Total research and development expenses	$20,097	$13,686	$6,411

Research and development expenses were $20.1 million for the three months ended September 30, 2017, compared to $13.7 million for the three months ended September 30, 2016. The increase of $6.4 million was due primarily to the following:

•	a decrease of $1.6 million in preclinical and clinical expenses related to our two HD programs;
•	an increase of $3.2 million in preclinical and clinical expenses related to our DMD programs, mainly driven by activities related to WVE-210201;
•	an increase of $0.2 million in preclinical expenses related to our ALS program and our FTD program, each of which targets the C9orf72 mutation; and

•

an increase of $4.7 million in research and development expenses related to other discovery programs, platform development and identification of potential drug discovery candidates, due to an increase of $2.8 million in compensation-related expenses, which is the result of an increase in employee headcount, and an increase of $1.9 million in research and development supplies and services expenses and facility-related expenses.

Foreign currency translation did not have a significant impact on changes in our consolidated research and development expenses from the three months ended September 30, 2016 to the three months ended September 30, 2017.

General and Administrative Expenses

General and administrative expenses were $7.6 million for the three months ended September 30, 2017, as compared to $3.9 million for the three months ended September 30, 2016. The increase of $3.7 million was the result of the increases in compensation-related expenses, which is the result of the increase in employee headcount, as well as increases in facility-related expenses and other general operating expenses.

Foreign currency translation did not have a significant impact on changes in our consolidated general and administrative expenses from the three months ended September 30, 2016 to the three months ended September 30, 2017.

Income Tax Benefit (Provision)

During the three months ended September 30, 2017 and 2016, we recorded an income tax benefit of $0.4 million and an income tax provision of $0.4 million, respectively. The income tax provision recorded during the three months ended September 30, 2016 was primarily the result of U.S. income generated under research and management services arrangements between our U.S. and Singapore entities. The income tax benefit recorded during the three months ended September 30, 2017, was the result of the implementation of a revised international corporate structure aligned with our international operations. During the three months ended September 30, 2017 and 2016, we recorded no income tax benefits for the net operating losses incurred in Japan, Singapore, Ireland or the United Kingdom, due to uncertainty regarding future taxable income in these jurisdictions.

Comparison of the nine months ended September 30, 2017 and 2016:

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	Change
	(in thousands)
Revenue	$2,028	809	$1,219
Operating expenses
Research and development	53,940	26,823	27,117
General and administrative	20,088	10,809	9,279
Total operating expense	74,028	37,632	36,396
Loss from operations	(72,000)	(36,823)	(35,177)
Other income (expense), net	1,081	303	778
Loss before income taxes	(70,919)	(36,520)	(34,399)
Income tax benefit (provision)	(905)	(427)	(478)
Net loss	$(71,824)	$(36,947)	$(34,877)

Revenue

The revenue for the nine months ended September 30, 2017 and 2016 was earned under the Pfizer Collaboration Agreement, which was entered into in May 2016. There was $2.0 million in revenue for the nine months ended September 30, 2017, which represents an increase of approximately $1.2 million in revenue over the $0.8 million of revenue for the nine months ended September 30, 2016. This increase is due to the fact that nine months of revenue were earned under the Pfizer Collaboration Agreement during the nine months ended September 30, 2017, as compared to the five months of revenue that were earned under the Pfizer Collaboration Agreement for the nine months ended September 30, 2016 from the May 2016 effective date through September 30, 2016 as well as the fact that the third target was nominated in August 2016.

Research and Development Expenses

The table below summarizes our research and development expenses incurred for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	Change
	(in thousands)
HD programs	$6,637	$6,949	$(312)
DMD programs	11,089	1,861	9,228
ALS and FTD programs	693	—	693
Other discovery programs, platform development and identification of potential drug discovery candidates	35,521	18,013	17,508
Total research and development expenses	$53,940	$26,823	$27,117

Research and development expenses were $53.9 million for the nine months ended September 30, 2017 compared to $26.8 million for the nine months ended September 30, 2016. The increase of $27.1 million was due to the following:

•	a decrease of $0.3 million in preclinical and clinical expenses related to our two HD programs;
•	an increase of $9.2 million in preclinical and clinical expenses related to our DMD programs, mainly driven by activities related to WVE-210201;
•	an increase of $0.7 million in preclinical expenses related to our ALS program and our FTD program, each of which targets the C9orf72 mutation; and
•

an increase of $17.5 million in research and development expenses related to other discovery programs, platform development and identification of potential drug discovery candidates, due to an increase of $10.4 million in compensation-related expenses, including an increase of $2.3 million in share-based compensation expense, which is the result of an increase in employee headcount, as well as an increase of $7.1 million in research and development supplies and services expenses and facility-related expenses.

Foreign currency translation did not have a significant impact on changes in our consolidated research and development expenses from the nine months ended September 30, 2016 to the nine months ended September 30, 2017.

General and Administrative Expenses

General and administrative expenses were $20.1 million for the nine months ended September 30, 2017, compared to $10.8 million for the nine months ended September 30, 2016. The increase of $9.3 million was the result of the increases in compensation-related expenses, which is the result of the increase in employee headcount, as well as increases in facility-related expenses and other general operating expenses.

Foreign currency translation did not have a significant impact on changes in our consolidated general and administrative expenses from the nine months ended September 30, 2016 to the nine months ended September 30, 2017.

Income Tax Benefit (Provision)

During the nine months ended September 30, 2017 and 2016, we recorded an income tax provision of $0.9 million and $0.4 million, respectively. The increase in the income tax provision was mainly the result of the establishment of a valuation allowance against our U.S. deferred tax assets. During the nine months ended September 30, 2017 and 2016, we recorded no income tax benefits for the net operating losses incurred in Japan, Singapore, Ireland or the United Kingdom, due to uncertainty regarding future taxable income in these jurisdictions.

Liquidity and Capital Resources

To date we have primarily funded our operations through private placements of debt and equity securities, public offerings of our ordinary shares and collaborations. Through September 30, 2017, we have received an aggregate of approximately $323.2 million in net proceeds from these transactions. We received $89.3 million in net proceeds from private placements of our debt and equity securities, $100.4 million in net proceeds ($111.9 million gross proceeds) from our initial public offering, inclusive of the over-allotment exercise, $40.0 million under the Pfizer Agreements, including $10.0 million as an upfront payment under the Pfizer Collaboration Agreement and $30.0 million in the form of an equity investment, and $93.5 million in net proceeds ($100.0 million gross proceeds) from our April 2017 follow-on underwritten public offering.

Since our inception, we have not generated any product revenue and have incurred recurring net losses.

As of September 30, 2017, we had cash and cash equivalents totaling $168.5 million and an accumulated deficit of $162.3 million and restricted cash of $3.6 million related to letters of credit for our leased premises in Cambridge, Massachusetts and Lexington, Massachusetts.

We expect that the capital resources available to us as of September 30, 2017, together with anticipated milestone payments under our existing collaboration with Pfizer, will be sufficient to fund our operating expenses and capital expenditure requirements into mid-2019. We have based this estimate on assumptions that may prove to be incorrect, and we may use our available capital resources sooner than we currently expect. In addition, we may elect to raise additional funds before we need them if the conditions for raising capital are favorable due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. On January 4, 2017, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on February 6, 2017, on which we registered for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights, purchase contracts and/or units from time to time and at prices and on terms that we may determine. After the closing of our follow-on underwritten public offering on April 18, 2017, approximately $400.0 million of securities remain available for issuance under this shelf registration. This shelf registration statement will remain in effect for up to three years from the date it was declared effective. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash used in operating activities	$(60,917)	$(18,578)
Cash used in investing activities	(14,815)	(2,834)
Cash provided by financing activities	93,785	29,106
Effect of foreign exchange rates of cash	118	101
Net increase in cash and cash equivalents	$18,171	$7,795

Operating Activities

During the nine months ended September 30, 2017, operating activities used approximately $60.9 million of cash, which was the result of our net loss of $71.8 million and changes in operating assets and liabilities of $3.2 million, partially offset by non-cash charges of $14.1 million. The non-cash charges were mainly related to the share-based compensation expense of $9.0 million and the $3.2 million increase in deferred rent.

During the nine months ended September 30, 2016, operating activities used $18.6 million of cash, which was the result of our net loss of $36.9 million, partially offset by changes in operating assets and liabilities of $13.0 million and non-cash charges of $5.3 million. The non-cash charges were related primarily to share-based compensation of $4.3 million. The cash provided from changes in operating assets and liabilities was primarily the result of the $11.7 million increase in deferred revenue as a result of the upfront payments received pursuant to the Pfizer Agreements.

Investing Activities

During the nine months ended September 30, 2017, investing activities used $14.8 million of cash, consisting primarily of purchases of property and equipment.

During the nine months ended September 30, 2016, investing activities used $2.8 million of cash, consisting primarily of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2017, net cash provided by financing activities was $93.8 million, which was primarily due to the $93.5 million in net proceeds from the April 2017 follow-on underwritten public offering of 4,166,667 ordinary shares.

During the nine months ended September 30, 2016, net cash provided by financing activities was $29.1 million, which was primarily due to the $30.0 million in proceeds from the issuance of 1,875,000 ordinary shares to an affiliate of Pfizer related to the Pfizer Equity Agreement.

Effect of Foreign Exchange Rates on Cash

During the nine months ended September 30, 2017, the effect of changes in foreign exchange rates on cash was an increase in cash of $0.1 million, primarily due to changes in the Japanese yen from December 31, 2016 to September 30, 2017.

During the nine months ended September 30, 2016, the effect of changes in foreign exchange rates on cash was an increase in cash of $0.1 million, primarily due to changes in the Japanese yen from December 31, 2015 to September 30, 2016.

Funding Requirements

We expect our expenses to continue to increase in connection with our ongoing research and development activities and the establishment of our internal cGMP manufacturing capabilities. We anticipate that our expenses will increase substantially if and as we:

•

continue to conduct our two Phase 1b/2a clinical trials evaluating our product candidates WVE 102101 and WVE 102102 in patients with HD and our Phase 1 clinical trial evaluating our product candidate WVE-210201 in patients with DMD;

•	conduct research and preclinical development of discovery targets and advance additional programs into clinical development;
•	file clinical trial applications with global regulatory agencies and conduct clinical trials for our programs;
•	make strategic investments in expanding our R&D platform capabilities and in optimizing our manufacturing processes and formulations;
•	develop manufacturing capabilities through outsourcing and establishing a scalable manufacturing facility;
•	maintain our intellectual property portfolio and consider the acquisition of complementary intellectual property;
•	seek and obtain regulatory approvals for our product candidates; and
•	establish and build capabilities to market, manufacture and distribute our product candidates.

We may experience delays or encounter issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

Because of the numerous risks and uncertainties associated with the development of drug candidates and because the extent to which we may enter into collaborations with third parties for development of product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development for our therapeutic programs. Our future capital requirements for our therapeutic programs will depend on many factors, including:

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2017 that had or were reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Foreign Currency Risk

We are exposed to market risk related to changes in the value of the Japanese yen, which is the currency in which our Japanese subsidiary conducts its business. As of September 30, 2017 and December 31, 2016, 0.1% and 0.2% of our assets, respectively, were located in Japan. Additionally, 0.8% and 0.5% of our general and administrative expenses were transacted in Japanese yen during the nine months ended September 30, 2017 and 2016, respectively. Furthermore, 1.0% and 2.1% of our research and development expenses were transacted in Japanese yen during the nine months ended September 30, 2017 and 2016, respectively. When the U.S. dollar strengthens relative to the yen, our U.S. dollar reported revenue and expense from non-U.S. dollar denominated income and operating costs will decrease. Conversely, when the U.S. dollar weakens relative to the yen, our U.S. dollar reported revenue and expenses from non-U.S. dollar denominated income and operating costs will increase. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, results of operations, financial condition or cash flows. Our foreign currency sensitivity is affected by changes in the Japanese yen, which is impacted by economic factors both locally in Japan and worldwide. A hypothetical 10% change in foreign currency rates would not have a material impact on our historical financial position or results of operations.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations for the three and nine months ended September 30, 2017 and 2016.

Capital Market Risk

We currently have no product revenues and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends in part upon capital market forces affecting our share price.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” that appear in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 16, 2017 (the “2016 Annual Report on Form 10-K”), and in Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2017, which was filed with the SEC on August 9, 2017 (the “June 30 Quarterly Report on Form 10-Q”), which could materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed in the 2016 Annual Report on Form 10-K, as supplemented and amended by the risk factors disclosed in the June 30 Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Recent Sales of Unregistered Equity Securities

None.

(b)	Use of Proceeds

On November 10, 2015, the SEC declared our registration statement on Form S-1 (Registration No. 333-207379) effective for our initial public offering and we registered additional ordinary shares for our initial public offering on a registration statement on Form S-1 (Registration No. 333-207940) filed pursuant to Rule 462(b) of the Securities Act of 1933, as amended. The aggregate net proceeds to us from the offering, inclusive of the over-allotment exercise, were approximately $100.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on November 12, 2015 pursuant to Rule 424(b). We have used the net offering proceeds to advance our product candidates and for working capital and general corporate purposes. As of September 30, 2017, we have used all of the net initial public offering proceeds.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Amendment to Pfizer Collaboration Agreement

The information set forth in this paragraph is included herein for the purpose of providing the disclosure required under “Item 1.01 - Entry into a Material Definitive Agreement” of Form 8-K. On November 5, 2017, we amended our Research, License and Option Agreement (the “Pfizer Collaboration Agreement”) with Pfizer, Inc. (“Pfizer”) to extend the target nomination period from November 5, 2017 to May 5, 2018. This amendment provides Pfizer with an additional six months to nominate the two remaining hepatic targets under the Pfizer Collaboration Agreement.

Amendments to 2014 Equity Incentive Plan

As disclosed on Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on August 17, 2017, our shareholders approved, at our 2017 Annual General Meeting of Shareholders on August 10, 2017, amendments to the Wave Life Sciences Ltd. 2014 Equity Incentive Plan (the “2014 Plan”) to increase the total number of shares of common stock available for issuance under the plan by 1,000,000 shares, to increase by 150,000 shares the maximum number of shares available for grant to any participant in any fiscal year for purposes of meeting the requirements for qualified performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and to provide our Compensation Committee with discretion to grant awards intended to qualify as “performance-based compensation” for purposes of Section 162(m) of the Code.  A description of the terms and conditions of the amendments to the 2014 Plan is set forth in our definitive proxy statement on Schedule 14A filed with the SEC on July 6, 2017, under the heading “Proposal 4: Approval of Amendments to 2014 Equity Incentive Plan,” and is incorporated herein by reference. Such description is qualified in its entirety by reference to the actual terms of the plan, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Description of Share Capital

The information set forth below in this “Item 5. Other Information” is included to amend the description of our share capital contained in our Registration Statement on Form 8-A filed with SEC, on November 9, 2015. We intend to incorporate the following description by reference into certain filings with the SEC, including registration statements on Form S-3 and Form S-8.

General

For the purposes of this section, references to “shareholders” mean those persons whose names and number of shares are entered in our register of members. Only persons who are registered in our register of members are recognized under Singapore law as shareholders of our company with legal standing to institute shareholder actions against us or otherwise seek to enforce their rights as shareholders. Our branch register of members is maintained by our transfer agent, Computershare Trust Company, N.A. (“Computershare”).

Certain of our ordinary shares are held through the Depository Trust Company (“DTC”). Accordingly, DTC or its nominee, Cede & Co., is the shareholder on record registered in our register of members for such shares. The holder of our shares held in book-entry through DTC or its nominee may become a registered shareholder by exchanging its interest in our shares for certificated shares and being registered in our register of members. The procedures by which a holder of book-entry interests held through DTC or its nominee may exchange such interests for certificated shares are determined by DTC and Computershare, in accordance with their internal policies and guidelines regulating the withdrawal and exchange of book-entry interests for certificated shares, and following such an exchange Computershare will perform the procedures to register the shares in the register.

Under the Singapore Companies Act, if (a) the name of any person is without sufficient cause entered in or omitted from the register of members; or (b) default is made or there is unnecessary delay in entering in the register of members the fact of any person having ceased to be a member, the person aggrieved or any member of the public company or the company itself, may apply to the Singapore courts for rectification of the register of members. The Singapore courts may either refuse the application or order rectification of the register of members, and may direct the company to pay any damages sustained by any party to the application. The Singapore courts will not entertain any application for the rectification of a register of members in respect of an entry which was made in the register of members more than 30 years before the date of the application.

As of September 30, 2017, there were outstanding:

•	27,767,905 ordinary shares;
•	3,901,348 Series A preferred shares held by one shareholder of record;
•	162,280 ordinary shares issuable upon vesting of outstanding restricted share units;
•	3,805,795 ordinary shares issuable upon the exercise of outstanding share options; and
•	1,730,546 ordinary shares reserved for issuance in connection with future grants under our equity incentive plan.

The following description of our share capital and provisions of our constitution (formerly known as our memorandum and articles of association) are summaries and are qualified by reference to the Singapore Companies Act and our constitution. A copy of our constitution has been filed with the SEC as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 16, 2017 and amended on April 28, 2017.

Ordinary Shares

As of September 30, 2017, our issued and paid-up ordinary share capital consists of 27,767,905 ordinary shares. We currently have only one class of issued ordinary shares, which have identical rights in all respects and rank equally with one another. Our ordinary shares have no par value and there is no authorized share capital under Singapore law. There is a provision in our constitution which provides that we may issue shares with such preferred, deferred or other special rights or such restrictions, whether in regard to dividend, voting, return of capital or otherwise as our board of directors may determine.

All our shares presently issued are fully paid-up, and existing shareholders are not subject to any calls on these shares. Although Singapore law does not recognize the concept of “non-assessability” with respect to newly-issued shares, we note that any purchaser of our shares who has fully paid up all amounts due with respect to such shares will not be subject under Singapore law to any personal liability to contribute to the assets or liabilities of our company in such purchaser’s capacity solely as a holder of such shares. We believe that this interpretation is substantively consistent with the concept of “non-assessability” under most, if not all, U.S. state corporations laws. All our shares are in registered form. We cannot, except in the circumstances permitted by the Singapore Companies Act, grant any financial assistance for the acquisition or proposed acquisition of our own shares. Except as described below under “— Takeovers,” there are no limitations imposed by the Singapore Companies Act or by our constitution on the right of shareholders not resident in Singapore to hold or vote ordinary shares.

Transfer Agent and Registrar

The transfer agent and registrar for our ordinary shares is Computershare Trust Company, N.A.

NASDAQ Global Market

Our ordinary shares are listed for quotation on The NASDAQ Global Market under the symbol “WVE.”

New Shares

Under the Singapore Companies Act, new shares may be issued only with the prior approval of our shareholders in a general meeting. General approval may be sought from our shareholders in a general meeting for the issue of shares. Approval, if granted, will lapse at the earlier of:

•	the conclusion of the next annual general meeting; or
•

the expiration of the period within which the next annual general meeting is required by law to be held (i.e., once every calendar year and within 15 months from the last preceding annual general meeting), but any approval may be revoked or varied by the company in a general meeting.

Our shareholders have provided such general authority to issue new ordinary shares until the conclusion of our 2018 annual general meeting. Such approval will lapse in accordance with the preceding paragraph if our shareholders do not grant a new approval at our 2018 annual general meeting. Subject to this and the provisions of the Singapore Companies Act and our constitution, our board of directors may allot and issue or grant options over or otherwise dispose of new ordinary shares to such persons on such terms and conditions and with the rights and restrictions as they may think fit to impose.

Preferred Shares

Series A Preferred Shares

As of September 30, 2017, we have 3,901,348 Series A preferred shares outstanding. These shares are currently held by one of our largest shareholders, Shin Nippon Biomedical Laboratories, Ltd. The terms of the Series A preferred shares as set out in our constitution include (1) no voting rights at any general meeting other than in limited circumstances, (2) a liquidation preference equal to $0.002 per Series A preferred share, (3) no entitlement to dividends and (4) the right to convert the Series A preferred shares at any time on a one-for-one basis into ordinary shares at the discretion of the holder in accordance with the constitution.

The holders of the Series A preferred shares are not entitled to vote at any general meeting. The only instances in which the holders of the Series A preferred shares are able to vote at a general meeting would be if (but only if): the matters to be discussed at the meeting relate to or there is intent to pass resolutions on (i) abrogating or changing the rights attached to the Series A preferred shares; and (ii) for the winding up of the Company. Such resolutions would require the unanimous approval of the holders of the Series A preferred shares.

Other Preferred Shares

Under the Singapore Companies Act, different classes of shares in a public company may be issued only if (a) the issue of the class or classes of shares is provided for in the constitution of the public company and (b) the constitution of the public company sets out in respect of each class of shares the rights attached to that class of shares. Our constitution provides that we may issue shares of a different class with preferred, deferred or other special rights, or such restrictions, whether in regard to dividend, voting, return of capital or otherwise as our board of directors may determine. Under Singapore law, our preferred shareholders will have the right to attend any general meeting and in a poll at such general meeting, to have at least one vote for every preferred share held:

•	upon any resolution concerning the voluntary winding-up of our company under Section 290 of the Singapore Companies Act;
•	upon any resolution which varies the rights attached to such preferred shares; or
•

in the case of preferred shares issued after August 15, 1984, but before the commencement of Section 96 of the Companies (Amendment) Act 2014, when the dividends to be paid on our preferred shares or any part thereof are more than twelve months in arrears and unpaid, for the period they remain in arrears and unpaid.

We may, subject to the Singapore Companies Act and the prior approval in a general meeting of our shareholders, issue preferred shares which are, or at our option or are to be, subject to redemption provided that such preferred shares may not be redeemed out of capital unless:

•	all the directors have made a solvency statement in relation to such redemption; and
•	we have lodged a copy of the statement with the Accounting and Corporate Regulatory Authority of Singapore.

Further, such shares must be fully paid-up before they are redeemed.

As of September 30, 2017, we have no preferred shares outstanding other than the Series A preferred shares described above. At present, we have no plans to issue additional preferred shares.

Registration Rights Under Our Investors’ Rights Agreement

As of September 30, 2017, the holders of approximately 7.4 million of our ordinary shares are entitled to rights with respect to the registration of these shares under the Securities Act. These rights are provided under the terms of the Investors’ Rights Agreement dated as of August 14, 2015 between us and the holders of these shares, and include demand registration rights, Form S-3 registration rights and piggyback registration rights. We are generally required to bear all registration expenses incurred in connection with the demand, Form S-3 and piggyback registrations described below, other than underwriting commissions and discounts, and will pay the reasonable fees and expenses, not to exceed $25,000, of one special counsel to represent all participating shareholders in a registration.

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

Form S-3 Registration Rights

At any time that we are entitled under the Securities Act to register our shares on Form S-3 and the holders of at least 30% of the then-outstanding Registrable Securities request that we register their shares for public resale on Form S-3 with an aggregate offering price of the shares to be registered of at least $5.0 million, net of selling expenses, we will be required to effect such registration. If, however, our chief executive officer certifies that, in the good faith judgment of our board of directors, it would be materially detrimental to us and our shareholders for such registration to become or remain effective because such action would (i) materially interfere with a significant acquisition, corporate reorganization or similar transaction involving us, (ii) require premature disclosure of material information that we have a bona fide business purpose for preserving as confidential, or (iii) render us unable to comply with requirements under the Securities Act or Exchange Act, then we will have the right to defer the registration for up to 120 days. We are only obligated to effect up to one registration on Form S-3 within any 12 month period.

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

Registration Rights under our Share Purchase Agreement

Under the terms of our Share Purchase Agreement dated as of May 5, 2016 with an affiliate of Pfizer Inc. (the “Pfizer Affiliate”), the Pfizer Affiliate agreed that the 1,875,000 ordinary shares that the Pfizer Affiliate purchased from us under the Share Purchase Agreement (the “Pfizer Shares”) are subject to a lock-up restriction, such that the Pfizer Affiliate will not, and will also cause its affiliates not to, without our prior approval, sell, transfer or otherwise dispose of the Pfizer Shares until certain specified periods of time after the effective date of the Share Purchase Agreement. For a certain period following the expiration of the lock-up period, subject to certain conditions and limitations, we agreed to provide certain demand registration rights to the Pfizer Affiliate in order to register all or a portion of the Pfizer Shares purchased by the Pfizer Affiliate. We also provided the Pfizer Affiliate with certain “piggyback” registration rights for a certain period following the expiration of the lock-up period, subject to certain conditions and limitations, such that when we propose to register our ordinary shares for our account, the Pfizer Affiliate will have the right to include some or all of the Pfizer Shares in such registration. The Share Purchase Agreement also contains other customary terms and conditions of the parties with respect to the registration of the Pfizer Shares.

Transfer of Ordinary Shares

Subject to applicable securities laws in relevant jurisdictions and our constitution, our ordinary shares are freely transferable. Our constitution provides that shares may be transferred by a duly signed instrument of transfer in any usual or common form or in a form approved by the directors and NASDAQ. The directors may decline to register any transfer unless, among other things, evidence of payment of any stamp duty payable with respect to the transfer is provided together with other evidence of ownership and title as the directors may reasonably require to show the right of the transferor to make the transfer. We will replace lost or destroyed certificates for shares upon notice to us and upon, among other things, the applicant furnishing evidence and indemnity as the directors may require and the payment of all applicable fees.

Election and Re-election of Directors

We may, by ordinary resolution, remove any director before the expiration of his or her period of office, notwithstanding anything in our constitution or in any agreement between us and such director. We may also, by an ordinary resolution, appoint another person in place of a director removed from office pursuant to the foregoing.

Under our constitution, subject to the Singapore Companies Act, any director shall retire at the next annual general meeting and shall then be eligible for re-election at that meeting.

Our board of directors shall have the power, at any time and from time to time, to appoint any person to be a director either to fill a casual vacancy or as an additional director so long as the total number of directors shall not at any time exceed the maximum number (if any) fixed by or in accordance with our constitution.

Shareholders’ Meetings

We are required to hold an annual general meeting each calendar year and not more than 15 months after the date of our most recent annual general meeting. The directors may convene an extraordinary general meeting whenever they think fit and they must do so upon the written request of shareholders holding not less than 10% of the total number of paid-up shares as of the date of deposit of the requisition carrying the right to vote at a general meeting. In addition, two or more shareholders holding not less than 10% of our total number of issued shares (excluding our treasury shares) may call a meeting of our shareholders.

The Singapore Companies Act provides that a shareholder is entitled to attend any general meeting and speak on any resolution put before the general meeting. Unless otherwise required by law or by our constitution, resolutions put forth at general meetings may be decided by ordinary resolution, requiring the affirmative vote of a majority of the shareholders present in person or represented by proxy at the meeting and entitled to vote on the resolution. An ordinary resolution suffices, for example, for appointments of directors. A special resolution, requiring an affirmative vote of not less than three-fourths of the shareholders present in person or represented by proxy at the meeting and entitled to vote on the resolution, is necessary for certain matters under Singapore law, such as an alteration of our constitution. A shareholder entitled to attend and vote at a meeting of the company, or at a meeting of any class of shareholders of the company, shall be entitled to appoint another person or persons, whether a shareholder of the company or not, as his proxy to attend and vote instead of the shareholder at the meeting. Under the Singapore Companies Act, a proxy appointed to attend and vote instead of the shareholder shall also have the same right as the shareholder to speak at the meeting, but unless the constitution of the company otherwise provides, (i) a proxy shall not be entitled to vote except on a poll, (ii) a shareholder shall not be entitled to appoint more than two proxies to attend and vote at the same meeting and (iii) where a shareholder appoints two proxies the appointment shall be invalid unless the shareholder specifies the proportions of his holdings to be represented by each proxy.

Notwithstanding the foregoing, a registered shareholder entitled to attend and vote at a meeting of the company held pursuant to an order of court under Section 210(1) of the Singapore Companies Act, or at any adjourned meeting under Section 210(3) of the Singapore Companies Act, is, unless the court orders otherwise, entitled to appoint only one proxy to attend and vote at the same meeting, and except where the aforementioned applies, a registered shareholder having a share capital who is a relevant intermediary (as defined under the Singapore Companies Act) may appoint more than two proxies in relation to a meeting to exercise all or any of his rights to attend and to speak and vote at the meeting, but each proxy must be appointed to exercise the rights attached to a different share or shares held by him (which number and class of shares shall be specified), and at such meeting, the proxy has the right to vote on a show of hands.

Only registered shareholders of our company, and their proxies, will be entitled to attend, speak and vote at any meeting of shareholders. Under the Singapore Companies Act, public companies may issue non-voting shares and shares that confer special, limited or conditional voting rights, such that the holder of a share may vote on a resolution before a general meeting of the company if, in accordance with the provisions of Section 64 of the Singapore Companies Act, the share confers on the holder a right to vote on that resolution.

Voting Rights

As provided under our constitution and the Singapore Companies Act, voting at any meeting of shareholders is by show of hands unless a poll has been demanded prior to the declaration of the result of the show of hands by, among others, (i) the chairman or (ii) at least one shareholder present in person or by proxy or by attorney or, in the case of a corporation, by a representative entitled to vote thereat, in each case representing in the aggregate not less than 5% of the total voting rights of all shareholders having the right to vote at the general meeting, provided that no poll shall be demanded in respect of an election of a chairman or relating to any adjournment of such meeting. On a poll every shareholder who is present in person or by proxy or by attorney, or in the case of a corporation, by a representative, has one vote for every share held by such shareholder. Proxies need not be shareholders.

Only those shareholders who are registered in our register of members as holders of ordinary shares will be entitled to vote at any meeting of shareholders. Therefore, DTC, or its nominee, will grant an omnibus proxy to DTC participants holding our shares in book-entry form through a broker, bank, nominee, or other institution that is a direct or indirect participant in the DTC. Such shareholders will have the right to instruct their broker, bank, nominee or other institution holding these shares on how to vote such shares by completing the voting instruction form provided by the applicable broker, bank, nominee, or other institution. Whether voting is by a show of hands or by a poll, DTC’s vote will be voted by the chairman of the meeting according to the results of the DTC’s participants’ votes (which results will reflect the instructions received from shareholders that own our shares electronically in book-entry form).

Minority Rights

The rights of minority shareholders of Singapore companies are protected, among other things, under Section 216 of the Singapore Companies Act, which gives the Singapore courts a general power to make any order, upon application by any shareholder of a company, as they think fit to remedy any of the following situations:

•

the affairs of a company are being conducted or the powers of the board of directors are being exercised in a manner oppressive to, or in disregard of the interests of, one or more of the shareholders, including the applicant; or

•

a company takes an action, or threatens to take an action, or the shareholders pass a resolution, or propose to pass a resolution, which unfairly discriminates against, or is otherwise prejudicial to, one or more of the shareholders, including the applicant.

Singapore courts have wide discretion as to the remedy they may grant, and the remedies listed in the Singapore Companies Act itself are not exclusive. In general, Singapore courts may, with a view to bringing to an end or remedying the matters complained of:

•	direct or prohibit any act or cancel or modify any transaction or resolution;
•	regulate the conduct of the affairs of the company in the future;
•	authorize civil proceedings to be brought in the name of, or on behalf of, the company by a person or persons and on such terms as the court may direct;
•	provide for the purchase of a minority shareholder’s shares by the other shareholders or by the company itself;
•	in the case of a purchase of shares by the company provide for a reduction accordingly of the company’s capital; or
•	provide that the company be wound up.

Dividends

Subject to any preferential rights of holders of any outstanding preferred shares, holders of our ordinary shares will be entitled to receive dividends and other distributions in cash, shares or property as may be declared by our company from time to time. We may, by ordinary resolution, declare dividends at a general meeting of shareholders, but we are restricted from paying dividends in excess of the amount recommended by our board of directors. Pursuant to Singapore law and our constitution, no dividend may be paid except out of our profits. To date, we have not declared any cash dividends on our ordinary shares and have no current plans to pay cash dividends in the foreseeable future.

Bonus and Rights Issues

In a general meeting, our shareholders may, upon the recommendation of the directors, capitalize any reserves or profits and distribute them as bonus shares, credited as paid-up, to the shareholders in proportion to their shareholdings.

Subject to the provisions of the Singapore Companies Act and our constitution, our directors may also issue rights to take up additional ordinary shares to our shareholders in proportion to their respective ownership. Such rights are subject to any condition attached to such issue and the regulations of any stock exchange on which our shares are listed, as well as U.S. federal and blue sky securities laws applicable to such issue.

Takeovers

The Singapore Code on Take-overs and Mergers applies to, among other things, the acquisition of voting shares of Singapore-incorporated public companies. Any person acquiring, whether by a series of transactions over a period of time or not, either on his or her own or together with parties acting in concert with such person, 30% or more of our voting shares, or, if such person holds, either on his or her own or together with parties acting in concert with such person, between 30% and 50% (both amounts inclusive) of our voting shares, and if such person (or parties acting in concert with such person) acquires additional voting shares representing more than 1% of our voting shares in any six-month period, must, except with the consent of the Securities Industry Council in Singapore, extend a mandatory takeover offer for the remaining voting shares in accordance with the provisions of the Singapore Code on Take-overs and Mergers. Responsibility for ensuring compliance with the Singapore Code on Take-overs and Mergers rests with parties (including company directors) to a take-over or merger and their advisors.

“Parties acting in concert” comprise individuals or companies who, pursuant to an agreement or understanding (whether formal or informal), cooperate, through the acquisition by any of them of shares in a company, to obtain or consolidate effective control of that company. Certain persons are presumed (unless the presumption is rebutted) to be acting in concert with each other. They are as follows:

•

a company, its parent company, subsidiaries and fellow subsidiaries, the associated companies of any of the company and its related companies, subsidiaries and fellow subsidiaries, companies whose associated companies include any of these companies and any person who has provided financial assistance (other than a bank in the ordinary course of business) to any of the foregoing for the purchase of voting rights;

•	a company with any of its directors (together with their close relatives, related trusts and companies controlled by any of the directors, their close relatives and related trusts);
•	a company with any of its pension funds and employee share schemes;
•	a person with any investment company, unit trust or other fund whose investment such person manages on a discretionary basis, but only in respect of the investment account which such person manages;
•

a financial or other professional adviser, including a stockbroker, with its client in respect of the shareholdings of (i) the adviser and persons controlling, controlled by or under the same control as the adviser and (ii) all the funds managed by the adviser on a discretionary basis, where the shareholdings of the adviser and any of those funds in the client total 10% or more of the client’s equity share capital;

•

directors of a company (together with their close relatives, related trusts and companies controlled by any of such directors, their close relatives and related trusts) which is subject to an offer or where the directors have reason to believe a bona fide offer for their company may be imminent;

•	partners; and
•

an individual and (i) such person’s close relatives, (ii) such person’s related trusts, (iii) any person who is accustomed to act in accordance with such person’s instructions, (iv) companies controlled by the individual, such person’s close relatives, related trusts or any person who is accustomed to act in accordance with such person’s instructions and (v) any person who has provided financial assistance (other than a bank in the ordinary course of business) to any of the foregoing for the purchase of voting rights.

Subject to certain exceptions, a mandatory offer must be in cash or be accompanied by a cash alternative at not less than the highest price paid by the offeror or parties acting in concert with the offeror during the offer period and within the six months prior to its commencement.

Under the Singapore Code on Take-overs and Mergers, where effective control of a company is acquired or consolidated by a person, or persons acting in concert, a general offer to all other shareholders is normally required. An offeror must treat all shareholders of the same class in an offeree company equally. A fundamental requirement is that shareholders in the company subject to the takeover offer must be given sufficient information, advice and time to consider and decide on the offer. These legal requirements may impede or delay a takeover of our company by a third-party.

We may submit an application to the Securities Industry Council of Singapore for a waiver from the Singapore Code on Take-overs and Mergers so that the Singapore Code on Take-overs and Mergers will not apply to our company for so long as we are not listed on a securities exchange in Singapore. We will make an appropriate announcement if we submit the application and when the result of the application is known.

Liquidation or Other Return of Capital

On a winding-up or other return of capital, subject to any special rights attaching the Series A preferred shares or to any other class of shares, holders of ordinary shares will be entitled to participate in any surplus assets in proportion to their shareholdings.

Limitations of Liability and Indemnification Matters

Under Section 172 of the Singapore Companies Act, any provision exempting or indemnifying the officers of a company (including directors) against any liability that would otherwise attach to them in connection with any negligence, default, breach of duty or breach of trust in relation to the company is void. However, a company is not prohibited from (a) purchasing and maintaining for any such individual insurance against liability incurred by him or her in connection with any negligence, default, breach of duty or breach of trust in relation to the company, or (b) indemnifying the individual against liability incurred by him or her to a person other than the company except when the indemnity is against any liability (i) of the individual to pay a fine in criminal proceedings, (ii) of the individual to pay a penalty in respect of non-compliance with any requirements of a regulatory nature (howsoever arising), (iii) incurred by the individual in defending criminal proceedings in which he or she is convicted, (iv) incurred by the individual in defending civil proceedings brought by the company or a related company in which judgment is given against him or her, or (v) incurred by the individual in connection with an application for relief under Section 76A(13) or Section 391 of the Singapore Companies Act in which the court refuses to grant him or her relief.

Subject to the Singapore Companies Act and every other Singapore statute for the time being in force concerning companies and affecting us, our constitution provides that each of our directors and other officers and those of our subsidiaries and affiliates shall be entitled to be indemnified by us or such subsidiary against any liability incurred by him or her arising out of or in connection with any acts, omissions or conduct, actual or alleged, by such individual acting in his or her capacity as either director, officer, secretary or employee of us or the relevant subsidiary, except to such extent as would not be permitted under applicable Singapore laws or which would otherwise result in such indemnity being void in accordance with the provisions of the Singapore Companies Act.

Subject to the Singapore Companies Act and every other Singapore statute for the time being in force and affecting our company, we may indemnify our directors and officers against costs, charges, fees and other expenses that may be incurred by any of them in defending any proceedings (whether civil or criminal) relating to anything done or omitted or alleged to be done or omitted by such person acting in his or her capacity as a director, officer or employee of our company, in which judgment is given in his or her favor, or in which he or she is acquitted or in which the courts have granted relief pursuant to the provisions of the Singapore Companies Act, provided that such indemnity shall not extend to any liability which by law would otherwise attach to him or her in respect of any negligence, default, breach of duty or breach of trust of which he may be guilty in relation to our company, or which would otherwise result in such indemnity being voided under applicable Singapore laws.

No director or officer of our company shall be liable for any acts, omissions, neglects, defaults or other conduct of any other director or officer, and to the extent permitted by Singapore law, our company shall contribute to the amount paid or payable by a director or officer in such proportion as is appropriate to reflect the relative fault of such director or officer, taking into consideration any other relevant equitable considerations, including acts of other directors or officers and our company, and the relative fault of such parties in respect thereof.

In addition, subject to the Singapore Companies Act and every other Singapore statute for the time being in force and affecting our company, no director, managing director or other officer shall be liable for the acts, receipts, neglects or defaults of any other director or officer, or for joining in any receipt or other act for conformity, or for any loss or expense incurred by us, through the insufficiency or deficiency of title to any property acquired by order of the directors for us or for the insufficiency or deficiency of any security upon which any of our moneys are invested or for any loss or damage arising from the bankruptcy, insolvency or tortious act of any person with whom any moneys, securities or effects are deposited, or any other loss, damage or misfortune which happens in the execution of his duties, unless the same happens through his own negligence, default, breach of duty or breach of trust.

We have entered into deeds of indemnity with each of our directors and officers. These agreements will require us to indemnify these individuals to the fullest extent permitted under our constitution and the Singapore Companies Act against liabilities that may arise by reason of their service to us as a director or officer of the company (as the case may be), and to advance expenses incurred in connection with any proceeding against them by reason of their status as a director, officer, agent or employee of the company in accordance with the terms of the deeds. These indemnification rights shall not be exclusive of any other right which an indemnified person may have or thereafter acquire under any applicable law, provision of our constitution, agreement, vote of shareholders or disinterested directors or otherwise.

We expect to maintain standard policies of insurance that provide coverage (1) to our directors and officers against loss rising from claims made by reason of breach of duty or other wrongful act and (2) to us with respect to indemnification payments that we may make to such directors and officers.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.1+	Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended	X

10.2+	Form of Non-qualified Share Option Agreement under the 2014 Equity Incentive Plan, as amended	X

10.3+	Form of Incentive Share Option Agreement under the 2014 Equity Incentive Plan, as amended	X

10.4+	Form of Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, as amended	X

10.5+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Incentive Plan, as amended	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

Date: November 9, 2017

WAVE LIFE SCIENCES LTD.

By:	/s/ Paul B. Bolno, M.D.
Paul B. Bolno, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith C. Regnante
Keith C. Regnante
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)