Form 10-K/A
period 2017-12-31
Wave Life Sciences Ltd.
filed 2018-04-27
CIK 1631574

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding ordinary shares of the registrant as of April 2, 2018 was 29,090,229.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Wave Life Sciences Ltd. (the “Company,” “we,” “our,” “us” or “Wave”) for the fiscal year ended December 31, 2017, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2018 (the “Original 10-K”). The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was intentionally omitted from Part III of the Original 10-K. In addition, this Amendment amends Item 15 of Part IV of the Original 10-K to update the exhibit list and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act that involve substantial risks and uncertainties. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Amendment, such statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about our ability to fund our working capital requirements; our success, cost and timing of our product development activities and clinical trials; the timing of and our ability to obtain and maintain regulatory approvals for any of our product candidates; our ability to identify and develop new product candidates; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy; our ability to develop sales and marketing capabilities; our estimates regarding future expenses and needs for additional financing; our ability to identify, recruit and retain key personnel; our financial performance; and developments and projections relating to our competitors in the industry. You should refer to the “Risk Factors” section in the Original 10-K and in our other filings with the Securities and Exchange Commission for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Amendment will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, these statements should not be regarded as representations or warranties by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Board of Directors

Pursuant to our Constitution, there is no maximum number of directors that may hold office at any time. Our Board of Directors currently consists of seven members and each of our directors is elected annually.

Set forth below are the names of our directors, their ages as of April 2, 2018, their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years. Additionally, information about the specific experience, qualifications, attributes or skills that led to our Board of Directors’ conclusion at the time of filing of this Amendment that each person listed below should serve as a director is set forth below:

Name	Age	Position/Title
Paul B. Bolno, M.D.	44	President, Chief Executive Officer and Director
Christian Henry	50	Chairman of the Board of Directors
Peter Kolchinsky, Ph.D.	41	Director
Koji Miura	69	Director
Adrian Rawcliffe	46	Director
Ken Takanashi	53	Director
Gregory L. Verdine, Ph.D.	58	Director

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board has determined that the following members of the Board are “independent directors” as defined by the Nasdaq Stock Market: Dr. Kolchinsky and Messrs. Henry, Miura, Rawcliffe, and Takanashi.

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

Christian Henry has served as a director since November 2016, and as Chairman of our Board of Directors since October 2017. Mr. Henry served as Executive Vice President & Chief Commercial Officer of Illumina, Inc. from 2015 through January 2017, and previously served as Senior Vice President & Chief Commercial Officer from 2014 to 2015, Senior Vice President & General Manager Genomic Solutions from 2012 to 2014, Senior Vice President, Chief Financial Officer & General Manager Life Sciences from 2010 to 2012, Senior Vice President, Corporate Development & Chief Financial Officer from 2009 to 2010, Senior Vice President & Chief Financial Officer from 2007 to 2009, and Vice President & Chief Financial Officer from 2005 to 2006. Prior to joining Illumina, Inc., Mr. Henry served as the Chief Financial Officer of Tickets.com, Inc. from 2003 to 2005. From 1999 to 2003, Mr. Henry served as Vice President, Finance & Corporate Controller of Affymetrix, Inc. (acquired by Thermo Fisher Scientific in 2016). In 1997, Mr. Henry joined Nektar Therapeutics (formerly Inhale Therapeutic Systems, Inc.), as Corporate Controller, and later as its Chief Accounting Officer from 1997 to 1999. In 1996, Mr. Henry served as General Accounting Manager of Sugen, Inc. Mr. Henry began his career in 1992 at Ernst & Young LLP, where he was a Senior Accountant through 1996. Mr. Henry earned his B.A. in biochemistry and cell biology from the University of California, San Diego, and his M.B.A., with a concentration in finance, from the University of California, Irvine. We believe he is qualified to serve on our Board of Directors because of his strengths in corporate strategy, finance and operations, along with his extensive experience leading various functions at one of the largest and most innovative genetic healthcare companies.

Peter Kolchinsky, Ph.D. has served as a director since January 2015. Dr. Kolchinsky is a founder, Portfolio Manager, and Managing Director of RA Capital Management, LLC, a multi-stage investment manager which is dedicated to evidence-based investing in healthcare and life science companies, where he has worked since 2001. RA Capital Management, LLC is the general partner of RA Capital Healthcare Fund, L.P. He serves as a member of the Board of Directors of Dicerna Pharmaceuticals, as well as a number of private companies. Dr. Kolchinsky authored “Entrepreneur’s Guide to a Biotech Startup” and served on the Board of Global Science and Technology for the National Academics of Sciences from 2009 to 2012. Dr. Kolchinsky earned his Ph.D. in virology from Harvard University and earned his bachelor’s degree in Biology from Cornell University. We believe Dr. Kolchinsky is qualified to serve on our Board of Directors because of his business experience including his experience as an institutional investor and his experience serving on the boards of various healthcare and life science companies.

Koji Miura has served as a director since October 2012. Mr. Miura is the founder and Managing Director of Miura & Associates Management Consultants Pte. Ltd. and serves on the boards of directors of Azeus Systems Holdings Ltd., Marine Tec Tachibana Pte. Ltd., Matsuura Singapore Pte. Ltd., Mercury Investment Holding Pte. Ltd., Sunmoon Pte. Ltd., and Triple Farm Singapore Pte. Ltd. Mr. Miura holds a bachelor’s degree in Business Administration from the University of Aoyama Gakuin, Tokyo, Japan. We believe he is qualified to serve on our Board of Directors because of his broad business experience including his diverse background serving on the board of directors of various companies, both private and publicly-held, across multiple industries.

Adrian Rawcliffe has served as a director since February 2017. Mr. Rawcliffe currently serves as Chief Financial Officer of Adaptimmune Therapeutics plc, where he has worked since 2015. Prior to joining Adaptimmune, Mr. Rawcliffe served in various roles at GlaxoSmithKline plc, including Senior Vice President Finance, North America Pharmaceuticals and Global Franchises from 2011 to 2015; Senior Vice President, Worldwide Business Development and R&D Finance from 2006 to 2011; Vice President, Worldwide Business Development Transactions and Ventures from 2003 to 2005; and Vice President, Deal Structuring from 2001 to 2003. From 2005 to 2006, Mr. Rawcliffe served as the President and Managing Partner of SR One Ltd. Mr. Rawcliffe began his career as a supervisor at Coopers & Lybrand (now PricewaterhouseCoopers) from 1993 to 1997. Mr. Rawcliffe received his B.Sc. in Natural Sciences from the University of Durham, England. Mr. Rawcliffe also received Chartered Accountancy training through The Institute of Chartered Accountants in England and Wales (ICAEW). We believe he is qualified to serve on our Board of Directors because of his global expertise, along with extensive business and operating experience at one of the world’s largest global healthcare companies.

Ken Takanashi has served as a director since July 2012. Since 2002, Mr. Takanashi has served in various executive management and director roles at Shin Nippon Biomedical Laboratories Ltd., or SNBL, and its affiliates and currently serves as its Executive Vice President, Chief Operating Officer. Mr. Takanashi was the Chief Financial Officer of SNBL USA, Ltd., a subsidiary of Shin Nippon Biomedical Laboratories, from 2012 to 2014. Mr. Takanashi earned an M.B.A. from the University of Warwick and received his bachelor’s degree from the University of Tokyo and is a Chartered Public Accountant. We believe he is qualified to serve on our Board of Directors because of his extensive experience leading research and development for biopharmaceutical companies and his business, financial and accounting credentials.

Gregory L. Verdine, Ph.D., is one of our founders and has served as a director since July 2013. He was our President, Chief Executive Officer and Chief Scientific Officer from our inception through December 2013 and served as Chairman of our Board of Directors from July 2013 through September 2017. Since 1989, Dr. Verdine has served as the Erving Professor of Chemistry in the Department of Stem Cell and Regenerative Biology and the Department of Chemistry and Chemical Biology at Harvard University and Harvard Medical School. Dr. Verdine co-founded the non-profit Gloucester Marine Genomics Institute and Gloucester Biotechnology Academy in 2013 and served as the Founding President until 2016. He is the co-founder of Fog Pharmaceuticals Inc. and LifeMine Therapeutics Inc. and serves as Chairman, President, Chief Executive Officer and Chief Scientific Officer for both companies. He is also the founder of Warp Drive Bio and has served in various roles, from Chief Scientific Officer to Chief Executive Officer, from the company’s inception in 2012 until April 2016. Dr. Verdine founded Enanta Pharmaceuticals and served as a director of the company from 1990 through its successful initial public offering in 2013. He is a Venture Partner at WuXi Healthcare Ventures, and has previously served as Venture Partner at AppleTree Ventures, TPG Biotech and Third Rock Ventures. He has served on the Board of Scientific Counsellors of the National Cancer Institute, and is on the Board of Scientific Consultants of the Memorial Sloan Kettering Cancer Center, and he is a Senior Advisor to Shin Nippon Biomedical Laboratories Ltd. Dr. Verdine is also the co-founder of Eleven Biotherapeutics, Tokai Therapeutics, Aileron Therapeutics, and Gloucester Pharmaceuticals (acquired by Celgene in 2010). He has also served as a director of the Chemical Biology Initiative and the Program in Cancer Chemical Biology at the Dana-Farber Cancer Institute. Dr. Verdine received his Ph.D. in Chemistry from Columbia University and completed postdoctoral work in Molecular Biology at the Massachusetts Institute of Technology and Harvard Medical School. We believe he is qualified to serve on our Board of Directors because of his expertise and deep knowledge of our company, its technology and our industry and his long track record of creating and advising successful biopharmaceutical companies.

Pursuant to the Singapore Companies Act, Chapter 50 (the “Singapore Companies Act”) and our Constitution, our Board must have at least one director who is ordinarily resident in Singapore. Mr. Miura is our Singapore resident director.

Committees of the Board of Directors and Meetings

Meeting Attendance. During the fiscal year ended December 31, 2017, there were six meetings of our Board of Directors, and the various committees of the Board met a total of 12 times. No director, with the exception of Masaharu Tanaka, who served as a director during 2017 from January 1, 2017 through August 10, 2017, the date of our Annual General Meeting of Shareholders, attended fewer than 75% of the total number of meetings of the Board and of committees of the Board on which he served during 2017. The Board has adopted a policy under which each member of the Board has agreed to make reasonable efforts to attend annual general meetings of our shareholders.

Audit Committee. Our Audit Committee held four meetings during the fiscal year ended December 31, 2017. Our Audit Committee currently has three members: Mr. Henry (Chairman) and Messrs. Miura and Rawcliffe. On February 1, 2017, Mr. Rawcliffe replaced Masaharu Tanaka, who served as a director of our Board during 2017 from January 1, 2017 through August 10, 2017, the date of our Annual General Meeting of Shareholders, as a member of our Audit Committee. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the responsibility to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits.

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

Compensation Committee. Our Compensation Committee met four times during the fiscal year ended December 31, 2017. The Compensation Committee currently has three members: Mr. Henry (Chairman), Dr. Kolchinsky and Mr. Takanashi. On March 9, 2017, Mr. Henry joined as a member of our Compensation Committee and, on December 12, 2017, replaced Dr. Kolchinsky as the Chairman of our Compensation Committee. During the period of January 1, 2017 through March 9, 2017, our Compensation Committee was comprised of Dr. Kolchinsky (Chairman) and Mr. Takanashi. Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and includes reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our 2014 Equity Incentive Plan, as amended (the “2014 Equity Incentive Plan”). The Compensation Committee is responsible for determining the compensation of our executive officers.

Each member of the Compensation Committee qualifies as independent under the definition promulgated by the Nasdaq Stock Market.

A copy of the Compensation Committee’s written charter is publicly available on our website at www.wavelifesciences.com.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee met four times during the fiscal year ended December 31, 2017. The Nominating and Corporate Governance Committee currently has three members: Mr. Henry (Chairman), Mr. Takanashi and Dr. Kolchinsky. On March 9, 2017, Mr. Henry joined as a member of our Nominating and Corporate Governance Committee and, on December 12, 2017, replaced Mr. Takanashi as the Chairman of our Nominating and Corporate Governance Committee. During the period of January 1, 2017 through March 9, 2017, our Nominating and Corporate Governance Committee was comprised of Mr. Takanashi (Chairman) and Dr. Kolchinsky. The Nominating and Corporate Governance Committee’s role and responsibilities are set forth in the Nominating and Corporate Governance Committee’s written charter and include evaluating and making recommendations to the full Board as to the size and composition of the Board and its committees, evaluating and making recommendations as to potential candidates, and evaluating current Board members’ performance.

Each member of the Nominating and Corporate Governance Committee qualifies as independent under the definition promulgated by the Nasdaq Stock Market.

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

Procedures by which Shareholders may Nominate Directors

The Nominating and Corporate Governance Committee shall review and evaluate information available to it regarding candidates proposed by shareholders and shall apply the same criteria, and shall follow substantially the same process in considering them, as it does in considering other candidates. The factors generally considered by the Nominating and Corporate Governance Committee are set out in our Corporate Governance Guidelines, which are publicly available on the “For Investors & Media” section of our website at http://ir.wavelifesciences.com/ under the heading “Corporate Governance.” If a shareholder wishes to nominate a candidate to be considered for election as a director at our Annual General Meeting of Shareholders, it must comply with the procedures set forth in our Constitution. All shareholder proposals should be marked for the attention of General Counsel, Wave Life Sciences Ltd., 733 Concord Avenue, Cambridge, MA 02138.

Compensation Committee Interlocks and Insider Participation.

During 2017, the members of our Compensation Committee were Dr. Kolchinsky and Messrs. Henry and Takanashi. Dr. Kolchinsky is the managing member of RA Capital Management, LLC, the general partner of RA Capital Healthcare Fund, L.P., one of our shareholders. Mr. Takanashi is a director and executive officer of Shin Nippon Biomedical Laboratories Ltd. and its affiliates, one of our shareholders. We have entered into certain transactions with affiliates of RA Capital Healthcare Fund, L.P. and Shin Nippon Biomedical Laboratories Ltd., as further described under “Certain Relationships and Related Transactions” below.

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

Our Board of Directors oversees the risk management activities designed and implemented by our management. Our Board of Directors executes its oversight responsibility for risk management both directly and through its committees. Our Board of Directors also considers specific risk topics, including risks associated with our strategic plan, business operations and capital structure. In addition, our Board of Directors receives detailed regular reports from members of our management team and other personnel that include assessments and potential mitigation of the risks and exposures involved with their respective areas of responsibility. Our Board of Directors may delegate to the Audit Committee oversight of our risk management process. Our other Board committees will also consider and address risk as they perform their respective committee responsibilities. Specifically, the Audit Committee receives regular reports from members of senior management on areas of material risk to the Company, including operational, financial, legal, regulatory, strategic and reputational risks. As part of its charter, our Audit Committee regularly discusses with management our major risk exposures, their potential financial impact on our Company and the steps we take to manage them. Our Compensation Committee assists the Board in fulfilling its oversight responsibilities with respect to the management and risks arising from our compensation policies and programs. Our Nominating and Corporate Governance Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks associated with Board organization, membership and structure, succession planning for our directors and executive officers and corporate governance. All committees report to the full Board of Directors as appropriate, including when a matter rises to the level of a material or enterprise level risk.

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

Executive Officers

Set forth below is information as of April 2, 2018 regarding our executive officers who are not also directors.

Name	Age	Title
Christopher Francis, Ph.D.	40	Senior Vice President, Corporate Development, Head of Emerging Areas
Michael Panzara, M.D., MPH	51	Franchise Lead, Neurology
Keith C. Regnante	48	Chief Financial Officer
Chandra Vargeese, Ph.D.	56	Senior Vice President, Drug Discovery

Christopher Francis, Ph.D. has served as our Senior Vice President, Corporate Development, Head of Emerging Areas since May 2017. During the period January 2017 to May 2017, Dr. Francis served as our Senior Vice President, Corporate Development & Portfolio Management. Prior to that, Dr. Francis served as our Vice President, Head of Business Development since April 2014. Prior to joining us, Dr. Francis held senior operational, strategic and business development roles within GlaxoSmithKline Oncology from 2009 to 2014 and was a member of the team that established GlaxoSmithKline’s Rare Disease Unit. Before GlaxoSmithKline, Dr. Francis was a health care private equity associate at Two River LLC from 2008 to 2009. He began his career in pharmaceutical pricing and reimbursement consulting at IMS Health. Dr. Francis earned undergraduate and graduate degrees in Biochemistry and Molecular Biology from the University of Melbourne and was a doctoral research associate at the University of Cambridge.

Michael Panzara, M.D., MPH joined us as our Franchise Lead, Neurology in July 2016. Prior to joining us, Dr. Panzara served in various roles at Sanofi Genzyme (and Genzyme Corporation before its merger with Sanofi in 2011) from 2009 to July 2016, most recently serving as Head of the Multiple Sclerosis, Neurology and Ophthalmology Therapeutic Area for Global Development and prior to that, serving as Group Vice President, Therapeutic Area Head, Multiple Sclerosis and Neurology. Prior to joining Genzyme, Dr. Panzara served in roles of increasing responsibility at Biogen, including Vice President, Chief Medical Officer, Neurology from 2006 to 2009 and in various roles in the Medical Research group from 2001 to 2006. In addition, from 1999 to 2011, Dr. Panzara was an Instructor in Neurology at Harvard Medical School and an Assistant in Neurology at Massachusetts General Hospital (MGH). He trained in neurology at MGH from 1994 to 1998, and completed his post-doctoral training in immunology and rheumatology at Brigham and Women’s Hospital. Dr. Panzara holds a bachelor’s degree from the University of Pennsylvania, a medical degree from Stanford University School of Medicine, and a master’s degree in public health from the Harvard School of Public Health.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

With the exception of the Form 4s to report the receipt of annual option grants to our non-employee directors Drs. Kolchinsky and Verdine, and Messrs. Henry, Miura, Rawcliffe, and Takanashi, on August 10, 2017, the date of our 2017 Annual General Meeting of Shareholders, pursuant to our publicly filed non-employee director compensation policy, which were filed on August 17, 2017 (but were due on August 14, 2017), our records reflect that all reports that were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a code of business conduct and ethics that applies to all of our employees. The text of the code of conduct and ethics is posted on our website at www.wavelifesciences.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive officer or principal financial officer will be included in a Current Report on Form 8-K filed with the SEC within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of the Nasdaq Stock Market.

Item 11.	Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the total compensation paid or accrued during the last two fiscal years ended December 31, 2017 and 2016 to our President and Chief Executive Officer and our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2017 and were serving as executive officers as of such date.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Share Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Paul B. Bolno, M.D.	2017	515,300	—	1,054,515	1,342,902	283,400	528	3,196,645
President and Chief Executive Officer	2016	490,000	329,000	—	2,505,377	245,000	25,486	3,594,863
Christopher Francis, Ph.D.	2017	330,000	—	284,690	361,194	127,100	528	1,103,512
Senior Vice President, Corporate Development, Head of Emerging Areas
Chandra Vargeese, Ph.D.	2017	350,000	—	284,690	361,194	154,000	7,380	1,157,264
Senior Vice President, Drug Discovery

(1)	Amount represents the aggregate grant date fair value for the share awards identified, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
(2)	Amounts represent the aggregate grant date fair value for the option awards identified, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
(3)	Amounts include 401(k) matching contributions made to Dr. Vargeese and the value of annual premiums paid by us with respect to a life insurance policy for the benefit of each of the named executive officers. For 2016, amounts for Dr. Bolno also include reimbursement of relocation expenses of $15,461 and the related tax gross up of $8,500 as well as certain commuting expenses.

Narrative to Summary Compensation Table

Our Compensation Committee reviews and discusses our executive officers’ proposed compensation with the Chief Executive Officer for all executives other than the Chief Executive Officer. The Chief Executive Officer’s compensation is determined by the Compensation Committee.

Employment Agreements

Paul B. Bolno, M.D. Effective as of January 1, 2016, Dr. Bolno’s annual base salary was increased to $490,000 and his annual target bonus percentage for his 2016 bonus was increased to 50%. Effective as of January 1, 2017, Dr. Bolno’s annual base salary was increased to $515,300, and effective as of January 1, 2018, his annual base salary was increased to $541,100. In January 2018, in recognition of his 2017 performance supporting the achievement of our corporate goals discussed below, Dr. Bolno received a cash bonus of $283,400 that was equal to 110% of his target bonus of 50%. He also received an option to purchase 109,000 of our ordinary shares and 54,500 restricted share units under our 2014 Equity Incentive Plan as long-term incentive plan awards. In addition, effective as of January 1, 2018, Dr. Bolno’s annual target bonus percentage was increased to 55%.

Christopher Francis, Ph.D. In March 2014, we entered into an offer letter with Dr. Francis pursuant to which he served as our Vice President, Head of Business Development, and now serves as our Senior Vice President, Corporate Development, Head of Emerging Areas. Effective as of January 1, 2017, Dr. Francis’s annual base salary was increased to $330,000, and effective as of January 1, 2018, his annual base salary was increased to $363,000. In January 2018, in recognition of his 2017 performance supporting the achievement of our corporate goals discussed below, Dr. Francis received a cash bonus of $127,100 that was equal to 110% of his annual target bonus percentage of 35%. In addition, he received an option to purchase 26,000 of our ordinary shares and 13,000 restricted share units under our 2014 Equity Incentive Plan as long-term incentive plan awards.

Chandra Vargeese, Ph.D. In July 2014, we entered into an offer letter with Dr. Vargeese pursuant to which she served as our Senior Vice President, Drug Discovery. Effective as of January 1, 2017, Dr. Vargeese’s annual base salary was increased to $350,000, and effective as of January 1, 2018, her annual base salary was increased to $400,000. In January 2018, in recognition of her 2017 performance supporting the achievement of our corporate goals discussed below, Dr. Vargeese received a cash bonus of $154,000 that was equal to 110% of her annual target bonus percentage of 40%. In addition, she received an option to purchase 35,000 of our ordinary shares and 17,500 restricted share units under our 2014 Equity Incentive Plan as long-term incentive plan awards.

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

2017 Non-Equity Incentive Plan Compensation

Each of our named executive officers is eligible to receive an annual cash bonus calculated based on a target percentage of base salary, subject to the achievement of annual performance goals as determined by our Board of Directors in its sole discretion. Performance goals considered by our Board of Directors to determine bonuses for 2017 included advancing our pipeline by initiating three clinical programs in neurology and identifying clinical candidates outside of neurology; investing in platform technologies to enhance our discovery engine; and establishing internal cGMP manufacturing capabilities to meet our clinical deliverables. In recognition of these achievements, each of our named executive officers received their annual bonuses at 110% of their target bonus percentage.

2014 Equity Incentive Plan

Our 2014 Equity Incentive Plan was amended on August 10, 2017 (the “2014 Equity Incentive Plan”), following shareholder approval at our 2017 Annual General Meeting. Accordingly, our board and shareholders have authorized 6,064,544 ordinary shares for the granting of incentive options, non-qualified options, or NQSOs, share appreciation rights and restricted share unit awards, plus annual increases on the first day of July 2018, 2019 and 2020 equal to the lesser of (A) 3% of the ordinary shares outstanding on the day prior to the increase; and (B) such lesser number of ordinary shares as determined by the Board; provided that no more than 10,000,000 ordinary shares may be issued upon the exercise of incentive share options. The maximum number of ordinary shares with respect to awards which may be granted to any participant in any fiscal year under the 2014 Equity Incentive Plan is 600,000 shares. In the event of a share dividend, split, recapitalization or reorganization or other change in change in capital structure, our board will make appropriate adjustments to these amounts.

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

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table shows grants of options and grants of unvested restricted share unit awards outstanding on the last day of the fiscal year ended December 31, 2017 to each of the executive officers named in the Summary Compensation Table.

	Option Awards					Share Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Share Units That Have Not Vested (#)		Market Value of Shares or Share Units That Have Not Vested ($)
Paul B. Bolno, M.D.	544,025	—		$2.48	3/10/2025
	88,650	147,750	(1)	$18.79	6/16/2026
	—	72,500	(2)	$29.05	1/25/2027
						36,300	(3)	$1,274,130
Christopher Francis, Ph.D.	134,726	12,250	(4)	$2.48	3/10/2025
	13,913	23,187	(1)	$18.79	6/16/2026
	—	19,500	(2)	$29.05	1/25/2027
						9,800	(3)	$343,980
Chandra Vargeese, Ph.D.	182,220	36,744	(5)	$2.48	3/10/2025
	18,598	31,002	(1)	$18.79	6/16/2026
	—	19,500	(2)	$29.05	1/25/2027
						9,800	(3)	$343,980

(1)	Vests in equal monthly installments over 36 months, commencing on June 16, 2017, subject to such officer’s continued service with us on each such vesting date. The option shall become fully vested upon a change of control.
(2)	25% vests on February 15, 2018 and the remainder of the option vests in equal monthly installments over 36 months, subject to such officer’s continued service with us on each such vesting date. The option shall become fully vested upon a change of control.
(3)	25% vests on February 15, 2018 and the remainder of the award vests in equal annual installments over 3 years, subject to such officer’s continued service with us on each such vesting date. The award shall become fully vested upon a change of control.
(4)	Vests in equal monthly installments over 36 months, commencing on April 15, 2015, subject to such officer’s continued service with us on each such vesting date. The option shall become fully vested upon a change of control.
(5)	Vests in equal monthly installments over 36 months, commencing on August 1, 2015, subject to such officer’s continued service with us on each such vesting date. The option shall become fully vested upon a change of control.

401(k) Plan

We maintain a 401(k) plan that is intended to qualify under Section 401(k) of the Internal Revenue Service Code of 1986, as amended. In general, all of our employees, including our named executive officers, are eligible to participate in the 401(k) plan. Under the 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit, equal to $18,000 in 2017, and to have the amount of such reduction contributed to the 401(k) plan. We currently match 50% of an employee’s 401(k) contributions up to a maximum of 6% of the participant’s compensation. Matching contributions are 100% vested upon completion of one year of service with the Company. Matching contributions made to each of our named executive officers are included in the “Summary Compensation Table” above.

Potential Payments upon Termination or Change-In-Control

Pursuant to applicable equity agreements with each of Drs. Bolno, Francis and Vargeese, all unvested shares underlying outstanding options and restricted share units that were granted through December 31, 2017 will become fully vested upon a change of control which is defined as follows: (A) a merger or consolidation of the Company whether or not approved by the Board of Directors, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or the parent of such corporation) more than 50% of the total voting power represented by the voting securities of the Company or such surviving entity or parent of such corporation, as the case may be, outstanding immediately after such merger or consolidation; or (B) the sale or disposition by the Company of all or substantially all of the Company’s assets in a transaction requiring shareholder approval.

Pursuant to applicable equity agreements with each of Drs. Bolno, Francis and Vargeese, all unvested shares underlying outstanding options and restricted share units that are granted after December 31, 2017 will become fully vested upon termination without cause or for good reason within 12 months following a change of control, as defined above.

In addition, if we terminate Dr. Bolno’s employment without cause, then he will be entitled to receive as of the date of termination continued payment of his base salary for 12 months. Drs. Francis and Vargeese do not have any severance arrangements with the Company.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2017 to each of our non-employee directors. Directors who are also employees are not compensated for their service on our Board of Directors.

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	All Other Compensation ($)		Total ($)
Christian Henry	63,431	78,241			141,672
Peter Kolchinsky, Ph.D.	49,000	78,241	—		127,241
Koji Miura	42,500	78,241	—		120,741
Adrian Rawcliffe	38,745	408,167	—		446,912
Ken Takanashi	48,000	78,241	—		126,241
Masaharu Tanaka	22,069	—	—		22,069
Gregory Verdine, Ph.D.	53,886	78,241	150,000	(3)	282,127
Takeshi Wada, Ph.D.	2,973	—	26,290	(4)	29,262

(1)	Amounts represent fees earned during 2017 under our Non-Employee Director Compensation Policy.
(2)	Amount represents the aggregate grant date fair value for the option awards identified, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
(3)	Amount paid pursuant to a consulting agreement between the Company and Dr. Verdine.
(4)	Amount paid as a fee for the provision of scientific advisory services to Wave Life Sciences Japan, Inc., or Wave Japan, our wholly owned subsidiary, and reflects the converted to U.S. dollar value of ¥2,935,000 at an average conversion rate for 2017 of 112.50 yen per U.S. dollar.

The following is a description of the standard compensation arrangements under which our directors are compensated for their service as directors, including as members of the various committees of our Board of Directors. At the 2017 Annual General Meeting, our shareholders approved a compensation policy for our non-employee directors, or the Non-Employee Director Compensation Policy, which remains in effect through the date on which our 2018 Annual General Meeting of Shareholders is held at which time we will be required under Singapore law to ask our shareholders to approve next year’s director compensation. Our non-employee directors are entitled to receive the following compensation under the Non-Employee Director Compensation Policy:

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our ordinary shares as of April 2, 2018 for (i) the executive officers named in the Summary Compensation Table appearing elsewhere in this Amendment, (ii) each of our directors and director nominees, (iii) all of our current directors and executive officers as a group and (iv) each shareholder known by us to own beneficially more than 5% of our ordinary shares. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem ordinary shares that may be acquired by an individual or group within 60 days of April 2, 2018 pursuant to the exercise of options and the conversion of our outstanding Series A preferred shares into ordinary shares to be outstanding for the purpose of computing the percentage ownership of such individual or group, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all ordinary shares shown to be beneficially owned by them based on information provided to us by these shareholders. Percentage ownership is based on 29,090,229 ordinary shares outstanding on April 2, 2018.

	Ordinary Shares Beneficially Owned
Name	Shares	Percent
5% Beneficial Owners
RA Capital Management, LLC(1)	7,512,049	25.8%
Shin Nippon Biomedical Laboratories, Ltd.(2)	5,885,478	17.8%
Kagoshima Sinsangyo Sousei Investment Limited Partnership(3)	2,494,865	8.6%
Redmile Group, LLC(4)	2,209,107	7.6%
Pfizer Inc.(5)	1,875,000	6.4%
T. Rowe Price Associates, Inc.(6)	1,726,956	5.9%
Directors and Named Executive Officers
Paul B. Bolno, M.D.(7)	857,941	2.9%
Christopher Francis, Ph.D.(8)	144,509	*
Chandra Vargeese, Ph.D.(8)	223,570	*
Christian Henry(8)	5,999	*
Peter Kolchinsky, Ph.D.(9)	7,521,049	25.8%
Koji Miura(8)	9,000	*
Adrian Rawcliffe(8)	5,249	*
Ken Takanashi(10)	5,894,478	17.9%
Gregory L. Verdine, Ph.D.(11)	616,842	2.1%
All directors and executive officers as a group (11 individuals)(12)	15,375,953	44.3%

*	Represents less than 1% of ordinary shares outstanding on April 2, 2018.
(1)	Based on information reported by RA Capital Management, LLC, or RA Capital, on Schedule 13D/A filed with the SEC on November 15, 2017. Such shares are held by RA Capital Healthcare Fund, L.P., or the Fund, and in a separately managed account, or the Account. RA Capital is the general partner of the Fund and serves as investment advisor for the Account. Peter Kolchinsky, Ph.D., a member of our Board of Directors, is the manager of RA Capital. RA Capital and Dr. Kolchinsky share voting and dispositive power with respect to such shares and may be deemed to beneficially own such shares. The address of RA Capital is 20 Park Plaza, Suite 1200, Boston, MA 02116.
(2)	Based on information reported by Shin Nippon Biomedical Laboratories, Ltd., or SNBL, on Schedule 13D/A filed with the SEC on April 26, 2018. Consists of (i) 1,697,467 ordinary shares held by SNBL; (ii) 286,663 ordinary shares held by SNBL USA, Ltd., or SNBL USA; (iii) 1,801,348 Series A preferred shares held by SNBL; and (iv) 2,100,000 Series A preferred shares held by SNBL USA. The Series A preferred shares can be converted at any time on a one-for-one basis into ordinary shares at the discretion of the holder. SNBL USA has pledged 286,663 ordinary shares for the benefit of The Kagoshima Bank, Ltd., or Kagoshima Bank, in order to secure the obligations of SNBL under a loan agreement, dated December 28, 2016, between SNBL and Kagoshima Bank. SNBL has pledged 915,464 ordinary shares for the benefit of Kagoshima Bank in order to secure the obligations of SNBL under a loan agreement, dated September 23, 2016, between SNBL and Kagoshima Bank. SNBL has pledged 720,063 ordinary shares for the benefit of Kagoshima Bank and certain other lenders in order to secure the obligations of SNBL under a loan agreement, dated September 15, 2017, between SNBL, Kagoshima Bank and certain other lenders. Ken Takanashi, a member of our Board of Directors, is a director and executive officer of SNBL and a director of SNBL USA. SNBL and Mr. Takanashi share voting and dispositive power with respect to such shares and may be deemed to beneficially own such shares. The address of SNBL is St. Luke’s Tower 12F, 8-1, Akashi-cho, Chuo-ku, Tokyo 104-0044, Japan.

(3)	Based on information reported by Kagoshima Shinsangyo Sousei Investment Limited Partnership, or KSS, on Schedule 13D/A filed with the SEC on March 22, 2018. Kagoshima Development Co. Ltd., or Kagoshima Development, is the general partner of KSS. KSS and Kagoshima Development share voting and dispositive power with respect to such shares, and Kagoshima Development may be deemed to beneficially own such shares. The address of KSS is 1-10 Yamanokuchi-cho, Kagoshima City, Kagoshima, 892-0844, Japan.
(4)	Based on information reported by Redmile Group, LLC on Schedule 13G filed with the SEC on February 14, 2018, such shares are held by Redmile Group, LLC or its direct or indirect subsidiaries. Jeremy C. Green is managing member of Redmile Group, LLC and may be deemed to beneficially own such shares. The address of Redmile Group, LLC is One Letterman Drive, Building D, Suite D3-300, San Francisco, CA 94129.
(5)	Based on information reported by Pfizer Inc., on Schedule 13G filed with the SEC on May 12, 2016. Such shares are held by C.P. Pharmaceuticals International C.V., or the Shareholder, a Netherlands limited partnership. Pfizer Production LLC and Pfizer Manufacturing LLC, or the General Partners, are the general partners for C.P. Pharmaceuticals International C.V. Pfizer Inc. may be deemed to have beneficial ownership over such shares since the Shareholder and the General Partners are indirect wholly-owned subsidiaries of Pfizer Inc. The General Partners may be deemed to have beneficial ownership over such shares as the general partners of the Shareholder. The address of Pfizer Inc., the General Partners and the Shareholder is 235 E. 42nd Street, New York, NY 10017.
(6)	Based on information reported by T. Rowe Price Associates, Inc., or T. Rowe Price, on Schedule 13G filed with the SEC on February 14, 2018. T. Rowe Price does not serve as custodian of the assets of any of its clients. Accordingly, in each instance only the client or the client’s custodian or trustee bank has the right to receive dividends paid with respect to, and proceeds from the sale of, such securities. The ultimate power to direct the receipt of dividends paid with respect to, and the proceeds from the sale of, such securities, is vested in the individual and institutional clients which T. Rowe Price serves as investment adviser. Any and all discretionary authority which has been delegated to T. Rowe Price may be revoked in whole or in part at any time. The address of T. Rowe Price is 100 E. Pratt Street, Baltimore, MD 21202.
(7)	Consists of (i) 190,856 ordinary shares held by Dr. Bolno and (ii) 667,085 ordinary shares underlying options exercisable within 60 days of April 2, 2018.
(8)	Consists of ordinary shares underlying options exercisable within 60 days of April 2, 2018.
(9)	See Footnote (1) above. Also consists of 9,000 ordinary shares underlying options exercisable within 60 days of April 2, 2018.
(10)	See Footnote (2) above. Also consists of 9,000 ordinary shares underlying options exercisable within 60 days of April 2, 2018 held by Mr. Takanashi.
(11)	Consists of (i) 75,039 ordinary shares held by Dr. Verdine, and (ii) 541,803 ordinary shares underlying options exercisable within 60 days of April 2, 2018.
(12)	Consists of (i) 1,712,531 ordinary shares underlying options exercisable within 60 days of April 2, 2018, held by our directors and executive officers, (ii) 9,762,074 ordinary shares beneficially owned by our directors and executive officers and entities affiliated with certain of our directors and (iii) 3,901,348 Series A preferred shares, which can be converted at any time on a one-for-one basis into ordinary shares at the discretion of the holder, held by an entity affiliated with one of our directors.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to our 2014 Equity Incentive Plan, which was our only equity compensation plan in effect as of December 31, 2017.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	3,921,589	(1)	$12.69	(2)	1,716,110
Equity compensation plans not approved by security holders	—		—		—
Total	3,921,589	(1)	$12.69	(2)	1,716,110

(1)	Consists of options to purchase 3,767,130 shares of our common stock outstanding under the 2014 Equity Incentive Plan and 154,459 shares of our common stock subject to RSUs outstanding under the 2014 Equity Incentive Plan.
(2)	Reflects the weighted average exercise price of the options to purchase 3,767,130 shares of our common stock outstanding under the 2014 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following includes a summary of transactions since January 1, 2017 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our ordinary shares, on an as-converted basis, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described in Item 11, “Executive Compensation.” We refer to such transactions as “related party transactions” and such persons as “related parties.” With the approval of our Board of Directors, we have engaged in the related party transactions described below.

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

Registration Rights

Registration Rights Under Our Investors’ Rights Agreement

As of April 2, 2018, the holders of approximately 7.3 million of our ordinary shares are entitled to rights with respect to the registration of these shares under the Securities Act pursuant to the terms of the Investors’ Rights Agreement dated as of August 14, 2015 between us and the holders of these shares. The rights include demand registration rights, Form S-3 registration rights and piggyback registration rights. We are generally required to bear all registration expenses incurred in connection with the demand, Form S-3 and piggyback registrations described below, other than underwriting commissions and discounts, and will pay the reasonable fees and expenses, not to exceed $25,000, of one special counsel to represent all participating shareholders in a registration. The holders of registration rights as of April 2, 2018 under the Investors’ Rights Agreement include the following related parties:

Name	Securities
Entities affiliated with Shin Nippon Biomedical Laboratories, Ltd.(1)	1,859,130
Entities affiliated with RA Capital Healthcare Fund, L.P.(2)	5,213,651

Gregory L. Verdine, Ph.D.	75,039

Name	Securities
Paul B. Bolno, M.D.	190,856

(1)	Consists of (i) 1,697,467 ordinary shares held by SNBL and (ii) 161,663 ordinary shares held by SNBL USA, an affiliate of SNBL.
(2)	Consists of (i) 5,012,057 ordinary shares held by RA Capital and (ii) 201,594 shares held in a separately managed account for which RA Capital Management, LLC, the general partner of RA Capital, is investment advisor.

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

Consulting Agreement with Gregory L. Verdine, Ph.D.

Gregory L. Verdine, Ph.D., a member of our Board of Directors, entered into a consulting agreement with Wave Life Sciences USA, Inc., or Wave USA, our wholly owned subsidiary, dated as of April 1, 2012, pursuant to which Dr. Verdine serves as a scientific advisor. The consulting agreement does not have a specified term and may be terminated by either party upon 14 days’ prior written notice. Wave USA pays Dr. Verdine $12,500 per month and, in 2017, Dr. Verdine was paid an aggregate of $150,000 under this agreement.

Scientific Advisory Arrangement with Takeshi Wada, Ph.D.

Takeshi Wada, Ph.D., elected to step down from our Board of Directors, effective January 31, 2017, and is continuing to work with us as a scientific advisor. During 2017, Dr. Wada continued to provide scientific advisory services to Wave Life Sciences Japan, Inc., our wholly-owned subsidiary. In January 2017, he was compensated under a pre-existing arrangement that entitled him to ¥250,000 per month, which amounted to approximately $2,000 per month. For the remainder of 2017, Dr. Wada was compensated under a new scientific advisory services agreement, which entitled him to ¥335,000 per month, and amounted to approximately $3,000 per month. In 2017, we paid Dr. Wada approximately $26,290 in the aggregate for these scientific advisory services.

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

In addition, pursuant to the terms of certain service agreements we have with SNBL, in 2017, we paid SNBL $0.5 million for contract research services provided to us and our affiliates.

Banking Relationship with KSS

Masaharu Tanaka, a member of our Board of Directors through August 2017, served as the President of Kagoshima Development Co. Ltd., the general partner of KSS, from June 2014 to March 2017. We maintained depository accounts at Kagoshima Bank, Ltd. during 2017, an affiliate of KSS, where we held certain of our cash balances. These accounts were closed in 2018. During the year ended December 31, 2017, we had end-of-quarter cash balances of up to approximately $127 thousand in these depository accounts.

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

Under the terms of the Pfizer Agreements, Pfizer paid us $40.0 million upfront, $30.0 million of which was in the form of an equity investment in our ordinary shares. Subject to option exercises by Pfizer, assuming five potential products are successfully developed and commercialized, we may earn potential research, development and commercial milestone payments, plus royalties, tiered up to low double-digits, on sales of any products that may result from the collaboration pursuant to the Pfizer Collaboration Agreement.

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

DIRECTOR INDEPENDENCE

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board has determined that the following members of the Board are “independent directors” as defined by the Nasdaq Stock Market: Dr. Kolchinsky and Messrs. Henry, Miura, Rawcliffe, and Takanashi.

Item 14.	Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by KPMG LLP, our independent registered public accountant firm, for the services described in the table.

	2017	2016
Audit fees(1)	$1,143,931	$633,671
Audit-related fees(2)	—	—
Tax fees(2)	—	—
All other fees(2)	—	—

(1)	Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits and the provision of consents in connection with the filing of registration statements and related amendments, as well as other filings.
(2)	There were no audit-related, tax or other fees in 2016 or 2017.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Item 15(a).	The documents listed below are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A.

Item 15(a)(1) and (2).	See Index to Consolidated Financial Statements on page F-1 of the Original 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3).	Exhibits: The exhibits listed below are filed with, or incorporated by reference in, this Amendment.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Constitution (formerly known as Memorandum of Association and Articles of Association)		Amendment No. 5 to Form S-1 (Exhibit 3.2)	11/10/2015	333-207379

4.1	Form of Specimen Ordinary Share Certificate		Amendment No. 3 to Form S-1 (Exhibit 4.1)	11/06/2015	333-207379

4.2	Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of August 14, 2015		Form S-1 (Exhibit 4.2)	10/09/2015	333-207379

4.3†	Share Purchase Agreement by and between the Registrant and C.P. Pharmaceuticals International C.V., dated as of May 5, 2016		Form10-Q (Exhibit 10.2)	08/15/2016	001-37627

Lease Agreements

10.1	Lease Agreement by and among Harvard Real Estate—Allston, Inc., Shin Nippon Biomedical Laboratories Ltd., dated June 25, 2009		Form S-1 (Exhibit 10.2)	10/09/2015	333-207379

10.2	Commercial Lease Agreement by and among SNBL USA, Ltd. and Ontorii, Inc. (now Wave Life Sciences USA, Inc.), dated as of January 1, 2010		Form S-1 (Exhibit 10.4)	10/09/2015	333-207379

10.3	Consent to Office Space Sublease by and among SNBL USA, Ltd, Ontorii, Inc. (now Wave Life Sciences USA, Inc.) and Harvard Real Estate—Allston, Inc., dated as of January 1, 2010		Form S-1 (Exhibit 10.3)	10/09/2015	333-207379

10.4	Amendment 1 to the Commercial Lease Agreement by and between SNBL USA, Ltd. and Ontorii, Inc. (now Wave Life Sciences USA, Inc.), dated as of July 1, 2011		Form S-1 (Exhibit 10.5)	10/09/2015	333-207379

10.5	Lease Agreement by and between the Registrant and King 733 Concord LLC, dated as of April 6, 2015		Form S-1 (Exhibit 10.7)	10/09/2015	333-207379

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.6	Lease Agreement by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of September 26, 2016.		Form 8-K (Exhibit 10.1)	09/27/2016	001-37627

10.7	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of December 31, 2016		Form 8-K (Exhibit 10.1)	01/06/2017	001-37627

Collaboration and License Agreements

10.8†	Co-Exclusive License Agreement by and between the Registrant and Max-Planck-Innovation GmbH, dated as of June 8, 2015		Form S-1 (Exhibit 10.10)	10/09/2015	333-207379

10.9.1†	Research, License and Option Agreement by and between the Registrant and Pfizer Inc., dated as of May 5, 2016		Form10-Q (Exhibit 10.1)	08/15/2016	001-37627

10.9.2	Amendment No. 1 to Research, License and Option Agreement by and between the Registrant and Pfizer Inc., dated as of November 5, 2017		Form 10-K (Exhibit 10.9.2)	03/12/2018	001-37627

Agreements with Executive Officers and Directors

10.10+	Form of Deed of Indemnity by and between the Registrant and each of its directors and certain of its officers		Form S-1 (Exhibit 10.11)	10/09/2015	333-207379

10.11+	Employment Agreement by and between the Registrant and Paul B. Bolno, M.D., dated as of December 12, 2013		Form S-1 (Exhibit 10.12)	10/09/2015	333-207379

10.12+	Offer Letter by and between the Registrant and Chandra Vargeese, Ph.D., dated as of July 2, 2014		Form S-1 (Exhibit 10.14)	10/09/2015	333-207379

10.13+	Offer Letter by and between the Registrant and Christopher Francis, Ph.D., dated as of March 10, 2014		Form S-1 (Exhibit 10.15)	10/09/2015	333-207379

10.14+	Employment Agreement between the Registrant and Michael Panzara, M.D. dated as of July 11, 2016		Form 10-Q (Exhibit 10.4)	11/09/2016	001-37627

10.15+	Employment Agreement between the Registrant and Keith C. Regnante dated as of August 16, 2016		Form 10-Q (Exhibit 10.5)	11/09/2016	001-37627

10.16+	Non-Employee Director Compensation Policy effective as of November 10, 2016.		Form 8-K (Exhibit 10.1)	11/10/2016	001-37627

10.17+	Consulting Agreement by and between Ontorii, Inc. (now Wave Life Sciences USA, Inc.) and Gregory Verdine, dated as of April 1, 2012		Form S-1 (Exhibit 10.16)	10/09/2015	333-207379

10.18+	Nominee Director Fee Agreement by and between the Registrant and Miura & Associates Management Consultants Pte. Ltd., dated as of October 23, 2012		Form S-1 (Exhibit 10.17)	10/09/2015	333-207379

Equity and Other Compensation Plans

10.19+	Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended		Form 10-Q (Exhibit 10.1)	11/09/2017	001-37627

10.20+	Form of Non-qualified Share Option Agreement under the 2014 Equity Incentive Plan, as amended		Form 10-Q (Exhibit 10.2)	11/09/2017	001-37627

10.21+	Form of Incentive Share Option Agreement under the 2014 Equity Incentive Plan, as amended		Form 10-Q (Exhibit 10.3)	11/09/2017	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.22+	Form of Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, as amended		Form 10-Q (Exhibit 10.4)	11/09/2017	001-37627

10.23+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Incentive Plan, as amended		Form 10-Q (Exhibit 10.5)	11/09/2017	001-37627

21.1	List of Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	03/12/2018	001-37627

23.1	Consent of Independent Registered Public Accounting Firm		Form 10-K (Exhibit 23.1)	03/12/2018	001-37627

24.1	Power of Attorney (included on signature page to the Original 10-K)

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)	X

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)	X

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer.		Form 10-K (Exhibit 32)	03/12/2018	001-37627

101.INS	XBRL Instance Document		Form 10-K (Exhibit 101.INS)	03/12/2018	001-37627

101.SCH	XBRL Taxonomy Extension Schema Document		Form 10-K (Exhibit 101.SCH)	03/12/2018	001-37627

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Form 10-K (Exhibit 101.CAL)	03/12/2018	001-37627

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Form 10-K (Exhibit 101.DEF)	03/12/2018	001-37627

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Form 10-K (Exhibit 101.LAB)	03/12/2018	001-37627

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Form 10-K (Exhibit 101.PRE)	03/12/2018	001-37627

(+)	Indicates management contract or compensatory plan or arrangement.
(†)	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Wave Life Sciences Ltd.

Date: April 27, 2018	By:	/s/ Paul B. Bolno, M.D.
Paul B. Bolno, M.D.
President and Chief Executive Officer