Form 10-K/A
period 2017-12-31
Wave Life Sciences Ltd.
filed 2018-05-09
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

The number of outstanding ordinary shares of the registrant as of May 1, 2018 was 29,105,452.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Wave Life Sciences Ltd. (the “Company,” “we,” “our,” “us” or “Wave”) for the fiscal year ended December 31, 2017, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2018 (the “Original 10-K”), and as amended by Amendment No. 1 on Form 10-K/A filed on April 27, 2018 (“Amendment No. 1”). Amendment No. 1 was filed solely to include information required by Part III of the Annual Report on Form 10-K that was intentionally omitted from Part III of the Original 10-K (the “Amended Form 10-K”).

The sole purpose of this Amendment is for KPMG LLP (“KPMG”) to update and clarify its Report of Independent Registered Public Accounting Firm (the “Audit Report”) that was included in our Original 10-K. KPMG requested that we file this Amendment to insert the following in its Audit Report to clarify that KPMG was not required to, and did not, audit Wave’s internal control over financial reporting: “The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.” KPMG inadvertently omitted these three sentences from the previously filed Audit Report.

KPMG’s update to its Audit Report does not in any way affect KPMG’s unqualified opinion or otherwise change any of the conclusions expressed by KPMG in the Audit Report, or any disclosures in Part II, Item 8 or Part IV, Item 15 of the Original 10-K.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have included the entire text of Part II, Item 8 in this Amendment. In addition, we have included Part IV, Item 15 in this Amendment to reflect a new consent of KPMG and new certifications by our principal executive officer and principal financial officer under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002; however, paragraphs 4 and 5 of the certifications under Section 302 of the Sarbanes-Oxley Act of 2002 have been omitted because this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K.

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K and Amendment No. 1 continue to speak as of the dates described in the Original 10-K and Amendment No. 1, respectively, and this Amendment speaks as of the filing date of the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original 10-K, as information in such filings may update or supersede certain information contained in this Amendment. As used in this Amendment, unless otherwise stated or the context otherwise indicates, references to “Wave,” the “Company,” “we,” “our,” “us” or similar terms refer to Wave Life Sciences Ltd. and our wholly owned subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Amendment, such statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about our ability to fund our working capital requirements; our success, cost and timing of our product development activities and clinical trials; the timing of and our ability to obtain and maintain regulatory approvals for any of our product candidates; our ability to identify and develop new product candidates; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy; our ability to develop sales and marketing capabilities; our estimates regarding future expenses and needs for additional financing; our ability to identify, recruit and retain key personnel; our financial performance; and developments and projections relating to our competitors in the industry. You should refer to the “Risk Factors” section in the Original 10-K and in our other filings with the Securities and Exchange Commission for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Amendment will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, these statements should not be regarded as representations or warranties by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

WAVE LIFE SCIENCES LTD.

FORM 10-K/A

PART II

Item 8.	Financial Statements and Supplementary Data

The information required by this Item 8 is included at the end of this Amendment No. 2 to Annual Report on Form 10-K/A beginning on page F-1.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Item 15(a).	The documents listed below are filed as part of this Amendment.

Item 15(a)(1) and (2).	See Index to Consolidated Financial Statements on page F-1 of this Amendment. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3).	Exhibits: The exhibits listed below are filed with, or incorporated by reference in, this Amendment.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Constitution (formerly known as Memorandum of Association and Articles of Association)		Amendment No. 5 to Form S-1 (Exhibit 3.2)	11/10/2015	333-207379

4.1	Form of Specimen Ordinary Share Certificate		Amendment No. 3 to Form S-1 (Exhibit 4.1)	11/06/2015	333-207379

4.2	Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of August 14, 2015		Form S-1 (Exhibit 4.2)	10/09/2015	333-207379

4.3†	Share Purchase Agreement by and between the Registrant and C.P. Pharmaceuticals International C.V., dated as of May 5, 2016		Form 10-Q (Exhibit 10.2)	08/15/2016	001-37627

Lease Agreements

10.1	Lease Agreement by and among Harvard Real Estate—Allston, Inc., Shin Nippon Biomedical Laboratories Ltd., dated June 25, 2009		Form S-1 (Exhibit 10.2)	10/09/2015	333-207379

10.2	Commercial Lease Agreement by and among SNBL USA, Ltd. and Ontorii, Inc. (now Wave Life Sciences USA, Inc.), dated as of January 1, 2010		Form S-1 (Exhibit 10.4)	10/09/2015	333-207379

10.3	Consent to Office Space Sublease by and among SNBL USA, Ltd, Ontorii, Inc. (now Wave Life Sciences USA, Inc.) and Harvard Real Estate—Allston, Inc., dated as of January 1, 2010		Form S-1 (Exhibit 10.3)	10/09/2015	333-207379

10.4	Amendment 1 to the Commercial Lease Agreement by and between SNBL USA, Ltd. and Ontorii, Inc. (now Wave Life Sciences USA, Inc.), dated as of July 1, 2011		Form S-1 (Exhibit 10.5)	10/09/2015	333-207379

10.5	Lease Agreement by and between the Registrant and King 733 Concord LLC, dated as of April 6, 2015		Form S-1 (Exhibit 10.7)	10/09/2015	333-207379

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.6	Lease Agreement by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of September 26, 2016.		Form 8-K (Exhibit 10.1)	09/27/2016	001-37627

10.7	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of December 31, 2016		Form 8-K (Exhibit 10.1)	01/06/2017	001-37627

Collaboration and License Agreements

10.8†	Co-Exclusive License Agreement by and between the Registrant and Max-Planck-Innovation GmbH, dated as of June 8, 2015		Form S-1 (Exhibit 10.10)	10/09/2015	333-207379

10.9.1†	Research, License and Option Agreement by and between the Registrant and Pfizer Inc., dated as of May 5, 2016		Form10-Q (Exhibit 10.1)	08/15/2016	001-37627

10.9.2	Amendment No. 1 to Research, License and Option Agreement by and between the Registrant and Pfizer Inc., dated as of November 5, 2017		Form 10-K (Exhibit 10.9.2)	03/12/2018	001-37627

Agreements with Executive Officers and Directors

10.10+	Form of Deed of Indemnity by and between the Registrant and each of its directors and certain of its officers		Form S-1 (Exhibit 10.11)	10/09/2015	333-207379

10.11+	Employment Agreement by and between the Registrant and Paul B. Bolno, M.D., dated as of December 12, 2013		Form S-1 (Exhibit 10.12)	10/09/2015	333-207379

10.12+	Offer Letter by and between the Registrant and Chandra Vargeese, Ph.D., dated as of July 2, 2014		Form S-1 (Exhibit 10.14)	10/09/2015	333-207379

10.13+	Offer Letter by and between the Registrant and Christopher Francis, Ph.D., dated as of March 10, 2014		Form S-1 (Exhibit 10.15)	10/09/2015	333-207379

10.14+	Employment Agreement between the Registrant and Michael Panzara, M.D. dated as of July 11, 2016		Form 10-Q (Exhibit 10.4)	11/09/2016	001-37627

10.15+	Employment Agreement between the Registrant and Keith C. Regnante dated as of August 16, 2016		Form 10-Q (Exhibit 10.5)	11/09/2016	001-37627

10.16+	Non-Employee Director Compensation Policy effective as of November 10, 2016.		Form 8-K (Exhibit 10.1)	11/10/2016	001-37627

10.17+	Consulting Agreement by and between Ontorii, Inc. (now Wave Life Sciences USA, Inc.) and Gregory Verdine, dated as of April 1, 2012		Form S-1 (Exhibit 10.16)	10/09/2015	333-207379

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.18+	Nominee Director Fee Agreement by and between the Registrant and Miura & Associates Management Consultants Pte. Ltd., dated as of October 23, 2012		Form S-1 (Exhibit 10.17)	10/09/2015	333-207379

Equity and Other Compensation Plans

10.19+	Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended		Form 10-Q (Exhibit 10.1)	11/09/2017	001-37627

10.20+	Form of Non-qualified Share Option Agreement under the 2014 Equity Incentive Plan, as amended		Form 10-Q (Exhibit 10.2)	11/09/2017	001-37627

10.21+	Form of Incentive Share Option Agreement under the 2014 Equity Incentive Plan, as amended		Form 10-Q (Exhibit 10.3)	11/09/2017	001-37627

10.22+	Form of Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, as amended		Form 10-Q (Exhibit 10.4)	11/09/2017	001-37627

10.23+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Incentive Plan, as amended		Form 10-Q (Exhibit 10.5)	11/09/2017	001-37627

21.1	List of Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	03/12/2018	001-37627

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included on signature page to the Original 10-K)

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)	X

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer.	X

101.INS	XBRL Instance Document		Form 10-K (Exhibit 101.INS)	03/12/2018	001-37627

101.SCH	XBRL Taxonomy Extension Schema Document		Form 10-K (Exhibit 101.SCH)	03/12/2018	001-37627

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Form 10-K (Exhibit 101.CAL)	03/12/2018	001-37627

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Form 10-K (Exhibit 101.DEF)	03/12/2018	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		Form 10-K (Exhibit 101.LAB)	03/12/2018	001-37627

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		Form 10-K (Exhibit 101.PRE)	03/12/2018	001-37627

(*)	The certification attached as Exhibit 32 that accompanies this Amendment is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Wave Life Sciences Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K/A, irrespective of any general incorporation language contained in such filing.
(+)	Indicates management contract or compensatory plan or arrangement.
(†)	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Wave Life Sciences Ltd.

Date: May 9, 2018	By:	/s/ Paul B. Bolno, M.D.
Paul B. Bolno, M.D.
President and Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Wave Life Sciences Ltd.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wave Life Sciences Ltd. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, Series A preferred shares and shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A Preferred Shares		Series B Preferred Shares		Series A Preferred Shares		Ordinary Shares		Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	—	$—	—	$—	3,901,348	$7,874	4,263,472	$9,973	$—	$56	$(15,876)	$2,027
Issuance of ordinary shares, net of issuance costs of $169	—	—	—	—	—	—	4,769,077	11,631	—	—	—	11,631
Share-based compensation	—	—	—	—	—	—	190,856	842	3,182	—	—	4,024
Issuance of Series B preferred, net of issuance costs of $3,468	—	—	5,334,892	62,532	—	—	—	—	—	—	—	—
Reclassification of Series A preferred shares	3,901,348	7,874	—	—	(3,901,348)	(7,874)	—	—	—	—	—	(7,874)
Issuance of ordinary shares upon initial public offering, net of issuance costs of $3,702	—	—	—	—	—	—	6,993,126	100,366	—	—	—	100,366
Conversion of Series B preferred shares into ordinary shares upon initial public offering	—	—	(5,334,892)	(62,532)	—	—	5,334,892	62,532	—	—	—	62,532
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	—	—	—	—	(19,200)	(19,200)

Balance at December 31, 2015	3,901,348	$7,874	—	$—	—	$—	21,551,423	$185,344	$3,182	$41	$(35,076)	$153,491

Issuance of ordinary shares	—	—	—	—	—	—	1,875,000	30,000	—	—	—	30,000
Share-based compensation	—	—	—	—	—	—	—	—	6,847	—	—	6,847
Option exercises	—	—	—	—	—	—	75,746	258	—	—	—	258
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(332)	—	(332)
Net loss	—	—	—	—	—	—	—	—	—	—	(55,401)	(55,401)

Balance at December 31, 2016	3,901,348	$7,874	—	$—	—	$—	23,502,169	$215,602	$10,029	$(291)	$(90,477)	$134,863

Issuance of ordinary shares, net of issuance costs of $491	—	—	—	—	—	—	4,166,667	93,509	—	—	—	93,509
Share-based compensation	—	—	—	—	—	—	—	—	12,143	—	—	12,143
Vesting of RSUs	—	—	—	—	—	—	22,750	—	—	—	—	—
Option exercises	—	—	—	—	—	—	137,493	927	—	—	—	927
Other comprehensive loss	—	—	—	—	—	—	—	—	—	407	—	407
Net loss	—	—	—	—	—	—	—	—	—	—	(102,035)	(102,035)

Balance at December 31, 2017	3,901,348	$7,874	—	$—	—	$—	27,829,079	$310,038	$22,172	$116	$(192,512)	$139,814

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

Pursuant to the accounting guidance in ASC 605-25, the Company evaluates multiple-element arrangements to determine (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires the Company to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that the delivered item has value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. In assessing whether an item has standalone value, the Company considers factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can use a deliverable for its intended purpose without the receipt of the remaining deliverable, whether the value of the deliverable is dependent on the undelivered item and whether there are other vendors that can provide the undelivered items.

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

Because there is no discernible pattern of performance given the nature of the research and development efforts, the Company recognizes the allocated revenue for each deliverable under the Pfizer Collaboration Agreement on a straight-line basis over the period the Company is expected to complete its performance obligations for each deliverable, or unit of accounting. For the first two Pfizer Programs, this period is expected to be from the initiation date of the Pfizer Collaboration Agreement, which was May 5, 2016, and for the other Pfizer Programs, the period is expected to be from the date that work commences on those programs through the earlier of (a) the termination of the research and development performance obligations under the Pfizer Collaboration Agreement, which is May 5, 2020 (the “Research Term”), or (b) the estimated date the Company expects to meet its research and development performance obligations under the Pfizer Collaboration Agreement. Given the uncertainty as to when the research and development performance obligations will be completed, the Company has used the Research Term for purposes of applying the straight-line method for revenue recognition for the year ended December 31, 2017.

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