Form 10-Q
period 2018-06-30
Wave Life Sciences Ltd.
filed 2018-08-09
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of outstanding ordinary shares of the registrant as of August 1, 2018 was 29,320,267.

WAVE LIFE SCIENCES LTD.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$241,431	$142,503
Current portion of accounts receivable	15,000	1,000
Prepaid expenses and other current assets	11,243	6,985
Total current assets	267,674	150,488
Long-term assets:
Accounts receivable, net of current portion	50,000	—
Property and equipment, net	32,384	27,334
Restricted cash	3,616	3,610
Other assets	69	411
Total long-term assets	86,069	31,355
Total assets	$353,743	$181,843
Liabilities, Series A preferred shares and shareholders’ equity
Current liabilities:
Accounts payable	$7,151	$7,598
Accrued expenses and other current liabilities	8,494	8,898
Current portion of capital lease obligation	—	16
Current portion of deferred rent	80	60
Current portion of deferred revenue	27,294	1,275
Current portion of lease incentive obligation	762	344
Total current liabilities	43,781	18,191
Long-term liabilities:
Deferred rent, net of current portion	4,864	4,214
Deferred revenue, net of current portion	149,921	7,241
Lease incentive obligation, net of current portion	6,474	3,094
Other liabilities	1,533	1,619
Total long-term liabilities	162,792	16,168
Total liabilities	$206,573	$34,359
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at June 30, 2018 and December 31, 2017	$7,874	$7,874
Shareholders’ equity:
Ordinary shares, no par value; 29,293,350 and 27,829,079 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	$373,151	$310,038
Additional paid-in capital	30,147	22,172
Accumulated other comprehensive income	201	116
Accumulated deficit	(264,203)	(192,716)
Total shareholders’ equity	$139,296	$139,610
Total liabilities, Series A preferred shares and shareholders’ equity	$353,743	$181,843

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$4,879	$1,097	$6,301	$1,480
Operating expenses:
Research and development	32,547	19,103	61,743	33,843
General and administrative	8,905	6,667	16,906	12,517
Total operating expenses	41,452	25,770	78,649	46,360
Loss from operations	(36,573)	(24,673)	(72,348)	(44,880)
Other income (expense), net:
Dividend income	934	482	1,290	772
Interest income (expense), net	4	1	11	4
Other income (expense), net	(259)	(64)	84	(136)
Total other income (expense), net	679	419	1,385	640
Loss before income taxes	(35,894)	(24,254)	(70,963)	(44,240)
Income tax provision	—	(343)	(172)	(1,453)
Net loss	$(35,894)	$(24,597)	$(71,135)	$(45,693)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(1.23)	$(0.91)	$(2.49)	$(1.81)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	29,144,466	26,899,058	28,535,149	25,224,725

Other comprehensive income (loss):
Foreign currency translation	$36	$3	$85	$18
Comprehensive loss	$(35,858)	$(24,594)	$(71,050)	$(45,675)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(71,135)	$(45,693)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of lease incentive obligation	(269)	(66)
Depreciation of property and equipment	2,409	671
Share-based compensation expense	7,975	5,966
Loss on disposal of property and equipment	54	—
Deferred rent	670	2,184
Deferred income taxes	—	132
Changes in operating assets and liabilities:
Accounts receivable	(64,000)	—
Prepaid expenses and other current assets	(4,258)	(2,343)
Other non-current assets	(10)	—
Accounts payable	(312)	1,685
Accrued expenses and other current liabilities	(769)	164
Deferred revenue	168,699	(1,480)
Other non-current liabilities	(86)	1,274
Net cash provided by (used in) operating activities	38,968	(37,506)
Cash flows from investing activities
Purchases of property and equipment	(3,086)	(9,202)
Net cash used in investing activities	(3,086)	(9,202)
Cash flows from financing activities
Proceeds from issuance of ordinary shares, net of offering costs	60,000	93,514
Payments on capital lease obligation	(16)	(31)
Proceeds from the exercise of share options	3,113	243
Net cash provided by financing activities	63,097	93,726
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(45)	88
Net increase in cash, cash equivalents and restricted cash	98,934	47,106
Cash, cash equivalents and restricted cash, beginning of period	146,113	153,894
Cash, cash equivalents and restricted cash, end of period	$245,047	$201,000
Supplemental disclosure of cash flow information:
Cash paid for taxes, net of refunds	$422	$200
Property and equipment purchases in accounts payable and accrued expenses at period end	$555	$2,987
Tenant improvements paid for by the landlord during the period	$1,233	$2,366
Tenant improvements to be reimbursed by the landlord	$3,674	$—

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

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2018, as amended (the “2017 Annual Report on Form 10-K”), have had no material changes during the three and six months ended June 30, 2018, other than the Company’s adoption of ASC 606 (as defined below) which is discussed in detail in this note.

Unaudited Interim Financial Data

The accompanying interim consolidated balance sheet as of June 30, 2018, the related interim consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017, and the related interim information contained within the notes to the consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2018 and 2017 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2018 and 2017. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or any other interim period or future year or period.

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

In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements for which the collaboration partner is also a customer, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use significant judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; and (c) the timing of satisfaction of performance obligations as a measure of progress in step (v) above. The Company uses significant judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below. The transaction price is allocated to the optional goods and services the Company expects to provide. The Company uses estimates to determine the timing of satisfaction of performance obligations.

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

Customer options:  If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. The Company evaluates the customer options for material rights, that is, the option to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the standalone selling price. As a practical alternative to estimating the standalone selling price when the goods or services are both (i) similar to the original goods and services in the contract and (ii) provided in accordance with the terms of the original contract the Company allocates the total amount of consideration expected to be received from the customer to the total goods or services expected to be provided to the customer. Amounts allocated to any material right are not recognized as revenue until the option is exercised and the performance obligation is satisfied.

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

Contract costs:  The Company recognizes as an asset the incremental costs of obtaining a contract with a customer if the costs are expected to be recovered. As a practical expedient, the Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that it otherwise would have recognized is one year or less. To date, the Company has not incurred any incremental costs of obtaining a contract with a customer.

For additional discussion of accounting for collaboration revenues, see Note 4, “Collaboration Agreements.”

Recently Issued Accounting Pronouncements

The recently issued accounting pronouncements described in the Company’s audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the 2017 Annual Report on Form 10-K, have had no material changes during the six months ended June 30, 2018, except as described below.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), which was further clarified in July 2018 when the FASB issued Accounting Standards Update No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and Accounting Standards Update No. 2018-11, Leases (Topic 842)—Targeted Improvements (“ASU 2018-11”). ASU 2016-02, ASU 2018-10 and ASU 2018-11 require a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The update includes a short-term lease exception for leases with a term of 12 months or less, in which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases, using classification criteria that are substantially similar to the previous guidance. For lessees, the recognition, measurement, and presentation of expenses and cash flows arising from a lease have not significantly changed from previous U.S. GAAP. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply, as well as transition guidance specific to nonstandard leasing transactions. ASU 2016-02, ASU 2018-10 and ASU 2018-11 are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-02, ASU 2018-10 and ASU 2018-11 on its consolidated financial statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows companies to make a one-time reclassification of the stranded tax effects (as defined by ASU 2018-02) from accumulated other comprehensive income to retained earnings as a result of the tax legislation enacted in December 2017, commonly known as the “Tax Cuts and Jobs Act” (the “Tax Act”), and requires certain disclosures about the stranded tax effects. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact that the adoption of ASU 2018-02 may have on its consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, (“ASC 605”), and creates a new topic, ASC 606, Revenue from Contracts with Customers. In 2015 and 2016, the FASB issued additional ASUs related to ASC 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, and licensing, and they include other improvements and practical expedients. The Company adopted this new standard on January 1, 2018 using the full retrospective transition method.

Impact of Adoption

As a result of adopting ASC 606 on January 1, 2018, the Company has revised its comparative financial statements for the prior year as if ASC 606 had been effective for that period. As a result, the following financial statement line items for fiscal year 2017 were affected.

Condensed Consolidated Balance Sheets
	As of December 31, 2017
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
	(in thousands)
Current portion of deferred revenue	$1,275	$2,705	$(1,430)
Deferred revenue, net of current portion	7,241	5,607	1,634
Accumulated deficit	(192,716)	(192,512)	(204)

Condensed Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended June 30, 2017
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
	(in thousands, except per share data)
Revenue	$1,097	$676	$421
Loss from operations	(24,673)	(25,094)	421
Income tax provision	(343)	(18)	(325)
Net loss	(24,597)	(24,693)	96
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.91)	$(0.92)	$0.01

	Six Months Ended June 30, 2017
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
	(in thousands, except per share data)
Revenue	$1,480	$1,352	$128
Loss from operations	$(44,880)	(45,008)	128
Income tax provision	(1,453)	(1,321)	(132)
Net loss	(45,693)	(45,689)	(4)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(1.81)	$(1.81)	$—

Condensed Consolidated Statement of Cash Flows
	Six Months Ended June 30, 2017
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
	(in thousands)
Net loss	$(45,693)	$(45,689)	$(4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	132	—	132
Changes in operating assets and liabilities:
Deferred revenue	(1,480)	(1,352)	(128)
Net cash provided by (used in) operating activities	(37,506)	(37,506)	—
Cash, cash equivalents and restricted cash, beginning of period	153,894	153,894	—
Cash, cash equivalents and restricted cash, end of period	201,000	201,000	—

The most significant changes relate to the Company’s revenue recognition pattern for the Pfizer Collaboration Agreement (as defined in Note 4) and the accounting for milestone payments.

Under ASC 605, the Company was recognizing the revenue allocated to each unit of accounting on a straight-line basis over the period the Company is expected to complete its obligations. Under ASC 606, the Company is recognizing the revenue allocated to each performance obligation measuring progress using an input method over the period the Company is expected to complete each performance obligation.

Under ASC 605, the Company recognized revenue related to milestone payments as the milestone was achieved, using the milestone method. Under ASC 606, the Company performs an assessment of the probability of milestone achievement at each reporting date and determines whether the cumulative revenue related to the milestone is at risk of significant reversal. See Note 4 for further discussion of the adoption of this standard.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that an entity explain the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents on the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2017 and is required to be adopted using a retrospective approach, with early adoption permitted. The Company adopted ASU 2016-18 effective January 1, 2018 on a retrospective basis which resulted in a change in presentation of restricted cash within the Company’s unaudited consolidated statements of cash flows.

3. SHARE-BASED COMPENSATION

The Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Plan”), authorizes the board of directors or a committee of the board of directors to grant incentive share options, non-qualified share options, share appreciation rights, restricted awards, which includes restricted shares and restricted share units (“RSUs”), and performance awards to eligible employees, consultants and directors of the Company. Options generally vest over periods of one to four years, and any options that are forfeited or cancelled are available to be granted again. The contractual life of options is generally five or ten years from the grant date. RSUs generally vest over a period of one or four years, and any RSUs that are forfeited are available to be granted again.

During the six months ended June 30, 2018, 536,420 options and 309,247 RSUs were granted to employees of the Company.

As of June 30, 2018, 890,401 ordinary shares remained available for future grant under the 2014 Plan.

4. COLLABORATION AGREEMENTS

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

The stated term of the Pfizer Collaboration Agreement commenced on May 5, 2016 and terminates on the date of the last to expire payment obligation with respect to each Pfizer Program and to each Wave Program, expires on a program-by-program basis accordingly. Pfizer may terminate its rights related to a Pfizer Program under the Pfizer Collaboration Agreement at its own convenience upon 90 days’ notice to the Company. The Company may also terminate its rights related to a Wave Program at its own convenience upon 90 days’ notice to Pfizer. The Pfizer Collaboration Agreement may also be terminated by either party in the event of an uncured material breach of the Pfizer Collaboration Agreement by the other party.

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

At the outset of the arrangement, the transaction price included only the $10.0 million up-front consideration received. The Company determined that the Pfizer Collaboration Agreement did not contain a significant financing component. The program nomination option exercise fees for research and development services associated with Programs 3, 4 and 5 that may be received are excluded from the transaction price until each customer option is exercised. The potential milestone payments were excluded from the transaction price, as all milestone amounts were fully constrained at the inception of the Pfizer Collaboration Agreement. The exercise fees for the options to obtain a license to develop, manufacture and commercialize Programs 3, 4 and 5 that may be received are excluded from the transaction price until each customer option is exercised. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, will adjust its estimate of the transaction price.

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

Revenue associated with the performance obligations relating to Programs 1 and 2 is being recognized as revenue as the research and development services are provided using an input method, according to the full-time employee (“FTE”) hours incurred on each program and the FTE hours expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over time and, in management’s judgment, this input method is the best measure of progress towards satisfying the performance obligation. The amount allocated to the three material rights will be recognized as the underlying research and development services are provided commencing from the date that Pfizer exercises each respective option, or immediately as each option expires unexercised. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s consolidated balance sheet.

Pfizer nominated the third, fourth and fifth hepatic targets in August 2016, March 2018 and April 2018, respectively. Upon each exercise, the Company allocated the transaction price amount allocated to the material right at inception of the arrangement plus the program nomination option exercise fee paid by Pfizer at the time of exercising the option to a new performance obligation, which will be recognized as revenue as the research and development services are provided using the same method as the performance obligations relating to Programs 1 and 2.

Through June 30, 2018, the Company had recognized revenue of $7.8 million as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss under the Pfizer Collaboration Agreement. During the three and six months ended June 30, 2018, the Company recognized revenue of $1.4 million and $2.8 million, respectively, under the Pfizer Collaboration Agreement. The aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligations and recorded in deferred revenue at June 30, 2018 is $10.7 million, of which $2.1 million is included in current liabilities. The Company expects to recognize this amount according to FTE hours incurred, over the remaining research term, which is 22 months as of June 2018.

Takeda Collaboration and Equity Agreements

In February 2018, Wave USA and Wave UK entered into a global strategic collaboration (the “Takeda Collaboration”) with Takeda Pharmaceutical Company Limited (“Takeda”), pursuant to which Wave USA, Wave UK and Takeda agreed to collaborate on the research, development and commercialization of oligonucleotide therapeutics for disorders of the Central Nervous System (“CNS”). The Takeda Collaboration provides Wave with at least $230.0 million in committed cash and Takeda with the option to co-develop and co-commercialize Wave’s CNS development programs in (1) Huntington’s disease (“HD”); (2) amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”); and (3) Wave’s discovery-stage program targeting ATXN3 for the treatment of spinocerebellar ataxia 3 (“SCA3”) (collectively, “Category 1 Programs”). In addition, Takeda will have the right to exclusively license multiple preclinical programs for CNS disorders, including Alzheimer’s disease and Parkinson’s disease (collectively, “Category 2 Programs”). In April 2018, the Takeda Collaboration became effective and Takeda paid Wave $110.0 million as an upfront payment. Takeda also agreed to fund Wave’s research and preclinical activities in the amount of $60.0 million during the four-year research term and to reimburse Wave for any collaboration-budgeted research and preclinical expenses incurred by Wave that exceed that amount.

Simultaneously with Wave USA and Wave UK’s entry into the collaboration and license agreement with Takeda (the “Takeda Collaboration Agreement”), the Company entered into a share purchase agreement with Takeda (the “Takeda Equity Agreement,” and together with the Takeda Collaboration Agreement, the “Takeda Agreements”) pursuant to which it agreed to sell to Takeda 1,096,892 of its ordinary shares at a purchase price of $54.70 per share. In April 2018, the Company closed the Takeda Equity Agreement and received aggregate cash proceeds of $60.0 million. The Company did not incur any material costs in connection with the issuance of shares.

With respect to Category 1 Programs, Wave will be responsible for researching and developing products and companion diagnostics for Category 1 Programs through completion of the first proof of mechanism study for such products. Takeda will have an exclusive option for each target and all associated products and companion diagnostics for such target, which it may exercise at any time through completion of the proof of mechanism study. If Takeda exercises this option, Wave will receive an opt-in payment and will lead manufacturing and joint clinical co-development activities and Takeda will lead joint co-commercial activities in the United States and all commercial activities outside of the United States. Global costs and potential profits will be shared 50:50 and Wave will be eligible to receive development and commercial milestone payments. In addition to its 50% profit share, Wave is eligible to receive option exercise fees and development and commercial milestone payments for each of the Category 1 Programs.

With respect to Category 2 Programs, Wave has granted Takeda the right to exclusively license multiple preclinical programs during a four-year research term (subject to limited extension for programs that were initiated prior to the expiration of the research term, in accordance with the Takeda Collaboration Agreement) (“Category 2 Research Term”). During that term, the parties may collaborate on preclinical programs for up to six targets at any one time. Wave will be responsible for researching and preclinically developing products and companion diagnostics directed to the agreed upon targets through completion of IND-enabling studies in the first major market country. Thereafter, Takeda will have an exclusive worldwide license to develop and commercialize products and companion diagnostics directed to such targets, subject to Wave’s retained rights to lead manufacturing activities for products directed to such targets. Takeda will fund Wave’s research and preclinical activities in the amount of $60.0 million during the research term and will reimburse Wave for any collaboration-budgeted research and preclinical expenses incurred by Wave that exceed that amount. Wave is also eligible to receive tiered high single-digit to mid-teen royalties on Takeda’s global commercial sales of products from each Category 2 Program.

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

The term of the Takeda Collaboration Agreement commenced on April 2, 2018 and, unless terminated earlier, will continue until the date on which: (i) with respect to each Category 1 Program target for which Takeda does not exercise its option, expiration or termination of the development program with respect to such target; (ii) with respect to each Category 1 Program target for which Takeda exercises its option, the date on which neither party is researching, developing or manufacturing any products or companion diagnostics directed to such target; or (iii) with respect to each Category 2 Program target, the date on which royalties are no longer payable with respect to products directed to such target.

Takeda may terminate the Takeda Collaboration Agreement for convenience on 180 days’ notice, in its entirety or on target-by-target basis. Subject to certain exceptions, each party has the right to terminate the Takeda Collaboration Agreement on a target-by-target basis if the other party, or a third party related to such party, challenges the patentability, enforceability or validity of any patents within the licensed technology that cover any product or companion diagnostic that is subject to the Takeda Collaboration Agreement. In the event of any material breach of the Takeda Collaboration Agreement by a party, subject to cure rights, the other party may terminate the Takeda Collaboration Agreement in its entirety if the breach relates to all targets or on a target-by-target basis if the breach relates to a specific target. In the event that Takeda and its affiliates cease development, manufacturing and commercialization activities with respect to compounds or products subject to the Takeda Collaboration Agreement and directed to a particular target, Wave may terminate the Takeda Collaboration Agreement with respect to such target. Either party may terminate the Takeda Collaboration Agreement for the other party’s insolvency. In certain termination circumstances, Wave would receive a license from Takeda to continue researching, developing and manufacturing certain products, and companion diagnostics.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Takeda, is a customer for Category 1 Programs prior to Takeda exercising its option, and for Category 2 Programs during the Category 2 Research Term. The Company identified the following material promises under the arrangement: (1) the non-exclusive, royalty-free research and development license for each Category 1 Program; (2) the research and development services for each Category 1 Program through completion of the first proof of mechanism study; (3) the exclusive option to license, co-develop and co-commercialize each Category 1 Program; (4) the right to exclusively license the Category 2 Programs; and (5) the research and preclinical development services of the Category 2 Programs through completion of IND-enabling studies. The research and development services for each Category 1 Program were determined to not be distinct from the research and development license and should therefore be combined into a single performance obligation for each Category 1 Program. The research and preclinical development services for the Category 2 Programs were determined to not be distinct from the exclusive licenses for the Category 2 Programs and should therefore be combined into one single performance obligation.

Additionally, the Company determined that the exclusive option for each Category 1 Program was priced at a discount, and as such provide material rights to Takeda, representing three separate performance obligations. Based on these assessments, the Company identified seven performance obligations in the Takeda Collaboration Agreement: (1) research and development services through completion of the first proof of mechanism and non-exclusive research and development license for HD; (2) research and development services through completion of the first proof of mechanism and non-exclusive research and development license for ALS and FTD; (3) research and development services through completion of the first proof of mechanism and non-exclusive research and development license for SCA3; (4) the material right provided for the exclusive option to license, co-develop and co-commercialize HD; (5) the material right provided for the exclusive option to license, co-develop and co-commercialize ALS and FTD; (6) the material right provided for the exclusive option to license, co-develop and co-commercialize SCA3; and (7) the research and preclinical development services and right to exclusively license the Category 2 Programs.

At the outset of the arrangement, the transaction price included the $110.0 million upfront consideration received and the $60.0 million of committed research and preclinical funding for the Category 2 Programs. The Company determined that the Takeda Collaboration Agreement did not contain a significant financing component. The option exercise fees to license, co-develop and co-commercialize each Category 1 Program that may be received are excluded from the transaction price until each customer option is exercised. The potential milestone payments were excluded from the transaction price, as all milestone amounts were fully constrained at the inception of the Takeda Collaboration Agreement. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, if necessary, will adjust its estimate of the transaction price.

Revenue associated with the research and development services for each Category 1 Program performance obligation is being recognized as the research and development services are provided using an input method, according to the costs incurred on each Category 1 Program and the total costs expected to be incurred in the future to satisfy each Category 1 Program performance obligation. Revenue associated with the research and preclinical development services for the Category 2 Programs performance obligation is being recognized as the research and preclinical development services are provided using an input method, according to the costs incurred on Category 2 Programs and the total costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control for these performance obligations occurs over time and, in management’s judgment, this input method is the best measure of progress towards satisfying the performance obligations. The amount allocated to the material right for each Category 1 Program option will be recognized on the date that Takeda exercises each respective option, or immediately as each option expires unexercised. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s consolidated balance sheet.

During the three and six months ended June 30, 2018, the Company recognized revenue of $3.5 million as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss under the Takeda Collaboration Agreement. The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue at June 30, 2018 is $166.5 million, of which $25.2 million is included in current liabilities. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the research and development services for each Category 1 Program and the Category 2 Programs as costs are incurred, over the remaining research term. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the material right for each Category 1 Program option upon Takeda’s exercise of such option, or immediately as each option expires unexercised. The aggregate amount of the transaction price included in accounts receivable at June 30, 2018 is $60.0 million, of which $10.0 million is included in current assets.

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

The following ordinary share equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2018	2017
Options to purchase ordinary shares	3,959,402	3,851,346
RSUs	420,517	191,657
Series A preferred shares	3,901,348	3,901,348

6. INCOME TAXES

The Company is a Singapore multi-national company subject to taxation in the United States and various other jurisdictions.

During the three months ended June 30, 2018 and 2017, the Company recorded no income tax benefit or provision and an income tax provision of $0.3 million, respectively. No income tax benefit or provision was recorded during the three months ended June 30, 2018 as a result of having a full valuation in all jurisdictions. The income tax provision recorded during the three months ended June 30, 2017 was primarily the result of U.S. income generated under research and management services arrangements between Wave USA and the Company’s Singapore parent company.

During the six months ended June 30, 2018 and 2017, the Company recorded an income tax provision of $0.2 million and $1.5 million, respectively. The income tax provision recorded during the six months ended June 30, 2018 was mainly the result of return to provision adjustments related to the filing of Wave Japan’s 2017 tax return. The income tax provision recorded during the six months ended June 30, 2017 was primarily the result of U.S. income generated under research and management services arrangements between Wave USA and the Company’s Singapore parent company.

The Company recorded no income tax benefits for the net operating losses incurred during the three and six months ended June 30, 2018 in Singapore, the United States, the United Kingdom or Ireland, due to its uncertainty of realizing a benefit from those items. The Company recorded no income tax benefits for the net operating losses incurred during the three and six months ended June 30, 2017 in Singapore, Japan, the United Kingdom or Ireland, due to its uncertainty of realizing a benefit from those items.

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

7. RELATED PARTIES

The Company had the following related party transactions for the periods presented in the accompanying consolidated financial statements, which have not otherwise been discussed in these notes to the consolidated financial statements:

•

Pursuant to the terms of various service agreements with Shin Nippon Biomedical Laboratories Ltd., one of the Company’s shareholders, and its affiliates (together “SNBL”), the Company paid SNBL $0.5 million and $0.1 million during the three months ended June 30, 2018 and 2017, respectively, and $1.3 million and $0.1 million during the six months ended June 30, 2018 and 2017, respectively, for contract research services provided to the Company and its affiliates.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to future events or to our future operations or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. Forward-looking statements include statements, other than statements of historical fact, about, among other things: our ability to fund our future operations, financial position, revenues, costs, expenses, uses of cash, capital requirements, our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements; the success, progress, number, scope, cost, duration, timing or results of our research and development activities, preclinical studies and clinical trials, including the timing for initiation or completion of or availability of results from any preclinical studies and clinical trials or for submission or approval of any regulatory filing; the timing of, and our ability to, obtain and maintain regulatory approvals for any of our product candidates; the potential benefits that may be derived from any of our product candidates; our strategies, prospects, plans, goals, expectations, forecasts or objectives; the success of our collaborations with third parties; any payment that our collaboration partners may make to us; our ability to identify and develop new product candidates; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy; our ability to develop sales and marketing capabilities; our estimates regarding future expenses and needs for additional financing; our ability to identify, recruit and retain key personnel; our financial performance; developments and projections relating to our competitors in the industry; our liquidity and working capital requirements; and the expected impact of new accounting standards.

Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ. These risks, uncertainties and other factors include, among other things, our critical accounting policies and: the ability of our preclinical studies to produce data sufficient to support the filing of global clinical trial applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results and timing of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our effectiveness in managing current and future clinical trials and regulatory processes; the success of our platform in identifying viable candidates; the continued development and acceptance of nucleic acid therapeutics as a class of drugs; our ability to demonstrate the therapeutic benefits of our stereopure candidates in clinical trials, including our ability to develop candidates across multiple therapeutic modalities; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to fund our operations and to raise additional capital as needed; and competition from others developing therapies for similar uses, as well as other risks and uncertainties under the caption “Risk Factors” contained in this Quarterly Report on Form 10-Q and in other filings we make with the SEC.

Each forward-looking statement contained in this report is based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, these statements should not be regarded as representations or warranties by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all. We caution you not to place undue reliance on any forward-looking statement.

In addition, any forward-looking statement in this report represents our views only as of the date of this report and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments may cause our views to change. Although we may elect to update these forward-looking statements publicly at some point in the future, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

Neurology: Muscle

•

In Duchenne muscular dystrophy (“DMD”), we are advancing WVE-210201, which targets exon 51, a region within the precursor messenger RNA (“pre-mRNA”) that is transcribed from the dystrophin gene (also referred to as the “DMD” gene). DMD is a genetic disorder caused by mutations in the DMD gene that results in dysfunctional dystrophin protein. In November 2017, we initiated a global Phase 1 clinical trial of WVE-210201 administered intravenously. Safety data from the Phase 1 clinical trial are anticipated by the end of the fourth quarter of 2018. As patients complete the Phase 1 trial, they have the option to enroll in an ongoing open label extension study in which they receive continued treatment with WVE-210201. We remain on track to deliver an interim efficacy readout of dystrophin expression from muscle biopsies from ongoing and planned clinical trials in the second half of 2019.

•	Our second development program in DMD targets exon 53. We expect to deliver a clinical data readout for this program in 2020.
•	Also in DMD, we are exploring programs targeting other DMD exons and investigating alternative forms of delivery, including subcutaneous administration, for our existing and future DMD programs.
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

Hepatic

•

We are collaborating with Pfizer to advance genetically defined targets for the treatment of metabolic diseases, bringing together our proprietary drug development platform across antisense and single-stranded RNAi modalities, along with GalNAc and Pfizer’s hepatic targeting technology for delivery to the liver. Pfizer has selected five targets, including Apolipoprotein C-III (APOC3), which is the maximum number of targets that Pfizer may select under the terms of the agreement. We will advance five targets from discovery through the selection of clinical candidates, at which point Pfizer may elect to exclusively license the programs and undertake further development and potential commercialization.

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss was $71.1 million and $45.7 million in the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, we had an accumulated deficit of $264.2 million and $192.7 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

Revenue

We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenue during the six months ended June 30, 2018 represents revenue earned under our two collaboration agreements; the Pfizer Collaboration Agreement (as defined in Note 4 in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (“Note 4”)), which was entered into in May 2016, and the Takeda Collaboration Agreement (as defined in Note 4), which became effective in April 2018. Our revenue during the six months ended June 30, 2017 represents revenue earned under the Pfizer Collaboration Agreement only. The only revenue generating license or collaboration agreements to which we are currently a party are the Pfizer Collaboration Agreement and the Takeda Collaboration Agreement.

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

Our research and development expenses consist primarily of expenses related to our CROs, CMOs, consultants, other external vendors and fees paid to global regulatory agencies to conduct our clinical trials, in addition to compensation-related expenses, facility-related expenses and other general operating expenses. These expenses are incurred in connection with research and development efforts and our preclinical and clinical studies. We track certain external expenses on a program-by-program basis. However, we do not allocate compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses or other operating expenses to specific programs. These expenses, which are not allocated on a program-by-program basis, are included in the “Other discovery and development programs, platform development and identification of potential drug discovery candidates” category along with other external expenses related to our other discovery and development programs, as well as platform development and identification of potential drug discovery candidates.

The table below summarizes our research and development expenses incurred for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
HD programs	$4,287	$3,255	$7,341	$4,493
DMD programs	4,381	2,175	7,441	6,911
ALS and FTD programs	2,521	245	4,098	510
Other discovery and development programs, platform development and identification of potential drug discovery candidates	21,358	13,428	42,863	21,929
Total research and development expenses	$32,547	$19,103	$61,743	$33,843

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation-related expenses, including salaries, bonuses, share-based compensation and other related benefits costs for personnel in our executive, finance, corporate, legal and administrative functions, as well as compensation-related expenses for our board of directors. General and administrative expenses also include legal fees; expenses associated with being a public company; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; other operating costs; and facility-related expenses.

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

Other Income (Expense), net

Other income (expense), net consists mainly of dividend and interest income earned on cash and cash equivalents balances.

Income Taxes

We are a Singapore multi-national company subject to taxation in the United States and various other jurisdictions. The income tax provision recorded during the six months ended June 30, 2018 was mainly the result of return to provision adjustments related to the filing of our Japanese subsidiary’s 2017 tax return. The income tax provision recorded during the six months ended June 30, 2017 was primarily the result of U.S. income generated under research and management services arrangements between our U.S. subsidiary and our Singapore parent company.

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

Our significant accounting policies, judgments and estimates are described in Note 2 in the 2017 Annual Report on Form 10-K, as well as under the header “Revenue Recognition” in Note 2 in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (“Note 2”). We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations. Furthermore, we believe that of our significant accounting policies, the estimates and assumptions involved in our revenue recognition policy, particularly (a) assessing the number of performance obligations; (b) determination of transaction price; (c) allocating the transaction price to the performance obligations in the contract; and (d) determining the pattern over which performance obligations are satisfied, including estimates to complete performance obligations; involve a greater degree of judgment, and therefore we consider it our critical accounting policy. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

Our critical accounting policy of revenue recognition changed during the six months ended June 30, 2018, due to our adoption of ASC 606 (as defined in Note 2) on January 1, 2018, which is discussed in detail in Note 2.

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Revenue	$4,879	1,097	$3,782
Operating expenses:
Research and development	32,547	19,103	13,444
General and administrative	8,905	6,667	2,238
Total operating expenses	41,452	25,770	15,682
Loss from operations	(36,573)	(24,673)	(11,900)
Other income (expense), net	679	419	260
Loss before income taxes	(35,894)	(24,254)	(11,640)
Income tax provision	—	(343)	343
Net loss	$(35,894)	$(24,597)	$(11,297)

Revenue

Revenue of $4.9 million for the three months ended June 30, 2018 was earned under the Pfizer Collaboration Agreement and the Takeda Collaboration Agreement. Revenue of $1.1 million for the three months ended June 30, 2017 was earned under the Pfizer Collaboration Agreement only. The $3.8 million increase year over year was due to increased revenue earned under the Pfizer Collaboration Agreement, as well as revenue earned under the Takeda Collaboration Agreement, which became effective in April 2018. The increase in revenue under the Pfizer Collaboration Agreement was the result of increased research and development services for the first three nominated hepatic targets during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, as well as additional research and development services for the fourth and fifth nominated hepatic targets, which commenced in the three months ended June 30, 2018. Revenue for both periods is presented under ASC 606.

Research and Development Expenses

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
HD programs	$4,287	$3,255	$1,032
DMD programs	4,381	2,175	2,206
ALS and FTD programs	2,521	245	2,276
Other discovery and development programs, platform development and identification of potential drug discovery candidates	21,358	13,428	7,930
Total research and development expenses	$32,547	$19,103	$13,444

Research and development expenses were $32.5 million for the three months ended June 30, 2018, compared to $19.1 million for the three months ended June 30, 2017. The increase of $13.4 million was due primarily to the following:

•	an increase of $1.0 million in preclinical and clinical external expenses related to our HD programs;
•	an increase of $2.2 million in preclinical and clinical external expenses related to our DMD programs;
•	an increase of $2.3 million in preclinical external expenses related to our ALS program and our FTD program, each of which targets C9ORF72; and
•

an increase of $7.9 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, platform development and identification of potential drug discovery candidates, due to an increase of $3.5 million in compensation-related expenses, which is the result of an increase in employee headcount, an increase of $3.2 million in research and development supplies and services expenses and other operating expenses and an increase of $1.2 million in facility-related expenses.

General and Administrative Expenses

General and administrative expenses were $8.9 million for the three months ended June 30, 2018, as compared to $6.7 million for the three months ended June 30, 2017. The increase of $2.2 million was primarily due to a $1.6 million increase in compensation-related costs resulting from an increase in employee headcount. Increased professional services expenses and other general and administrative operating expenses account for the remaining increase of approximately $0.6 million.

Income Tax Provision

During the three months ended June 30, 2018 and 2017, we recorded no income tax benefit or provision and an income tax provision of $0.3 million, respectively. No income tax benefit or provision was recorded during the three months ended June 30, 2018 as a result of having a full valuation in all jurisdictions. The income tax provision recorded during the three months ended June 30, 2017 was primarily the result of U.S. income generated under research and management services arrangements between our U.S. subsidiary and our Singapore parent company. We recorded no income tax benefits for the net operating losses incurred during the three months ended June 30, 2018 in Singapore, the United States, the United Kingdom or Ireland, due to uncertainty regarding future taxable income in these jurisdictions. We recorded no income tax benefits for the net operating losses incurred during the three months ended June 30, 2017 in Singapore, Japan, the United Kingdom or Ireland, due to uncertainty regarding future taxable income in these jurisdictions.

Comparison of the six months ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Revenue	$6,301	1,480	$4,821
Operating expenses:
Research and development	61,743	33,843	27,900
General and administrative	16,906	12,517	4,389
Total operating expenses	78,649	46,360	32,289
Loss from operations	(72,348)	(44,880)	(27,468)
Other income (expense), net	1,385	640	745
Loss before income taxes	(70,963)	(44,240)	(26,723)
Income tax provision	(172)	(1,453)	1,281
Net loss	$(71,135)	$(45,693)	$(25,442)

Revenue

Revenue was earned under the Pfizer Collaboration Agreement, which was entered into in May 2016, during the six months ended June 30, 2018 and 2017. Additionally, during the six months ended June 30, 2018, revenue was earned under the Takeda Collaboration Agreement. There was $6.3 million in revenue for the six months ended June 30, 2018, which represents an increase of $4.8 million in revenue over the $1.5 million in revenue for the six months ended June 30, 2017. The increase year over year was due to increased revenue earned under the Pfizer Collaboration, as well as revenue earned under the Takeda Collaboration Agreement, which became effective in April 2018. The increase in revenue under the Pfizer Collaboration Agreement was the result of increased research and development services for the first three nominated hepatic targets during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, as well as additional research and development services for the fourth and fifth nominated hepatic targets, which commenced in the six months ended June 30, 2018. Revenue for both periods is presented under ASC 606.

Research and Development Expenses

The table below summarizes our research and development expenses incurred for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
HD programs	$7,341	$4,493	$2,848
DMD programs	7,441	6,911	530
ALS and FTD programs	4,098	510	3,588
Other discovery and development programs, platform development and identification of potential drug discovery candidates	42,863	21,929	20,934
Total research and development expenses	$61,743	$33,843	$27,900

Research and development expenses were $61.7 million for the six months ended June 30, 2018 compared to $33.8 million for the six months ended June 30, 2017. The increase of approximately $27.9 million was due to the following:

•	an increase of $2.8 million in preclinical and clinical external expenses related to our HD programs;
•	an increase of $0.5 million in preclinical and clinical external expenses related to our DMD programs;
•	an increase of $3.6 million in preclinical external expenses related to our ALS program and our FTD program, each of which targets C9ORF72; and
•

an increase of $20.9 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, platform development and identification of potential drug discovery candidates, due to an increase of $7.7 million in compensation-related expenses, which is the result of an increase in employee headcount, an increase of $10.7 million in research and development supplies and services expenses and other operating expenses and an increase of $2.5 million in facility-related expenses.

General and Administrative Expenses

General and administrative expenses were $16.9 million for the six months ended June 30, 2018, compared to $12.5 million for the six months ended June 30, 2017. The increase of approximately $4.4 million was primarily due to a $2.6 million increase in compensation-related costs resulting from an increase in employee headcount. Increased professional services expenses and other general and administrative operating expenses account for the remaining increase of approximately $1.8 million.

Income Tax Provision

During the six months ended June 30, 2018 and 2017, we recorded an income tax provision of $0.2 million and $1.5 million, respectively. The income tax provision recorded during the six months ended June 30, 2018 was mainly the result of return to provision adjustments related to the filing of our Japanese subsidiary’s 2017 tax return. The income tax provision recorded during the six months ended June 30, 2017 was primarily the result of U.S. income generated under research and management services arrangements between our U.S. subsidiary and our Singapore parent company. We recorded no income tax benefits for the net operating losses incurred during the six months ended June 30, 2018 in Singapore, the United States, the United Kingdom or Ireland, due to uncertainty regarding future taxable income in these jurisdictions. We recorded no income tax benefits for the net operating losses incurred during the six months ended June 30, 2017 in Singapore, Japan, the United Kingdom or Ireland, due to uncertainty regarding future taxable income in these jurisdictions.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net losses. To date we have primarily funded our operations through private placements of debt and equity securities, public offerings of our ordinary shares and collaborations with third parties. Through June 30, 2018, we have received an aggregate of approximately $493.2 million in net proceeds from these transactions. We received $89.3 million in net proceeds from private placements of our debt and equity securities, $100.4 million in net proceeds from our initial public offering, inclusive of the over-allotment exercise, $40.0 million under the Pfizer Agreements (as defined in Note 4), including $10.0 million as an upfront payment under the Pfizer Collaboration Agreement and $30.0 million in the form of an equity investment, $93.5 million in net proceeds from our April 2017 follow-on underwritten public offering and $170.0 million of upfront payments under the Takeda Agreements (as defined in Note 4), including $110.0 million as an upfront payment under the Takeda Collaboration Agreement (as defined in Note 4) and $60.0 million in the form of an equity investment.

As of June 30, 2018, we had cash and cash equivalents totaling $241.4 million, an accumulated deficit of $264.2 million and restricted cash of $3.6 million related to letters of credit for our leased premises in Cambridge, Massachusetts and Lexington, Massachusetts.

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

Cash Flows

The following table summarizes our cash flow activity:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$38,968	$(37,506)
Net cash used in investing activities	(3,086)	(9,202)
Net cash provided by financing activities	63,097	93,726
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(45)	88
Net increase in cash, cash equivalents and restricted cash	$98,934	$47,106

Operating Activities

During the six months ended June 30, 2018, operating activities provided $39.0 million of cash, primarily due to changes in our operating assets and liabilities of $99.3 million and non-cash charges of $10.8 million, offset by our net loss of $71.1 million. The largest changes in operating assets and liabilities were an increase of $168.7 million in deferred revenue and an increase of $64.0 million in accounts receivable, which were primarily driven by the upfront consideration received and accounts receivable recorded upon the Takeda Collaboration Agreement becoming effective in April 2018, as well as an increase of $4.3 million in prepaid expenses and other current assets. The non-cash charges for the six months ended June 30, 2018 were mainly related to share-based compensation expense of $8.0 million and depreciation expense of $2.4 million.

During the six months ended June 30, 2017, operating activities used $37.5 million of cash; due to our net loss of $45.7 million and changes in operating assets and liabilities of $0.7 million, offset by non-cash charges of $8.9 million. The non-cash charges for the six months ended June 30, 2017 were mainly related to share-based compensation of $6.0 million and an increase in deferred rent of $2.2 million.

Investing Activities

During the six months ended June 30, 2018, investing activities used $3.1 million of cash, related to purchases of property and equipment.

During the six months ended June 30, 2017, investing activities used $9.2 million of cash, related to purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2018, net cash provided by financing activities was $63.1 million, which was primarily due to the $60.0 million in proceeds from the issuance of 1,096,892 ordinary shares to Takeda and $3.1 million in proceeds from the exercise of share options.

During the six months ended June 30, 2017, net cash provided by financing activities was $93.7 million, which was primarily due to the $93.5 million in net proceeds from the April 2017 follow-on underwritten public offering of 4,166,667 ordinary shares.

Effect of Foreign Exchange Rates on Cash

During the six months ended June 30, 2018, the effect of changes in foreign exchange rates on cash was a decrease in cash of less than $0.1 million, due to fluctuations in foreign exchange rates from December 31, 2017 to June 30, 2018.

During the six months ended June 30, 2017, the effect of changes in foreign exchange rates on cash was an increase in cash of $0.1 million, due to fluctuations in foreign exchange rates from December 31, 2016 to June 30, 2017.

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

Because of the numerous risks and uncertainties associated with the development of drug candidates and because the extent to which we may enter into collaborations with third parties for development of product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development for our therapeutic programs. Our future capital requirements for our therapeutic programs will depend on many factors, including:

•	the progress, results and costs of conducting research and continued preclinical and clinical development for our therapeutic programs and future potential pipeline candidates;
•	the number and characteristics of product candidates and programs that we pursue;
•	the cost of manufacturing clinical supplies of our product candidates;
•	whether and to what extent milestone events are achieved under our collaborations with Pfizer or Takeda or any potential future licensee or collaborator;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to obtain marketing approval for our product candidates;
•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
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

Adequate additional funds may not be available to us on acceptable terms when we need them, or at all. We do not currently have any committed external source of funds, except for possible future payments from Pfizer if milestones under the Pfizer Collaboration Agreement are achieved and committed funds and possible future payments from Takeda under the Takeda Collaboration Agreement.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2018 that have, or were reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates, as well as, to a lesser extent, inflation and capital market risk.

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. Our cash and cash equivalents are held in readily available checking and money market accounts.

Foreign Currency Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial condition, the results of our operations and our cash flows. For the three and six months ended June 30, 2018 and 2017, changes in foreign currency exchange rates did not have a material impact on our historical financial position, business, financial condition, results of operations or cash flows.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations for the three and six months ended June 30, 2018 and 2017.

Capital Market Risk

We currently have no product revenues and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our share price.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors below and the factors discussed under the caption “Risk Factors” that appear in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 12, 2018, as amended (the “2017 Annual Report on Form 10-K”).

We will no longer be an emerging growth company beginning on December 31, 2018 after which we will not be able to take advantage of the reduced disclosure requirements applicable to emerging growth companies.

We will remain an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, until December 31, 2018. As an emerging growth company, we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies. On December 31, 2018, we will become a large accelerated filer and the reduced disclosure obligations of emerging growth companies will no longer be available to us. As a result, we will need to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, beginning with our annual report on Form 10-K for the year ending December 31, 2018, will be required to hold a say-on-pay vote and a say-on-frequency vote at our 2019 annual general meeting of shareholders, and will no longer be entitled to provide the reduced executive compensation disclosures permitted by emerging growth companies in our annual report on Form 10-K for the year ended December 31, 2018 and our proxy statement for the 2019 annual general meeting of shareholders. We expect that our transition from “emerging growth company” to “large accelerated filer” will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

We are required to comply with Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to maintain effective internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2018. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. If we fail to maintain the effectiveness of our internal controls or fail to comply in a timely manner with the requirements of the Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, this could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our ordinary shares and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2018.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.1	Investor Agreement by and between Takeda Pharmaceutical Company Limited and the Registrant, dated as of April 2, 2018		Form 10-Q (Exhibit 10.3)	5/9/2018	001-37627

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

Date: August 9, 2018

WAVE LIFE SCIENCES LTD.

By:	/s/ Paul B. Bolno, M.D.
Paul B. Bolno, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith C. Regnante
Keith C. Regnante
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)