Form 10-Q
period 2018-09-30
Wave Life Sciences Ltd.
filed 2018-11-09
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding ordinary shares of the registrant as of November 1, 2018 was 29,463,722.

WAVE LIFE SCIENCES LTD.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$210,489	$142,503
Current portion of accounts receivable	10,000	1,000
Prepaid expenses and other current assets	12,672	6,985
Total current assets	233,161	150,488
Long-term assets:
Accounts receivable, net of current portion	50,000	—
Property and equipment, net	37,722	27,334
Restricted cash	3,620	3,610
Other assets	74	411
Total long-term assets	91,416	31,355
Total assets	$324,577	$181,843
Liabilities, Series A preferred shares and shareholders’ equity
Current liabilities:
Accounts payable	$11,961	$7,598
Accrued expenses and other current liabilities	9,518	8,898
Current portion of capital lease obligation	—	16
Current portion of deferred rent	90	60
Current portion of deferred revenue	103,229	1,275
Current portion of lease incentive obligation	997	344
Total current liabilities	125,795	18,191
Long-term liabilities:
Deferred rent, net of current portion	5,084	4,214
Deferred revenue, net of current portion	69,494	7,241
Lease incentive obligation, net of current portion	8,229	3,094
Other liabilities	1,495	1,619
Total long-term liabilities	84,302	16,168
Total liabilities	$210,097	$34,359
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at September 30, 2018 and December 31, 2017	$7,874	$7,874
Shareholders’ equity:
Ordinary shares, no par value; 29,426,176 and 27,829,079 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	$374,502	$310,038
Additional paid-in capital	33,757	22,172
Accumulated other comprehensive income	181	116
Accumulated deficit	(301,834)	(192,716)
Total shareholders’ equity	$106,606	$139,610
Total liabilities, Series A preferred shares and shareholders’ equity	$324,577	$181,843

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$4,493	$1,315	$10,794	$2,795
Operating expenses:
Research and development	32,876	20,097	94,619	53,940
General and administrative	9,849	7,571	26,755	20,088
Total operating expenses	42,725	27,668	121,374	74,028
Loss from operations	(38,232)	(26,353)	(110,580)	(71,233)
Other income (expense), net:
Dividend income	1,064	515	2,354	1,287
Interest income (expense), net	5	1	16	5
Other income (expense), net	(468)	(75)	(384)	(211)
Total other income (expense), net	601	441	1,986	1,081
Loss before income taxes	(37,631)	(25,912)	(108,594)	(70,152)
Income tax benefit (provision)	—	418	(172)	(1,035)
Net loss	$(37,631)	$(25,494)	$(108,766)	$(71,187)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(1.28)	$(0.92)	$(3.78)	$(2.73)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	29,333,994	27,758,792	28,804,357	26,078,696

Other comprehensive income (loss):
Net loss	$(37,631)	$(25,494)	$(108,766)	$(71,187)
Foreign currency translation	(20)	1	65	19
Comprehensive loss	$(37,651)	$(25,493)	$(108,701)	$(71,168)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(108,766)	$(71,187)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of lease incentive obligation	(501)	(131)
Depreciation of property and equipment	3,867	1,266
Share-based compensation expense	11,585	8,966
Net (gain) loss on disposal of property and equipment	44	—
Deferred rent	900	3,207
Deferred income taxes	—	904
Changes in operating assets and liabilities:
Accounts receivable	(59,000)	—
Prepaid expenses and other current assets	(5,687)	(3,887)
Other non-current assets	(15)	(7)
Accounts payable	2,801	624
Accrued expenses and other current liabilities	647	1,898
Deferred revenue	164,207	(2,795)
Other non-current liabilities	(124)	225
Net cash provided by (used in) operating activities	9,958	(60,917)
Cash flows from investing activities
Purchases of property and equipment	(6,475)	(14,808)
Net cash used in investing activities	(6,475)	(14,808)
Cash flows from financing activities
Proceeds from issuance of ordinary shares, net of offering costs	60,000	93,509
Payments on capital lease obligation	(16)	(47)
Proceeds from the exercise of share options	4,464	323
Net cash provided by financing activities	64,448	93,785
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	65	118
Net increase in cash, cash equivalents and restricted cash	67,996	18,178
Cash, cash equivalents and restricted cash, beginning of period	146,113	153,894
Cash, cash equivalents and restricted cash, end of period	$214,109	$172,072
Supplemental disclosure of cash flow information:
Cash paid for taxes, net of refunds	$438	$211
Property and equipment purchases in accounts payable and accrued expenses at period end	$1,853	$1,419
Tenant improvements paid for by the landlord during the period	$2,732	$2,774
Tenant improvements to be reimbursed by the landlord	$4,302	$—

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

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2018, as amended (the “2017 Annual Report on Form 10-K”), have had no material changes during the three and nine months ended September 30, 2018, other than the Company’s adoption of ASC 606 (as defined below) which is discussed in detail in this note.

Unaudited Interim Financial Data

The accompanying interim consolidated balance sheet as of September 30, 2018, the related interim consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017, and the related interim information contained within the notes to the consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2018 and 2017 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2018 and 2017. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or any other interim period or future year or period.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the full retrospective transition method. Under this method, the Company revised its consolidated financial statements for the years ended December 31, 2017 and 2016, and applicable interim periods within those years, as if ASC 606 had been effective for those periods. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five-step analysis: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step analysis to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Customer options:  If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. The Company evaluates the customer options for material rights, that is, the option to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the standalone selling price. As a practical alternative to estimating the standalone selling price when the goods or services are both (i) similar to the original goods and services in the contract and (ii) provided in accordance with the terms of the original contract, the Company allocates the total amount of consideration expected to be received from the customer to the total goods or services expected to be provided to the customer. Amounts allocated to any material right are not recognized as revenue until the option is exercised and the performance obligation is satisfied.

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

Recently Issued Accounting Pronouncements

The recently issued accounting pronouncements described in the Company’s audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the 2017 Annual Report on Form 10-K, have had no material changes during the nine months ended September 30, 2018, except as described below.

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

In November 2018, the FASB issued Accounting Standards Update No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). The standard amends Accounting Standards Codification 808, Collaborative Agreements and Accounting Standards Codification 606, Revenue from Contracts with Customers, to clarify the interaction between collaborative arrangement participants that should be accounted for as revenue under ASC 606. In transactions when the collaborative arrangement participant is a customer in the context of a unit of account, revenue should be accounted for using the guidance in Topic 606. The amendments in Update No. 2018-18 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the new guidance included in ASU 2018-18, but does not expect it to have a material impact on its consolidated financial statements.

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

Condensed Consolidated Balance Sheets
	As of December 31, 2017
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
	(in thousands)
Current portion of deferred revenue	$1,275	$2,705	$(1,430)
Deferred revenue, net of current portion	7,241	5,607	1,634
Accumulated deficit	(192,716)	(192,512)	(204)

Condensed Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended September 30, 2017
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
	(in thousands, except per share data)
Revenue	$1,315	$676	$639
Loss from operations	(26,353)	(26,992)	639
Income tax benefit (provision)	418	416	2
Net loss	(25,494)	(26,135)	641
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.92)	$(0.94)	$0.02

	Nine Months Ended September 30, 2017
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
	(in thousands, except per share data)
Revenue	$2,795	$2,028	$767
Loss from operations	$(71,233)	(72,000)	767
Income tax benefit (provision)	(1,035)	(905)	(130)
Net loss	(71,187)	(71,824)	637
Net loss per share attributable to ordinary shareholders—basic and diluted	$(2.73)	$(2.75)	$0.02

Condensed Consolidated Statement of Cash Flows
	Nine Months Ended September 30, 2017
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
	(in thousands)
Net loss	$(71,187)	$(71,824)	$637
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	904	774	130
Changes in operating assets and liabilities:
Deferred revenue	(2,795)	(2,028)	(767)
Net cash provided by (used in) operating activities	(60,917)	(60,917)	—
Cash, cash equivalents and restricted cash, beginning of period	153,894	153,894	—
Cash, cash equivalents and restricted cash, end of period	172,072	172,072	—

The most significant changes relate to the Company’s revenue recognition pattern for the Pfizer Collaboration Agreement (as defined in Note 4) and the accounting for milestone payments.

Under ASC 605, the Company was recognizing the revenue allocated to each unit of accounting on a straight-line basis over the period the Company is expected to complete its obligations. Under ASC 606, the Company is recognizing the revenue allocated to each performance obligation over time, measuring progress using an input method over the period the Company is expected to complete each performance obligation.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that an entity explain the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents on the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2017. The Company adopted ASU 2016-18 effective January 1, 2018 on a retrospective basis, which resulted in a change in presentation of restricted cash within the Company’s unaudited consolidated statements of cash flows.

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

During the nine months ended September 30, 2018, 659,170 options and 309,247 RSUs were granted to employees of the Company.

As of September 30, 2018, 1,695,424 ordinary shares remained available for future grant under the 2014 Plan.

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

The stated term of the Pfizer Collaboration Agreement commenced on May 5, 2016 and terminates on the date of the last to expire payment obligation with respect to each Pfizer Program and, with respect to each Wave Program, expires on a program-by-program basis accordingly. Pfizer may terminate its rights related to a Pfizer Program under the Pfizer Collaboration Agreement at its own convenience upon 90 days’ notice to the Company. The Company may also terminate its rights related to a Wave Program at its own convenience upon 90 days’ notice to Pfizer. The Pfizer Collaboration Agreement may also be terminated by either party in the event of an uncured material breach of the Pfizer Collaboration Agreement by the other party.

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

Additionally, the Company determined that the program nomination options for Programs 3, 4 and 5 were priced at a discount and, as such, provide material rights to Pfizer, representing three separate performance obligations. The research and development services associated with Programs 3, 4 and 5 and the options to obtain a license to develop, manufacture and commercialize Programs 3, 4 and 5 are subject to Pfizer’s exercise of the program nomination options for such programs and therefore do not represent performance obligations at the outset of the arrangement. The options to obtain a license to develop, manufacture and commercialize Programs 1 and 2 do not represent material rights; as such, they are not representative of performance obligations at the outset of the arrangement. Based on these assessments, the Company identified five performance obligations in the Pfizer Collaboration Agreement: (1) research and development services and license for Program 1; (2) research and development services and license for Program 2; (3) material right provided for the option to nominate Program 3; (4) material right provided for the option to nominate Program 4; and (5) material right provided for the option to nominate Program 5.

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

Through September 30, 2018, the Company had recognized revenue of $8.8 million as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss under the Pfizer Collaboration Agreement. During the three and nine months ended September 30, 2018, the Company recognized revenue of $1.0 million and $3.9 million, respectively, under the Pfizer Collaboration Agreement. The aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligations and recorded in deferred revenue at September 30, 2018 is $9.7 million, of which $6.7 million is included in current liabilities. The Company expects to recognize this amount according to FTE hours incurred, over the remaining research term, which is 19 months as of September 2018.

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

The term of the Takeda Collaboration Agreement commenced on April 2, 2018 and, unless terminated earlier, will continue until the date on which: (i) with respect to each Category 1 Program target for which Takeda does not exercise its option, the expiration or termination of the development program with respect to such target; (ii) with respect to each Category 1 Program target for which Takeda exercises its option, the date on which neither party is researching, developing or manufacturing any products or companion diagnostics directed to such target; or (iii) with respect to each Category 2 Program target, the date on which royalties are no longer payable with respect to products directed to such target.

Takeda may terminate the Takeda Collaboration Agreement for convenience on 180 days’ notice, in its entirety or on a target-by-target basis. Subject to certain exceptions, each party has the right to terminate the Takeda Collaboration Agreement on a target-by-target basis if the other party, or a third party related to such party, challenges the patentability, enforceability or validity of any patents within the licensed technology that cover any product or companion diagnostic that is subject to the Takeda Collaboration Agreement. In the event of any material breach of the Takeda Collaboration Agreement by a party, subject to cure rights, the other party may terminate the Takeda Collaboration Agreement in its entirety if the breach relates to all targets or on a target-by-target basis if the breach relates to a specific target. In the event that Takeda and its affiliates cease development, manufacturing and commercialization activities with respect to compounds or products subject to the Takeda Collaboration Agreement and directed to a particular target, Wave may terminate the Takeda Collaboration Agreement with respect to such target. Either party may terminate the Takeda Collaboration Agreement for the other party’s insolvency. In certain termination circumstances, Wave would receive a license from Takeda to continue researching, developing and manufacturing certain products, and companion diagnostics.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Takeda, is a customer for Category 1 Programs prior to Takeda exercising its option, and for Category 2 Programs during the Category 2 Research Term. The Company identified the following material promises under the arrangement: (1) the non-exclusive, royalty-free research and development license for each Category 1 Program; (2) the research and development services for each Category 1 Program through completion of the first proof of mechanism study; (3) the exclusive option to license, co-develop and co-commercialize each Category 1 Program; (4) the right to exclusively license the Category 2 Programs; and (5) the research and preclinical development services of the Category 2 Programs through completion of IND-enabling studies. The research and development services for each Category 1 Program were determined to not be distinct from the research and development license and should therefore be combined into a single performance obligation for each Category 1 Program. The research and preclinical development services for the Category 2 Programs were determined to not be distinct from the exclusive licenses for the Category 2 Programs and should therefore be combined into a single performance obligation.

Additionally, the Company determined that the exclusive option for each Category 1 Program was priced at a discount, and, as such, provide material rights to Takeda, representing three separate performance obligations. Based on these assessments, the Company identified seven performance obligations in the Takeda Collaboration Agreement: (1) research and development services through completion of the first proof of mechanism and non-exclusive research and development license for HD; (2) research and development services through completion of the first proof of mechanism and non-exclusive research and development license for ALS and FTD; (3) research and development services through completion of the first proof of mechanism and non-exclusive research and development license for SCA3; (4) the material right provided for the exclusive option to license, co-develop and co-commercialize HD; (5) the material right provided for the exclusive option to license, co-develop and co-commercialize ALS and FTD; (6) the material right provided for the exclusive option to license, co-develop and co-commercialize SCA3; and (7) the research and preclinical development services and right to exclusively license the Category 2 Programs.

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

Revenue associated with the research and development services for each Category 1 Program performance obligation is being recognized as the research and development services are provided using an input method, according to the costs incurred on each Category 1 Program and the total costs expected to be incurred to satisfy each Category 1 Program performance obligation. Revenue associated with the research and preclinical development services for the Category 2 Programs performance obligation is being recognized as the research and preclinical development services are provided using an input method, according to the costs incurred on Category 2 Programs and the total costs expected to be incurred to satisfy the performance obligation. The transfer of control for these performance obligations occurs over time and, in management’s judgment, this input method is the best measure of progress towards satisfying the performance obligations. The amount allocated to the material right for each Category 1 Program option will be recognized on the date that Takeda exercises each respective option, or immediately as each option expires unexercised. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s consolidated balance sheet.

During the three and nine months ended September 30, 2018, the Company recognized revenue of $3.5 million and $6.9 million, respectively, as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss under the Takeda Collaboration Agreement. The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue at September 30, 2018 is $163.1 million, of which $96.6 million is included in current liabilities. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the research and development services for each Category 1 Program and the Category 2 Programs as costs are incurred, over the remaining research term. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the material right for each Category 1 Program option upon Takeda’s exercise of such option, or immediately as each option expires unexercised. The aggregate amount of the transaction price included in accounts receivable at September 30, 2018 is $60.0 million, of which $10.0 million is included in current assets.

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

The following ordinary share equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2018	2017
Options to purchase ordinary shares	3,912,336	3,805,795
RSUs	408,534	162,280
Series A preferred shares	3,901,348	3,901,348

6. INCOME TAXES

The Company is a Singapore multi-national company subject to taxation in the United States and various other jurisdictions.

During the three months ended September 30, 2018 and 2017, the Company recorded no income tax benefit or provision and an income tax benefit of $0.4 million, respectively. No income tax benefit or provision was recorded during the three months ended September 30, 2018 as a result of having a full valuation in all jurisdictions. The income tax benefit recorded during the three months ended September 30, 2017 was the result of the implementation of a revised international corporate structure aligned with the Company’s international operations.

During the nine months ended September 30, 2018 and 2017, the Company recorded an income tax provision of $0.2 million and $1.0 million, respectively. The income tax provision recorded during the nine months ended September 30, 2018 was mainly the result of return to provision adjustments related to the filing of Wave Japan’s 2017 tax return. The income tax provision recorded during the nine months ended September 30, 2017 was primarily the result of the establishment of a valuation allowance against our U.S. deferred tax assets.

The Company recorded no income tax benefits for the net operating losses incurred during the three and nine months ended September 30, 2018 in Singapore, the United States, the United Kingdom or Ireland, due to its uncertainty of realizing a benefit from those items. The Company recorded no income tax benefits for the net operating losses incurred during the three and nine months ended September 30, 2017 in Singapore, Japan, the United Kingdom or Ireland, due to its uncertainty of realizing a benefit from those items.

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

7. RELATED PARTIES

The Company had the following related party transactions for the periods presented in the accompanying consolidated financial statements, which have not otherwise been discussed in these notes to the consolidated financial statements:

•

Pursuant to the terms of various service agreements with Shin Nippon Biomedical Laboratories Ltd., one of the Company’s shareholders, and its affiliates (together “SNBL”), the Company paid SNBL less than $0.1 million and $0.1 million during the three months ended September 30, 2018 and 2017, respectively, and $1.3 million and $0.2 million during the nine months ended September 30, 2018 and 2017, respectively, for contract research services provided to the Company and its affiliates.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to future events or to our future operations or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. Forward-looking statements include statements, other than statements of historical fact, about, among other things: our ability to fund our future operations; our financial position, revenues, costs, expenses, uses of cash and capital requirements; our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements; the success, progress, number, scope, cost, duration, timing or results of our research and development activities, preclinical studies and clinical trials, including the timing for initiation or completion of or availability of results from any preclinical studies and clinical trials or for submission, review or approval of any regulatory filing; the timing of, and our ability to, obtain and maintain regulatory approvals for any of our product candidates; the potential benefits that may be derived from any of our product candidates; our strategies, prospects, plans, goals, expectations, forecasts or objectives; the success of our collaborations with third parties; any payment that our collaboration partners may make to us; our ability to identify and develop new product candidates; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy; our ability to develop sales and marketing capabilities; our estimates regarding future expenses and needs for additional financing; our ability to identify, recruit and retain key personnel; our financial performance; developments and projections relating to our competitors in the industry; our liquidity and working capital requirements; and the expected impact of new accounting standards.

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

Our goal is to develop and commercialize disease-modifying drugs for indications with a high degree of unmet medical need in genetically defined diseases, and to become a fully integrated biotechnology company. We are focused on designing single-stranded nucleic acid therapeutics that can distribute broadly within the human body, allowing us to target diseases across multiple organ systems and tissues, through both systemic and local administration. Our initial focus for our clinical development programs is in neurology, which we broadly define as genetic diseases within the central nervous system and neuromuscular system. We have initiated clinical trials of our two lead programs in Huntington’s disease and our lead program in Duchenne muscular dystrophy (“DMD”) targeting exon 51. We are advancing three additional development programs, targeting exon 53 in DMD and C9ORF72 in amyotrophic lateral sclerosis and frontotemporal dementia, and, subject to our submission of clinical trial applications and approval to proceed, we would expect topline clinical data readouts from these programs in the second half of 2020. In addition to neurology, we are advancing discovery research in ophthalmologic disorders, specifically inherited retinal diseases, and in hepatic diseases, and we expect to make continued investments in expanding the breadth of our portfolio. In further support of our pipeline, we continue to make substantial investments in, and leverage, our platform to explore the next generation of stereopure nucleic acid therapeutics. We have also established and continue to enhance our internal cGMP manufacturing capabilities to increase control and visibility of our drug product supply chain. These investments further improve our ability to secure drug product for current and future development activities and may provide commercial-scale manufacturing capabilities.

Our Current Programs

Additional details regarding our programs are set forth below.

Neurology: Central Nervous System (“CNS”)

•

In Huntington’s disease (“HD”), we are advancing two programs, WVE-120101 and WVE-120102, each targeting a disease-associated single nucleotide polymorphism (“SNP”) within the huntingtin gene (“HTT”): rs362307 (“HTT SNP1”) and rs362331 (“HTT SNP2”), respectively. Targeting mRNA transcript with these SNPs allows us to lower the mutant allele transcript, while leaving the healthy transcript relatively intact. We commonly refer to this method (or approach) as “allele specific targeting.” SNPs are naturally occurring variations within a given genetic sequence and in certain instances can be used to distinguish between two related copies of a gene where only one is associated with the expression of a disease-causing protein. We have shown that by targeting HTT SNP1 and HTT SNP2 in preclinical in vitro studies, the production of disease-causing proteins associated with HD can be reduced. In July 2017, we initiated PRECISION-HD, a global clinical program consisting of the PRECISION-HD1 and PRECISION-HD2 clinical trials.  PRECISION-HD1 and PRECISION-HD2 are two parallel, multicenter, double-blind, randomized, placebo-controlled Phase 1b/2a clinical trials evaluating WVE-120101 and WVE-120102, respectively, administered intrathecally, with single-ascending dose and multiple-ascending dose portions. The primary objective of these two trials is to assess the safety and tolerability of intrathecal doses of WVE-120101 and WVE-120102, respectively, in early manifest HD patients. Additional objectives include measurement of total HTT and mHTT, and exploratory pharmacokinetic, pharmacodynamic, clinical and MRI endpoints. Each trial is expected to enroll approximately 50 Stage I or Stage II HD patients, ages 25-65, who have screened positively for the presence of SNP1 or SNP2. Outside of the United States, we are enrolling patients in both the single-ascending dose and multiple-ascending dose portions of the PRECISION-HD1 and PRECISION-HD2 trials. In the United States, we received approvals to proceed with the single-dose portions of both trials.  However, FDA indicated to us that we cannot progress to the multiple-ascending dose portions of these trials in the United States unless we conduct an additional preclinical study and present the resulting data to FDA for its review. For the single-dose portion of the PRECISION-HD1 trial in the United States, escalation to our highest proposed doses is subject to FDA’s review and approval of additional monitoring plans. We expect to deliver topline clinical data from the PRECISION-HD trials in the first half of 2019.

•

In amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”), we are advancing WVE-3972-01, which preferentially targets the transcript containing the GGGGCC (“G4C2”) expansion in the C9ORF72 gene. WVE‑3972‑01 is designed to minimize the impact on normal C9ORF72 protein levels in patients, thereby reducing potential on-target risk.

The G4C2 expansion in the C9ORF72 gene is the most common cause of familial ALS and FTD and is a strong genetic risk factor for non-inherited (sporadic) forms of ALS and FTD. Subject to our submission of clinical trial applications and approval to proceed, we would expect to deliver topline clinical data for WVE‑3972‑01 in the second half of 2020.

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

Neurology: Muscle

•

Duchenne muscular dystrophy (“DMD”) is a genetic disorder caused by mutations in the DMD gene that result in dysfunctional dystrophin protein. DMD impacts approximately one in every 5,000 newborn boys each year, resulting in approximately 20,000 new cases worldwide annually. In DMD, we are advancing WVE-210201, which targets exon 51, a region within the precursor messenger RNA (“pre-mRNA”) that is transcribed from the dystrophin gene (also referred to as the “DMD” gene). In November 2017, we initiated a global, multicenter, double-blind, randomized, placebo-controlled, single-ascending dose Phase 1 clinical trial of WVE-210201 administered intravenously. The primary endpoint of the trial is safety and tolerability.  The trial is expected to enroll approximately 40 patients, ages 5-18, who are amenable to exon 51 skipping.  The Phase 1 inclusion criteria allow for participation by both ambulatory and non-ambulatory boys, as well as those previously treated with eteplirsen or ataluren following an appropriate washout period. Safety data from the Phase 1 clinical trial are anticipated by the end of the fourth quarter of 2018. As patients complete the Phase 1 trial, they have the option to enroll in an ongoing open label extension (“OLE”) study in which they continue to receive WVE-210201. The OLE is expected to enroll up to 40 patients who previously participated in the Phase 1 clinical trial.  Patients in the OLE are undergoing quarterly clinical assessments using validated clinical outcome measures and are having muscle biopsies taken so that interim analysis may be conducted by measuring dystrophin expression using a standardized Western blot. We remain on track to deliver an interim analysis of dystrophin expression in muscle biopsies from our ongoing OLE in the second half of 2019.

•

Our second development program in DMD, WVE-N531, targets exon 53. Subject to our submission of clinical trial applications and approval to proceed, we would expect to deliver topline clinical data for WVE‑N531 in the second half of 2020.

•

Also in DMD, we are exploring programs targeting DMD exons 44, 45, 52, 54 and 55 and investigating alternative forms of delivery, including subcutaneous administration, for our existing and future DMD programs.

•

Outside of DMD, we are conducting research to identify potential targets for other neuromuscular diseases where our novel platform technology, candidate discovery and rational design process may be most effective.

Ophthalmology

•

We are designing and advancing stereopure oligonucleotide therapeutics for the potential treatment of rare, inherited eye diseases. Our research is assessing four inherited retinal diseases, which typically begin in childhood or adolescence and commonly lead to progressive vision loss: retinitis pigmentosa due to a P23H mutation in the RHO gene, Stargardt disease, Usher syndrome type 2A and Leber congenital amaurosis 10. Our preclinical data demonstrate that a single intravitreal injection of stereopure oligonucleotide in the eye of non-human primates resulted in greater than 95% knockdown of a target RNA in the retina for at least four months. Based on these data, we are working to design candidates that could achieve a therapeutic effect with only two doses per year. We expect to announce our first ophthalmology candidate in the second half of 2019.

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

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss was $108.8 million and $71.2 million in the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, we had an accumulated deficit of $301.8 million and $192.7 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

Revenue

We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenue during the nine months ended September 30, 2018 represents revenue earned under our two collaboration agreements: the Pfizer Collaboration Agreement (as defined in Note 4 in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (“Note 4”)), which was entered into in May 2016, and the Takeda Collaboration Agreement (as defined in Note 4), which became effective in April 2018. Our revenue during the nine months ended September 30, 2017 represents revenue earned under the Pfizer Collaboration Agreement only. The only revenue generating license or collaboration agreements to which we are currently a party are the Pfizer Collaboration Agreement and the Takeda Collaboration Agreement.

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

The table below summarizes our research and development expenses incurred for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
HD programs	$3,786	$2,144	$11,127	$6,637
DMD programs	7,167	4,178	14,608	11,089
ALS and FTD programs	1,016	183	5,114	693
Other discovery and development programs, platform development and identification of potential drug discovery candidates	20,907	13,592	63,770	35,521
Total research and development expenses	$32,876	$20,097	$94,619	$53,940

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

Income Taxes

We are a Singapore multi-national company subject to taxation in the United States and various other jurisdictions. The income tax provision recorded during the nine months ended September 30, 2018 was mainly the result of return to provision adjustments related to the filing of our Japanese subsidiary’s 2017 tax return. The income tax provision recorded during the nine months ended September 30, 2017 was primarily the result of the establishment of a valuation allowance against our U.S. deferred tax assets.

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

Our significant accounting policies, judgments and estimates are described in Note 2 in the 2017 Annual Report on Form 10-K, as well as under the header “Revenue Recognition” in Note 2 in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (“Note 2”). We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations. Furthermore, we believe that of our significant accounting policies, the estimates and assumptions involved in our revenue recognition policy, particularly (a) assessing the number of performance obligations; (b) determining the transaction price; (c) allocating the transaction price to the performance obligations in the contract; and (d) determining the pattern over which performance obligations are satisfied, including estimates to complete performance obligations; involve a greater degree of judgment, and therefore we consider it our critical accounting policy. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

Our critical accounting policy of revenue recognition changed during the nine months ended September 30, 2018, due to our adoption of ASC 606 (as defined in Note 2) on January 1, 2018, which is discussed in detail in Note 2.

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Revenue	$4,493	1,315	$3,178
Operating expenses:
Research and development	32,876	20,097	12,779
General and administrative	9,849	7,571	2,278
Total operating expenses	42,725	27,668	15,057
Loss from operations	(38,232)	(26,353)	(11,879)
Other income (expense), net	601	441	160
Loss before income taxes	(37,631)	(25,912)	(11,719)
Income tax benefit (provision)	—	418	(418)
Net loss	$(37,631)	$(25,494)	$(12,137)

Revenue

Revenue of $4.5 million for the three months ended September 30, 2018 was earned under the Pfizer Collaboration Agreement and the Takeda Collaboration Agreement. Revenue of $1.3 million for the three months ended September 30, 2017 was earned under the Pfizer Collaboration Agreement only. The $3.2 million increase year over year was due to increased revenue earned under the Takeda Collaboration Agreement, which became effective in April 2018. Revenue for both periods is presented under ASC 606.

Research and Development Expenses

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
HD programs	$3,786	$2,144	$1,642
DMD programs	7,167	4,178	2,989
ALS and FTD programs	1,016	183	833
Other discovery and development programs, platform development and identification of potential drug discovery candidates	20,907	13,592	7,315
Total research and development expenses	$32,876	$20,097	$12,779

Research and development expenses were $32.9 million for the three months ended September 30, 2018, compared to $20.1 million for the three months ended September 30, 2017. The increase of $12.8 million was due primarily to the following:

•	an increase of $1.6 million in preclinical and clinical external expenses related to our HD programs;
•	an increase of $3.0 million in preclinical and clinical external expenses related to our DMD programs;
•	an increase of $0.8 million in preclinical external expenses related to our ALS program and our FTD program, each of which targets C9ORF72; and
•

an increase of $7.3 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, platform development and identification of potential drug discovery candidates, due to an increase of $3.2 million in compensation-related expenses, which is the result of organizational growth, an increase of $3.3 million in research and development supplies and services expenses and other operating expenses and an increase of $0.8 million in facility-related expenses.

General and Administrative Expenses

General and administrative expenses were $9.8 million for the three months ended September 30, 2018, as compared to $7.6 million for the three months ended September 30, 2017. The increase of $2.2 million was primarily due to a $1.6 million increase in compensation-related costs resulting from an increase in employee headcount. Increased professional services expenses and other general and administrative operating expenses account for the remaining increase of approximately $0.6 million.

Income Tax Benefit (Provision)

During the three months ended September 30, 2018 and 2017, we recorded no income tax benefit or provision and an income tax benefit of $0.4 million, respectively. No income tax benefit or provision was recorded during the three months ended September 30, 2018 as a result of having a full valuation in all jurisdictions. The income tax benefit recorded during the three months ended September 30, 2017 was the result of the implementation of a revised international corporate structure aligned with our international operations. We recorded no income tax benefits for the net operating losses incurred during the three months ended September 30, 2018 in Singapore, the United States, the United Kingdom or Ireland, due to uncertainty regarding future taxable income in these jurisdictions. We recorded no income tax benefits for the net operating losses incurred during the three months ended September 30, 2017 in Singapore, Japan, the United Kingdom or Ireland, due to uncertainty regarding future taxable income in these jurisdictions.

Comparison of the nine months ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Revenue	$10,794	2,795	$7,999
Operating expenses:
Research and development	94,619	53,940	40,679
General and administrative	26,755	20,088	6,667
Total operating expenses	121,374	74,028	47,346
Loss from operations	(110,580)	(71,233)	(39,347)
Other income (expense), net	1,986	1,081	905
Loss before income taxes	(108,594)	(70,152)	(38,442)
Income tax benefit (provision)	(172)	(1,035)	863
Net loss	$(108,766)	$(71,187)	$(37,579)

Revenue

Revenue was earned under the Pfizer Collaboration Agreement, which was entered into in May 2016, during the nine months ended September 30, 2018 and 2017. Additionally, during the nine months ended September 30, 2018, revenue was earned under the Takeda Collaboration Agreement. There was $10.8 million in revenue for the nine months ended September 30, 2018, which represents an increase of $8.0 million in revenue over the $2.8 million in revenue for the nine months ended September 30, 2017. The increase year over year was due to revenue earned under the Takeda Collaboration Agreement, which became effective in April 2018, as well as increased revenue earned under the Pfizer Collaboration Agreement. Revenue for both periods is presented under ASC 606.

Research and Development Expenses

The table below summarizes our research and development expenses incurred for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
HD programs	$11,127	$6,637	$4,490
DMD programs	14,608	11,089	3,519
ALS and FTD programs	5,114	693	4,421
Other discovery and development programs, platform development and identification of potential drug discovery candidates	63,770	35,521	28,249
Total research and development expenses	$94,619	$53,940	$40,679

Research and development expenses were $94.6 million for the nine months ended September 30, 2018 compared to $53.9 million for the nine months ended September 30, 2017. The increase of approximately $40.7 million was due to the following:

•	an increase of $4.5 million in preclinical and clinical external expenses related to our HD programs;
•	an increase of $3.5 million in preclinical and clinical external expenses related to our DMD programs;
•	an increase of $4.4 million in preclinical external expenses related to our ALS program and our FTD program, each of which targets C9ORF72; and
•

an increase of $28.2 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, platform development and identification of potential drug discovery candidates, due to an increase of $10.9 million in compensation-related expenses, which is the result of organizational growth, an increase of $14.0 million in research and development supplies and services expenses and other operating expenses and an increase of $3.3 million in facility-related expenses.

General and Administrative Expenses

General and administrative expenses were $26.8 million for the nine months ended September 30, 2018, compared to $20.1 million for the nine months ended September 30, 2017. The increase of approximately $6.7 million was primarily due to a $4.2 million increase in compensation-related costs resulting from an increase in employee headcount. Increased professional services expenses and other general and administrative operating expenses account for the remaining increase of approximately $2.5 million.

Income Tax Benefit (Provision)

During the nine months ended September 30, 2018 and 2017, we recorded an income tax provision of $0.2 million and $1.0 million, respectively. The income tax provision recorded during the nine months ended September 30, 2018 was mainly the result of return to provision adjustments related to the filing of our Japanese subsidiary’s 2017 tax return. The income tax provision recorded during the nine months ended September 30, 2017 was primarily the result of the establishment of a valuation allowance against our U.S. deferred tax assets. We recorded no income tax benefits for the net operating losses incurred during the nine months ended September 30, 2018 in Singapore, the United States, the United Kingdom or Ireland, due to uncertainty regarding future taxable income in these jurisdictions. We recorded no income tax benefits for the net operating losses incurred during the nine months ended September 30, 2017 in Singapore, Japan, the United Kingdom or Ireland, due to uncertainty regarding future taxable income in these jurisdictions.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net losses. To date, we have primarily funded our operations through private placements of debt and equity securities, public offerings of our ordinary shares and collaborations with third parties. Through September 30, 2018, we have received an aggregate of approximately $493.2 million in net proceeds from these transactions. We received $89.3 million in net proceeds from private placements of our debt and equity securities, $100.4 million in net proceeds from our initial public offering, inclusive of the over-allotment exercise, $40.0 million under the Pfizer Agreements (as defined in Note 4), including $10.0 million as an upfront payment under the Pfizer Collaboration Agreement and $30.0 million in the form of an equity investment, $93.5 million in net proceeds from our April 2017 follow-on underwritten public offering and $170.0 million of upfront payments under the Takeda Agreements (as defined in Note 4), including $110.0 million as an upfront payment under the Takeda Collaboration Agreement (as defined in Note 4) and $60.0 million in the form of an equity investment.

As of September 30, 2018, we had cash and cash equivalents totaling $210.5 million, an accumulated deficit of $301.8 million and restricted cash of $3.6 million related to letters of credit for our leased premises in Cambridge, Massachusetts and Lexington, Massachusetts.

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

Cash Flows

The following table summarizes our cash flow activity:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$9,958	$(60,917)
Net cash used in investing activities	(6,475)	(14,808)
Net cash provided by financing activities	64,448	93,785
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	65	118
Net increase in cash, cash equivalents and restricted cash	$67,996	$18,178

Operating Activities

During the nine months ended September 30, 2018, operating activities provided approximately $10.0 million of cash, primarily due to changes in our operating assets and liabilities of $102.8 million and non-cash charges of $15.9 million, offset by our net loss of $108.8 million. The largest changes in operating assets and liabilities were an increase of $164.2 million in deferred revenue and an increase of $59.0 million in accounts receivable, which were primarily driven by the upfront consideration received and accounts receivable recorded upon entry into the Takeda Collaboration Agreement, as well as an increase of $5.7 million in prepaid expenses and other current assets. The non-cash charges for the nine months ended September 30, 2018 were mainly related to share-based compensation expense of $11.6 million and depreciation expense of $3.9 million.

During the nine months ended September 30, 2017, operating activities used $60.9 million of cash, due to our net loss of $71.2 million and changes in operating assets and liabilities of $3.9 million, offset by non-cash charges of $14.2 million. The non-cash charges for the nine months ended September 30, 2017 were mainly related to share-based compensation of $9.0 million and an increase in deferred rent of $3.2 million.

Investing Activities

During the nine months ended September 30, 2018, investing activities used $6.5 million of cash, related to purchases of property and equipment.

During the nine months ended September 30, 2017, investing activities used $14.8 million of cash, related to purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $64.4 million, which was primarily due to the $60.0 million in proceeds from the issuance of 1,096,892 ordinary shares to Takeda and $4.5 million in proceeds from the exercise of share options.

During the nine months ended September 30, 2017, net cash provided by financing activities was $93.8 million, which was primarily due to the $93.5 million in net proceeds from the April 2017 follow-on underwritten public offering of 4,166,667 ordinary shares.

Effect of Foreign Exchange Rates on Cash

During the nine months ended September 30, 2018, the effect of changes in foreign exchange rates was an increase in cash and cash equivalents of $0.1 million, due to fluctuations in foreign exchange rates from December 31, 2017 to September 30, 2018.

During the nine months ended September 30, 2017, the effect of changes in foreign exchange rates was an increase in cash and cash equivalents of $0.1 million, due to fluctuations in foreign exchange rates from December 31, 2016 to September 30, 2017.

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

•	conduct research and preclinical development of discovery targets and advance additional programs into clinical development;
•	file clinical trial applications with global regulatory agencies and conduct clinical trials for our programs;
•	expand our research and development activities to design and advance potential treatments for rare, inherited eye diseases;
•	make strategic investments in expanding our research and development platform capabilities and in optimizing our manufacturing processes and formulations;
•	further expand our manufacturing capabilities through our internal facility and our CMOs;
•	maintain our intellectual property portfolio and consider the acquisition of complementary intellectual property;
•	seek and obtain regulatory approvals for our product candidates; and
•	establish and build capabilities to market, distribute and sell our product candidates.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2018 that have, or were reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Foreign Currency Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial condition, the results of our operations and our cash flows. For the three and nine months ended September 30, 2018 and 2017, changes in foreign currency exchange rates did not have a material impact on our historical financial position, business, financial condition, results of operations or cash flows.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations for the three and nine months ended September 30, 2018 and 2017.

Capital Market Risk

We currently have no product revenues and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our share price.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” that appear in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 12, 2018, as amended (the “2017 Annual Report on Form 10-K”), and in Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2018, which was filed with the SEC on August 9, 2018 (the “June 30 Quarterly Report on Form 10-Q”), which could materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed in the 2017 Annual Report on Form 10-K, as supplemented and amended by the risk factors disclosed in the June 30 Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2018.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The information set forth in this paragraph is included herein for the purpose of providing the disclosure required under “Item 1.01 - Entry into a Material Definitive Agreement” of Form 8-K. We are a party to that certain Investors’ Rights Agreement dated as of August 14, 2015 between us and the shareholders who are parties thereto (the “IRA”), pursuant to which certain of these shareholders are entitled to demand, Form S-3, and piggyback registration rights that were set to expire on the earliest of (i) the third anniversary of the closing of our initial public offering, or November 16, 2018 (the “Expiration Date Certain”), (ii) a deemed liquidation event, or, (iii) with respect to any holder of registrable securities, such earlier time as all such registrable securities held by such holder are available for resale without limitation during a three-month period without registration pursuant to Rule 144 or another similar exemption under the Securities Act. On November 8, 2018, we amended the IRA to change the Expiration Date Certain from November 16, 2018 to December 31, 2019.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.1+	Non-Employee Director Compensation Policy, as amended, effective as of August 13, 2018	X

10.2	Amendment No. 1 to Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of November 8, 2018	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

(+)	Indicates management contract or compensatory plan or arrangement.
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

Date: November 9, 2018

WAVE LIFE SCIENCES LTD.

By:	/s/ Paul B. Bolno, M.D.
Paul B. Bolno, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith C. Regnante
Keith C. Regnante
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)