Form 10-K
period 2018-12-31
Wave Life Sciences Ltd.
filed 2019-03-01
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the ordinary shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2018) was $746,006,159. The number of outstanding ordinary shares of the registrant as of February 26, 2019 was 34,192,106.

DOCUMENTS INCORPORATED BY REFERENCE

If the Registrant’s Definitive Proxy Statement relating to the 2019 Annual General Meeting of Shareholders (the “Proxy Statement”) is filed with the Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, then portions of the Proxy Statement will be incorporated by reference into Part III of this Annual Report on Form 10-K. If the Proxy Statement is not filed within such 120-day period, then the Registrant will file an amendment to this Annual Report within such 120-day period that will contain the information required to be included or incorporated by reference into Part III of this Annual Report.

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

The Wave Life Sciences Ltd. and Wave Life Sciences Pte. Ltd. names, the Wave Life Sciences mark, PRISM and the other registered and pending trademarks, trade names and service marks of Wave Life Sciences Ltd. appearing in this Annual Report on Form 10-K are the property of Wave Life Sciences Ltd. This Annual Report on Form 10-K also contains additional trade names, trademarks and service marks belonging to Wave Life Sciences Ltd. and to other companies. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K are referred to without the ® and ™ symbols, but such reference should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I

Item 1.	Business

Overview

We are a clinical-stage genetic medicines company committed to delivering life-changing treatments for people battling devastating diseases. Using PRISM, our proprietary discovery and drug development platform that enables the precise design, optimization and production of novel stereopure oligonucleotides, we aspire to develop best in class medicines across multiple therapeutic modalities.

Nucleic acid therapeutics, including oligonucleotides, are a growing and innovative class of drugs comprised of a sequence of nucleotides that are linked together by a backbone of chemical bonds. We are initially developing oligonucleotides that target the ribonucleic acid (“RNA”) to either reduce the expression of disease-promoting proteins or transform the production of dysfunctional mutant proteins into the production of functional proteins. RNA is a critical molecule that can adopt complex three-dimensional structures and affect various cellular functions. By intervening at the RNA level, we have the potential to address diseases that have historically been difficult to treat with small molecules or biologics. Oligonucleotides have additional advantages as a therapeutic class including the ability to target multiple tissue types, often without the need for a delivery vehicle, and the ability to modulate the frequency of dosing to ensure broad distribution within tissues and account for cell turnover. Oligonucleotides also have well-established manufacturing processes and validated test methods based on decades of improvements.

The oligonucleotides we are developing with PRISM are stereopure. A stereopure oligonucleotide is comprised of molecules with atoms precisely arranged in three-dimensional orientations at each linkage. We believe that controlling the position of the sulfur atom following phosphorothioate (“PS”) modification will optimize the pharmacological profile of our oligonucleotides by maximizing the potential therapeutic benefit while minimizing the potential for side effects and safety risks. The stereopure oligonucleotides we are developing differ from the mixture-based oligonucleotides currently on the market or in development by others. Our preclinical studies have demonstrated that our stereopure oligonucleotides may achieve superior pharmacological properties compared with mixture-based oligonucleotides. Through our work in developing stereopure oligonucleotides, we have created and continue to evolve PRISM, our proprietary discovery and drug development platform.

PRISM enables us to target genetically defined diseases with stereopure oligonucleotides across multiple therapeutic modalities. PRISM combines our unique ability to construct stereopure oligonucleotides with a deep understanding of how the interplay among oligonucleotide sequence, chemistry and backbone stereochemistry impacts key pharmacological properties. By exploring these interactions through iterative analysis of in vitro and in vivo outcomes and artificial intelligence-driven predictive modeling, we continue to define design principles that we deploy across programs to rapidly develop and manufacture clinical candidates that meet pre-defined product profiles.

Our goal is to develop and commercialize disease-modifying medicines for genetically defined diseases with a high degree of unmet medical need, and to become a fully integrated genetic medicines company. Our initial focus for our clinical development programs is in neurology, which we broadly define as genetic diseases within the neuromuscular system and central nervous system. We are conducting clinical trials of our lead program in Duchenne muscular dystrophy (“DMD”) targeting exon 51 and our two lead programs in Huntington’s disease (“HD”). We are advancing three additional development programs, targeting exon 53 in DMD and C9ORF72 in amyotrophic lateral sclerosis and frontotemporal dementia, and, subject to our submission of clinical trial applications and approval to proceed, we would expect topline clinical data readouts from these programs in the second half of 2020. In addition to neurology, we are advancing discovery research in ophthalmologic disorders, specifically inherited retinal diseases, and in hepatic diseases, and we expect to make continued investments in expanding the breadth of our portfolio. In further support of our pipeline, we continue to make substantial investments in, and leverage, PRISM to potentially develop the next generation of stereopure oligonucleotides. We have also established and continue to enhance our internal current good manufacturing practices (“cGMP”) manufacturing capabilities to increase control and visibility of our drug substance supply chain. These investments further improve our ability to secure drug substance for current and future development activities and may provide commercial-scale manufacturing capabilities.

Our Current Programs

Additional details regarding our programs are set forth below.

Neurology: Muscle

•

DMD is a genetic disorder caused by mutations in the DMD gene that result in dysfunctional dystrophin protein. DMD impacts approximately one in every 5,000 newborn boys each year, resulting in approximately 20,000 new cases worldwide annually. In DMD, we are advancing suvodirsen (WVE-210201), which targets exon 51, a region within the precursor messenger RNA (“pre-mRNA”) that is transcribed from the dystrophin gene (also referred to as the “DMD” gene). In November 2017, we initiated a global, multicenter, double-blind, randomized, placebo-controlled, single-ascending dose Phase 1 clinical trial of suvodirsen administered intravenously. The primary endpoint of the trial was safety and tolerability. The Phase 1 inclusion criteria allowed for participation by patients who are amenable to exon 51 skipping, ages 5-18, ambulatory and non-ambulatory, as well as those previously treated with eteplirsen or ataluren following an appropriate washout period. On December 6, 2018, we announced that the safety and tolerability data from the Phase 1 trial support initiation of a Phase 2/3 clinical trial of suvodirsen and that we selected a dose for the Phase 2/3 trial. We plan to present the results from the Phase 1 trial, as well as details of the Phase 2/3 trial design, at upcoming scientific meetings. As patients complete the Phase 1 trial, they have the option to enroll in an ongoing open label extension study (“OLE”) in which they continue to receive suvodirsen. The OLE is expected to enroll up to 40 patients who previously participated in the Phase 1 trial. Patients in the OLE are undergoing quarterly clinical assessments using validated clinical outcome measures and are having muscle biopsies taken so that an interim analysis may be conducted by measuring dystrophin expression using a standardized Western blot. Data from this interim analysis are intended to be an important component of a submission to the U.S. Food and Drug Administration (“FDA”) for accelerated approval of suvodirsen in the United States, and we remain on track to deliver these data in the second half of 2019. We anticipate initiating the global, placebo-controlled Phase 2/3 efficacy and safety clinical trial of suvodirsen in 2019. The Phase 2/3 trial is designed to measure clinical efficacy and dystrophin expression, and we intend to use the results of this trial to seek regulatory approvals globally. On January 3, 2019, we announced that the Phase 2/3 trial of suvodirsen had been selected for the FDA pilot program for complex innovative trial designs (“CID pilot program”). In evaluating submissions for the CID pilot program, the FDA considered two key criteria: the innovative features of the Phase 2/3 trial design and the therapeutic need (i.e., therapeutics being developed for use in disease areas where there are limited or no treatment options). Through the CID pilot program, we intend to reduce the number of patients required to deliver conclusive clinical efficacy results, thereby minimizing the number of patients required in the placebo treatment arm and potentially accelerating completion of the trial. This marks the first time that the FDA has selected clinical protocols for its CID pilot program that was announced in August 2018.

•

Our second development program in DMD, WVE-N531, targets exon 53. Subject to our submission of clinical trial applications and approval to proceed, we would expect to deliver topline clinical data for WVE-N531 in the second half of 2020.

•

Also in DMD, we are exploring programs targeting DMD exons 44, 45, 52, 54 and 55 and investigating alternative forms of delivery, including subcutaneous administration, for our existing and future DMD programs.

•

In addition to DMD, we are conducting research to identify potential targets for other neuromuscular diseases where PRISM, our proprietary discovery and drug development platform may be most effective.

Neurology: Central Nervous System (“CNS”)

•

In HD, we are advancing two programs, WVE-120101 and WVE-120102, each targeting a disease-associated single nucleotide polymorphism (“SNP”) within the huntingtin gene (“HTT”): rs362307 (“HTT SNP1”) and rs362331 (“HTT SNP2”), respectively. Targeting mRNA transcript with these SNPs allows us to lower the mutant allele transcript, while leaving the healthy transcript relatively intact. We commonly refer to this method (or approach) as “allele specific targeting.” SNPs are naturally occurring variations within a given genetic sequence and in certain instances can be used to distinguish between two related copies of a gene where only one is associated with the expression of a disease-causing protein. We have shown that by targeting HTT SNP1 and HTT SNP2 in preclinical in vitro studies, the production of disease-causing proteins associated with HD can be reduced. As part of ongoing, required and routine toxicology support of our clinical programs, we continue to conduct in vivo nonclinical toxicology studies for WVE-120101 and WVE-120102. A recent in vivo micronucleus assay yielded results that require additional nonclinical studies that we are planning to conduct. In July 2017, we initiated PRECISION-HD, a global clinical program consisting of the PRECISION-HD1 and PRECISION-HD2 clinical trials. PRECISION-HD1 and PRECISION-HD2 are two parallel, multicenter, double-blind, randomized, placebo-controlled Phase 1b/2a clinical trials evaluating WVE-120101 and WVE-120102, respectively, administered intrathecally, consisting of single-ascending dose and multiple-ascending dose portions. The primary objective of these two trials is to assess the safety and tolerability of intrathecal doses of WVE-120101 and WVE-120102, respectively, in early manifest HD patients. Additional objectives include measurement of total HTT protein and mutant HTT protein, and exploratory pharmacokinetic, pharmacodynamic, clinical and MRI endpoints. Each trial is expected to enroll approximately 50 Stage I or Stage II HD patients, ages 25-65, who have screened positively for the presence of SNP1 or SNP2. Outside of the United States, we are enrolling patients in both the single-ascending dose and multiple-ascending dose portions of the PRECISION-HD1 and PRECISION-HD2 trials. In the United States, we received approvals to proceed with the single-dose portions of both trials. However, the FDA indicated to us that we cannot progress to the multiple-ascending dose portions of these trials in the United States unless we conduct an additional preclinical study and present the resulting data to the FDA for its review. For the single-dose portion of the PRECISION-HD1 trial in the United States, escalation to our highest proposed doses is subject to the FDA’s review and approval of additional monitoring plans. We expect to deliver topline clinical data from the PRECISION-HD trials in the first half of 2019.

•

In amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”), we are advancing WVE-3972-01, which preferentially targets the transcript containing the GGGGCC (“G4C2”) expansion in the C9ORF72 gene. WVE-3972-01 is designed to minimize the impact on normal C9ORF72 protein in patients, thereby reducing potential on-target risk. The G4C2 expansion in the C9ORF72 gene is the most common cause of familial ALS and FTD and is a strong genetic risk factor for non-inherited (sporadic) forms of ALS and FTD. Subject to our submission of clinical trial applications and approval to proceed, we would expect to deliver topline clinical data for WVE-3972-01 in the second half of 2020.

•

In spinocerebellar ataxia 3 (“SCA3”), we are advancing a lead candidate targeting ATXN3. SCA3 is a rare, hereditary (autosomal dominant), progressive, neurodegenerative disorder that is caused by a CAG-repeat expansion in the ATXN3 gene.

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

Ophthalmology

•

We are designing and advancing stereopure oligonucleotides for the potential treatment of rare, inherited eye diseases. Our research is assessing four inherited retinal diseases, which typically begin in childhood or adolescence and commonly lead to progressive vision loss: retinitis pigmentosa due to a P23H mutation in the RHO gene, Stargardt disease, Usher syndrome type 2A and Leber congenital amaurosis 10. Our preclinical data demonstrate that a single intravitreal injection of stereopure oligonucleotide in the eye of non-human primates resulted in greater than 95% knockdown of a target RNA in the retina for at least four months. Based on these data, we are working to design candidates that could achieve a therapeutic effect with only two doses per year. We expect to announce our first ophthalmology candidate in the second half of 2019.

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

Our Strategy

We are building a fully integrated genetic medicines company by leveraging PRISM to design, develop and commercialize optimized disease-modifying medicines for indications with a high degree of unmet medical need in genetically defined diseases. Our initial programs are focused in neurology and are aimed at addressing DMD, HD, ALS, FTD and SCA3. In parallel to our neurology programs, we are advancing preclinical programs in ophthalmology and hepatic diseases as well as exploring additional therapeutic areas that may benefit from the application of our platform.

The key components of our strategy are as follows:

•

Maintain and extend our leadership in oligonucleotides. We intend to establish a dominant position in the field of oligonucleotides, advancing basic research and pharmacology using stereochemistry across multiple therapeutic modalities and target classes. Through PRISM, our efforts continue to reveal structure-activity relationships among sequence, chemistry and backbone stereochemistry that may allow us to tune the activity of our oligonucleotides in a previously unexplored modality-specific manner.

•

Rapidly advance our clinical development programs. We are advancing three programs currently in clinical development: suvodirsen targeting exon 51 in DMD and WVE-120101 and WVE-120102, targeting HTT SNP1 and HTT SNP2, respectively, in HD. We expect to deliver topline data from our two Phase 1b/2a trials in HD in the first half of 2019. In DMD, we expect to deliver an interim analysis of dystrophin expression from the OLE for suvodirsen in the second half of 2019.

•

Sustain our leadership in neurology. We are committed to transforming the care of rare genetic diseases in neurology, which we broadly define as the neuromuscular system and the CNS. Our current neurology development programs offer a foundation from which to transform our company into a fully integrated commercial organization. We also believe there are additional areas within neurology, specifically neurodegenerative movement disorders, neuromuscular diseases beyond DMD and neurodegenerative dementias, that we can uniquely address with PRISM to reach underserved patient populations.

•

Expand our pipeline. We remain intent on making disciplined investments in our platform to enable a sustainable discovery and development engine for future growth. We believe PRISM will yield optimized oligonucleotide candidates to deepen our pipeline in neurologic and hepatic diseases, as well as to allow us to broaden our pipeline into additional therapeutic areas, such as ophthalmology, where our initial focus is in rare, inherited retinal diseases. We will continue to pursue these investments through wholly-owned programs as well as through potential partnerships and collaborations.

•

Leverage manufacturing leadership in stereopure oligonucleotides. We have built a hybrid internal / external manufacturing model that gives us the capability to produce stereopure oligonucleotides at scales from one micromole to potential commercial scale. We believe that leveraging our internal manufacturing capabilities based in our Lexington, Massachusetts facility along with expertise from established Contract Manufacturing Organizations (“CMOs”) facilitates our growth and enhances our ability to secure drug substance for current and future development activities.

Oligonucleotides

The majority of traditional therapeutics, such as small molecules and biologics, work by interacting with proteins that contribute to the disease. However, there are thought to be a limited number of “druggable” proteins; it is currently estimated that approximately 80% of human protein targets cannot be addressed by these conventional approaches. In contrast, we believe that directing medicines to the RNA, which is critical to the production of proteins, rather than to the proteins themselves, has the potential to significantly increase the number of druggable targets. We also believe that utilizing and building upon the established scientific, regulatory, operational and commercial knowledge base with regard to genetic medicines that target RNA gives us the best chance of success to rapidly deliver therapies to the patients who need them.

Nucleic acid therapeutics, including oligonucleotides, are an innovative class of drugs that can modulate the function of target RNAs to ultimately affect the production of disease-associated proteins or prevent the accumulation of pathogenic RNA species, which are emerging as important factors in human disease. Oligonucleotides can regulate protein and RNA via several different molecular mechanisms. These mechanisms can be broadly categorized as silencing, those that promote degradation of the target RNA, including antisense and RNAi; splicing, those that involve binding to the target RNA and modulating its function by promoting exon skipping; and RNA-guided gene editing.

The unique capability of oligonucleotides to address a wide range of genomic targets that impact multiple therapeutic areas creates potentially significant market opportunities for us to develop molecules to treat a broad spectrum of human diseases, including diseases where no medicines currently exist or for which existing treatments are not optimal.

The oligonucleotides we are currently developing employ the following molecular mechanisms:

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

Design of Oligonucleotides

Oligonucleotides are largely comprised of chemically modified, short-length RNA or deoxyribonucleic acid (“DNA”) strands, commonly known as oligonucleotides. Oligonucleotides are comprised of a sequence of nucleotides—the building blocks of RNA and DNA—that are linked together by a backbone of chemical bonds. In nucleic acid molecules that have not been modified for therapeutic use, the nucleotides are linked by phosphodiester (“PO”) bonds, as shown below.

Such unmodified nucleic acid molecules are unsuitable for use as therapeutics because they are rapidly degraded by enzymes called nucleases that are widely distributed in the human body, are rapidly cleared by the kidneys and are taken up poorly by targeted cells. The industry has employed chemical modifications of the nucleotides and PO bonds that improve the stability, biodistribution and cellular uptake of oligonucleotides.

The phosphorothioate (“PS”) modification was one of the earliest and remains one of the most common backbone modifications used in oligonucleotides. When introducing a PS modification, one of the nonbridging oxygen (O) atoms bonded to a phosphorus (P) atom is replaced with a sulfur (S) atom. This modification improves the stability of oligonucleotides by making them less susceptible to enzymatic degradation. Further, PS bond-containing oligonucleotides increase binding to plasma proteins, which improves biodistribution by preventing rapid renal excretion of these molecules.

Whereas traditional chemistry platforms for oligonucleotides require the full replacement of the naturally occurring PO with PS, we can judiciously use a combination of PO and PS in our stereopure nucleic acids. We believe this flexibility to selectively employ PS modifications only where desired may provide control over pharmacodynamics and may improve the safety of our product candidates.

The first FDA approval of a nucleic acid therapeutic occurred in 1998, and the most recent was in 2018. Nucleic acid therapeutic candidates that employ PS modifications are being developed by several different companies. PS modification is accepted as a state-of-the-art advancement in the field. We believe that PS modification will remain a key component of nucleic acid therapeutic development.

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

Prior to the development of our technology, it was not possible to create stereopure PS-modified oligonucleotides, meaning molecules where the configuration of each chiral PS linkage is precisely controlled during chemical synthesis. Moreover, because of the sheer number of stereoisomers present in a mixture, it would be impractical, if not impossible, to physically isolate the most therapeutically optimal stereoisomer from within a mixture. For these reasons, all PS-modified oligonucleotides currently on the market and in development by others are mixtures of many stereoisomers, which we believe are not optimized for stability, catalytic activity, efficacy or toxicity.

In small molecule therapeutics, U.S. regulators have long sought to eliminate the risks potentially posed by drug mixtures containing multiple stereoisomers. Since 1992, the FDA has recommended full molecular characterization of stereoisomers within small-molecule drug mixtures. Historically, it has not been possible to achieve such characterization for nucleic acid therapeutic drug mixtures, which can contain tens of thousands to millions of distinct pharmacological entities. Based on our published and ongoing preclinical studies, we believe that we can design and synthesize stereopure PS-modified oligonucleotides that demonstrate superior pharmacological properties compared with mixture-based oligonucleotides. We believe that PRISM has the potential to set a new industry standard for the molecular characterization of complex nucleic acid therapeutic drug mixtures.

Our Solution: PRISM

We have developed proprietary chemistry that enables the development of novel PO/PS-modified oligonucleotides in which stereochemistry is precisely controlled. This degree of control enables us to both rationally design and synthesize optimized stereopure oligonucleotides. We have published both our proprietary chemistry platform and its application to synthesize stereopure oligonucleotides in Nature Biotechnology (Iwamoto N, et al. Nature Biotechnol. 2017;35(9):845-851).

Through PRISM, our proprietary discovery and drug development platform, we have discovered and expect to continuously elaborate on the relationships between the chemical makeup of an oligonucleotide, including the three-dimensional orientation or arrangement of its atoms, and its pharmacology (i.e., stability of the drug, activity against the target, specificity for the target and immunogenicity of the drug). Our initial findings relating the stereochemical make up of oligonucleotides to their pharmacology were also featured in our Nature Biotechnology publication. In addition, we have defined relationships between various 2’-sugar modifications to the nucleotide (such as methoxy, methoxyethyl, fluoro, locked), and the stereochemistry of the backbone that enhances oligonucleotide pharmacology, providing an enhanced therapeutic profile.

Our rational process for designing stereopure oligonucleotides, which is based on the interplay among oligonucleotide sequence, chemistry and backbone stereochemistry, allows us to selectively optimize for the molecular mechanism in order to generate best-in-class oligonucleotides. We are using these ongoing discoveries to guide our drug development activities that we believe will lead to medicines that can be dosed at lower concentrations, less frequently, or both, as well as with improved therapeutic profiles.

Advantages of Our Approach

We believe that PRISM is a significant advancement in the development of oligonucleotides. The advantages of our approach include:

•

Ability to rationally design product candidates with optimized pharmacological properties. PRISM, our proprietary discovery and drug development platform, enables us to target genetically defined diseases with stereopure oligonucleotides across multiple therapeutic modalities. PRISM combines our unique ability to construct stereopure oligonucleotides with a deep understanding of how the interplay among oligonucleotide sequence, chemistry and backbone stereochemistry impacts key pharmacological properties. By exploring these interactions through iterative analysis of in vitro and in vivo outcomes and artificial intelligence-driven predictive modeling, we continue to define design principles that we deploy across programs to rapidly develop and manufacture clinical candidates that meet pre-defined product profiles.

•

Broad applicability. PRISM is applicable to oligonucleotides acting via multiple molecular mechanisms, including antisense, RNAi, exon skipping, splicing, RNA-guided gene editing, microRNA and others, and is compatible with a broad range of chemical modifications and targeting moieties.

•

Proprietary production of stereopure oligonucleotides. Our scientists have developed expertise in the techniques required to produce adequate supplies of PS-modified, stereopure oligonucleotide materials for our preclinical and planned clinical activities. In addition, we believe we have the intellectual property position and know-how necessary to protect, advance and scale these production processes to support our clinical trials and potential future commercial supply.

•

Scalability and Manufacturing. Our manufacturing process and technical expertise in designing stereopure oligonucleotides is unique. We believe that our scalable synthesis processes will allow us to meet demand for cGMP-qualified clinical trial supply, as well as the potential for commercial manufacturing at a cost of goods and potential cost-per-patient that are comparable to stereorandom oligonucleotides.

Our Proprietary Chemistry – Proof of Concept

In preclinical models, which we believe are predictive of human biology, we have demonstrated that stereochemistry and pharmacology are directly related, and that these relationships inform the rational design and production of oligonucleotides. In proof-of-concept studies, we have used PRISM to design and synthesize diverse sets of oligonucleotides, which allowed us to characterize and compare the behavior of various stereoisomers. These preclinical studies, some of which have been published in Nature Biotechnology, have demonstrated that by controlling stereochemistry, we can optimize multiple aspects of pharmacology, including stability, catalytic activity, efficacy, specificity, immunogenicity, enhanced delivery, and broad tissue distribution, which in turn, we believe will lead to an enhanced therapeutic profile. As with any drug under development, we cannot be certain that the same favorable pharmacological properties we have observed in preclinical studies for our stereopure oligonucleotides will translate to humans. See “Risk Factors – Risks Related to the Discovery, Manufacturing, Development and Commercialization of Our Product Candidates” for a discussion of the risks associated with the development of pharmaceuticals, and oligonucleotides in particular.

In our Nature Biotechnology paper, we describe our studies using stereopure oligonucleotides and oligonucleotide mixtures based on mipomersen. We studied mipomersen because, at that time, it was the only systemically administered nucleic acid therapeutic approved for commercialization, and documents from the regulatory bodies that evaluated mipomersen for marketing approval were publicly available. Mipomersen (currently marketed by Kastle Therapeutics and formerly marketed by Sanofi Genzyme, under the brand name Kynamro) is approved for the treatment of homozygous familial hypercholesterolemia and is designed to silence production of Apolipoprotein B (“APOB”) via an antisense mechanism. Although mipomersen received marketing authorization in the United States in 2012, concerns about the drug’s tolerability and liver and cardiovascular safety led the European Medicines Agency (“EMA”) to refuse to grant marketing authorization for the drug in the European Union. One of the EMA’s central concerns about mipomersen was that a high proportion of patients stopped taking the drug within two years, mainly due to side effects such as flu-like symptoms, injection-site reactions and liver toxicity. The EMA considered these side effects important because mipomersen is intended for long-term treatment to maintain its cholesterol-lowering effect.

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

Based on these studies and others, we believe we can synthesize stereopure oligonucleotides that possesses increased stability and catalytic activity, independent of nucleotide sequence.

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

We have also assayed immune activation of stereoisomers and the parent stereomixture in a human TLR9 reporter assay (left panel below) and a human peripheral blood mononuclear cell (“PBMC”) cytokine panel (right panel below, IL-6 and MIP-1β are key cytokines in B-cell and macrophage activation, respectively). In the TLR9 assay, the 5’methylcytosine (“5mC”)-modified stereomixture activated TLR9 activity, whereas our stereopure isomer did not. Similarly, the 5mC-modified stereomixture (Isomer-1) led to IL-6 and MIP-1β secretion from PBMCs, where our stereopure isomer (Isomer-2) did not. Prior research has indicated that 5mC and 2’-modifications to a nucleic acid therapeutic containing the immune-activating CpG motif are sufficient to limit immune activation. However, substantial immune activation persists even when these modifications are incorporated, as seen in these experiments. PRISM allows us to design stereoisomers that yield notably less activation of the immune system.

Based on these studies, we believe that it is possible to modulate complement activation and potentially reduce the immunogenicity of PS-modified oligonucleotides by controlling stereochemistry.

Enhanced Delivery

We have also investigated the relationship between stereochemistry and cellular uptake, which is the ability of oligonucleotides to penetrate cells and access the appropriate subcellular compartment (i.e., the nucleus) for them to engage with their intended target. Designing oligonucleotides that enter cells at sufficient concentrations to provide a therapeutic effect has been a challenge for the oligonucleotides field.

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

Broad Tissue Distribution

Using PRISM, we are able to design oligonucleotides that do not need delivery vehicles, such as conjugates or viral vectors, to reach many tissues. Our oligonucleotides can be delivered via multiple routes of administration and distributed to multiple tissues at levels sufficient to potently impact the expression of a target gene (e.g., MALAT1). As shown below, we achieved broad tissue distribution in CNS, eye and muscle tissue in mice with no delivery vehicle.

CNS and eye tissues were harvested 1-week post-dose. Muscle tissue was collected 3-days post-dose. All tissues were processed, and mRNA was quantified by qPCR. Plots show percentage of mRNA remaining (Malat1) with respect to control mRNA (Hprt). For CNS and muscle, each symbol represents one animal; for eye, each symbol represents one eye. SR: Stereorandom, ICV: intracerebroventricular, IVT: intravitreal, SC: subcutaneous.

In the CNS, we observe broad distribution of naked (unconjugated) oligonucleotides in mice after a single intracerebroventricular injection. Our oligonucleotides in clinical trials and in development for CNS programs are delivered by intrathecal injection.

Mice received a single 100 ug ICV injection of unconjugated, stereopure ASO targeting MALAT1. 10-weeks post-dose, CNS tissues were processed, and mRNA was quantified by qPCR. Plots show percentage of mRNA remaining (Malat1) with respect to control mRNA (Hprt). Each symbol represents one animal. Ctx: cortex, Str: striatum, Cb: cerebellum, Hp: hippocampus, SC: spinal cord, ICV: intracerebroventricular.

As we have expanded our investigations into the impact that stereochemistry has on the pharmacological properties of oligonucleotides, we have deployed the same patterns of backbone stereochemistry in the context of new and more diverse sequences and in the presence of distinct chemical modifications to the nucleoside. In these investigations, we have discovered an interplay between oligonucleotide sequence, chemistry and backbone stereochemistry: the impact that a particular pattern of backbone stereochemistry has on any one pharmacological property of an oligonucleotide can be augmented or curtailed by the oligonucleotide sequence or the accompanying chemical modifications. Our discovery efforts continuously elaborate on these relationships and have already revealed design rules that expedite the development of new candidates based on modality. The discovery of this interplay and delineation of design rules affords us an important advantage: to generate oligonucleotides that meet our desired product profiles, we can modulate a new and critical dimension of oligonucleotide therapeutics through the control of backbone stereochemistry, and we can modulate the sequence and chemistry. In certain situations, for example, when targeting a sequence containing a single-nucleotide polymorphism (SNP), the ability to modulate the target sequence can be limited. In these circumstances, our ability to control both backbone stereochemistry and chemistry increases the likelihood that we can develop a candidate that matches our desired product profile.

Our Initial Therapeutic Programs

Our most advanced therapeutic programs are in neurology, which we broadly define as genetic diseases within the neuromuscular system and CNS. Within neurology, we are focused on DMD, HD, ALS, FTD and SCA3. We have initiated clinical trials of suvodirsen, our lead program in DMD targeting exon 51, and our two lead programs in HD. We are advancing several other programs, including WVE-N531 targeting exon 53 in DMD, WVE-3972-01 targeting C9ORF72 in ALS and FTD and a program targeting ATXN3 in SCA3. We are also conducting preclinical research to develop a lead candidate in ophthalmology and continue to explore additional targets in CNS, neuromuscular and hepatic disorders.

See below for more information on these programs and the diseases we are targeting.

Duchenne Muscular Dystrophy

Background and Market Opportunity

DMD is a rare, genetic progressive neuromuscular disorder caused by mutations in the DMD gene on the X chromosome that affects approximately one in 5,000 newborn boys around the world (approximately 20,000 new cases annually). The dystrophin protein is part of a protein complex called the dystrophin-associated protein complex that acts as an anchor, connecting each muscle cell’s structural framework with a lattice of proteins and other molecules outside the cell through the muscle cell membrane. The dystrophin-associated protein complex protects the muscle from injury during contraction and relaxation. Patients with DMD typically develop muscle weakness in the early years of life and become wheelchair-bound in their early teens. As the disease progresses, DMD patients typically develop respiratory, orthopedic and cardiac complications. Cardiomyopathy and breathing difficulties usually begin by the age of 20, and few individuals with DMD live beyond their thirties.

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

In 2014, PTC Therapeutics’ Translarna™ (ataluren) was the first disease-modifying treatment to receive conditional approval by the EMA for the treatment of ambulatory DMD patients over 5 years of age who have a nonsense mutation (12% of DMD cases) in the DMD gene. In 2016, the EMA did not allow ataluren to convert to full marketing authorization, rather it granted a renewal of the conditional approval. In 2018, EMA expanded the conditional approval for Translarna to include treatment of ambulatory DMD patients ≤2 years of age who have a nonsense mutation in the DMD gene.

Our Programs

In DMD, we are advancing suvodirsen (WVE-210201), which targets exon 51, a region within the precursor messenger RNA (“pre-mRNA”) that is transcribed from the dystrophin gene (also referred to as the “DMD” gene). In November 2017, we initiated a global, multicenter, double-blind, randomized, placebo-controlled, single-ascending dose Phase 1 clinical trial of suvodirsen administered intravenously. The primary endpoint of the trial was safety and tolerability. The Phase 1 inclusion criteria allowed for participation by patients who are amenable to exon 51 skipping, ages 5-18, ambulatory and non-ambulatory, as well as those previously treated with eteplirsen or ataluren following an appropriate washout period. On December 6, 2018, we announced that the safety and tolerability data from the Phase 1 trial support initiation of a Phase 2/3 clinical trial of suvodirsen and that we selected a dose for the Phase 2/3 trial. We plan to present the results from the Phase 1 trial, as well as details of the Phase 2/3 trial design, at upcoming scientific meetings. As patients complete the Phase 1 trial, they have the option to enroll in an ongoing open label extension study (“OLE”) in which they continue to receive suvodirsen. The OLE is expected to enroll up to 40 patients who previously participated in the Phase 1 trial. Patients in the OLE are undergoing quarterly clinical assessments using validated clinical outcome measures and are having muscle biopsies taken so that an interim analysis may be conducted by measuring dystrophin expression using a standardized Western blot. Data from this interim analysis are intended to be an important component of a submission to the FDA for accelerated approval of suvodirsen in the United States, and we remain on track to deliver these data in the second half of 2019. Suvodirsen has been granted orphan drug designation for the treatment of DMD by the FDA and the European Commission, as well as rare pediatric disease designation by the FDA. We anticipate initiating the global, placebo-controlled Phase 2/3 efficacy and safety clinical trial of suvodirsen in 2019. The Phase 2/3 trial is designed to measure clinical efficacy and dystrophin expression, and we intend to use the results of this trial to seek regulatory approvals globally. On January 3, 2019, we announced that the Phase 2/3 trial of suvodirsen had been selected for the FDA pilot program for complex innovative trial designs (“CID pilot program”). In evaluating submissions for the CID pilot program, the FDA considered two key criteria: the innovative features of the Phase 2/3 trial design and the therapeutic need (i.e., therapeutics being developed for use in disease areas where there are limited or no treatment options). Through the CID pilot program, we intend to reduce the number of patients required to deliver conclusive clinical efficacy results, thereby minimizing the number of patients required in the placebo treatment arm and potentially accelerating completion of the trial. This marks the first time that the FDA has selected clinical protocols for its CID pilot program that was announced in August 2018.

Our second development program in DMD, WVE-N531, targets exon 53. Subject to our submission of clinical trial applications and approval to proceed, we would expect to deliver topline clinical data for WVE-N531 in the second half of 2020.

Also in DMD, we are exploring programs targeting DMD exons 44, 45, 52, 54 and 55 and investigating alternative forms of delivery, including subcutaneous administration, for our existing and future DMD programs.

Exon 51

Suvodirsen was selected for clinical development, in part, based on its ability to demonstrate high exon 51 skipping efficiency and dystrophin protein restoration in patient-derived muscle cells. Efficiency at skipping exon 51 was determined by quantitative RT-PCR following exposure to equal concentrations of oligonucleotides. As shown below, suvodirsen demonstrated dose-dependent and more potent increases in exon skipping efficiency compared with analogs of eteplirsen and drisapersen.

Using patient-derived muscle cells, we analyzed suvodirsen’s impact on protein expression by Western blot after gymnotic uptake, meaning delivery of drug candidate to the cell in the absence of any carriers or conjugation. Results show that suvodirsen induced a clear dose-dependent restoration of dystrophin protein expression (Western blot shown below).

At a 10 µM concentration of each compound (suvodirsen, other Wave isomers and analogs of drisapersen and eteplirsen), we quantified the extent of dystrophin protein restoration in vitro, and found that suvodirsen and other Wave isomers (WV-isomer 2 and WV-isomer 3) restored dystrophin protein expression to between 50% and 100% of that in normal skeletal lysates (Western blot shown below). Specifically, suvodirsen restored dystrophin protein expression to 52% of the levels found in normal skeletal muscle tissue lysates versus the approximate 1% restoration observed with other exon-skipping compounds.

We have confirmed target engagement of suvodirsen in an NHP study. We dosed animals with five 30 mg/kg weekly subcutaneous injections of suvodirsen over four weeks. Tissue samples were collected two days after the final dose, and nested PCR was performed to assess the presence of skipped RNA transcripts. As shown below, we detected skipped transcripts in all treated muscles that we assessed (right panel), indicating that suvodirsen successfully engaged with DMD pre-mRNA in vivo.

As conventional oligonucleotides tend to accumulate in the liver and kidney, we also assessed the accumulation of WVE-210201 in the liver and kidney of a dystrophin-deficient mouse model (mdx-23 mice) after a single intravenous 30 mg/kg dose. As shown below, there was significantly less accumulation of suvodirsen in these tissues up to eight days after dosing compared with an analog of drisapersen.

Exon 53

Our second development program in DMD, WVE-N531, targets exon 53. Subject to our submission of clinical trial applications and approval to proceed, we would expect to deliver topline clinical data for WVE-N531 in the second half of 2020.

In vitro, WVE-N531 induced dose-dependent exon 53 skipping up to 49% and dystrophin protein restoration up to 71% in DMD patient-derived myoblasts carrying a deletion of exons 45-52. In these experiments, cells were exposed to WVE-N531 at 0.1 µM-10 µM under gymnotic conditions. After four days of oligonucleotide treatment, efficiency at skipping exon 53 was determined by quantitative RT-PCR. After six days of oligonucleotide treatment, protein lysate was analyzed by western blot for dystrophin protein expression.

To further study the effects of stereopure oligonucleotides for DMD in vivo and determine the relationship between in vitro and in vivo effects, we conducted studies in mdx23 mice, a longstanding animal model of DMD. We developed surrogate oligonucleotides that have similar chemistry to suvodirsen and WVE-N531 but target exon 23 for study in mdx23 mice. The mdx23 mice have a defect in exon 23 of the DMD gene and lack functional dystrophin.

In this study, stereopure oligonucleotides with similar chemistry to WVE-N531 reached the myonuclei in gastrocnemius tissue of mdx23 mice within 24 hours following a single IV dose.

Four weekly IV doses of surrogate exon-53 targeting oligonucleotides induced efficient, dose-dependent exon skipping up to 20% in target muscle tissues of mdx23 mice, including gastronumus, diaphragm, and quadriceps, and restored dystrophin protein by up to 70-90% of that in healthy mice. In mdx23 mice, surrogate exon 53–targeting ASOs reduced serum enzymes elevated in DMD; serum creatine kinase levels were reduced by 87% compared with untreated mice, after 4 weekly doses.

Dose relationships of exon skipping induced by stereopure oligonucleotides were similar in vivo and in vitro. Transcript levels observed with free uptake of oligonucleotides in cultured myoblasts were predictive of transcript and dystrophin protein levels in the mdx23 mouse model. These consistent data from mdx23 mice support Wave’s approach of selecting clinical candidates targeting exon 51 and exon 53 using a cellular free-uptake model.

Huntington’s Disease

Background and Market Opportunity

HD is a rare hereditary neurodegenerative disease that results in early death and for which there is no cure. HD is caused by a mutation (i.e., an expanded CAG triplet repeat) in the HTT gene, which results in production of mutant HTT (“mHTT”) protein. Accumulation of mHTT protein causes progressive loss of neurons in the brain, and can lead to neuronal cell death, causing cognitive, psychiatric and motor disability. HD patients still possess wild-type (healthy) HTT (“wtHTT”) protein, which is believed to be critical for neuronal function. Accordingly, suppression of wtHTT may have detrimental long-term consequences. Absence of wtHTT protein has been shown to be embryonically lethal in mice.

Symptoms of HD typically appear between the ages of 30 and 50 and worsen over the next 10 to 20 years. Many describe the symptoms of HD as similar to having amyotrophic lateral sclerosis (ALS), Parkinson’s Disease (PD) and Alzheimer’s Disease (AD) simultaneously. Patients experience a reduction in motor function and psychological disturbances. Life expectancy after symptom onset is approximately 20 years. In the most symptomatic stages, often lasting over 10 years, affected persons become fully dependent upon others to manage all activities of daily living; they lose the ability to make decisions, feed themselves and walk, often requiring premature placement in a long-term care facility. It is estimated that approximately 30,000 people in the United States have symptomatic HD and more than 200,000 others have a 50% risk for inheriting the disorder from their affected parent.

Current Treatments

There are no approved treatments that can reverse or slow HD progression. Current pharmacological therapies only address HD symptoms. Antipsychotics are used to manage depression, irritability and chorea (involuntary movements). Xenazine (tetrabenazine) and Austedo (deutetrabenazine) are the only two therapies approved for the treatment of chorea associated with HD in the United States.

Our Programs

In HD, we are advancing two programs, WVE-120101 and WVE-120102, each targeting a disease-associated single nucleotide polymorphism (“SNP”) within the huntingtin gene (“HTT”): rs362307 (“HTT SNP1”) and rs362331 (“HTT SNP2”), respectively. Targeting mRNA transcript with these SNPs allows us to lower the mutant allele transcript, while leaving the healthy transcript relatively intact (see figure below). We commonly refer to this method (or approach) as “allele specific targeting.” SNPs are naturally occurring variations within a given genetic sequence and in certain instances can be used to distinguish between two related copies of a gene where only one is associated with the expression of a disease-causing protein. HTT SNP1 and HTT SNP2 are two of the most common SNPs associated with the mHTT allele, which are believed to encompass up to 70% of the HD patient population. We have shown that by targeting HTT SNP1 and HTT SNP2 in preclinical in vitro studies, the production of disease-causing proteins associated with HD can be reduced. As part of ongoing, required and routine toxicology support of our clinical programs, we continue to conduct in vivo nonclinical toxicology studies for WVE-120101 and WVE-120102. A recent in vivo micronucleus assay yielded results that require additional nonclinical studies that we are planning to conduct. WVE-120101 and WVE-120102 have been granted orphan drug designation for the treatment of HD by the FDA.

In July 2017, we initiated PRECISION-HD, a global clinical program consisting of the PRECISION-HD1 and PRECISION-HD2 clinical trials. PRECISION-HD1and PRECISION-HD2 are two parallel, multicenter, double-blind, randomized, placebo-controlled Phase 1b/2a clinical trials evaluating WVE-120101 and WVE-120102, respectively, administered intrathecally, consisting of single-ascending dose and multiple-ascending dose portions. The primary objective of these two trials is to assess the safety and tolerability of intrathecal doses of WVE-120101 and WVE-120102, respectively, in early manifest HD patients. Additional objectives include measurement of total HTT protein and mutant HTT protein, and exploratory pharmacokinetic, pharmacodynamic, clinical and MRI endpoints. Each trial is expected to enroll approximately 50 Stage I or Stage II HD patients, ages 25-65, who have screened positively for the presence of SNP1 or SNP2. Outside of the United States, we are enrolling patients in both the single-ascending dose and multiple-ascending dose portions of the PRECISION-HD1 and PRECISION-HD2 trials. In the United States, we received approvals to proceed with the single-dose portions of both trials. However, the FDA indicated to us that we cannot progress to the multiple-ascending dose portions of these trials in the United States unless we conduct an additional preclinical study and present the resulting data to the FDA for its review. For the single-dose portion of the PRECISION-HD1 trial in the United States, escalation to our highest proposed doses is subject to the FDA’s review and approval of additional monitoring plans. We expect to deliver topline clinical data from the PRECISION-HD trials in the first half of 2019.

Using PRISM, we are also designing investigational oligonucleotides to target a third SNP (SNP3) associated with the expanded CAG repeat on the mHTT allele. Preliminary in vitro studies show that these oligonucleotides preferentially target the mHTT transcript, while leaving the wtHTT mRNA largely intact in human neuronal systems. The ability of these oligonucleotides to reduce mHTT mRNA is dependent on the specific positioning of the Rp stereochemistry.

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

WVE-120101 was tested for potency and selectivity of knocking down mHTT mRNA in a cellular reporter assay. WVE-120101 targeting the mHTT mRNA was co-transfected into HEK293 cells with two reporter plasmids: a plasmid with V5-tagged full-length HTT containing the U-variant SNP1 (mutant) and a plasmid with FLAG-tagged full-length HTT containing the C-variant SNP1 (wild-type). Knockdown of mHTT mRNA and mHTT protein was determined by quantitative reverse transcription PCR (RT-qPCR) and Western blot analysis, respectively. All results were normalized to a non-specific stereorandom oligonucleotide as a control. As shown below, WVE-120101 potently reduced mHTT mRNA (left panel) and mHTT protein (right panel) and exhibited significant selectivity for mHTT at all doses tested. This study demonstrates the ability to knock down the mHTT allele while leaving the wtHTT (healthy) allele relatively unaffected.

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

ALS Current Treatments

There is significant unmet need for the treatment of ALS. Two medicines are currently approved in the United States for the treatment of ALS. Rilutek (riluzole), an inhibitor of glutamate release, was approved in 1995 for the treatment of patients with ALS. It was demonstrated to extend survival by three to six months. Radicava (edaravone) was approved in 2017 for the treatment of ALS. Administration of edaravone resulted in a significantly smaller decline in the ALS Functional Ration Scale-Revised (ALSFRS-R) through six months of treatment.

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

In FTD, the C9ORF72 gene mutations appear in approximately 38% of familial cases and approximately 6% of sporadic cases. FTD affects approximately 55,000 people in the United States.

FTD Current Treatments

There are currently no disease-modifying therapies approved for the treatment of FTD. Treatment to date has involved use of medications for symptomatic management.

Our Program

In amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”), we are advancing WVE-3972-01, which preferentially targets the transcript containing the GGGGCC (“G4C2”) expansion in the C9ORF72 gene. WVE-3972-01 is designed to minimize the impact on normal C9ORF72 protein in patients, thereby reducing potential on-target risk. The G4C2 expansion in the C9ORF72 gene is the most common cause of familial ALS and FTD and is a strong genetic risk factor for non-inherited (sporadic) forms of ALS and FTD. Subject to our submission of clinical trial applications and approval to proceed, we would expect to deliver topline clinical data for WVE-3972-01 in the second half of 2020.

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

In addition, in animal models, WVE-3972-01 produced substantial reductions in DPR proteins and RNA foci, which remained low through eight weeks, the last observed time point (shown in the figures below). DPR proteins were reduced 76% and 87% in the spinal cord and the cortex, respectively. RNA foci were reduced by 70% in the spinal cord. These data have been replicated in blinded preclinical studies in an independent laboratory through our collaboration with Dr. Robert H. Brown, Jr., the Leo P. and Theresa M. LaChance Chair in Medical Research and Chair of the Department of Neurology at the University of Massachusetts Medical School (“UMMS”), Worcester, MA.

Spinocerebellar ataxia 3

Background and Market Opportunity

SCA3 is a rare, hereditary (autosomal dominant) progressive neurodegenerative disorder that results in a lack of muscle control and coordination of the upper and lower extremities. Signs and symptoms of SCA3 may begin between childhood and late adulthood, and they vary greatly. Symptoms may include progressive clumsiness in the arms and legs, spasticity, difficulty with gait, and impaired speaking, swallowing and eye movements. Symptoms of the disease worsen over time, eventually leading to paralysis. Some patients with SCA3 develop dystonia or symptoms similar to those of PD, including twitching of the face or tongue, and nerve damage (neuropathy). Life expectancy ranges from the mid-30s in the more severe forms, to a nearly normal life expectancy for those with milder forms of the disease.

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

Our Program

In SCA3, we are advancing a lead candidate targeting ATXN3.

Ophthalmology

We are designing and advancing stereopure oligonucleotides for the potential treatment of rare, inherited eye diseases. Our research is assessing four inherited retinal diseases, which typically begin in childhood or adolescence and commonly lead to progressive vision loss: retinitis pigmentosa due to a P23H mutation in the RHO gene, Stargardt disease, Usher syndrome type 2A and Leber congenital amaurosis 10. Our preclinical data demonstrate that a single intravitreal injection of stereopure oligonucleotide in the eye of non-human primates resulted in greater than 95% knockdown of a target RNA in the retina for at least four months. Based on these data, we are working to design candidates that could achieve a therapeutic effect with only two doses per year. We expect to announce our first ophthalmology candidate in the second half of 2019.

We believe PRISM affords us a unique opportunity to address these challenging inherited retinal diseases. Oligonucleotides developed based on PRISM demonstrate superior potency and durability as compared to stereorandom oligonucleotides and are optimized to minimize immune activity and can yield selective activity against closely related sequences.

We have demonstrated with preclinical, proof of concept studies with oligonucleotides targeting MALAT1 that our stereopure compounds exhibit these desirable properties specifically in the eye. These studies (see below) give us confidence that we can develop therapeutic candidates with the potential to be potently and durably active, which would allow for less frequent administration via intravitreal (“IVT”) injection and would give us an advantage over molecules delivered via subretinal injection or that are less potent and require frequent IVT injection.

Our research is initially assessing four inherited retinal diseases:

•

Retinitis pigmentosa due to a P23H mutation in RHO changes the way the retina responds to light. Patients experience initial symptoms in early to late childhood, which include problems with night vision, with blind spots developing in the peripheral vision over time. These blind spots converge to produce tunnel vision as the disease continues to progress, causing many patients to become legally blind in adulthood.

•

Usher syndrome 2A is caused by mutation in the USH2A gene. Patients experience hearing loss, starting at birth, followed by progressive vision loss that begins in adolescence or adulthood. Night vision problems and peripheral blind spots develop as the disease progresses.

•

Stargardt disease results from a mutation in the ABCA4 gene and is characterized by progressive build-up of a fatty yellow pigment called lipofuscin in the cells underlying the macula. Over time, this accumulation damages the cells that are responsible for clear central vision. This damage causes patients to experience blurry vision, difficulty with night vision, or impaired color vision.

•

Leber congenital amaurosis 10 is caused by autosomal recessive mutations in the CEP290 gene, which encodes a protein required for the survival and proper function of photoreceptor cells. Affected infants are often blind at birth. Other symptoms patients may experience include: crossed eyes; rapid, involuntary eye movements; unusual sensitivity to light; clouding of the lenses; and a cone shape to the front of the eye.

Our discovery research has tested the hypothesis that controlling the chirality of PS linkages in the backbones of oligonucleotides will provide a benefit in potency, distribution and duration of effect in the eye. In these studies, we have employed MALAT1 as a surrogate target. We generated stereopure compounds targeting MALAT1, a nuclear-enriched, long non-coding RNA and evaluated them in vitro in iCell neurons under gymnotic conditions. We successfully delivered stereopure MALAT1 oligonucleotides under gymnotic conditions to iCell neurons, with our best-performing compounds exhibiting IC50 values approximately 24-fold lower than those of stereorandom oligonucleotides of comparable sequence and chemistry. We then evaluated lead stereopure oligonucleotides in vivo following a single IVT injection (5 µg or 50 µg) in the mouse eye. We assessed expression of MALAT1 RNA by qPCR, levels and distribution of oligonucleotides by hybridization ELISA and IHC, and duration of effect over a six-month period.

In the back of the eye (shown in the figure above), the stereorandom oligonucleotide (SR+, 50 µg) produced a 75% knockdown of MALAT1 mRNA, which was maintained for two weeks. By one month, MALAT1 expression recovered to 50% of normal, and this level of expression was maintained for at least three months. At the same dose (50 µg), the stereopure oligonucleotide achieved an 85% reduction in MALAT1 by seven days post-single IVT injection, which was maintained at one month. At three months post-dose, a 62% reduction persisted. At a 10-fold lower dose (5 µg), the stereopure oligonucleotide still exhibited greater knockdown of MALAT1 RNA through one month (70% vs. 50% knockdown) and three months (62% vs. 53%) than the stereorandom oligonucleotide. By six months, MALAT1 expression levels returned to normal at all doses for both stereorandom and stereopure oligonucleotides. In summary, the stereopure oligonucleotide achieved at least a 10-fold enhancement in potency in vivo compared with a stereorandom oligonucleotide, and this effect was sustained through three months.

We assessed the pharmacokinetic (PK)-pharmacodynamic (PD) relationship for the stereorandom and stereopure MALAT1 oligonucleotides (shown in the figure above). This comparison revealed that the stereopure oligonucleotide yields both higher tissue exposure and greater MALAT1 knockdown than the stereorandom oligonucleotide in the posterior mouse eye.

In the front of the eye (shown in the figure above), the stereorandom oligonucleotide (SR, 50 μg) yielded a 65% knockdown of MALAT1. By two weeks, MALAT1 levels recovered to 50% of normal, which persisted through one month. By two months, MALAT1 levels rose to within 25% of normal, and persisted at this level through at least three months. By six months, MALAT1 RNA expression was normal. At the same dose (50 μg), the stereopure oligonucleotide achieved approximately 80% knockdown, which persisted for at least one month. By three months, MALAT1 levels recovered to more than 50% of normal, and this level of expression persisted for at least six months. At a 10-fold lower dose (5 μg), the stereopure oligonucleotide yielded results comparable to the 50 μg dose of stereorandom oligonucleotide at all time points. In summary, the stereopure oligonucleotide was 10-fold more potent than the stereorandom oligonucleotide in the front of the eye, and the duration of MALAT1 knockdown was shorter in the front of the eye than in the back of the eye with all oligonucleotides at all doses.

We have also evaluated lead stereopure oligonucleotides in vivo in non-human primates (“NHP”) following a single intravitreal injection (45 μg, 150 μg, or 450 µg) in the eye. This dose was determined by volume adjustment to correct for the approximately nine-fold larger NHP eye as compared to the mouse (i.e., 50 μg in the mouse is comparable to 450 μg in NHP). We assessed expression of MALAT1 RNA by qPCR, levels and distribution of oligonucleotides by hybridization ELISA and IHC, and duration of effect over a four-month period.

In an in vivo experiment in NHPs (shown above), the stereopure oligonucleotide achieved a clear dose-dependent knockdown of MALAT1 RNA in multiple tissues of the eye (retina/choroid/sclera, iris and cornea) one week following a single IVT injection.

In a longer duration experiment in NHPs (shown above), a single IVT injection of 450 μg stereopure oligonucleotide resulted in a better than 95% knockdown of MALAT1 RNA expression by one week, and this effect persisted for at least four months.

These preclinical studies support the hypothesis that stereopure compounds can be designed to increase the potency, distribution and duration of effect in the eye compared with stereorandom oligonucleotides. Additional research is now being conducted to further characterize stereopure oligonucleotides against the genetic targets listed above to treat inherited retinal dystrophies.

Hepatic

We are collaborating with Pfizer to advance genetically defined targets for the treatment of metabolic diseases, bringing together PRISM across antisense and single-stranded RNAi modalities, along with GalNAc and Pfizer’s hepatic targeting technology for delivery to the liver. Pfizer has selected five targets, including Apolipoprotein C-III (APOC3), which is the maximum number of targets that Pfizer may select under the terms of the agreement. We will advance five targets from discovery through the selection of clinical candidates, at which point Pfizer may elect to exclusively license the programs and undertake further development and potential commercialization.

Our stereopure GalNAc-conjugated APOC3 antisense oligonucleotide demonstrated an approximate 7-fold improvement in potency and an increase in durability in vivo in a human APOC3 transgenic mouse model compared with stereorandom GalNAc-conjugated APOC3 antisense oligonucleotides. In this experiment, we generated a single stereopure stereoisomer, containing the SSR motif, and compared it with a stereorandom isomer of the same sequence. Both were designed to target APOC3 mRNA, which is predominately expressed in the liver. These isomers were also chemically modified with a GalNAc moiety, which improves their access to the liver. To demonstrate in vivo efficacy and durability of response, we administered the isomers to mice harboring a human APOC3 transgene (B6.Cg-Tg(APOC3)2Bres/J), and we assessed knockdown activity by measuring serum APOC3 protein. Similar to the results shown above, the stereopure isomer led to more efficient knockdown of APOC3 (ED50=0.3 mg/kg for stereopure vs. ED50=~2.0 mg/kg for the stereorandom isomer) (left panel in figure below) that persisted much longer than that for the stereorandom isomer (right panel in figure below).

These data demonstrate that two pharmacological properties that we can control through stereochemistry, increasing in vitro stability with Sp isomers and increasing in vitro catalytic activity with the SSR motif, translate to improvements in important in vivo pharmacological properties, including target engagement and durability of response.

Emerging Areas

We believe that PRISM will unlock additional opportunities to drive the discovery and advancement of stereopure therapeutic candidates in our initial focus area of neurology, other therapeutic areas in which we are currently advancing discovery programs, as well as additional therapeutic areas. We continue to explore ways that our multi-modality chemistry may be optimized to address a multitude of rare genetic diseases. Based on our design principles, we have demonstrated our ability to rapidly design and select lead therapeutic candidates with optimized pharmacological properties in preclinical studies. We intend to continue to advance these discovery programs and explore opportunities to expand to other areas independently and through collaborations and partnerships.

Licensing Arrangements and Research Collaborations

Our business strategy is to develop and commercialize a broad pipeline of novel nucleic acid therapies. As part of this strategy, we have entered into, and may enter into new partnership and collaboration agreements as a means of advancing our own nucleic acid therapeutic programs, investing in third-party technologies to further strengthen PRISM and leveraging external partnerships to extend the reach of PRISM into therapeutic areas where our platform demonstrates a competitive advantage.

Our Partnerships

Takeda

In February 2018, Wave Life Sciences USA, Inc. (“Wave USA”) and Wave Life Sciences UK Limted (“Wave UK”) entered into a global strategic collaboration (the “Takeda Collaboration”) with Takeda Pharmaceutical Company Limited (“Takeda”), pursuant to which Wave USA, Wave UK and Takeda agreed to collaborate on the research, development and commercialization of oligonucleotide therapeutics for disorders of the Central Nervous System (“CNS”). The Takeda Collaboration provides Wave with at least $230.0 million in committed cash and Takeda with the option to co-develop and co-commercialize Wave’s CNS development programs in (1) Huntington’s disease (“HD”); (2) amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”); and (3) Wave’s discovery-stage program targeting ATXN3 for the treatment of spinocerebellar ataxia 3 (“SCA3”) (collectively, “Category 1 Programs”), which we will have the right to co-commercialize in the United States. In addition, Takeda will have the right to exclusively license multiple preclinical programs for CNS disorders, including Alzheimer’s disease and Parkinson’s disease

(collectively, “Category 2 Programs”). In April 2018, the Takeda Collaboration became effective and Takeda paid Wave $110.0 million as an upfront payment. Takeda also agreed to fund Wave’s research and preclinical activities in the amount of $60.0 million during the four-year research term and to reimburse Wave for any collaboration-budgeted research and preclinical expenses incurred by Wave that exceed that amount.

Simultaneously with Wave USA and Wave UK’s entry into the collaboration and license agreement with Takeda (the “Takeda Collaboration Agreement”), the Company entered into a share purchase agreement with Takeda (the “Takeda Equity Agreement,” and together with the Takeda Collaboration Agreement, the “Takeda Agreements”) pursuant to which it agreed to sell to Takeda 1,096,892 of its ordinary shares at a purchase price of $54.70 per share. In April 2018, the Company closed the Takeda Equity Agreement and received aggregate cash proceeds of $60.0 million. The shares purchased by Takeda are subject to lock-up and standstill restrictions and carry certain registration rights, customary for transactions of this kind.

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

Pfizer has selected five targets, including Apolipoprotein C-III (APOC3), which is the maximum number of targets that Pfizer may select under the terms of the agreement. Also, in connection with the Pfizer Collaboration, Pfizer agreed to be subject to certain standstill restrictions customary for transactions of this kind. The term of the Pfizer Collaboration Agreement runs from the effective date until the date of the last to expire payment obligations with respect to each Pfizer Program and with respect to each Wave Program, and expires on a program-by-program basis accordingly.

Simultaneously with the entry into the Pfizer Collaboration Agreement with Pfizer, we entered into a share purchase agreement with C.P. Pharmaceuticals International C.V., an affiliate of Pfizer (the “Pfizer affiliate”). Pursuant to the terms of the share purchase agreement, the Pfizer affiliate purchased 1,875,000 of our ordinary shares at a purchase price of $16.00 per share, for an aggregate purchase price of $30.0 million. The shares purchased by the Pfizer affiliate carry certain registration rights outlined in the share purchase agreement and certain of such shares remain subject to lock-up restrictions.

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

Our Research Collaborations

University of Oxford; Professor Matthew Wood’s Laboratory

Since April 2015, we have been collaborating with Dr. Matthew J.A. Wood, Professor of Neuroscience at the University of Oxford and Co-Director of the Oxford Centre for Neuromuscular Science under a translational research collaboration agreement with The Chancellor, Masters, and Scholars of the University of Oxford (“Oxford”). Dr. Wood’s research is in the field of degenerative disorders of the nervous system and muscle. His laboratory’s main focus is the investigation of novel therapeutic approaches using short nucleic acids to target mRNA. His team has been investigating the potential of single-stranded antisense oligonucleotides for the modification of mRNA splicing, for example in DMD. In October 2016, we extended our research collaboration for an additional 27 months in order for Oxford to characterize our proprietary isomers in murine models to further improve the pharmacology of oligonucleotides using our novel chemistries and to discover biomarkers associated with disease progression and pharmacological activity for the treatment of DMD. Under this collaboration, we are exploring additional exon targets, including exon 45 and exon 44 beyond our lead DMD programs, which target exon 51 and exon 53. In October 2017, we expanded our research collaboration with Oxford beyond DMD to include spinal muscular atrophy, with a term of 18 months.

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

Deep Genomics

We initiated our research collaboration with Deep Genomics, Inc. in April 2018 to identify and develop novel therapies for the treatment of genetic neuromuscular disorders. Deep Genomics is building an artificial intelligence-powered discovery platform that combines automation, advanced biomedical knowledge, high volume data acquisition and machine learning to support the discovery and early development of genetic medicines. Under the collaboration, we will analyze and test oligonucleotides against potential therapeutic targets within multiple genes implicated in neuromuscular disorders. The collaboration aims to increase the size of patient populations that may be eligible for treatment by expanding the universe of druggable splicing targets beyond DMD and spinal muscular atrophy.

Manufacturing

To provide internal cGMP manufacturing capabilities and increase control and visibility of our drug product supply chain, we entered into a lease in September 2016 for a multi-use facility of approximately 90,000 square feet in Lexington, Massachusetts and initiated the build out of manufacturing space and related capabilities. In addition to manufacturing space, the Lexington facility includes additional laboratory and office space to support our growth. This facility supplements our existing Cambridge, Massachusetts laboratory and office space headquarters, enhances our ability to secure drug substance for current and future development activities and may provide commercial-scale manufacturing capabilities. In July 2017, we took occupancy of the Lexington facility and began manufacturing production in the fourth quarter of 2017.

We believe that we have sufficient manufacturing capacity through our third-party contract manufacturers and our internal manufacturing facility to meet our current research, clinical and early-stage commercial needs. We believe that the addition of our internal cGMP manufacturing capabilities, together with the supply capacity we have established externally will be sufficient to meet our anticipated manufacturing needs for the next several years. We monitor the availability of capacity for the manufacture of drug substance and drug product and believe that our supply agreements with our contract manufacturers and the lead times for new supply agreements would allow us to access additional capacity if needed. We believe that our product candidates can be manufactured at scale and with production and procurement efficiencies that will result in commercially competitive costs.

Intellectual Property

We believe that we have a strong intellectual property position relating to the development and commercialization of our stereopure oligonucleotides. Our intellectual property portfolio includes filings designed to protect stereopure oligonucleotide compositions generally, as well as filings designed to protect stereopure compositions of oligonucleotides with particular stereochemical patterns (for example, that affect or confer biological activity). Our portfolio also includes filings for both proprietary methods and reagents, as well as various chemical methodologies that enable production of such stereopure oligonucleotide compositions. In addition, our portfolio includes filings designed to protect methods of using stereopure oligonucleotide compositions and filings designed to protect particular stereopure oligonucleotide products, such as those having a particular sequence, pattern of nucleoside and/or backbone modification, pattern of backbone linkages and/or pattern of backbone chiral centers.

We own or have rights to worldwide patent filings that protect our proprietary technologies for making stereopure oligonucleotide compositions, and that also protect the compositions themselves, as well as methods of using them, including in the treatment of diseases. As of February 1, 2019, our portfolio includes at least 18 issued U.S. patents, at least 40 issued foreign patents, and pending applications in at least 37 jurisdictions.

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

Additional synthetic methodologies and/or reagents are protected by families that we own. Certain families have 20-year expiration dates that range from 2029 to 2038. Some of these families have issued patents in several jurisdictions, including in major relevant jurisdictions such as the United States, Europe, and/or Japan; all have pending applications either at the international stage or in multiple jurisdictions.

We also co-own with the University of Tokyo certain filings that are directed to certain methods and/or reagents for synthesizing oligonucleotides; their 20-year expiration dates fall in 2031.

Stereopure Oligonucleotide Compositions

Certain of our patent filings protect stereopure compositions, particularly of therapeutically relevant oligonucleotides. Some such filings are directed to compositions whose oligonucleotides are characterized by particular patterns of chemical modification (including modifications of bases, sugars and/or internucleotidic linkages) and/or of internucleotidic linkage stereochemistry. Certain patent filings describe specific compositions designed for use in the treatment of particular diseases (e.g., HD, DMD). Several of our patent filings directed to stereopure compositions have entered national stage prosecution in multiple jurisdictions; others are in the international stage. Certain filings offer 20-year protection terms that extend into 2033-2038.

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

Competition

The biotechnology and pharmaceutical marketplace is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our expertise in oligonucleotides, scientific knowledge and intellectual property estate provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Not only must we compete with other companies that are focused on oligonucleotides, but any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

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

Huntington’s Disease

There are no approved treatments available to slow the progression of HD. We believe, based on publicly available information, that Roche and Ionis (Phase 3) have an investigational drug in clinical development and several companies have ongoing preclinical programs in HD, including Sangamo Biosciences, Vaccinex, ProQR, Nuredis, uniQure, Spark Therapeutics, Voyager Therapeutics and PTC Therapeutics.

A number of companies are developing molecules to treat symptoms associated with HD, including, Prana Biotechnology (Phase 2), Omeros Corporation (Phase 2), Stealth BioTherapeutics (Phase 2) Azevan Pharmaceuticals (Phase 2), and Sage (Phase 1), among others.

Duchenne Muscular Dystrophy

Sarepta Therapeutics’ Exondys 51 (eteplirsen), an exon skipping nucleic acid therapeutic, was approved by the FDA for the treatment of DMD in the United States in September 2016. The FDA concluded that the data submitted demonstrated an increase in dystrophin production that is reasonably likely to predict clinical benefit in some patients with DMD who have a confirmed mutation of the DMD gene amenable to exon 51 skipping. No clinical benefit of eteplirsen has been established. Thus, in accordance with the U.S. accelerated approval regulations, the FDA is requiring Sarepta to conduct a clinical trial to verify and describe the drug’s clinical benefit. The required study would need to be designed to assess whether eteplirsen improves motor function of DMD patients with a confirmed mutation of the DMD gene amenable to exon 51 skipping. If the trial fails to verify clinical benefit, the FDA could initiate proceedings to withdraw approval of the drug. Sarepta submitted a market authorization application in the European Union and received a negative opinion from the EMA’s Committee for Medicinal Products for Human Use (CHMP). That opinion was confirmed by the CHMP after Sarepta requested a re-examination of the application. Sarepta had indicated it plans to seek follow up Scientific Advice to explore the approach to bring eteplirsen to Europe.

PTC Therapeutics markets two approved therapies for DMD, Translarna (atularen) and Emflaza (deflazacort). Atularen was granted conditional market authorization by the EMA in 2014 for the treatment of nonsense mutation DMD for ambulatory patients. In October 2017, PTC Therapeutics received a CRL from the FDA declining to approve their NDA for ataluren. PTC Therapeutics filed a formal dispute resolution request with the FDA appealing this decision. In February 2018, the FDA reiterated their prior position and denied PTC Therapeutics’ appeal and recommended a possible path forward for ataluren based on the accelerated approval pathway. Deflazacort is an oral corticosteroid and was approved by the FDA for use in DMD under the brand name Emflaza in February 2017. PTC Therapeutics acquired the rights to Emflaza in April 2017.

We believe, based on publicly available information, that a number of other companies are developing molecules that may alter the progression of DMD through a variety of mechanisms. Those with programs in clinical development include companies developing exon skipping therapies for multiple additional exons (Sarepta Therapeutics and NS Pharma), gene therapies (Sarepta Therapeutics, Pfizer and Solid Biosciences), and other non-dystrophin targeted therapies (Roche, Catabasis Pharmaceuticals, Intalfarmaco, Capricor Therapeutics, FibroGen, Santhera, Malinckrodt, ReveraGen and Mitobridge). In addition, Exonics Therapeutics is developing CRISPR/Cas9 targeting exon 51 DMD.

Amyotrophic Lateral Sclerosis and Frontotemporal Dementia

There are two treatments approved in the United States for the treatment of ALS: riluzole, approved in 1995, and edaravone, approved in 2017. There are a number of companies with potential therapeutics for the treatment of ALS in clinical development, including AB Sciences (Phase 3 completed), Orphazyme (Phase3), BrainStorm Cell Therapeutics (Phase 3), Genentech (Phase 1) and ALS TDI (Phase 1). Only one company, Biogen, has initiated a clinical trial targeting C9ORF72.

There are no approved treatments available to slow the progression of FTD. Few companies have investigational therapies in clinical development specifically for FTD. Ionis /Biogen (Phase 1/2a) and AlzProtect (Phase 1) appear to be including FTD in their broader AD or tauopathies clinical development plans.

Government Regulation

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug and Cosmetic Act (“FDCA”), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable FDA or other requirements may subject a company to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, a clinical hold, warning letters, recall or seizure of products, partial or total suspension of production, withdrawal of the product from the market, injunctions, fines, civil penalties or criminal prosecution.

FDA approval is required before any new drug, such as a new molecular or chemical entity, or a new dosage form, new use or new route of administration of a previously approved product, can be marketed in the United States. The process required by the FDA before a new drug product may be marketed in the United States generally involves:

•	completion of preclinical laboratory and animal testing in compliance with applicable FDA good laboratory practice regulations and other requirements (“GLPs”);
•	submission to the FDA of an Investigational New Drug application (“IND”) for human clinical testing which must become effective before human clinical trials may begin in the United States;
•	approval by an independent institutional review board (“IRB”) at each site where a clinical trial will be performed before the trial may be initiated at that site;
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (“GCPs”) to establish safety and substantial evidence of effectiveness of the proposed product candidate for each intended use;

•	thorough characterization of the product candidate and establishment of acceptable standards to assure its purity, identity, strength, quality and stability in compliance with current cGMPs;
•	satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with cGMPs;
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

Nonclinical tests include animal studies to assess the toxicity and other safety characteristics of the product candidate, as well as other important aspects of drug pharmacology. The results of nonclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND to the FDA. Nonclinical testing continues after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on a clinical hold. In such a case, the IND sponsor must resolve all outstanding concerns before the clinical trial can begin. As a result, our submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development, or if changes are made in trial design. Even if the IND becomes effective and the trial proceeds without initial FDA objection, the FDA may stop the trial at a later time if it has concerns, such as if unacceptable safety risks arise.

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

The results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of an NDA. NDAs must also contain extensive information relating to the product’s pharmacology, chemistry, manufacturing and controls and proposed labeling, among other things.

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

After the FDA evaluates the NDA, it may issue an approval letter or a CRL, to indicate that the review cycle for an application is complete and that the application is not ready for approval. CRLs outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when the deficiencies have been addressed to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.

The FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems are identified after the product reaches the market. In addition, the FDA may require post-approval testing, including Phase 4 studies, and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Products may be marketed only for the approved indications and in accordance with the provisions of the approved label and, even if the FDA approves a product, the FDA may limit the approved indications for use for the product or impose other conditions, including labeling or distribution restrictions or other risk- management mechanisms, such as a Boxed Warning, which highlights a serious safety concern that should be mitigated under a REMS program. Further, if there are any modifications to the product, including changes in indications, labeling, or manufacturing processes or facilities, a company is generally required to submit and obtain FDA approval of a supplemental NDA, which may require the company to develop additional data or conduct additional nonclinical studies and clinical trials.

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

Modernizing Trial Design

FDA sometimes initiates pilot programs to facilitate communication or other aspects of development to help advance approval of new drugs. In August 2018, the FDA announced the establishment of a Complex Innovative Trial Design (“CID”) Pilot Meeting Program (“CID pilot program”) to facilitate the use of CID approaches in late-stage drug development and promote innovation by allowing the FDA to publicly discuss the trial designs considered through the pilot program, including for medical products that have not yet been approved by the FDA. Under the CID pilot program, the FDA will accept two applicants per quarter. For each meeting request granted as part of the pilot, the FDA will conduct an initial meeting and a follow-up meeting on the same CID and medical product within a span of approximately 120 days. In January 2019, we announced that the planned Phase 2/3 clinical trial of suvodirsen for DMD was the first trial selected for the CID pilot program.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and some state agencies and are subject to periodic unannounced inspections by the FDA for assessment of compliance with cGMPs. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction, and sometimes notification of, any deviations from cGMP. These regulations impose reporting and documentation requirements on the sponsor and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

The FDA has authority to require a REMS from manufacturers to ensure that the benefits of a drug or biological product outweigh its risks. In determining whether a REMS is necessary, the FDA may consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is an NME. If the FDA determines a REMS is necessary, the drug sponsor must agree to the REMS plan at the time of approval, or at a later date should significant new risk information come to light. A REMS may be required to include various elements, such as a medication guide, a communication plan to educate healthcare providers of the drug’s risks, limitations on who may prescribe or dispense the drug, or other elements to assure safe use that the FDA deems necessary to assure the benefits of use of the drug outweigh its risks. In addition, the REMS must include a timetable to assess the strategy, often at 18 months, 3 years, and 7 years after the strategy’s approval. The FDA may also impose a REMS requirement on a drug already on the market if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the drug’s benefits outweigh its risks.

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

European Union Orphan Drug Designation

In the European Union (the “EU”), orphan drug designation by the European Commission (the “EC”) provides regulatory and financial incentives for companies to develop and market therapies that treat a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the EU, and where no satisfactory treatment is available, or if such treatment is available, there is the potential for the new drug to provide significant benefit. To be considered for orphan drug designation in the EU, companies must provide data that demonstrate the plausibility for use of the investigational therapy in the treatment of the disease and establish that the drug has the potential to provide relevant advantages or a major contribution to patient care over existing therapies. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the medicinal product.

Among the incentives available to medicines designated as orphan drugs by the EC are ten-year market exclusivity in the EU after product approval, eligibility for conditional marketing authorization, protocol assistance from the European Medicines Agency at reduced fees during the product development phase and direct access to centralized marketing authorization in the EU. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. In addition, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities of the product. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if the similar product is deemed safer, more effective or otherwise clinically superior to the original orphan medicinal product. Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan drug designation does not, in itself, convey any advantage in, or shorten the duration of, the regulatory review and authorization process.

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

Employees

As of December 31, 2018, we employed 250 full-time employees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. Management considers relations with our employees to be good.

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

Risks Related to Our Financial Results and Capital Requirements

We are a clinical-stage genetic medicines company with a history of losses, and we expect to continue to incur losses for the foreseeable future, and we may never achieve or maintain profitability.

We are a clinical-stage genetic medicines company and have incurred significant operating losses since our incorporation in 2012. Our net loss was $146.7 million, $102.0 million and $55.7 million for the fiscal years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and December 31, 2017, we had an accumulated deficit of $339.7 million and $192.7 million, respectively. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We currently have no products on the market and expect that it may be many years, if ever, before we have a product candidate ready for commercialization. We are conducting clinical trials of our lead program in Duchenne muscular dystrophy (“DMD”) targeting exon 51 and our two lead programs in Huntington’s disease (“HD”). We expect to deliver topline clinical data for our two lead HD programs in the first half of 2019 and interim dystrophin data for suvodirsen in the second half of 2019.

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

We have used substantial funds to develop our programs and PRISM, our proprietary discovery and drug development platform, and will require substantial funds to conduct further research and development, including preclinical studies and clinical trials of our product candidates, seek regulatory approvals for our product candidates and manufacture and market any products that are approved for commercial sale. We believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months.

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

To date, we have primarily financed our operations through sales of our securities and our collaborations with third parties. As a privately held company, we received an aggregate of $89.3 million from the sale of our securities. As a publicly traded company, through March 1, 2019, we have received an aggregate of $384.5 million in gross proceeds from public offerings of our securities, or approximately $355.5 million in net proceeds, including gross proceeds of $111.9 million from our November 2015 initial public offering, $100.0 million from our April 2017 follow-on public offering and $172.6 million from our January 2019 follow‑on public offering. In addition, we have received (or are due to receive) an aggregate of $270.0 million in equity investments, upfront and committed payments under our collaborations with Takeda and Pfizer, exclusive of any potential future milestone and royalty payments. We intend to seek additional funding in the future through collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these financing sources. As of March 1, 2019, we have approximately $227.4 million of our securities registered and available for sale under our existing shelf registration statement that was declared effective by the SEC on February 6, 2017 and will remain in effect for three years from that date. In addition, for so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules, we may file an automatic shelf registration statement, which would become effective immediately upon filing and would provide us with immediate access to the capital markets to sell our securities from time to time.

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

We are a clinical-stage genetic medicines company with a limited operating history. We commenced active operations in 2012. Our operations to date have been limited to organizing and staffing our company, research and development activities, manufacturing, preclinical and clinical development, patient advocacy activities, business planning and raising capital. Prior to 2017, all of our product candidates were in the preclinical development stage. We are conducting clinical trials of our lead program in DMD targeting exon 51 and our two lead programs in HD. We expect to deliver topline clinical data for our two lead HD programs in the first half of 2019 and interim dystrophin data for suvodirsen in the second half of 2019. We have not yet demonstrated our ability to successfully complete pivotal clinical trials, obtain marketing approvals, or conduct sales and marketing activities necessary for successful product commercialization. We have limited experience manufacturing our products at commercial scale or arranging for a third party to do so on our behalf. Typically, it takes many years to develop and commercialize a therapeutic from the time it is discovered to when it is available for treating patients. Further, drug development is a capital-intensive and highly speculative undertaking that involves a substantial degree of risk. You should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by biotechnology companies in the early stages of clinical development, such as ours. Any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

Risks Related to the Discovery, Manufacturing, Development and Commercialization of Our Product Candidates

The approach we are taking to discover and develop oligonucleotides is novel and may never lead to marketable products.

We have concentrated our efforts and research and development activities on oligonucleotides and enhancing PRISM. PRISM, our proprietary discovery and drug development platform, enables us to target genetically defined diseases with stereopure oligonucleotides across multiple therapeutic modalities. Our future success depends on the successful development of stereopure oligonucleotides and the effectiveness of PRISM. The scientific discoveries that form the basis for our efforts to discover and develop new product candidates, including our discoveries about the relationships between oligonucleotide stereochemistry and pharmacology, are relatively new. PRISM combines our unique ability to control backbone stereochemistry to create stereopure oligonucleotides and our deep knowledge of how the interplay among oligonucleotide sequence, chemistry and backbone stereochemistry impacts key properties. The scientific evidence to support the feasibility of developing medicines based on these discoveries is limited. Skepticism as to the feasibility of developing oligonucleotides generally has been, and may continue to be, expressed in scientific literature. In addition, decisions by other companies with respect to their oligonucleotide development efforts may increase skepticism in the marketplace regarding the potential for oligonucleotides.

Relatively few oligonucleotides have been tested in humans, and a number of clinical trials for such product candidates conducted by other companies have not been successful. Few oligonucleotides have received regulatory approval. The pharmacological properties ascribed to the investigational compounds we are testing in laboratory studies may not be positively demonstrated in clinical trials in patients, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. If our product candidates prove to be ineffective, unsafe or commercially unviable, PRISM and our pipeline would have little, if any, value, which would substantially harm our business, financial condition, results of operations and prospects. In addition, our approach, which focuses on using oligonucleotides for drug development, as opposed to multiple or other, more advanced proven technologies, may expose us to additional financial risks and make it more difficult to raise additional capital if we are not successful in developing one or more oligonucleotides that receive regulatory approval.

Because we are developing oligonucleotides, which are considered a relatively new class of drugs, there is increased risk that the outcome of our clinical trials will not be sufficient to obtain regulatory approval.

The U.S. Food and Drug Administration (“FDA”) and other ex-U.S. regulatory agencies have relatively limited experience with oligonucleotides, which may increase the complexity, uncertainty and length of the regulatory review process for our product candidates. To date, the FDA has approved few oligonucleotides for marketing and commercialization, and the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines specifically in relation to these drugs. The lack of policies, practices or guidelines specific to oligonucleotides may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the development of our product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. Furthermore, in recent years, there has been increased public and political pressure on the FDA with respect to the approval process for new drugs, and the FDA’s standards, especially regarding drug safety, appear to have become more stringent. As a result of the foregoing factors, we may never receive regulatory approval to market and commercialize any product candidate.

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

Our product candidates are in the early stages of clinical development. We are conducting clinical trials of our lead program in DMD targeting exon 51 and our two lead programs in HD. We currently have no products on the market. We have invested a significant portion of our efforts and financial resources in the identification and preclinical and clinical development of our oligonucleotides, the development of PRISM, and the continued growth of our manufacturing capabilities. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. Our success will depend on several factors, including the following:

•	successfully completing preclinical studies and clinical trials;
•	successfully conducting process development and manufacturing campaigns in accordance with current good manufacturing practice (“cGMP”);
•	receiving regulatory approvals from applicable regulatory authorities to market our product candidates and, to the extent necessary, our companion diagnostic tests;
•	establishing commercial manufacturing capabilities or making arrangements with third party contract manufacturing organizations (“CMOs”);
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	the degree to which we are successful in our collaborations with Takeda and Pfizer, and any additional collaborations we may establish;
•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;
•	acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies; and
•	continuing to maintain an acceptable safety profile of the products following approval.

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
•

retain and recruit in a timely manner a sufficient number of patients necessary to conduct a clinical trial, which is a function of many factors, including the proximity of participants to clinical sites, the size of the relevant population, the eligibility criteria for the trial, possible side effects from treatments, the existence of competing clinical trials, the involvement of patient advocacy groups, the availability of new or alternative treatments, lack of efficacy, personal issues and ease of participation;

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

In order to develop our product candidates, apply for regulatory approvals and commercialize our product candidates, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. In September 2016, we entered into a lease for a multi-use facility of approximately 90,000 square feet in Lexington, Massachusetts to provide internal cGMP manufacturing capabilities and increase control and visibility of our drug substance supply chain, and we initiated the build out of manufacturing space and related capabilities. We began cGMP manufacturing in this facility at the beginning of 2018. This facility supplements our existing Cambridge, Massachusetts laboratory and office space headquarters, enhances our ability to secure drug substance for current and future development activities and may provide commercial-scale manufacturing capabilities. However, while we have established and continue to enhance our internal cGMP manufacturing capabilities, we have limited manufacturing experience as a company, particularly with manufacturing drug substance on a commercial scale, and we will incur significant costs to develop this expertise internally.

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

The process of manufacturing oligonucleotides is complex and we may encounter difficulties in production, particularly with respect to process development or scaling-up of our manufacturing capabilities.

The process of manufacturing oligonucleotides is complex, highly-regulated and subject to multiple risks. The complex processes associated with the manufacture of our product candidates expose us to various manufacturing challenges and risks, which may include delays in manufacturing adequate supply of our product candidates, limits on our ability to increase manufacturing capacity, and the potential for product failure and product variation that may interfere with preclinical and clinical trials, along with additional costs. We also may make changes to our manufacturing process at various points during development, and even after commercialization, for various reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, or other reasons. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of current or future clinical trials, or the performance of the product, once commercialized. In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes in our process during the course of clinical development may require us to show the comparability of the product used in earlier clinical trials or at earlier portions of a trial to the product used in later clinical trials or later portions of the trial. We may also make further changes to our manufacturing process before or after commercialization, and such changes may require us to show the comparability of the resulting product to the product used in the clinical trials using earlier processes. We may be required to collect additional clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If clinical data are not ultimately comparable to that seen in the earlier trials in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate.

We are conducting clinical trials of our lead program in DMD targeting exon 51 and our two lead programs in HD. Although we continue to build on our experience in manufacturing oligonucleotides, we have limited experience as a company manufacturing product candidates for use in clinical trials or for commercial supply. We may never be successful in manufacturing product candidates in sufficient quantities or with sufficient quality for commercial use. Our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, operator error, natural disasters, unavailability of qualified personnel, difficulties with logistics and shipping, problems regarding yields or stability of product, contamination or other quality control issues, power failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Before obtaining regulatory approval for the commercial distribution of any of our product candidates, we must conduct, at our own expense, extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for drugs in preclinical and clinical development is high. We currently have a number of therapeutic programs in the preclinical and clinical development stages. In addition, we, the FDA or comparable foreign regulatory authorities or an IRB, or similar foreign review board or ethics committee, may suspend clinical trials of a product candidate at any time for various reasons, including if we or they believe the healthy volunteer subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, unacceptable side effects or other more serious adverse events of a product candidate in healthy volunteer subjects or patients in a clinical trial could result in the FDA or comparable foreign regulatory authorities suspending or terminating the trial and refusing to approve a particular product candidate for any or all indications of use.

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

In addition, our success may depend, in part, on our ability to identify patients who qualify for our clinical trials, or are likely to benefit from any medicines that we may develop, which will require those potential patients to undergo a screening assay, which we also refer to as a companion diagnostic test, for the presence or absence of a particular genetic sequence. For example, in HD, we are conducting clinical trials for WVE-120101 and WVE-120102, targeting SNPs associated with the mutant alleles of the HTT gene. Each SNP has a particular demographic distribution, and defines a subpopulation of patients suited for allele-specific interventions. Up to 70% of the HD patient population carry one of the two most common SNPs. We have developed a novel screening assay that is intended to identify whether a patient has the particular SNP that our product candidate is targeting; however, we have limited experience in developing screening assays to support patient identification for clinical trials. If we, or any third parties that we engage to assist us, are unable to successfully identify patients with the appropriate SNPs that we are targeting, or experience delays in doing so, then we may not realize the full commercial potential of any product candidates we develop.

If we are unable to successfully develop or obtain regulatory approval for companion diagnostic tests for our product candidates, or experience significant delays in doing so, our clinical trials may be delayed and our business could be materially harmed.

The development programs for some of our product candidates contemplate the development of companion diagnostic tests, which are assays or tests to identify an appropriate patient population. The success of certain of our product candidates will depend on several factors, including the successful development of, and ability to obtain regulatory approval for, companion diagnostic tests that will be used to screen and identify the right patients for our product candidates. Our goal is to develop and commercialize disease-modifying medicines for genetically defined diseases with a high degree of unmet medical need, and to become a fully integrated genetic medicines company. The target patient populations for several of our product candidates are relatively small, and it will be difficult to successfully identify the appropriate patients for whom our product candidates are being designed without reliable, accessible, relatively inexpensive, easy-to-use companion diagnostic tests.

Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. We are not a medical device company, and we have limited experience developing medical devices. A more detailed description of the FDA approval process for companion diagnostic tests is included under “Business – In Vitro Diagnostic Tests for Biomarkers.” Given our limited experience in developing and commercializing companion diagnostic tests, we may seek to collaborate with third parties to assist us in the design, manufacture, regulatory approval and commercialization of the companion diagnostic tests for some of our product candidates. We and any potential collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostic tests, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by us or any potential collaborators to develop or obtain regulatory approval of the companion diagnostic tests could delay or prevent approval of our product candidates. If we, or any third parties that we engage to assist us, are unable to successfully develop and commercialize companion diagnostic tests for our drug candidates, or experience delays in doing so, our clinical trials and our business could be materially harmed.

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

We have been granted orphan drug designations in the United States and in the European Union, for some of our product candidates, but there can be no guarantee that we will maintain orphan status for these product candidates or receive approval for any product candidate with an orphan drug designation.

In 2016 and 2017, we were granted orphan drug designation under the Orphan Drug Act by the FDA for our product candidates, WVE-120101 and WVE-120102, respectively, for the treatment of HD. In 2018, we were granted orphan drug designation by the FDA for our product candidate suvodirsen for the treatment of DMD. Subject to receiving approval from the FDA of an NDA, products granted orphan drug status are provided with seven years of marketing exclusivity in the U.S., meaning the FDA generally will not approve applications for other product candidates for the same orphan indication that contain the same active ingredient.

In 2018, the European Medicines Agency (“EMA”) Committee for Orphan Medical Products granted orphan drug designation for our product candidate suvodirsen for the treatment of DMD. Orphan drug designation by the EC provides regulatory and financial incentives for companies to develop and market therapies that treat a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the EU, and where no satisfactory treatment is available, or if such treatment is available, there is the potential for the new drug to provide significant benefit. Among the incentives available to medicines designated as orphan drugs by the EC are ten-year market exclusivity in the EU after product approval, eligibility for conditional marketing authorization, protocol assistance from the EMA at reduced fees during the product development phase and direct access to centralized marketing authorization in the EU.

We are not guaranteed to maintain or receive orphan status for our current or future product candidates, and if our product candidates that were granted orphan status were to lose their status as an orphan drug or the marketing exclusivity provided to it in the United States or the EU, our business and results of operations could be materially adversely affected. While orphan status for any of our products, if granted or maintained, would provide market exclusivity in the United States and the EU for the time periods specified above, we would not be able to exclude other companies from manufacturing and/or selling products using the same active ingredient for the same indication beyond the exclusivity period applicable to our product on the basis of orphan drug status. Even if we are the first to obtain approval of an orphan product candidate and are granted exclusivity in the United States or the EU, there are limited circumstances under which a later competitor product may be approved for the same indication during the period of marketing exclusivity, such as if the later product is shown to be clinically superior to our product or if we are not able to provide a sufficient quantity of the orphan drug.

Even if we were to obtain approval for suvodirsen with the Rare Pediatric Disease Designation, the Rare Pediatric Disease Priority Review Voucher Program may no longer be in effect at the time of such approval.

In 2018, we were granted rare pediatric disease designation by the FDA for product candidate suvodirsen. Rare pediatric disease designation by the FDA is granted in the case of serious or life-threatening diseases affecting fewer than 200,000 people in the United States in which the serious or life-threatening manifestations are primarily in individuals 18 years of age and younger. The designation provides regulatory incentives for companies to develop and market therapies that treat these conditions. The sponsor of a drug for a rare pediatric disease may be eligible for a priority review voucher upon approval of the drug that can be used to obtain a priority review of a subsequent marketing application. The priority review voucher may be sold or transferred an unlimited number of times. Congress has extended the priority review voucher program until September 30, 2020 with new drug approvals that meet the voucher criteria grandfathered through 2022. This program has been subject to criticism, including by the FDA, and it is possible that even if we obtain approval for suvodirsen and qualify for such a priority review voucher, the program may no longer be in effect at the time of approval.

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

Our product candidates are based upon new discoveries, technologies and therapeutic approaches. Key participants in pharmaceutical marketplaces, such as physicians, third-party payors and consumers, may not adopt a product intended to improve therapeutic results that is based on the technology employed by oligonucleotides. As a result, it may be more difficult for us to convince the medical community and third-party payors to accept and use our product, or to provide favorable reimbursement.

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

We will face intense competition from drugs that have already been approved and accepted by the medical community for the treatment of the conditions for which we may develop drugs. We also expect to face competition from new drugs that enter the market. We believe a significant number of drugs are currently under development, and may become commercially available in the future, for the treatment of conditions that our current or future product candidates are or may be designed to treat. These drugs may be more effective, safer, less expensive, or marketed and sold more effectively, than any products we develop.

Our competitors may develop or commercialize products with significant advantages over any products we are able to develop and commercialize based on many different factors, including:

•	the safety and effectiveness of our products relative to alternative therapies, if any;
•	the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration;
•	the timing and scope of regulatory approvals for these products;
•	the availability and cost of manufacturing, marketing and sales capabilities;
•	price;

•	more extensive coverage and higher levels of reimbursement; and
•	patent position.

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

•

the U.S. federal Health Insurance Portability and Accountability Act (“HIPAA”), which, among other things, criminalizes a wide array of conduct involving public and private healthcare benefits, creates new civil enforcement mechanisms and increases civil and criminal penalties for healthcare fraud;

•

HIPAA as amended by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, and its implementing regulations, which strengthen and expand requirements relating to the privacy, security, and transmission of individually identifiable health information; and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

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

Because our product candidates represent new approaches to the treatment of genetic-based diseases, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop. The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. We are monitoring these regulations as several of our programs move into later stages of development; however, many of our programs are currently in the earlier stages of development and we will not be able to assess the impact of price regulations for a number of years. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that could delay our commercial launch of the product and negatively impact any potential revenues we may be able to generate from the sale of the product in that country and potentially in other countries due to reference pricing.

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

In particular, in March 2010, the Patient Protection and Affordable Care Act (the “ACA”), was signed into law. This legislation changed the system of healthcare insurance and benefits and was intended to broaden access to healthcare coverage, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the healthcare industry, impose health policy reforms, and control costs. This law also contains provisions that would affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. Both Congress and the Trump Administration have expressed their intention to repeal or repeal and replace the ACA, and as a result, certain sections of the ACA have not been fully implemented or effectively repealed. The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. We continue to evaluate the effect that the ACA has or any potential changes to the ACA could have on our business. Additional federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the United States to increase pressure on drug pricing and reimbursement. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

Risks associated with our operations outside of the United States and developments in international trade by the U.S. and foreign governments could adversely affect our business.

We have operations and conduct business outside the United States and we plan to continue to expand these operations. Therefore, we are subject to risks related to operating in foreign countries, which include unfamiliar foreign laws or regulatory requirements or unexpected changes to those laws or requirements; other laws and regulatory requirements to which our business activities abroad are subject, such as the Foreign Corrupt Practices Act and the UK Bribery Act; changes in the political or economic condition of a specific country or region; fluctuations in the value of foreign currency versus the U.S. dollar; our ability to deploy overseas funds in an efficient manner; tariffs, trade protection measures, import or export licensing requirements, trade embargoes, and sanctions (including those administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury), and other trade barriers; difficulties in attracting and retaining qualified personnel; and cultural differences in the conduct of business. For example, given the recent developments related to international trade, unexpected changes in tariffs could adversely affect our cost of goods sold and/or the foreign sales of our product candidates. Further complicating potential uncertainties caused by conducting business outside the United States are recent political movements that are changing decades-old institutions, including, for example, in 2016, the United Kingdom held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” As a result of the referendum, the British government is negotiating the terms of the United Kingdom's future relationship with the EU. A substantial amount of uncertainty remains regarding the outcome of the ongoing negotiations, particularly in light of the near-term deadline. We do not know to what extent Brexit will impact the business and regulatory environment in the United Kingdom, the rest of the EU, or other countries. Changes impacting our ability to conduct business in the United Kingdom or other EU countries, or changes to the regulatory regime applicable to our operations in those countries (such as with respect to the approval of our product candidates), may materially and adversely impact our business, prospects, operating results, and financial condition. Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the withdrawal of the United Kingdom from the EU would have and how such withdrawal would affect us. Any of these effects of Brexit, among others, could adversely affect our business, financial condition and operating results.

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

We depend on third-party collaborators for the co-development and co-commercialization of certain of our product candidates and we face significant competition to the extent we elect to collaborate with others. Our potential future collaborators include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. In April 2018, we commenced a collaboration with Takeda to discover, develop and commercialize nucleic acid therapies, or oligonucleotides, for disorders of the CNS. The collaboration provides Takeda with the option to globally co-develop and commercialize programs targeting HD, ALS, FTD, and SCA3, which we will have the right to co-commercialize in the United States. In addition, Takeda will have the right to exclusively license multiple preclinical programs for CNS disorders, including Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”). In May 2016, we entered into a collaboration with Pfizer focused on the advancement of genetically defined targets for the treatment of metabolic diseases, bringing together PRISM, our proprietary discovery and drug development platform, across antisense and single-stranded RNAi modalities, along with GalNAc and Pfizer’s hepatic targeting technology for delivery to the liver. Under the terms of the agreement, Pfizer has selected five targets, including Apolipoprotein C-III (APOC3), which is the maximum number of targets that Pfizer may select under the terms of the agreement. We will advance five targets from discovery through the selection of clinical candidates, at which point Pfizer may elect to exclusively license the programs and undertake further development and potential commercialization. Collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. We may also be restricted under existing license or collaboration agreements from entering into agreements on certain terms with other potential collaborators. If we are unable to enter into collaborations with respect to a product candidate, we may have to curtail the development of such product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

We do not currently have any sales and marketing or distribution capabilities. Accordingly, we have entered into a collaboration with Takeda in CNS, which we believe can assist us in building these capabilities. We may also enter into additional alliances in the future. We have selectively chosen to enter into a collaboration in the field of CNS with Takeda and for certain hepatic targets with Pfizer. We have chosen these two partners because we believe this is the optimal way for us to leverage our resources and create significant value for ourselves and our shareholders, as we advance oligonucleotide candidates for genetically defined diseases.

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

We are party to research collaboration agreements with certain academic partners, including Dr. Matthew J.A. Wood’s laboratory at the University of Oxford, the University of Dundee, and Dr. Robert H. Brown’s laboratory at the University of Massachusetts Medical School, among others. Our dependence on these research collaborators for select research capabilities means that our business could be adversely affected if any collaborator terminates its collaboration agreement with us or fails to perform its obligations under that agreement. Our current or future research collaborations, if any, may not be scientifically successful. Disputes may arise in the future with respect to the ownership of rights to technology or products developed with collaborators, which could have an adverse effect on our ability to develop and commercialize any affected product candidate.

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

While we are in the process of continuing to build and expand our own internal manufacturing capabilities, we have not yet manufactured our product candidates on a commercial scale, and may not be able to do so for any of our product candidates. We also have limited experience manufacturing any of our products for our preclinical studies and clinical trials. In addition, we currently rely on third parties to supply and manufacture the materials for our research, preclinical and clinical activities and may continue to do so for the foreseeable future. We may do the same for the commercial supply of our drug product. We use third parties to perform additional steps in the manufacturing process, such as the filling, finishing and labeling of vials and storage of our product candidates and we expect to do so for the foreseeable future. There can be no assurance that our supply of research and development, preclinical and clinical development drug candidates and other materials will not be limited, interrupted or restricted or will be of satisfactory quality or continue to be available at acceptable prices. Replacement of any of the third parties we may engage could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, raw materials, reagents, and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available, may not be suitable or acceptable for use due to material or component defects, or may introduce variability into the supply of our product candidates. Furthermore, with the increase of companies developing nucleic acid therapeutics, there may be increased competition for the supply of the raw materials that are necessary to make our oligonucleotides, which could severely impact the manufacturing of our product candidates.

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

Although we have assembled a team of employees with experience developing medicines and obtaining regulatory approval to market those medicines, we have limited experience as a company in drug development. Prior to 2017, all of our product candidates were in the preclinical development stage. We are conducting clinical trials of our lead program in DMD targeting exon 51 and our two lead programs in HD. We are advancing three additional development programs, targeting exon 53 in DMD and C9ORF72 in amyotrophic lateral sclerosis and frontotemporal dementia. In addition to neurology, we are advancing discovery research in ophthalmologic disorders, specifically inherited retinal diseases, and in hepatic diseases, and we expect to make continued investments in expanding the breadth of our portfolio. As we advance product candidates through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In addition, we must manage our relationships with collaborators or partners, suppliers and other organizations, including our collaborations with Takeda and Pfizer. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. In addition, our future growth may require significant capital expenditures and may divert financial resources from other projects, such as the development of our product candidates. If we are unable to effectively manage our future growth, our expenses may increase and our ability to generate revenue could be reduced.

Our employees, consultants and collaborators may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of fraud or other misconduct by our employees, consultants and collaborators. Such misconduct could include intentional failures to comply with FDA and other foreign agency regulations, provide accurate information to the FDA, comply with manufacturing standards required by the FDA or that we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we, our CROs and other third parties on which we rely collect and store sensitive data, including legally protected patient health information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems. These applications and data encompass a wide variety of business-critical information, including research and development information and business and financial information.

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

Numerous federal, state and international laws address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of personally identifiable information and other user data. Numerous states already have, and are looking to expand, data protection legislation. For example, in June 2018, California enacted the California Consumer Privacy Act, which takes effect on January 1, 2020, and will broadly define personal information, give California residents expanded privacy rights and protections and provide for civil penalties for violations and a private right of action for data breaches. Outside the United States, personally identifiable information and other user data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of information that is collected, processed and transmitted in or from the governing jurisdiction. Foreign data protection, privacy, information security, user protection and other laws and regulations are often more restrictive than those in the United States. In particular, the EU and its member states traditionally have taken broader views as to types of data that are subject to privacy and data protection laws and regulations, and have imposed greater legal obligations on companies in this regard. For example, in April 2016, European legislative bodies adopted the General Data Protection Regulation (“GDPR”), which became effective May 25, 2018. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data of EU residents. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of annual worldwide revenue, whichever is higher. While we have taken steps to comply with the GDPR, including reviewing our security procedures, updating our website, revising our clinical trial informed consents, and entering into data processing agreements with relevant contractors, we cannot assure you that our efforts to remain in compliance will be fully successful. The GDPR and other changes in laws or regulations associated with the enhanced protection of personal data may increase our costs of compliance and result in greater legal risks.

Foreign currency exchange rates may adversely affect our results.

Due to our operations outside of the United States, we are exposed to market risk, related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial condition, the results of our operations or our cash flows.

For the years ended December 31, 2018, 2017 and 2016, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, the results of our operations or our cash flows. A hypothetical 10% change in foreign currency rates would not have a material impact on our historical financial position or results of operations. However, there can be no assurance that changes in foreign currency exchange rates will not have a material adverse impact on us in the future.

The effects of the enacted Tax Cuts and Jobs Act could adversely affect our business and financial conditions.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”) that significantly reforms the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. These changes and other aspects of the Tax Act are still subject to interpretation and clarification. We cannot predict the timing or impacts of any future Tax Act modifications or changes in tax laws, including the effect of any subsequent technical corrections or clarifications. Increases in tax rates or modifications and changes in tax laws, including the Tax Act, could materially and adversely affect our business and financial conditions.

Inadequate funding for the FDA, the SEC and other government agencies, or a work slowdown or stoppage at those agencies as part of a broader federal government shutdown, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown recurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Our Intellectual Property

If we are not able to obtain and enforce market exclusivity for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.

In our industry, the majority of an innovative product’s commercial value is usually realized during the period in which it has market exclusivity. Market exclusivity is comprised of both patent and other intellectual property protection, as well as regulatory exclusivity. In the United States and some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there usually are very substantial and rapid declines in the product’s sales. Accordingly, our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including trademarks, trade secrets and in-licenses of intellectual property rights of others, for our product candidates and platform technologies, methods used to manufacture our product candidates, methods of patient stratification and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. We may not be able to apply for patents or obtain patent protection on certain aspects of our product candidates or our platform in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable, or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates, our platform technologies, or any methods relating to them, or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain and involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the USPTO that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the America Invents Act, enacted within the last several years, involves significant changes in patent legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, some of which cases either narrow the scope of patent protection available in certain circumstances or weaken the rights of patent owners in certain situations. The recent decision by the U.S. Supreme Court in Association for Molecular Pathology v. Myriad Genetics, Inc. precludes a claim to a nucleic acid having a stated nucleotide sequence which is identical to a sequence found in nature and unmodified. We currently are not aware of an immediate impact of this decision on our patents or patent applications because we are developing oligonucleotides which contain modifications that we believe are not found in nature. However, this decision has yet to be clearly interpreted by courts and by the USPTO. We cannot make assurances that the interpretations of this decision or subsequent rulings will not adversely impact our patents or patent applications. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

We license patent rights from third parties that we may use from time to time to protect certain aspects of our technology and programs. We may license additional third-party intellectual property in the future. To the extent that we use, and ultimately rely on, in-licensed technologies in our platform and our programs, our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for those in-licensed technologies. Our licensors may not successfully prosecute the patent applications licensed to us. Even if patents issue or are granted, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue litigation less aggressively than we would. Further, we may not obtain exclusive rights, which would allow for third parties to develop competing products. Without protection for, or exclusive right to, the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects. In addition, we may sublicense our rights under our third-party licenses to current or future collaborators or any future strategic partners. Any impairment of these sublicensed rights could result in reduced revenue under any future collaboration agreements we may enter into or result in termination of an agreement by one or more of our current or future collaborators or any future strategic partners.

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

Nucleic acid therapeutics is a relatively new scientific field, the commercial exploitation of which has resulted in many different patents and patent applications from organizations and individuals seeking to obtain patent protection in the field. We have obtained grants and issuances of patents in this field. The issued patents and pending patent applications in the U.S. and in key markets around the world that we own or license claim certain methods, compositions and processes relating to the discovery, development, manufacture and/or commercialization of oligonucleotides and/or our platform.

As the field of oligonucleotides matures, patent applications are being processed by national patent offices around the world. There is uncertainty about which patents will issue, and, if they do, as to when, to whom, and with what claims. It is likely that there will be significant litigation in the courts and other proceedings, such as interference, reexamination and opposition proceedings, in various patent offices relating to patent rights in the oligonucleotides field. In many cases, the possibility of appeal or opposition exists for either us or our opponents, and it may be years before final, unappealable rulings are made with respect to these patents in certain jurisdictions. The timing and outcome of these and other proceedings is uncertain and may adversely affect our business, particularly if we are not successful in defending the patentability and scope of our pending and issued patent claims or if third parties are successful in obtaining claims that cover any of our product candidates or our platform. In addition, third parties may attempt to invalidate our intellectual property rights. Even if our rights are not directly challenged, invalidated or circumvented, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to challenge, invalidate, circumvent or weaken our intellectual property rights could be costly to us, could require significant time and attention of our management and could adversely affect our business and our ability to successfully compete in the field of oligonucleotides.

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

Because the oligonucleotide intellectual property landscape is still evolving and our product candidates have not yet reached commercialization, it is difficult to conclusively assess our freedom to operate. There are numerous companies that have pending patent applications and issued patents directed to certain aspects of oligonucleotides. We are aware of third party competitors in the oligonucleotide therapeutics space, whose patent filings and/or issued patents may include claims directed to targets and/or products related to some of our programs. It is possible that at the time that we commercialize our products these third-party patent portfolios may include issued patent claims that cover our products or critical features of their production or use. Our competitive position may suffer if patents issued to third parties or other third party intellectual property rights cover, or may be alleged to cover, our products or elements thereof, or methods of manufacture or use relevant to our development plans. In such cases, we may not be in a position to develop or commercialize product candidates unless we successfully pursue litigation to nullify or invalidate the third party intellectual property right concerned or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms.

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

There are many issued patents and/or pending patent applications that claim aspects of oligonucleotide compositions, chemistry and/or modifications that we may want or need to apply to our product candidates. There are also many issued patents and/or pending patent applications that claim targeted genes or portions of genes that may be relevant for the oligonucleotides we wish to develop. We are aware of third-party competitors in the oligonucleotide therapeutics space whose patent filings and/or issued patents may include claims directed to targets and/or product candidates related to some of our development programs. It is possible that these third-party patent portfolios may include issued patent claims that cover our product candidates or critical features of their production or use. Thus, it is possible that one or more organizations will hold patent rights to which we will need or want a license. If those organizations refuse to grant us a license to such patent rights on reasonable terms, or at all, we may not be able to market products or perform research and development or other activities covered by these patents.

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

Under Singapore law, we may only allot and issue new shares with the prior approval of our shareholders in a general meeting. At our most recent annual general meeting of shareholders, our shareholders provided our directors with a general authority, subject to the provisions of the Singapore Companies Act and our constitution, to allot and issue any number of new ordinary shares and/or make or grant offers, agreements, options or other instruments (including the grant of awards or options pursuant to our equity-based incentive plans and agreements in effect from time to time) that might or would require ordinary shares to be allotted and issued (collectively, the “Instruments”); and unless revoked or varied by the Company in a general meeting, such authority will continue in force until the earlier of (i) the conclusion of our next annual general meeting of shareholders, or (ii) the expiration of the period within which our next annual general meeting of shareholders is required by law to be held. Subject to the general requirements of the Singapore Companies Act and our constitution, the general authority given to our directors by our shareholders to allot and issue ordinary shares and/or make or grant the Instruments may be exercised by our directors on such terms and conditions, for such purposes and for consideration as they may in their sole discretion deem fit, and with such rights or restrictions as they may think fit to impose and as are set forth in our constitution. Any additional issuances of new ordinary shares and/or any grant of the Instruments by our directors may dilute our shareholders’ interests in our ordinary shares and/or adversely impact the market price of our ordinary shares.

We may be or become a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. Holders.

The rules governing passive foreign investment companies (“PFICs”) can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. The fair market value of our assets is expected to relate, in part, to (a) the market price of our ordinary shares and (b) the composition of our income and assets, which will be affected by how, and how quickly, we spend any cash that is raised in any financing transaction. Moreover, our ability to earn specific types of income that we currently treat as non-passive for purposes of the PFIC rules is uncertain with respect to future years. Based on the current and anticipated value of our assets and the composition of our income and assets, we do not expect to be treated as a PFIC for our current taxable year ending December 31, 2019; however, there can be no assurance that we will not be considered a PFIC for any future taxable year.

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

We are incorporated under the laws of Singapore. We are, however, subject to income, withholding or other taxes in certain jurisdictions by reason of our activities and operations, and it is also possible that tax authorities in any such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. Any such non-Singaporean tax liability could materially adversely affect our results of operations.

Tax authorities could challenge the allocation of income and deductions among our subsidiaries, which could increase our overall tax liability. We are organized in Singapore, and we currently have subsidiaries in the United States, Japan, the United Kingdom, and Ireland. As we grow our business, we expect to conduct increased operations through our subsidiaries in various jurisdictions. If two or more affiliated companies are located in different jurisdictions, the tax laws or regulations of each country generally will require transactions between those affiliated companies to be conducted on terms consistent with those between unrelated companies dealing at arms’ length, and appropriate documentation generally must be maintained to support the transfer prices. We maintain our transfer pricing policies to be compliant with applicable transfer pricing laws, but our transfer pricing procedures are not binding on applicable tax authorities.

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

Our financial results reflect the effect of certain tax credits and the operation of certain tax regimes within the United Kingdom. Should these cease to be available, our financial condition, results of operations and cash flows may be adversely impacted.

We benefit from the UK research and development tax credit regime for small and medium sized companies, whereby Wave UK is able to surrender the trading losses that arise from its research and development activities for a payable tax credit of up to approximately 33.4% of eligible research and development expenditures. Expenditures of staff supplied by unconnected third parties are eligible for a cash rebate of up to approximately 21.7%.

We may not be able to continue to claim a payable UK tax credit for research and development tax credits in the future due to changes in legislation or regulations, or if we increase our personnel and expand our business because we may no longer qualify as a small or medium-sized enterprise.

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

Based on information publicly available to us as of December 31, 2018, our executive officers, our directors and their respective affiliates, and our other significant shareholders beneficially own a significant portion of our outstanding ordinary shares. As a result, these shareholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these shareholders may not be the same as or may even conflict with the interests of our other shareholders. For example, these shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders, which could deprive shareholders of an opportunity to receive a premium for their ordinary shares as part of a sale of our company or our assets and might affect the prevailing market price of our ordinary shares. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

We incur significant costs due to operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Protection Act, as well as rules subsequently adopted by the SEC and the Nasdaq Stock Market. These rules and regulations require, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition and establish and maintain effective disclosure and financial controls and corporate governance practices. We expect that compliance with these rules and regulations will continue to substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly, particularly as we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“the JOBS Act”). Our management and other personnel will devote a substantial amount of time to these compliance requirements.

As of December 31, 2018, we are no longer an emerging growth company, and we are no longer able to take advantage of the reduced disclosure requirements applicable to emerging growth companies.

As of June 30, 2018, the market value of our ordinary shares that were held by non-affiliates exceeded $700.0 million and therefore, as of December 31, 2018, we no longer qualified as an emerging growth company under the Jumpstart Our Business Startups Act of 2012. On December 31, 2018, we became a large accelerated filer and the reduced disclosure obligations of emerging growth companies are no longer available to us. As an emerging growth company, we had taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies. As a result, we will need to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, beginning with this Annual Report on Form 10-K for the year ended December 31, 2018, will be required to hold a say-on-pay vote and a say-on-frequency vote at our 2019 annual general meeting of shareholders, and will no longer be entitled to provide the reduced executive compensation disclosures permitted by emerging growth companies in this Annual Report on Form 10-K for the year ended December 31, 2018 and our proxy statement for the 2019 annual general meeting of shareholders. We expect that our transition from “emerging growth company” to “large accelerated filer” will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

We are required to comply with Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to maintain effective internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. In addition, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. If we fail to maintain the effectiveness of our internal controls or fail to comply in a timely manner with the requirements of the Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, this could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our ordinary shares and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

The estimates and judgments we make, or the assumptions on which we rely, in preparing our consolidated financial statements could prove inaccurate.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure, however, that our estimates, or the assumptions underlying them, will not change over time or otherwise prove inaccurate. For example, our estimates as they relate to anticipated timelines and milestones for our clinical trials or preclinical development may prove to be inaccurate. If this is the case, we may be required to restate our consolidated financial statements, which could, in turn, subject us to securities class action litigation. Defending against such potential litigation relating to a restatement of our consolidated financial statements would be expensive and would require significant attention and resources of our management. Moreover, our insurance to cover our obligations with respect to the ultimate resolution of any such litigation may be inadequate. As a result of these factors, any such potential litigation could have a material adverse effect on our financial results, harm our business, and cause our share price to decline.

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

Sales of substantial amounts of our ordinary shares in the public market, or the availability of such shares for sale, by us or others, including the issuance of ordinary shares upon exercise of outstanding options, or the perception that such sales could occur, could adversely affect the price of our ordinary shares. Certain of our shareholders have the right to require us to register the sales of their shares under the Securities Act of 1933, as amended, or the Securities Act, under agreements between us and such shareholders.

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

We maintain our U.S. corporate offices and research and development facilities in Cambridge, Massachusetts, where we lease approximately 33,750 square feet of office and laboratory space.

We lease approximately 90,000 square feet of space in Lexington, Massachusetts, which we use for our current good manufacturing practice (“cGMP”) manufacturing, as well as for additional laboratory and office space.

We also occupy laboratory and office space in Japan. We believe our existing facilities are adequate to meet our current needs.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ordinary shares are traded on the Nasdaq Global Market under the symbol “WVE.”

Shareholders

As of February 26, 2019, there were approximately 12 shareholders of record of our ordinary shares.

Share Performance Graph

The following share performance graph compares our total share return with the total return for (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index for the period from November 11, 2015 (the date our ordinary shares commenced trading on the Nasdaq Global Market) through December 31, 2018. The figures represented below assume an investment of $100.00 in our ordinary shares at the closing price of $16.00 on November 11, 2015 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on November 11, 2015 and the reinvestment of dividends, if any, into ordinary shares.

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

The following tables set forth our selected consolidated financial data for the periods and as of the dates indicated. The statement of operations and comprehensive loss data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations and comprehensive loss data for the years ended December 31, 2015 and 2014 and the balance sheet data as of December 31, 2016, 2015 and 2014 are mainly derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K, which financial statements have been audited by KPMG LLP, our independent registered accounting firm. Effective January 1, 2018, the Company adopted ASC 606 (as defined in Note 2 of our consolidated financial statements), using the full retrospective transition method. Under this method, the Company revised its consolidated financial statements for the years ended December 31, 2017 and 2016, and applicable interim periods within those years, as if ASC 606 had been effective for those periods. Therefore, select data for the years ended and as of December 31, 2017 and 2016 will differ from the audited consolidated financial statements that are not included in this Annual Report on Form 10-K, which were audited by KPMG LLP.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands except share and per share data)
Revenue	$14,414	$3,893	$1,092	$152	$—
Operating expenses:
Research and development	134,428	79,309	40,818	9,057	2,395
General and administrative	39,509	26,975	15,994	10,393	2,999
Total operating expenses	173,937	106,284	56,812	19,450	5,394
Loss from operations	(159,523)	(102,391)	(55,720)	(19,298)	(5,394)
Other income (expense), net:
Dividend income	3,368	1,578	255	—	—
Interest income (expense), net	22	6	337	86	(12)
Other income (expense), net	9,549	(331)	(50)	56	261
Other income (expense), net	12,939	1,253	542	142	249
Loss before income taxes	(146,584)	(101,138)	(55,178)	(19,156)	(5,145)
Income tax benefit (provision)	(69)	(842)	(482)	(44)	(84)
Net loss	$(146,653)	$(101,980)	$(55,660)	$(19,200)	$(5,229)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(5.06)	$(3.85)	$(2.44)	$(1.83)	$(1.34)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders— basic and diluted (1)	28,970,404	26,513,382	22,800,628	10,501,455	3,911,556

(1)

See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on the calculation of net loss per share attributable to ordinary shareholders, basic and diluted.

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cash and cash equivalents	$174,819	$142,503	$150,293	$161,220	$1,048
Working capital	72,232	132,297	141,333	157,566	605
Total assets	295,940	181,843	164,944	165,424	2,938
Total liabilities	214,718	34,359	22,466	4,059	911
Series A preferred shares	7,874	7,874	7,874	7,874	—
Total shareholders’ equity	73,348	139,610	134,604	153,491	2,027

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a clinical-stage genetic medicines company committed to delivering life-changing treatments for people battling devastating diseases. Using PRISM, our proprietary discovery and drug development platform that enables the precise design, optimization and production of novel stereopure oligonucleotides, we aspire to develop best in class medicines across multiple therapeutic modalities.

Nucleic acid therapeutics, including oligonucleotides, are a growing and innovative class of drugs comprised of a sequence of nucleotides that are linked together by a backbone of chemical bonds. We are initially developing oligonucleotides that target the ribonucleic acid (“RNA”) to either reduce the expression of disease-promoting proteins or transform the production of dysfunctional mutant proteins into the production of functional proteins. RNA is a critical molecule that can adopt complex three-dimensional structures and affect various cellular functions. By intervening at the RNA level, we have the potential to address diseases that have historically been difficult to treat with small molecules or biologics. Oligonucleotides have additional advantages as a therapeutic class including the ability to target multiple tissue types, often without the need for a delivery vehicle, and the ability to modulate the frequency of dosing to ensure broad distribution within tissues and account for cell turnover. Oligonucleotides also have well-established manufacturing processes and validated test methods based on decades of improvements.

The oligonucleotides we are developing with PRISM are stereopure. A stereopure oligonucleotide is comprised of molecules with atoms precisely arranged in three-dimensional orientations at each linkage. We believe that controlling the position of the sulfur atom following phosphorothioate (“PS”) modification will optimize the pharmacological profile of our oligonucleotides by maximizing the potential therapeutic benefit while minimizing the potential for side effects and safety risks. The stereopure oligonucleotides we are developing differ from the mixture-based oligonucleotides currently on the market or in development by others. Our preclinical studies have demonstrated that our stereopure oligonucleotides may achieve superior pharmacological properties compared with mixture-based oligonucleotides. Through our work in developing stereopure oligonucleotides, we have created and continue to evolve PRISM, our proprietary discovery and drug development platform.

PRISM enables us to target genetically defined diseases with stereopure oligonucleotides across multiple therapeutic modalities. PRISM combines our unique ability to construct stereopure oligonucleotides with a deep understanding of how the interplay among oligonucleotide sequence, chemistry and backbone stereochemistry impacts key pharmacological properties. By exploring these interactions through iterative analysis of in vitro and in vivo outcomes and artificial intelligence-driven predictive modeling, we continue to define design principles that we deploy across programs to rapidly develop and manufacture clinical candidates that meet pre-defined product profiles.

Our goal is to develop and commercialize disease-modifying medicines for genetically defined diseases with a high degree of unmet medical need, and to become a fully integrated genetic medicines company. Our initial focus for our clinical development programs is in neurology, which we broadly define as genetic diseases within the neuromuscular system and central nervous system. We are conducting clinical trials of our lead program in Duchenne muscular dystrophy (“DMD”) targeting exon 51 and our two lead programs in Huntington’s disease (“HD”). We are advancing three additional development programs, targeting exon 53 in DMD and C9ORF72 in amyotrophic lateral sclerosis and frontotemporal dementia, and, subject to our submission of clinical trial applications and approval to proceed, we would expect topline clinical data readouts from these programs in the second half of 2020. In addition to neurology, we are advancing discovery research in ophthalmologic disorders, specifically inherited retinal diseases, and in hepatic diseases, and we expect to make continued investments in expanding the breadth of our portfolio. In further support of our pipeline, we continue to make substantial investments in, and leverage, PRISM to potentially develop the next generation of stereopure oligonucleotides. We have also established and continue to enhance our internal current good manufacturing practices (“cGMP”) manufacturing capabilities to increase control and visibility of our drug substance supply chain. These investments further improve our ability to secure drug substance for current and future development activities and may provide commercial-scale manufacturing capabilities.

Our Current Programs

Neurology: Muscle

•

DMD is a genetic disorder caused by mutations in the DMD gene that result in dysfunctional dystrophin protein. DMD impacts approximately one in every 5,000 newborn boys each year, resulting in approximately 20,000 new cases worldwide annually. In DMD, we are advancing suvodirsen (WVE-210201), which targets exon 51, a region within the precursor messenger RNA (“pre-mRNA”) that is transcribed from the dystrophin gene (also referred to as the “DMD” gene). In November 2017, we initiated a global, multicenter, double-blind, randomized, placebo-controlled, single-ascending dose Phase 1 clinical trial of suvodirsen administered intravenously. The primary endpoint of the trial was safety and tolerability. The Phase 1 inclusion criteria allowed for participation by patients who are amenable to exon 51 skipping, ages 5-18, ambulatory and non-ambulatory, as well as those previously treated with eteplirsen or ataluren following an appropriate washout period. On December 6, 2018, we announced that the safety and tolerability data from the Phase 1 trial support initiation of a Phase 2/3 clinical trial of suvodirsen and that we selected a dose for the Phase 2/3 trial. We plan to present the results from the Phase 1 trial, as well as details of the Phase 2/3 trial design, at upcoming scientific meetings. As patients complete the Phase 1 trial, they have the option to enroll in an ongoing open label extension study (“OLE”) in which they continue to receive suvodirsen. The OLE is expected to enroll up to 40 patients who previously participated in the Phase 1 trial. Patients in the OLE are undergoing quarterly clinical assessments using validated clinical outcome measures and are having muscle biopsies taken so that an interim analysis may be conducted by measuring dystrophin expression using a standardized Western blot. Data from this interim analysis are intended to be an important component of a submission to the U.S. Food and Drug Administration (“FDA”) for accelerated approval of suvodirsen in the United States, and we remain on track to deliver these data in the second half of 2019. We anticipate initiating the global, placebo-controlled Phase 2/3 efficacy and safety clinical trial of suvodirsen in 2019. The Phase 2/3 trial is designed to measure clinical efficacy and dystrophin expression, and we intend to use the results of this trial to seek regulatory approvals globally. On January 3, 2019, we announced that the Phase 2/3 trial of suvodirsen had been selected for the FDA pilot program for complex innovative trial designs (“CID pilot program”). In evaluating submissions for the CID pilot program, the FDA considered two key criteria: the innovative features of the Phase 2/3 trial design and the therapeutic need (i.e., therapeutics being developed for use in disease areas where there are limited or no treatment options). Through the CID pilot program, we intend to reduce the number of patients required to deliver conclusive clinical efficacy results, thereby minimizing the number of patients required in the placebo treatment arm and potentially accelerating completion of the trial. This marks the first time that the FDA has selected clinical protocols for its CID pilot program that was announced in August 2018.

•

Our second development program in DMD, WVE-N531, targets exon 53. Subject to our submission of clinical trial applications and approval to proceed, we would expect to deliver topline clinical data for WVE-N531 in the second half of 2020.

•

Also in DMD, we are exploring programs targeting DMD exons 44, 45, 52, 54 and 55 and investigating alternative forms of delivery, including subcutaneous administration, for our existing and future DMD programs.

•

In addition to DMD, we are conducting research to identify potential targets for other neuromuscular diseases where PRISM, our proprietary discovery and drug development platform may be most effective.

Neurology: Central Nervous System (“CNS”)

•

In HD, we are advancing two programs, WVE-120101 and WVE-120102, each targeting a disease-associated single nucleotide polymorphism (“SNP”) within the huntingtin gene (“HTT”): rs362307 (“HTT SNP1”) and rs362331 (“HTT SNP2”), respectively. Targeting mRNA transcript with these SNPs allows us to lower the mutant allele transcript, while leaving the healthy transcript relatively intact. We commonly refer to this method (or approach) as “allele specific targeting.” SNPs are naturally occurring variations within a given genetic sequence and in certain instances can be used to distinguish between two related copies of a gene where only one is associated with the expression of a disease-causing protein. We have shown that by targeting HTT SNP1 and HTT SNP2 in preclinical in vitro studies, the production of disease-causing proteins associated with HD can be reduced. As part of ongoing, required and routine toxicology support of our clinical programs, we continue to conduct in vivo nonclinical toxicology studies for WVE-120101 and WVE-120102. A recent in vivo micronucleus assay yielded results that require additional nonclinical studies that we are planning to conduct. In July 2017, we initiated PRECISION-HD, a global clinical program consisting of the PRECISION-HD1 and PRECISION-HD2 clinical trials. PRECISION-HD1 and PRECISION-HD2 are two parallel, multicenter, double-blind, randomized, placebo-controlled Phase 1b/2a clinical trials evaluating WVE-120101 and WVE-120102, respectively, administered intrathecally, consisting of single-ascending dose and multiple-ascending dose portions. The primary objective of these two trials is to assess the safety and tolerability of intrathecal doses of WVE-120101 and WVE-120102, respectively, in early manifest HD patients. Additional objectives include measurement of total HTT protein and mutant HTT protein, and exploratory pharmacokinetic, pharmacodynamic, clinical and MRI endpoints. Each trial is expected to enroll approximately 50 Stage I or Stage II HD patients, ages 25-65, who have screened positively for the presence of SNP1 or SNP2. Outside of the United States, we are enrolling patients in both the single-ascending dose and multiple-ascending dose portions of the PRECISION-HD1 and PRECISION-HD2 trials. In the United States, we received approvals to proceed with the single-dose portions of both trials. However, the FDA indicated to us that we cannot progress to the multiple-ascending dose portions of these trials in the United States unless we conduct an additional preclinical study and present the resulting data to the FDA for its review. For the single-dose portion of the PRECISION-HD1 trial in the United States, escalation to our highest proposed doses is subject to the FDA’s review and approval of additional monitoring plans. We expect to deliver topline clinical data from the PRECISION-HD trials in the first half of 2019.

•

In amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”), we are advancing WVE-3972-01, which preferentially targets the transcript containing the GGGGCC (“G4C2”) expansion in the C9ORF72 gene. WVE-3972-01 is designed to minimize the impact on normal C9ORF72 protein in patients, thereby reducing potential on-target risk. The G4C2 expansion in the C9ORF72 gene is the most common cause of familial ALS and FTD and is a strong genetic risk factor for non-inherited (sporadic) forms of ALS and FTD. Subject to our submission of clinical trial applications and approval to proceed, we would expect to deliver topline clinical data for WVE-3972-01 in the second half of 2020.

•

In spinocerebellar ataxia 3 (“SCA3”), we are advancing a lead candidate targeting ATXN3. SCA3 is a rare, hereditary (autosomal dominant), progressive, neurodegenerative disorder that is caused by a CAG-repeat expansion in the ATXN3 gene.

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

Ophthalmology

•

We are designing and advancing stereopure oligonucleotides for the potential treatment of rare, inherited eye diseases. Our research is assessing four inherited retinal diseases, which typically begin in childhood or adolescence and commonly lead to progressive vision loss: retinitis pigmentosa due to a P23H mutation in the RHO gene, Stargardt disease, Usher syndrome type 2A and Leber congenital amaurosis 10. Our preclinical data demonstrate that a single intravitreal injection of stereopure oligonucleotide in the eye of non-human primates resulted in greater than 95% knockdown of a target RNA in the retina for at least four months. Based on these data, we are working to design candidates that could achieve a therapeutic effect with only two doses per year. We expect to announce our first ophthalmology candidate in the second half of 2019.

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

Recent Developments

On January 28, 2019, we closed a follow-on underwritten public offering of 3,950,000 ordinary shares for gross proceeds of $150.1 million, and on February 26, 2019, we closed on the sale of an additional 592,500 ordinary shares pursuant to the underwriters’ option (on the same terms and conditions as the initial closing) for gross proceeds of an additional $22.5 million (collectively, the “January 2019 Offering”). Net proceeds to us from the January 2019 Offering are expected to be approximately $161.6 million, after deducting underwriting discounts and commissions and estimated offering expenses. We intend to use the net proceeds from the January 2019 Offering for clinical trial costs and other research and development expenses; continued growth of our manufacturing capabilities; initial investments in commercial and medical affairs infrastructure to support our transition to a fully integrated, commercial-stage genetic medicines company; continued investment in our proprietary discovery and drug development platform PRISM; and working capital, capital expenditures and general and administrative expenses.

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net losses were $146.7 million in 2018, $102.0 million in 2017, and $55.7 million in 2016. As of December 31, 2018 and 2017, we had an accumulated deficit of $339.7 million and $192.7 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

Revenue

We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenue during the year ended December 31, 2018 represented revenue earned under our revenue-generating two collaboration agreements: the Pfizer Collaboration Agreement (as defined in Note 5 in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K (“Note 5”)), which was entered into in May 2016, and the Takeda Collaboration Agreement (as defined in Note 5), which became effective in April 2018. Our revenue during the years ended December 31, 2017 and 2016 represents revenue earned under the Pfizer Collaboration Agreement only. The only revenue-generating license or collaboration agreements to which we are currently a party are the Pfizer Collaboration Agreement and the Takeda Collaboration Agreement.

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
•

expenses incurred under agreements with third parties, including contract research organizations (“CROs”) that conduct research, preclinical and clinical activities on our behalf, as well as contract manufacturing organizations (“CMOs”) that manufacture drug product for use in our preclinical studies and clinical trials;

•	expenses incurred related to our internal manufacturing of drug substance for use in our preclinical studies and clinical trials;
•	expenses related to compliance with regulatory requirements;
•	expenses related to third-party consultants, including fees and share based-compensation;
•	research and development supplies and services expenses; and
•	facility-related expenses, including rent, maintenance and other general operating expenses.

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

Our primary research and development focus since inception has been the development of our proprietary discovery and drug development platform, PRISM. We are using PRISM to design, develop and commercialize a broad pipeline of nucleic acid therapeutic candidates.

Our research and development expenses consist primarily of expenses related to our CROs, CMOs, consultants, other external vendors and fees paid to global regulatory agencies to conduct our clinical trials, in addition to compensation-related expenses, internal manufacturing expenses, facility-related expenses and other general operating expenses. These expenses are incurred in connection with research and development efforts and our preclinical studies and clinical trials. We track certain external expenses on a program-by-program basis. However, we do not allocate compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses or other operating expenses to specific programs. These expenses, which are not allocated on a program-by-program basis, are included in the “PRISM and other research and development expenses” category along with other external expenses related to our discovery and development programs, as well as platform development and identification of potential drug discovery candidates.

The table below summarizes our research and development expenses incurred for the years ended December 31, 2018, 2017 and 2016.

	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
DMD programs	$24,202	$13,762	$2,087
HD programs	14,828	8,968	6,190
ALS and FTD programs	5,535	1,658	39
PRISM and other research and development expenses (1)	89,863	54,921	32,502
Total research and development expenses	$134,428	$79,309	$40,818

(1)

Includes discovery and development programs, identification of potential drug discovery candidates, and compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we continue to manage our existing clinical trials, initiate additional clinical trials for certain product candidates, pursue later stages of clinical development for certain product candidates, further expand our manufacturing capabilities and continue to discover and develop additional product candidates in therapeutic areas including neurology, ophthalmology and hepatic.

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

We anticipate that our general and administrative expenses will increase in the future, primarily due to additional compensation-related expenses, as we increase our employee headcount to support the growth in our research and development activities and the potential commercialization of our product candidates.

Other Income (Expense), net

Other income (expense), net consists primarily of refundable tax credits from tax authorities and dividend and interest income earned on cash and cash equivalents balances for the years ended December 31, 2018, 2017 and 2016. We recognize refundable tax credits when there is reasonable assurance that we will comply with the requirements of the refundable tax credit and that the refundable tax credit will be received.

Income Taxes

We are a Singapore multi-national company subject to taxation in the United States and various other jurisdictions.

In 2018, 2017 and 2016, our provision for income taxes was $0.1 million, $0.8 million and $0.5 million, respectively, on pre-tax loss of $146.6 million, $101.1 million and $55.2 million, respectively. As of December 31, 2018 and 2017, we have recorded a full valuation allowance against our net operating loss carryforwards and federal and state tax credits in all jurisdictions due to uncertainty regarding future taxable income.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and includes significant changes to the U.S. corporate tax system. Effective January 1, 2018, the Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% and transitioned the U.S. federal tax system from a worldwide tax system to a territorial tax system. On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”) that provides additional guidance allowing companies to apply a measurement period of up to twelve months to account for the impacts of the Tax Act in our financial statements. As of December 31, 2018, we have finalized our accounting for the impacts of the Tax Act. In 2018, we recognized a $0.2 million benefit related to the remeasurement of our deferred tax assets and liabilities as a result of filing our 2017 U.S. tax return. This amount was included as a component of our provision for income taxes and was fully offset by a corresponding amount in our valuation allowance.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

The following table summarizes our results of operations for 2018 and 2017:

	For the Year Ended December 31,
	2018	2017	Change
	(in thousands)
Revenue	$14,414	$3,893	$10,521
Operating expenses:
Research and development	134,428	79,309	55,119
General and administrative	39,509	26,975	12,534
Total operating expenses	173,937	106,284	67,653
Loss from operations	(159,523)	(102,391)	(57,132)
Other income (expense), net	12,939	1,253	11,686
Loss before income taxes	(146,584)	(101,138)	(45,446)
Income tax benefit (provision)	(69)	(842)	773
Net loss	$(146,653)	$(101,980)	$(44,673)

Revenue

Revenue was $14.4 million and $3.9 million for the years ended December 31, 2018 and 2017, respectively. Revenue for 2017 was earned only under the Pfizer Collaboration Agreement. The increase of $10.5 million is due to revenue earned under the Takeda Collaboration Agreement, which became effective in April 2018, as well as an increase in research and development services under the Pfizer Agreement, which was entered into in May 2016. Revenue for both periods is presented under ASC 606 (as defined in Note 2 of our consolidated financial statements).

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
	2018	2017	Change
	(in thousands)
DMD programs	$24,202	$13,762	$10,440
HD programs	14,828	8,968	5,860
ALS and FTD programs	5,535	1,658	3,877
PRISM and other research and development expenses (1)	89,863	54,921	34,942
Total research and development expenses	$134,428	$79,309	$55,119

(1)

Includes discovery and development programs, identification of potential drug discovery candidates, and compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $134.4 million for the year ended December 31, 2018, compared to approximately $79.3 million for the year ended December 31, 2017. The increase of $55.1 million was due primarily to the following:

•	an increase of $10.4 million in external expenses related to our DMD programs;
•	an increase of $5.9 million in external expenses related to our HD programs;
•	an increase of $3.9 million in external expenses related to our ALS and FTD programs; and
•

an increase of $34.9 million in internal and external expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, platform development and identification of potential drug discovery candidates, due to an increase of $12.5 million in compensation-related expenses, which is the result of organizational growth, and an increase of $22.4 million in external research and development supplies and services expenses and facility-related expenses.

General and Administrative Expenses

General and administrative expenses were $39.5 million for the year ended December 31, 2018 compared to $27.0 million for the year ended December 31, 2017. The increase of $12.5 million was primarily due to a $6.8 million increase in compensation-related costs resulting from an increase in employee headcount. Increased professional services expenses and other general and administrative operating expenses account for the remaining increase of approximately $5.7 million.

Other Income (Expense), Net

Other income (expense), net for the years ended December 31, 2018 and 2017 was $12.9 million and $1.3 million, respectively. The increase in other income (expense), net is primarily due to the $10.2 million increase related to our claim for refundable tax credits, the majority of which we claimed for the first time during the year ended December 31, 2018 and relates to the UK research and development tax credit regime for small and medium sized companies. Additionally, there was an increase of $1.8 million in dividend income earned on our cash equivalents during the year ended December 31, 2018.

Income Tax Benefit (Provision)

During the years ended December 31, 2018 and 2017, we recorded a tax provision of $0.1 million and $0.8 million, respectively. The 2018 tax provision was due to adjustments related to the filing of our 2017 tax returns with the relevant tax authorities. The 2017 tax provision was due to our establishment of a valuation allowance against our U.S. deferred tax assets, as well as income earned under research and management services arrangements between our U.S. and Singapore entities, which is taxed in the United States. During the years ended December 31, 2018 and 2017, we did not record any income tax benefit for the net operating losses incurred in Singapore due to uncertainty regarding future taxable income in that jurisdiction. During the year ended December 31, 2018, we did not record any income tax benefit for the net operating losses incurred in the United States and Japan due to uncertainty regarding future taxable income in those jurisdictions. In May 2016, we established a wholly-owned subsidiary in Ireland, however no income tax expense or benefit has been recorded during the years ended December 31, 2018 and 2017. In April 2017, we established a wholly-owned subsidiary in the United Kingdom and during the years ended December 31, 2018 and 2017, we did not record any income tax benefit for the net operating losses incurred in the United Kingdom due to uncertainty regarding future taxable income in that jurisdiction.

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

The following table summarizes our results of operations for 2017 and 2016:

	For the Year Ended December 31,
	2017	2016	Change
	(in thousands)
Revenue	$3,893	$1,092	$2,801
Operating expenses:
Research and development	79,309	40,818	38,491
General and administrative	26,975	15,994	10,981
Total operating expenses	106,284	56,812	49,472
Loss from operations	(102,391)	(55,720)	(46,671)
Other income (expense), net	1,253	542	711
Loss before income taxes	(101,138)	(55,178)	(45,960)
Income tax benefit (provision)	(842)	(482)	(360)
Net loss	$(101,980)	$(55,660)	$(46,320)

Revenue

Revenue for 2017 and 2016 was earned under the Pfizer Collaboration Agreement, which was entered into in May 2016. There was $3.9 million in revenue for 2017, which represents an increase of $2.8 million in revenue over the $1.1 million in revenue for 2016. The increase in revenue was the result of Wave providing more research and development services to Pfizer in 2017. Revenue for both periods is presented under ASC 606.

Research and Development Expenses

The following table summarizes our research and development expenses incurred by program and on our platform for 2017 and 2016:

	For the Year Ended December 31,
	2017	2016	Change
	(in thousands)
DMD programs	$13,762	$2,087	$11,675
HD programs	8,968	6,190	2,778
ALS and FTD programs	1,658	39	1,619
PRISM and other research and development expenses (1)	54,921	32,502	22,419
Total research and development expenses	$79,309	$40,818	$38,491

(1)

Includes discovery and development programs, identification of potential drug discovery candidates, and compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $79.3 million for the year ended December 31, 2017, compared to $40.8 million for the year ended December 31, 2016. The increase of $38.5 million was due, in part, to the following:

•	an increase of $11.7 million in external expenses related to our DMD programs;
•	an increase of $2.8 million in external expenses related to our HD programs;
•	an increase of $1.6 million in external expenses related to our ALS and FTD programs; and
•

an increase of $22.4 million in internal and external expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, platform development and identification of potential drug discovery candidates, due to an increase of $14.3 million in compensation-related expenses, which is the result of organizational growth, and an increase of $8.1 million in external research and development supplies and services expenses and facility-related expenses.

General and Administrative Expenses

General and administrative expenses were $27.0 million for the year ended December 31, 2017 compared to $16.0 million for the year ended December 31, 2016. The increase of $11.0 million was primarily due to the $4.9 million increase in compensation-related costs resulting from an increase in employee headcount. Increased professional services expenses and other general and administrative operating expenses account for the remaining increase of approximately $6.1 million.

Other Income (Expense), net

Other income (expense), net for the years ended December 31, 2017 and 2016 was $1.3 million and $0.5 million, respectively. The increase in other income (expense), net is primarily due to increased dividend income earned in 2017 on our cash equivalents.

Income Tax Benefit (Provision)

During the years ended December 31, 2017 and 2016, we recorded a tax provision of $0.8 million and $0.5 million, respectively. The 2017 tax provision was due to our establishment of a valuation allowance against our U.S. deferred tax assets, as well as income earned under research and management services arrangements between our U.S. and Singapore entities, which is taxed in the United States. The 2016 tax provision is a result of income earned under research and management services arrangements between our U.S. and Singapore entities, which is taxed in the United States. During the years ended December 31, 2017 and 2016, we did not record any income tax benefit for the net operating losses incurred in Singapore due to uncertainty regarding future taxable income in that jurisdiction. During the year ended December 31, 2016, the Company recorded no income tax benefit for the net operating losses incurred in Japan, due to uncertainty regarding future taxable income in that jurisdiction. In May 2016, we established a wholly-owned subsidiary in Ireland, however no income tax expense or benefit has been recorded during the years ended December 31, 2017 and 2016. In April 2017, we established a wholly-owned subsidiary in the United Kingdom and during the year ended December 31, 2017, we did not record any income tax benefit for the net operating losses incurred in the United Kingdom due to uncertainty regarding future taxable income in that jurisdiction.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net losses. To date, we have primarily funded our operations through private placements of debt and equity securities, public offerings of our ordinary shares and collaborations with third parties. Through December 31, 2018, we have received an aggregate of approximately $493.2 million in net proceeds from these transactions. We received $89.3 million in net proceeds from private placements of our debt and equity securities, $100.4 million in net proceeds from our initial public offering, $40.0 million under the Pfizer Agreements (as defined in Note 5), including $10.0 million as an upfront payment under the Pfizer Collaboration Agreement and $30.0 million in the form of an equity investment, $93.5 million in net proceeds from our April 2017 follow-on underwritten public offering, and $170.0 million in upfront payments under the Takeda Agreements (as defined in Note 5), including $110.0 million as an upfront payment under the Takeda Collaboration Agreement (as defined in Note 5) and $60.0 million in the form of an equity investment.

As of December 31, 2018, we had cash and cash equivalents of $174.8 million, restricted cash of $3.6 million and an accumulated deficit of $339.7 million.

On January 28, 2019, we closed a follow-on public offering of 3,950,000 ordinary shares for gross proceeds of $150.1 million, and on February 26, 2019, we closed on the sale of an additional 592,500 ordinary shares pursuant to the underwriters’ option (on the same terms and conditions as the initial closing) for gross proceeds of an additional $22.5 million (collectively, the “January 2019 Offering”). Net proceeds to us from the January 2019 Offering are expected to be approximately $161.6 million, after deducting underwriting discounts and commissions and estimated offering expenses.

We expect that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months. We have based this expectation on assumptions that may prove to be incorrect, and we may use our available capital resources sooner than we currently expect. In addition, we may elect to raise additional funds before we need them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if we expect we have sufficient funds for our current or future operating plans.

Until we can generate significant revenue from product sales, if ever, we expect to continue to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. As of March 1, 2019, we have approximately $227.4 million of our securities registered and available for sale under our existing shelf registration statement that was declared effective by the SEC on February 6, 2017 and will remain in effect for three years from that date. In addition, for so long as we continue to satisfy the requirements of a “well-known seasoned issuer” under SEC rules, we may file an automatic shelf registration statement, which would become effective immediately upon filing and would provide us with immediate access to the capital markets to sell our securities from time to time.Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash used in operating activities	$(22,862)	$(83,671)	$(31,925)
Net cash used in investing activities	(9,938)	(18,887)	(5,563)
Net cash provided by financing activities	65,094	94,374	29,121
Effect of foreign exchange rates on cash	37	403	(14)
Net increase (decrease) in cash, cash equivalents and restricted cash	$32,331	$(7,781)	$(8,381)

Operating Activities

During 2018, operating activities used $22.9 million of cash, due to our net loss of $146.7 million, which was offset by changes in our operating assets and liabilities of $102.4 million and non-cash charges of $21.4 million. The largest changes in operating assets and liabilities were an increase of $160.6 million in deferred revenue offset by an increase of $59.0 million in accounts receivable, which were primarily driven by the upfront consideration received and accounts receivable recorded upon entry into the Takeda Collaboration Agreement, as well as increases of $4.9 million in accounts payable and $5.9 million in accrued expenses and other liabilities. The non-cash charges for 2018 related mainly to share-based compensation expense of $15.6 million and $5.6 million of depreciation expense.

During 2017, operating activities used $83.7 million of cash, primarily resulting from our net loss of $102.0 million offset by non-cash charges of $18.8 million. The non-cash charges for 2017 related mainly to share-based compensation expense of $12.1 million, an increase in deferred rent of $3.6 million and $2.2 million of depreciation expense.

During 2016, operating activities used $31.9 million of cash, primarily resulting from our net loss of $55.7 million offset by non-cash charges of $7.2 million and by cash provided by changes in our operating assets and liabilities of $16.6 million. The non-cash charges for 2016 related primarily to share-based compensation expense of $6.8 million. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2016 was primarily due to increases in deferred revenue, accounts payable and accrued expenses and other liabilities.

Investing Activities

During 2018, investing activities used $9.9 million of cash, consisting of purchases of property and equipment.

During 2017, investing activities used $18.9 million of cash, consisting of purchases of property and equipment.

During 2016, investing activities used $5.6 million of cash, consisting primarily of purchases of property and equipment.

Financing Activities

During 2018, net cash provided by financing activities was $65.1 million, which was primarily due to the $60.0 million in proceeds from the issuance of 1,096,892 ordinary shares to Takeda, as well as the $5.1 million in proceeds from the exercise of share options.

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

Funding Requirements

We expect our expenses will continue to increase in connection with our ongoing research and development activities and our internal cGMP manufacturing activities. Furthermore, we anticipate that our expenses will continue to increase if and as we:

•	continue to conduct our clinical trials evaluating our product candidates in patients;
•	conduct research and preclinical development of discovery targets and advance additional programs into clinical development;
•	file clinical trial applications with global regulatory agencies and conduct clinical trials for our programs;
•	expand our research and development activities to design and advance potential treatments for rare, inherited eye diseases;
•	make strategic investments in PRISM and in optimizing our manufacturing processes and formulations;
•	further expand our manufacturing capabilities through our internal facility and our CMOs;
•	maintain our intellectual property portfolio and consider the acquisition of complementary intellectual property;
•	seek and obtain regulatory approvals for our product candidates; and
•	establish and build capabilities to market, distribute and sell our product candidates.

We may experience delays or encounter issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

Because of the numerous risks and uncertainties associated with the development of our product candidates and because the extent to which we may enter into collaborations with third parties for development of product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development for our programs. Our future capital requirements for our programs will depend on many factors, including:

•	the progress and results of conducting research and continued preclinical and clinical development within our programs and with respect to future potential pipeline candidates;
•	the number and characteristics of product candidates and programs that we pursue;
•	the cost of manufacturing clinical supplies of our product candidates;
•	whether and to what extent milestone events are achieved under our collaborations with Pfizer or Takeda or any potential future licensee or collaborator;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to obtain marketing approval for our product candidates;
•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
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

Adequate additional funds may not be available to us on acceptable terms when we need them, or at all. We do not currently have any committed external source of funds, except for possible future payments from Pfizer if milestones under the Pfizer Collaboration Agreement are achieved and committed funds and possible future milestones and payments from our collaboration with Takeda under the Takeda Collaboration Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing shareholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our shareholders. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute our shareholders’ ownership interests.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	2019	2020 and 2021	2022 and 2023	After 2023	Total
	(in thousands)
Operating lease commitments	$5,675	$11,867	$11,437	$20,927	$49,906
Total	$5,675	$11,867	$11,437	$20,927	$49,906

We enter into contracts in the normal course of business with CROs and CMOs for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2018 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that our revenue recognition policy, particularly (a) assessing the number of performance obligations; (b) determining the transaction price; (c) allocating the transaction price to the performance obligations in the contract; and (d) determining the pattern over which performance obligations are satisfied, including estimates to complete performance obligations, and the assumptions and estimates used in our analysis of contracts with CROs and CMOs to estimate the contract expense, involve a greater degree of judgement, and therefore we consider them to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

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

Amounts received prior to being recognized as revenue are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

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

For additional discussion of accounting for collaboration revenues, see Note 5 of our consolidated financial statements.

Prepaid and Accrued Research and Development Expenses

As we prepare our financial statements, we are required to estimate our prepaid and accrued expenses. For certain contracts with our CROs and CMOs, if the billing terms do not align with the pattern in which the work is completed by the CRO or CMO as of the end of the period, we are required to perform an analysis to estimate the expense, for the period and to date for each contract.

Contracts that are subject to this analysis generally relate to the following services: research and development services, manufacturing services, toxicology studies and clinical trial services. Once we have completed our analysis, we will record the estimated expense in the period for each contract and, depending on the invoicing activity related to each contract, we either have a prepaid or accrual as of the end of the period. We base our estimates on communications with internal study managers, our knowledge of the ongoing and past work at the CROs and CMOs, communications and reporting from our CROs and CMOs, where applicable.

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

Foreign Currency Risk

Due to our operations outside of the Unites States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial condition, the results of our operations or our cash flows. For the years ended December 31, 2018, 2017 and 2016, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, the results of our operations or our cash flows.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Wave Life Sciences Ltd.:

Opinion on Internal Control Over Financial Reporting

We have audited Wave Life Sciences Ltd. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, Series A preferred shares and shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Cambridge, Massachusetts
March 1, 2019

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2019 Annual General Meeting of Shareholders, or the Proxy Statement, if the Proxy Statement is filed not later than 120 days after the end of our fiscal year ended December 31, 2018, in the sections titled “Management and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics,” and is incorporated herein by reference. If the Proxy Statement is not filed within such 120-day period, the information required by this item will be contained in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, or the Form 10-K/A.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Management and Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Risks Related to Compensation Practices and Policies” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2018, the information required by this item will be contained in the Form 10-K/A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2018, the information required by this item will be contained in the Form 10-K/A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance – Board of Directors” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2018, the information required by this item will be contained in the Form 10-K/A.

Item 14.	Principal Accounting Fees and Services

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information set forth in the sections titled “Principal Accounting Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accountant and Independent Singapore Auditor” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2018, the information required by this item will be contained in the Form 10-K/A.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report:

1. Financial Statements

See Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Constitution (formerly known as Memorandum of Association and Articles of Association)		Amendment No. 5 to Form S-1 (Exhibit 3.2)	11/10/2015	333-207379

4.1	Form of Specimen Ordinary Share Certificate		Amendment No. 3 to Form S-1 (Exhibit 4.1)	11/06/2015	333-207379

4.2.1	Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of August 14, 2015		Form S-1 (Exhibit 4.2)	10/09/2015	333-207379

4.2.2	Amendment No. 1 to Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of November 8, 2018		Form 10-Q (Exhibit 10.2)	11/09/2018	001-37627

4.3†	Share Purchase Agreement by and between the Registrant and C.P. Pharmaceuticals International C.V., dated as of May 5, 2016		Form 10-Q (Exhibit 10.2)	08/15/2016	001-37627

Lease Agreements

10.1	Lease Agreement by and among Harvard Real Estate—Allston, Inc., Shin Nippon Biomedical Laboratories Ltd., dated June 25, 2009		Form S-1 (Exhibit 10.2)	10/09/2015	333-207379

10.2	Commercial Lease Agreement by and among SNBL USA, Ltd. and Ontorii, Inc. (now Wave Life Sciences USA, Inc.), dated as of January 1, 2010		Form S-1 (Exhibit 10.4)	10/09/2015	333-207379

10.3	Consent to Office Space Sublease by and among SNBL USA, Ltd, Ontorii, Inc. (now Wave Life Sciences USA, Inc.) and Harvard Real Estate—Allston, Inc., dated as of January 1, 2010		Form S-1 (Exhibit 10.3)	10/09/2015	333-207379

10.4	Amendment 1 to the Commercial Lease Agreement by and between SNBL USA, Ltd. and Ontorii, Inc. (now Wave Life Sciences USA, Inc.), dated as of July 1, 2011		Form S-1 (Exhibit 10.5)	10/09/2015	333-207379

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.5	Lease Agreement by and between the Registrant and King 733 Concord LLC, dated as of April 6, 2015		Form S-1 (Exhibit 10.7)	10/09/2015	333-207379

10.6	Lease Agreement by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of September 26, 2016.		Form 8-K (Exhibit 10.1)	09/27/2016	001-37627

10.7	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of December 31, 2016		Form 8-K (Exhibit 10.1)	01/06/2017	001-37627

Collaboration and License Agreements

10.8†	Co-Exclusive License Agreement by and between the Registrant and Max-Planck-Innovation GmbH, dated as of June 8, 2015		Form S-1 (Exhibit 10.10)	10/09/2015	333-207379

10.9.1†	Research, License and Option Agreement by and between the Registrant and Pfizer Inc., dated as of May 5, 2016		Form10-Q (Exhibit 10.1)	08/15/2016	001-37627

10.9.2	Amendment No. 1 to Research, License and Option Agreement by and between the Registrant and Pfizer Inc., dated as of November 5, 2017		Form 10-K (Exhibit 10.9.2)	03/12/2018	001-37627

10.10†	Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and Takeda Pharmaceutical Company Limited, dated as of February 19, 2018		Form 10-Q (Exhibit 10.1)	05/09/2018	001-37627

10.11	Share Purchase Agreement by and between Takeda Pharmaceutical Company Limited and the Registrant, dated as of February 19, 2018		Form 10-Q (Exhibit 10.2)	05/09/2018	001-37627

10.12	Investor Agreement by and between Takeda Pharmaceutical Company Limited and the Registrant, dated as of April 2, 2018		Form 10-Q (Exhibit 10.3)	05/09/2018	001-37627

Agreements with Executive Officers and Directors
10.13+	Form of Deed of Indemnity by and between the Registrant and each of its directors and certain of its officers		Form S-1 (Exhibit 10.11)	10/09/2015	333-207379

10.14+	Employment Agreement by and between the Registrant and Paul B. Bolno, M.D., dated as of December 12, 2013		Form S-1 (Exhibit 10.12)	10/09/2015	333-207379

10.15+	Offer Letter by and between the Registrant and Chandra Vargeese, Ph.D., dated as of July 2, 2014		Form S-1 (Exhibit 10.14)	10/09/2015	333-207379

10.16+	Offer Letter by and between the Registrant and Christopher Francis, Ph.D., dated as of March 10, 2014		Form S-1 (Exhibit 10.15)	10/09/2015	333-207379

10.17+	Employment Agreement between the Registrant and Michael Panzara, M.D. dated as of July 11, 2016		Form 10-Q (Exhibit 10.4)	11/09/2016	001-37627

10.18+	Employment Agreement between the Registrant and Keith C. Regnante dated as of August 16, 2016		Form 10-Q (Exhibit 10.5)	11/09/2016	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.19+	Non-Employee Director Compensation Policy, as amended, effective as of August 13, 2018		Form 10-Q (Exhibit 10.1)	11/09/2018	001-37627

10.20+	Consulting Agreement by and between Ontorii, Inc. (now Wave Life Sciences USA, Inc.) and Gregory Verdine, dated as of April 1, 2012		Form S-1 (Exhibit 10.16)	10/09/2015	333-207379

10.21+	Nominee Director Fee Agreement by and between the Registrant and Miura & Associates Management Consultants Pte. Ltd., dated as of October 23, 2012		Form S-1 (Exhibit 10.17)	10/09/2015	333-207379

Equity and Other Compensation Plans

10.22+	Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Equity Plan”)		Form 10-Q (Exhibit 10.1)	11/09/2017	001-37627

10.23.1+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of December 2014		Form S-8 (Exhibit 10.1)	12/17/2015	333-208598

10.23.2+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016		Form 10-Q (Exhibit 10.2)	11/09/2017	001-37627

10.23.3+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of January 1, 2018	X

10.24.1+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of December 2014		Form S-8 (Exhibit 10.1)	12/17/2015	333-208598

10.24.2+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016		Form 10-Q (Exhibit 10.3)	11/09/2017	001-37627

10.25.1+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of June 16, 2016		Form 10-Q (Exhibit 10.4)	11/09/2017	001-37627

10.25.2+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of January 1, 2018	X

10.26.1+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of June 21, 2017		Form 10-Q (Exhibit 10.5)	11/09/2017	001-37627

10.26.2+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of January 1, 2018	X

21.1	List of Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	03/12/2018	001-37627

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)	X

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)	X

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer.	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

Wave Life Sciences Ltd.

Date: March 1, 2019	By:	/s/ Paul B. Bolno, M.D.
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

Signature	Title	Date

/s/ Paul B. Bolno, M.D. Paul B. Bolno, M.D.	President, Chief Executive Officer and Director (principal executive officer)	March 1, 2019

/s/ Keith C. Regnante Keith C. Regnante	Chief Financial Officer (principal financial officer and principal accounting officer)	March 1, 2019

/s/ Christian Henry Christian Henry	Chairman of the Board of Directors	March 1, 2019

/s/ Gregory L. Verdine, Ph.D. Gregory L. Verdine, Ph.D.	Director	March 1, 2019

/s/ Peter Kolchinsky, Ph.D. Peter Kolchinsky, Ph.D.	Director	March 1, 2019

/s/ Koji Miura Koji Miura	Director	March 1, 2019

/s/ Adrian Rawcliffe Adrian Rawcliffe	Director	March 1, 2019

/s/ Ken Takanashi Ken Takanashi	Director	March 1, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Wave Life Sciences Ltd.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wave Life Sciences Ltd. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, Series A preferred shares and shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Cambridge, Massachusetts

March 1, 2019

WAVE LIFE SCIENCES LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$174,819	$142,503
Current portion of accounts receivable	10,000	1,000
Prepaid expenses and other current assets	17,454	6,985
Total current assets	202,273	150,488
Long-term assets:
Accounts receivable, net of current portion	50,000	—
Property and equipment, net	39,931	27,334
Restricted cash	3,625	3,610
Other assets	111	411
Total long-term assets	93,667	31,355
Total assets	$295,940	$181,843
Liabilities, Series A preferred shares and shareholders’ equity
Current liabilities:
Accounts payable	$13,089	$7,598
Accrued expenses and other current liabilities	14,736	8,898
Current portion of capital lease obligation	—	16
Current portion of deferred rent	115	60
Current portion of deferred revenue	100,945	1,275
Current portion of lease incentive obligation	1,156	344
Total current liabilities	130,041	18,191
Long-term liabilities:
Deferred rent, net of current portion	5,132	4,214
Deferred revenue, net of current portion	68,156	7,241
Lease incentive obligation, net of current portion	9,247	3,094
Other liabilities	2,142	1,619
Total long-term liabilities	84,677	16,168
Total liabilities	$214,718	$34,359
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at December 31, 2018 and 2017	$7,874	$7,874
Shareholders’ equity:
Ordinary shares, no par value; 29,472,197 and 27,829,079 shares issued and outstanding at December 31, 2018 and 2017, respectively	375,148	310,038
Additional paid-in capital	37,768	22,172
Accumulated other comprehensive income (loss)	153	116
Accumulated deficit	(339,721)	(192,716)
Total shareholders’ equity	73,348	139,610
Total liabilities, Series A preferred shares and shareholders’ equity	$295,940	$181,843

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2018	2017	2016
Revenue	$14,414	$3,893	$1,092
Operating expenses:
Research and development	134,428	79,309	40,818
General and administrative	39,509	26,975	15,994
Total operating expenses	173,937	106,284	56,812
Loss from operations	(159,523)	(102,391)	(55,720)
Other income (expense), net:
Dividend income	3,368	1,578	255
Interest income (expense), net	22	6	337
Other income (expense), net	9,549	(331)	(50)
Other income (expense), net	12,939	1,253	542
Loss before income taxes	(146,584)	(101,138)	(55,178)
Income tax benefit (provision)	(69)	(842)	(482)
Net loss	$(146,653)	$(101,980)	$(55,660)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(5.06)	$(3.85)	$(2.44)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	28,970,404	26,513,382	22,800,628

Other comprehensive income (loss):
Net loss	$(146,653)	$(101,980)	$(55,660)
Foreign currency translation	37	407	(332)
Comprehensive loss	(146,616)	(101,573)	(55,992)

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In- Capital	Comprehensive Income (Loss)	Accumulated Deficit	Shareholders’ Equity
Balance as of December 31, 2015	3,901,348	7,874	21,551,423	$185,344	$3,182	$41	$(35,076)	$153,491
Issuance of ordinary shares	—	—	1,875,000	30,000	—	—	—	30,000
Share-based compensation	—	—	—	—	6,847	—	—	6,847
Option exercises	—	—	75,746	258	—	—	—	258
Other comprehensive income (loss)	—	—	—	—	—	(332)	—	(332)
Net loss	—	—	—	—	—	—	(55,660)	(55,660)
Balance at December 31, 2016	3,901,348	$7,874	23,502,169	$215,602	$10,029	$(291)	$(90,736)	$134,604
Issuance of ordinary shares, net of issuance costs of $491	—	—	4,166,667	93,509	—	—	—	93,509
Share-based compensation	—	—	—	—	12,143	—	—	12,143
Vesting of RSUs	—	—	22,750	—	—	—	—
Option exercises	—	—	137,493	927	—	—	—	927
Other comprehensive income (loss)	—	—	—	—	—	407	—	407
Net loss	—	—	—	—	—	—	(101,980)	(101,980)
Balance at December 31, 2017	3,901,348	$7,874	27,829,079	$310,038	$22,172	$116	$(192,716)	$139,610
Issuance of ordinary shares	—	—	1,096,892	60,000	—	—	—	60,000
Share-based compensation	—	—	—	—	15,596	—	—	15,596
Vesting of RSUs	—	—	38,594	—	—	—	—	—
Option exercises	—	—	507,632	5,110	—	—	—	5,110
Impact of adoption of ASU 2016-16	—	—	—	—	—	—	(352)	(352)
Other comprehensive income (loss)	—	—	—	—	—	37	—	37
Net loss	—	—	—	—	—	—	(146,653)	(146,653)
Balance at December 31, 2018	3,901,348	$7,874	29,472,197	$375,148	$37,768	$153	$(339,721)	$73,348

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(146,653)	$(101,980)	$(55,660)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of lease incentive obligation	(790)	(208)	—
Depreciation of property and equipment	5,581	2,155	784
Share-based compensation expense	15,596	12,143	6,847
Net (gain) loss on disposal of property and equipment	44	205	—
Deferred rent	973	3,594	565
Deferred income taxes	—	908	(698)
Tax benefit related to share-based compensation	—	—	(310)
Changes in operating assets and liabilities:
Accounts receivable	(59,000)	(1,000)	—
Prepaid expenses and other current assets	(10,469)	(5,502)	(1,337)
Other assets	(52)	(358)	(53)
Accounts payable	4,936	3,892	3,369
Accrued expenses and other current liabilities	5,864	4,550	2,296
Deferred revenue	160,585	(2,893)	11,408
Other non-current liabilities	523	823	864
Net cash used in operating activities	(22,862)	(83,671)	(31,925)
Cash flows from investing activities
Proceeds from the sale of property and equipment	—	—	4
Purchases of property and equipment, net of tenant improvement allowances	(9,938)	(18,887)	(5,567)
Net cash used in investing activities	(9,938)	(18,887)	(5,563)
Cash flows from financing activities
Costs associated with initial public offering	—	—	(1,075)
Proceeds from issuance of ordinary shares, net of offering costs	60,000	93,509	30,000
Payments on capital lease obligation	(16)	(62)	(62)
Proceeds from the exercise of share options	5,110	927	258
Net cash provided by financing activities	65,094	94,374	29,121
Effect of foreign exchange rates on cash	37	403	(14)
Net increase (decrease) in cash, cash equivalents and restricted cash	32,331	(7,781)	(8,381)
Cash, cash equivalents and restricted cash, beginning of period	146,113	153,894	162,275
Cash, cash equivalents and restricted cash, end of period	$178,444	$146,113	$153,894

The accompanying notes are an integral part of the consolidated financial statements.

Wave Life Sciences Ltd.

Notes to Consolidated Financial Statements

1. THE COMPANY

Organization

Wave Life Sciences Ltd. (together with its subsidiaries, “Wave” or the “Company”) is a clinical-stage genetic medicines company committed to delivering life-changing treatments for people battling devastating diseases. Using PRISM, Wave’s proprietary discovery and drug development platform, enables Wave to target genetically defined diseases with stereopure oligonucleotides across multiple therapeutic modalities.

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

The Company’s primary activities since inception have been developing PRISM to design, develop and commercialize oligonucleotide therapeutics, advancing the Company’s neurology business, building the Company’s research and development activities in ophthalmology and hepatic, advancing programs into the clinic, furthering clinical development of such clinical-stage programs, building the Company’s intellectual property, and assuring adequate capital to support these activities.

Risks and Uncertainties

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, developing internal manufacturing capabilities, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. The Company’s therapeutic programs will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization of any product candidates. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance-reporting capabilities. There can be no assurance that the Company’s research and development efforts will be successful, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies.

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and in U.S. dollars.

2. SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents are comprised of funds in money market accounts.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include the valuation of the Company’s ordinary shares prior to the initial public offering in November 2015, the assumptions used to determine the fair value of share-based awards, the Company’s revenue recognition policy, particularly, (a) assessing the number of performance obligations; (b) determining the transaction price; (c) allocating the transaction price to the performance obligations in the contract; and (d) determining the pattern over which performance obligations are satisfied, including estimates to complete performance obligations, the evaluation of progress to completion of external research and development costs which can result in prepaid or accrued expenses related to the Company’s contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), and the valuation allowance required for the Company’s deferred tax assets and determining uncertain tax positions and the related liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on developing its proprietary discovery and drug development platform, PRISM, to develop and commercialize a broad pipeline of nucleic acid-based therapeutics, or oligonucleotides.

Foreign Currency Translation

The functional currency is the U.S. dollar for all of the Company’s entities aside from Wave Japan, which has the Japanese Yen as its functional currency. Assets and liabilities of Wave Japan are translated at period end exchange rates while revenues and expenses are translated at average exchange rates for the period. Net unrealized gains and losses from foreign currency translation are reflected as other comprehensive income (loss) within the consolidated statements of Series A preferred shares and shareholders’ equity and the consolidated statements of operations and comprehensive loss. Gains and losses on foreign currency transactions are included in the consolidated statements of operations and comprehensive loss within other income (expenses), net.

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

Cash, cash equivalents and restricted cash are Level 1 assets which are comprised of funds held in checking and money market accounts. Cash, cash equivalents and restricted cash were recorded at fair value as of December 31, 2018 and 2017, totaling $178.4 million and $146.1 million, respectively. The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities. Accounts receivable relate to the Company’s collaboration agreements.

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

Restricted Cash

Restricted cash consists primarily of cash placed in separate restricted bank accounts as required under the terms of the Company’s lease agreements for its Cambridge, Massachusetts and Lexington, Massachusetts facilities (refer to Note 8). As of December 31, 2018 and 2017, the Company had $3.6 million of restricted cash, of which $2.6 million related to the Lexington facility and $1.0 million related to the Cambridge facility.

Property and Equipment

Property and equipment, which consists primarily of equipment, furniture, software and leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the following estimated useful lives of the assets:

Equipment, Furniture and Software	3-7 years
Leasehold Improvements	Shorter of asset life or lease term

Depreciation begins at the time the asset is placed in service. Maintenance and repairs are charged to operations as incurred. Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss.

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

The Company has entered into collaboration agreements for research, development, and commercial services, under which the Company licenses certain rights to its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products. Any variable consideration is constrained and, therefore, the cumulative revenue associated with this consideration is not recognized until it is deemed not to be at significant risk of reversal.

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

Amounts received prior to being recognized as revenue are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

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

For additional discussion of accounting for collaboration revenues, see Note 5.

Product Revenue

The Company has had no product revenue to date.

Research and Development Expenses

Research and development expenses are expensed as incurred. External development costs are recognized based on an evaluation of the progress to completion of specific tasks. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in the accompanying consolidated balance sheets as prepaid or accrued expenses.

Refundable Tax Credits

The Company is eligible for refundable tax credits with tax authorities for certain qualified operating expenses. The Company recognizes refundable tax credits when there is reasonable assurance that the Company will comply with the requirements of the refundable tax credit and that the refundable tax credit will be received.

Refundable tax credits are recorded as income and classified in other income (expense), net in the consolidated statements of operations and comprehensive loss.

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

License Agreements and Patent Costs

Costs associated with licenses of technology and patent costs are expensed as incurred and are generally included in research and development expense in the consolidated statements of operations and comprehensive loss.

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

The Company determines the fair value of share-based awards granted to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. All equity instruments issued to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. These awards are recorded in expense and additional paid-in capital in shareholders’ equity over the applicable service periods based on the fair value of the options at the end of each period. The Company accounts for the expense from share-based awards to non-employees by re-measuring the awards at fair value over the vesting period.

The Company classifies share-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s compensation costs are classified or in which the award recipient’s service payments are classified.

The fair value of each share option grant was determined using the methods and assumptions discussed below. These inputs are generally subjective and require significant judgment and estimation by management.

•

Fair Value of Ordinary Shares The fair value of the ordinary shares underlying the Company’s share-based awards is based on the closing price of the Company’s ordinary shares as reported by the Nasdaq Global Market on the date of grant.

•

Expected Term The expected term of share options represents the weighted-average period that the share options are expected to remain outstanding. The Company estimated the expected term using the simplified method, which is an average of the contractual term of the option and the vesting period.

•

Expected Volatility Since there is limited historical data for the Company’s ordinary shares and limited company-specific historical volatility, it has determined the share price volatility for options granted based on an analysis of the volatility used by a peer group of publicly traded companies. In evaluating similarity, the Company considers factors such as industry, stage of life cycle and size.

•

Risk-free Interest Rate The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.

•	Dividend Rate The expected dividend was assumed to be zero as the Company has never paid dividends and has no current plans to do so.

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

The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the tax authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision on the consolidated statements of operations and comprehensive loss.

The Company has certain service arrangements in place between its U.S., Japan, UK and Singapore entities, which include transfer pricing assumptions. The determination of the appropriate level of transfer pricing requires judgment based on transfer pricing analyses of comparable companies. The Company monitors the nature of its service arrangements for changes in its operations as well as economic conditions. The Company also periodically reviews the transfer pricing analyses for changes in the composition in the pool of comparable companies as well as the related ongoing results of the comparable companies.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), which was further clarified in July 2018 when the FASB issued Accounting Standards Update No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and Accounting Standards Update No. 2018-11, Leases (Topic 842)—Targeted Improvements (“ASU 2018-11”). ASU 2016-02, ASU 2018-10 and ASU 2018-11 require a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The update includes a short-term lease exception for leases with a term of 12 months or less, in which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases, using classification criteria that are substantially similar to the previous guidance. For lessees, the recognition, measurement, and presentation of expenses and cash flows arising from a lease have not significantly changed from previous U.S. GAAP. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply, as well as transition guidance specific to nonstandard leasing transactions. ASU 2016-02, ASU 2018-10 and ASU 2018-11 are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of the new standard will result in the recognition of a material right-of-use asset and lease liability on the Company’s consolidated balance sheet. The Company does not expect the adoption of the new standard to have a material impact on its consolidated statement of operations or its liquidity.

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

In March 2018, the FASB issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). The standard amends Accounting Standards Codification 740, Income Taxes (“ASC 740”), to provide guidance on accounting for the tax effects of the Tax Act pursuant to Staff Accounting Bulletin No. 118. As of December 31, 2018, the Company has finalized its accounting for the impact of 2018-05. In 2018, the Company recognized a $0.2 million benefit related to the remeasurement of its deferred tax assets and liabilities as a result of filing its 2017 U.S. tax return.

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

Impact of Adoption

As a result of adopting ASC 606 on January 1, 2018, the Company has revised its comparative financial statements for the prior year as if ASC 606 had been effective for that period. As a result, the following financial statement line items were affected as of December 31, 2017 and for the years ended December 31, 2017 and 2016.

Consolidated Balance Sheets
	As of December 31, 2017
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
	(in thousands)
Current portion of deferred revenue	$1,275	$2,705	$(1,430)
Deferred revenue, net of current portion	7,241	5,607	1,634
Accumulated deficit	(192,716)	(192,512)	(204)

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended December 31, 2017
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
	(in thousands, except per share data)
Revenue	$3,893	$3,704	$189
Loss from operations	(102,391)	(102,580)	189
Income tax benefit (provision)	(842)	(708)	(134)
Net loss	(101,980)	(102,035)	55

	For the Year Ended December 31, 2016
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
	(in thousands, except per share data)
Revenue	$1,092	$1,485	$(393)
Loss from operations	(55,720)	(55,327)	(393)
Income tax benefit (provision)	(482)	(616)	134
Net loss	(55,660)	(55,401)	(259)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(2.44)	$(2.43)	$(0.01)

Consolidated Statement of Cash Flows
	For the Year Ended December 31, 2017
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
	(in thousands)
Net loss	$(101,980)	$(102,035)	$55
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	908	774	134
Changes in operating assets and liabilities:
Deferred revenue	(2,893)	(2,704)	(189)

	For the Year Ended December 31, 2016
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
	(in thousands)
Net loss	$(55,660)	$(55,401)	$(259)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	(698)	(564)	(134)
Changes in operating assets and liabilities:
Deferred revenue	11,408	11,015	393

The most significant changes relate to the Company’s revenue recognition pattern for the Pfizer Collaboration Agreement (as defined in Note 5) and the accounting for milestone payments.

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

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). Under the new guidance, companies are required to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted ASU 2016-16 effective January 1, 2018, which resulted in a $0.4 million cumulative-effect adjustment to retained earnings.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that an entity explain the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents on the statement of cash flows. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2017. The Company adopted ASU 2016-18 effective January 1, 2018 on a retrospective basis, which resulted in a change in presentation of restricted cash within the Company’s consolidated statements of cash flows.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	December 31,
	2018	2017
	(in thousands)
Furniture and equipment	$20,300	$13,626
Software	435	108
Leasehold improvements	27,342	16,029
Fixed assets in progress	1,354	1,988
Total	49,431	31,751
Less accumulated depreciation	(9,500)	(4,417)
Property and equipment, net	$39,931	$27,334

Depreciation expense was $5.6 million, $2.2 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2018	2017
	(in thousands)
Accrued compensation	$7,507	$5,461
Accrued expenses related to CROs and CMOs	5,502	3,281
Accrued expenses and other current liabilities	1,727	156
Total accrued expenses and other current liabilities	$14,736	$8,898

5. COLLABORATION AGREEMENTS

Pfizer Collaboration and Equity Agreements

In May 2016, the Company entered into a Research, License and Option Agreement (as amended in November 2017, the “Pfizer Collaboration Agreement”) with Pfizer Inc. (“Pfizer”). Pursuant to the terms of the Pfizer Collaboration Agreement, the Company and Pfizer agreed to collaborate on the discovery, development and commercialization of stereopure oligonucleotide therapeutics for up to five programs (the “Pfizer Programs”), each directed at a genetically-defined hepatic target selected by Pfizer (the “Pfizer Collaboration”). The Company received $10.0 million as an upfront license fee under the Pfizer Collaboration Agreement. Subject to option exercises by Pfizer, the Company may earn potential research, development and commercial milestone payments, plus royalties, tiered up to low double-digits, on sales of any products that may result from the Pfizer Collaboration. None of the payments under the Pfizer Collaboration Agreement are refundable.

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

The Pfizer Collaboration is managed by a joint steering committee in which both parties are represented equally, which will oversee the scientific progression of each Pfizer Program up to the clinical candidate stage. During the four-year research term and for a period of two years thereafter, the Company has agreed to work exclusively with Pfizer with respect to using any of the Company’s stereopure oligonucleotide technology that is specific for the applicable hepatic target which is the basis of any Pfizer Program. Within a specified period after receiving a data package for a candidate under each nominated program, Pfizer may exercise an option to obtain a license to develop, manufacture and commercialize the program candidate by paying an exercise price per program.

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

During the year ended December 31, 2017, it became probable that a significant reversal of cumulative revenue would not occur for a developmental milestone under the Pfizer Collaboration Agreement. At such time, the associated consideration was added to the estimated transaction price and allocated to the existing performance obligations, and the Company recognized a cumulative catch-up to revenue for this developmental milestone, representing the amount that would have been recognized had the milestone payment been included in the transaction price from the outset of the arrangement. The remainder will be recognized in the same manner as the remaining, unrecognized transaction price over the remaining period until each performance obligation is satisfied.

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

Through December 31, 2018, the Company had recognized revenue of $9.9 million as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss under the Pfizer Collaboration Agreement. During the years ended December 31, 2018, 2017 and 2016, the Company recognized revenue of $4.9 million, $3.9 million and $1.1 million, respectively, under the Pfizer Collaboration Agreement. The aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligations and recorded in deferred revenue at December 31, 2018 is $8.7 million, of which $6.8 million is included in current liabilities. The Company expects to recognize the remaining deferred revenue according to FTE hours incurred, over the remaining research term, which is 16 months as of December 31, 2018.

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

Additionally, the Company determined that the exclusive option for each Category 1 Program was priced at a discount and, as such, provide material rights to Takeda, representing three separate performance obligations. Based on these assessments, the Company identified seven performance obligations in the Takeda Collaboration Agreement: (1) research and development services through completion of the first proof of mechanism and non-exclusive research and development license for HD; (2) research and development services through completion of the first proof of mechanism and non-exclusive research and development license for ALS and FTD; (3) research and development services through completion of the first proof of mechanism and non-exclusive research and development license for SCA3; (4) the material right provided for the exclusive option to license, co-develop and co-commercialize HD; (5) the material right provided for the exclusive option to license, co-develop and co-commercialize ALS and FTD; (6) the material right provided for the exclusive option to license, co-develop and co-commercialize SCA3; and (7) the research and preclinical development services and right to exclusively license the Category 2 Programs.

At the outset of the arrangement, the transaction price included the $110.0 million upfront consideration received and the $60.0 million of committed research and preclinical funding for the Category 2 Programs. The Company determined that the Takeda Collaboration Agreement did not contain a significant financing component. The option exercise fees to license, co-develop and co-commercialize each Category 1 Program that may be received are excluded from the transaction price until each customer option is exercised. The potential milestone payments were excluded from the transaction price, as all milestone amounts were fully constrained at the inception of the Takeda Collaboration Agreement. The Company will reevaluate the transaction price at the end of each reporting period and, as uncertain events are resolved or other changes in circumstances occur, if necessary, will adjust its estimate of the transaction price.

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

During the year ended December 31, 2018, the Company recognized revenue of $9.6 million in the Company’s consolidated statements of operations and comprehensive loss under the Takeda Collaboration Agreement. The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue at December 31, 2018 is $160.4 million, of which $94.1 million is included in current liabilities. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the research and development services for each Category 1 Program and the Category 2 Programs as costs are incurred over the remaining research term. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the material right for each Category 1 Program option upon Takeda’s exercise of such option, or immediately as each option expires unexercised. The aggregate amount of the transaction price included in accounts receivable at December 31, 2018 is $60.0 million, of which $10.0 million is included in current assets.

6. SHARE CAPITAL

The following represents the historical ordinary share transactions of the Company from December 31, 2015 through December 31, 2018:

•	In May 2016, the Company granted 1,875,000 ordinary shares to Pfizer under the Pfizer Agreements (Note 5) at a purchase price of $16.00 per share, for an aggregate purchase price of $30.0 million.

•

In April 2017, the Company closed a follow-on underwritten public offering of 4,166,667 ordinary shares at a purchase price of $24.00 per share for gross proceeds of $100.0 million. The net proceeds from this issuance were $93.5 million after deducting underwriting discounts and commissions and other offering expenses.

•

In April 2018, the Company granted 1,096,892 ordinary shares to Takeda under the Takeda Collaboration Agreement (Note 5) at a purchase price of $54.70 per share, for an aggregate purchase price of $60.0 million.

Features of the Series A Preferred Shares and Ordinary Shares

The Series A preferred shares and ordinary shares have no par value and there is no concept of authorized share capital under Singapore law. The Series A preferred shares are not redeemable.

Voting

The holders of Series A preferred shares are not entitled to vote on any of the matters proposed to shareholders, other than as specified in the Company's Constitution. The holders of ordinary shares are entitled to one vote for each ordinary share held at all meetings of shareholders and written actions in lieu of meetings.

Dividends

All dividends, if any, shall be declared and paid pro rata according to the number of shares held by each member entitled to receive dividends. The Company’s board of directors may deduct from any dividend all sums of money presently payable by the member to the Company on account of calls.

Liquidation

In the event of a liquidation, dissolution or winding up of, or a return of capital by the Company, the ordinary shares will rank equally with the Series A preferred shares after the payment of the liquidation preference of an aggregate of approximately $10 thousand for Series A preferred shares.

7. SHARE-BASED COMPENSATION

In December 2014, the Company’s board of directors adopted the Wave Life Sciences Ltd. 2014 Equity Incentive Plan (the “2014 Plan”), and reserved 1,763,714 ordinary shares for issuance under this plan, which was increased to 5,064,544 in 2015, to 6,064,544 in 2017 and to 6,943,344 in 2018. The 2014 Plan authorizes the board of directors or a committee of the board to grant incentive share options, non-qualified share options, share appreciation rights, restricted awards, which include restricted shares and restricted share units (“RSUs”), and performance awards to eligible employees, consultants and directors of the Company. The company accounts for grants to its board of directors as grants to employees.

As of December 31, 2018, 1,545,151 ordinary shares remained available for future grant under the 2014 Plan.

Share option activity under the 2014 Plan is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding as of January 1, 2018	3,767,130	$12.69
Granted	830,420	44.77
Exercised	(507,632)	10.07
Forfeited or cancelled	(73,328)	19.93
Outstanding as of December 31, 2018	4,016,590	$19.47	7.24	$93,520
Options exercisable as of December 31, 2018	2,451,584	$10.11	6.51	$78,280
Options unvested as of December 31, 2018	1,565,006	$34.14	8.39	$15,240

(1)

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares for those share options that had exercise prices lower than the fair value of the ordinary shares as of the end of the period.

Options generally vest over periods of one to four years, and options that are forfeited or cancelled are available to be granted again. The contractual life of options is generally five or ten years from the grant date.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of share options granted to employees during the period were as follows:

	For the Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.49% – 3.01%	1.49% – 2.23%	1.15% – 2.18%
Expected term (in years)	3.00 – 6.25	3.00 – 6.25	3.00 – 6.25
Expected volatility	64.17% – 70.90%	68.95% – 72.24%	60.89% – 68.76%
Expected dividend yield	0%	0%	0%

There were no options granted to non-employees in 2018, 2017 or 2016. The options that were granted to non-employees in 2015 were fully vested as of December 31, 2018.

RSU activity for the year ended December 31, 2018 is summarized as follows:

	RSUs	Average Grant Date Fair Value (in dollars per share)
Outstanding as of January 1, 2018	154,459	29.05
Granted	313,747	40.17
Vested	(38,594)	26.30
Forfeited	(21,091)	37.27
RSUs Outstanding at December 31, 2018	408,521	$37.16

RSUs generally vest over periods of one to four years. RSUs that are forfeited are available to be granted again.

As of December 31, 2018, the unrecognized compensation cost related to outstanding options was $29.0 million for employees. The unrecognized compensation cost related to outstanding options for employees is expected to be recognized over a weighted-average period of approximately 2.8 years. For the years ended December 31, 2018, 2017 and 2016, the weighted-average grant date fair value per granted option was $27.90, $16.58 and $30.23, respectively. The aggregate fair value of options that vested during the years ended December 31, 2018, 2017 and 2016, was $9.3 million, $11.5 million and $4.7 million, respectively. The unrecognized compensation costs related to outstanding RSUs was $11.5 million as of December 31, 2018, and is expected to be recognized over a weighted-average period of approximately 2.89 years. The total fair value of RSUs vested during the years ended December 31, 2018 and 2017 was $1.8 million and $0.4 million, respectively. No RSUs vested during the year ended December 31, 2016.

Share-based compensation expense for the years ended December 31, 2018, 2017 and 2016 is classified as operating expenses in the consolidated statements of operations and comprehensive loss as follows:

	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Research and development expenses	$9,172	$7,670	$4,936
General and administrative expenses	6,424	4,473	1,911
Total share-based compensation expense	$15,596	$12,143	$6,847

Of the total share-based compensation expense recorded for the years ended December 31, 2018, 2017 and 2016, $1.4 million, $2.9 million and $2.7 million, respectively, related to options granted to non-employees, all of which is included in research and development expenses on the consolidated statements of operations and comprehensive loss.

8. COMMITMENTS AND CONTINGENCIES

Lease Arrangements

The Company enters into lease arrangements for its facilities as well as certain equipment. A summary of the arrangements are as follows:

Operating Leases

On September 26, 2016, and as amended on December 31, 2016, the Company entered into a 10 year and 9 month lease, which includes two successive five year renewal options, for its facility in Lexington, Massachusetts, which the Company uses primarily for its cGMP manufacturing, as well as for additional laboratory and office space. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. As required under the terms of the lease agreement, the Company has placed restricted cash of $2.6 million in a separate bank account at December 31, 2018 and 2017.

As of December 31, 2018, the Company has received the $11.4 million of tenant improvement allowances to which it was entitled per the lease for the Lexington, Massachusetts facility; of which $8.5 million, $2.8 million and $0.1 million were received during the years ended December 31, 2018, 2017 and 2016. The lease obligation related to the tenant improvement allowance is amortized over the period from the commencement of tenant improvement construction through to the end of the original lease term.

In April 2015, the Company entered into a lease agreement for an office and laboratory facility in Cambridge, Massachusetts, which commenced in October 2015 with a term of 7.5 years with a five-year renewal option to extend the lease. As required under the terms of the lease agreement, the Company has placed restricted cash of $1.0 million in a separate bank account at December 31, 2018 and 2017.

Future minimum lease payments under the Company’s non-cancelable operating leases as of December 31, 2018, are as follows:

For the Year Ended December 31,	Amount
(in thousands)
2019	$5,675
2020	5,846
2021	6,021
2022	6,201
2023	5,236
Thereafter	20,927
$49,906

The Company recorded rent expense of $4.9 million, $5.6 million and $1.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

9. NET LOSS PER ORDINARY SHARE

Basic loss per share is computed by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding:

	Year Ended December 31,
	2018	2017	2016
	(in thousands except share and per share data)
Numerator:
Net loss attributable to ordinary shareholders	$(146,653)	$(101,980)	$(55,660)
Denominator:
Weighted-average ordinary shares outstanding	28,970,404	26,513,382	22,800,628
Net loss per share, basic and diluted	$(5.06)	$(3.85)	$(2.44)

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

The following potential ordinary shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2018	2017
Options to purchase ordinary shares	4,016,590	3,767,130
RSUs	408,521	154,459
Series A preferred shares	3,901,348	3,901,348

10. INCOME TAXES

During the years ended December 31, 2018, 2017 and 2016, the Company recorded a tax provision of $0.1 million, $0.8 million and $0.5 million, respectively. The 2018 tax provision was due to adjustments related to the filing of the Company’s 2017 tax returns with the relevant tax authorities. The 2017 tax provision was due to the Company’s establishment of a valuation allowance against the Company’s U.S. deferred tax assets, as well as income generated under research and management services arrangements between the Company’s U.S. and Singapore entities, which is taxed in the United States. The 2016 tax provision was primarily the result of income generated under research and management services arrangements between the Company’s U.S. and Singapore entities, which is taxed in the United States.

During the year ended December 31, 2018, the Company recorded no income tax benefit for the net operating losses incurred in Singapore, the United States, Japan and the United Kingdom, due to uncertainty regarding future taxable income in those jurisdictions. During the year ended December 31, 2017, the Company recorded no income tax benefit for the net operating losses incurred in Singapore and the United Kingdom, due to uncertainty regarding future taxable income in those jurisdictions. During the year ended December 31, 2016, the Company recorded no income tax benefit for the net operating losses incurred in Singapore and Japan, due to uncertainty regarding future taxable income in those jurisdictions. In May 2016, the Company established a wholly-owned subsidiary in Ireland, however no income tax expense or benefit has been recorded during the years ended December 31, 2018, 2017 or 2016.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and includes significant changes to the U.S. corporate tax system. Effective January 1, 2018, the Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% and transitioned the U.S. federal tax system from a worldwide tax system to a territorial tax system. On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”) that provides additional guidance allowing companies to apply a measurement period of up to twelve months to account for the impacts of the Tax Act in their financial statements. As of December 31, 2018, the Company has finalized its accounting for the impacts of the Tax Act. During the year ended December 31, 2018, the Company recognized a $0.2 million benefit related to the remeasurement of the Company’s deferred tax assets and liabilities, as a result of filing the Company’s 2017 U.S. tax return. This amount was included as a component of the Company’s provision for income taxes and was fully offset by a corresponding amount in the Company’s valuation allowance.

The components of the benefit (provision) for income taxes were as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Current benefit (provision) for income taxes:
Singapore	$(4)	$199	$—
Rest of world	(65)	(133)	(1,180)
Total current benefit (provision) for income taxes	$(69)	$66	$(1,180)
Deferred benefit (provision) for income taxes:
Singapore	$—	$(134)	$134
Rest of world	—	(774)	564
Total deferred benefit (provision) for income taxes	$—	$(908)	$698
Total benefit (provision) for income taxes	$(69)	$(842)	$(482)

A reconciliation of the Singapore statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Singapore statutory income tax rate	17.0%	17.0%	17.0%
Federal and state tax credits	6.6	5.7	3.1
Permanent differences	(0.3)	(2.6)	(0.9)
Changes in reserves for uncertain tax positions	(2.3)	(3.5)	(3.6)
Foreign rate differential	7.8	2.8	(0.1)
Tax rate change	(0.3)	(0.9)	—
Other	0.2	0.4	(0.7)
Change in deferred tax asset valuation allowance	(28.7)	(19.7)	(15.7)
Effective income tax rate	—	(0.8)%	(0.9)%

The components of the Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$58,661	$28,913
Federal and state tax credits	13,783	4,522
Accrued expenses	4,276	1,903
Share-based compensation	3,811	1,921
Accumulated amortization	18,829	—
Other	1,267	176
Total deferred tax assets	100,627	37,435
Valuation allowance	(99,438)	(36,069)
Net deferred tax assets	1,189	1,366
Deferred tax liabilities:
Accumulated depreciation	(1,155)	(1,366)
Other	(34)	—
Total deferred tax liabilities	(1,189)	(1,366)
Net deferred tax assets (liabilities)	$—	$—

A roll-forward of the valuation allowance for the years ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Balance at beginning of year	$36,069	$15,999
Increase in valuation allowance	63,337	20,595
Reversal of valuation allowance	—	(598)
Effect of foreign currency translation	32	73
Balance at end of year	$99,438	$36,069

As of December 31, 2018, the Company had federal net operating loss carryforwards in the United States of $82.6 million, $80.6 million of which may be available to offset future income tax liabilities indefinitely, while $2.0 million of carryforwards that were in existence as of December 31, 2017 may offset future income tax liabilities up through 2037. As of December 31, 2018 and 2017, the Company has U.S. federal research and development tax credit carryforwards of approximately $6.2 million and $2.8 million, respectively, available to offset future U.S. federal income taxes. As of December 31, 2018 and 2017, the Company has state research and development tax credit carryforwards of approximately $1.8 million and $1.1 million, respectively, available to offset future state income taxes. The U.S. federal and state research and development tax credits will begin to expire in 2031. As of December 31, 2018, the Company had a U.S. orphan drug credit carryforward of $5.0 million, which will begin to expire in 2037.

As of December 31, 2018 and 2017, the Company has net operating loss carryforwards in Japan of $2.9 million and $4.1 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2023.

As of December 31, 2018 and 2017, the Company has net operating loss carryforwards in Singapore of $161.3 million and $149.2 million, respectively, which may be available to offset future income tax liabilities and can be carried forward indefinitely.

As of December 31, 2018 and 2017, the Company has net operating loss carryforwards in the United Kingdom of $46.4 million and $10.5 million, which may be available to offset future income tax liabilities and can be carried forward indefinitely.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets. As of December 31, 2018, management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets in all jurisdictions. Accordingly, a full valuation allowance has been established against those deferred tax assets as of December 31, 2018.

The valuation allowance increased by approximately $63.3 million in 2018, $20.1 million in 2017 and $8.5 million in 2016 primarily as a result of operating losses generated with no corresponding financial statement benefit. Additionally, as discussed in Note 2, the Company adopted ASU 2016-16 which resulted in an increase to the Company’s deferred tax assets, which was offset by a valuation allowance. The Company may release this valuation allowance when management determines that it is more-likely-than-not that the deferred tax assets will be realized. Any release of valuation allowance will be recorded as a tax benefit either increasing net income or decreasing net loss.

The Company’s reserves related to taxes and its accounting for uncertain tax positions are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more-likely-than-not to be realized following resolution of any potential contingencies present related to the tax benefit.

A summary of activity in the Company’s unrecognized tax benefits is as follows:

	2018	2017	2016
	(in thousands)
Unrecognized tax benefit at the beginning of the year	$6,207	$2,343	$1,280
Tax positions related to prior years	430	—	(1,066)
Tax positions related to the current year	3,582	3,864	2,129
Unrecognized tax benefit at the end of the year	$10,219	$6,207	$2,343

As of December 31, 2018, 2017 and 2016, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was $10.2 million, $6.2 million and $2.3 million, respectively. At December 31, 2018, $5.8 million of the net unrecognized tax benefits would affect the Company’s annual effective tax rate if recognized.

The Company does not expect to record any material reductions in the measurement of its unrecognized tax benefits within the next twelve months.

The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision. As of December 31, 2018 and 2017, the Company had recorded less than $0.1 million of interest or penalties related to uncertain tax positions.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by various tax authorities in the United States, Japan, Singapore and the United Kingdom. There are currently no pending income tax examinations. Tax years from 2012 to the present are still open to examination in the United States, from 2008 to the present in Japan, from 2012 to the present in Singapore and from 2017 to the present in the United Kingdom. To the extent that the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the tax authorities to the extent utilized in a future period.

As of December 31, 2018 and 2017, $53.0 million and $48.8 million, respectively, of cash was held by the subsidiaries outside of Singapore. The Company does not provide for Singapore income tax or foreign withholding taxes on foreign unrepatriated earnings, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries. If the Company decides to change this assertion in the future to repatriate any additional foreign earnings, the Company may be required to accrue and pay taxes. Because of the complexity of Singapore and foreign tax rules applicable to the distribution of earnings from foreign subsidiaries to Singapore, the determination of the unrecognized deferred tax liability on these earnings is not practicable.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards in the United States may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the shares of a corporation by more than 50% over a three-year period. In 2018, the Company completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since its formation. The results of this study indicated that the Company experienced ownership changes as defined by Section 382 of the Code. Based on the results of the study, management has determined that the limitations will not have a material impact on the Company’s ability to utilize its net operating losses and research and development credit carryforwards to offset future tax liabilities. Should an ownership change have occurred after December 31, 2018 or occur in the future, the Company’s ability to utilize its net operating losses and research and development tax credit carryforwards may be limited.

11. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) retirement and savings plan (the “401(k) Plan”) covering employees of Wave USA. The 401(k) Plan allows employees to make contributions up to the maximum allowable amount set by the IRS. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. The Company made contributions of $0.7 million and $0.4 million in the years ended December 31, 2018 and 2017, respectively. The Company did not make contributions to the 401(k) Plan during the year ended December 31, 2016.

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

•

Pursuant to the terms of various service agreements with Shin Nippon Biomedical Laboratories Ltd., one of the Company’s shareholders, and its affiliates (together “SNBL”), the Company paid SNBL $1.3 million, $0.5 million, and $0.4 million for the nine months ended September 30, 2018 and the years ended December 31, 2017 and 2016, respectively, for contract research services provided to the Company and its affiliates. SNBL ceased providing contract research services to the Company and its affiliates as of October 1, 2018.

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

13. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly results from operations for the years ended December 31, 2018 and 2017 are as follows:

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Revenues	$1,422	$4,879	$4,493	$3,620
Operating expenses	37,197	41,452	42,725	52,563
Loss from operations	(35,775)	(36,573)	(38,232)	(48,943)
Net loss	(35,241)	(35,894)	(37,631)	(37,887)
Basic and diluted net loss per ordinary share	$(1.26)	$(1.23)	$(1.28)	$(1.29)

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Revenues	$383	$1,097	$1,315	$1,098
Operating expenses	20,590	25,770	27,668	32,256
Loss from operations	(20,207)	(24,673)	(26,353)	(31,158)
Net loss	(21,096)	(24,597)	(25,494)	(30,793)
Basic and diluted net loss per ordinary share	$(0.90)	$(0.91)	$(0.92)	$(1.11)

14. SUBSEQUENT EVENTS

On January 28, 2019, the Company closed a follow-on underwritten public offering of 3,950,000 ordinary shares for gross proceeds of $150.1 million, and on February 26, 2019, the Company closed on the sale of an additional 592,500 ordinary shares pursuant to the underwriters’ option (on the same terms and conditions as the initial closing) for gross proceeds of an additional $22.5 million (collectively, the “January 2019 Offering”). The net proceeds to the Company from the January 2019 Offering are expected to be approximately $161.6 million, after deducting underwriting discounts and commissions and estimated offering expenses.