Form 10-Q
period 2019-03-31
Wave Life Sciences Ltd.
filed 2019-05-10
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-37627

WAVE LIFE SCIENCES LTD.

(Exact name of registrant as specified in its charter)

Singapore (State or other jurisdiction of incorporation or organization)	Not applicable (I.R.S. Employer Identification No.)

7 Straits View #12-00, Marina One East Tower Singapore (Address of principal executive offices)	018936 (Zip Code)
+65 6236 3388 (Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
$0 Par Value Ordinary Shares	WVE	The Nasdaq Global Market

The number of outstanding ordinary shares of the registrant as of May 1, 2019 was 34,260,192.

WAVE LIFE SCIENCES LTD.

QUARTERLY REPORT ON FORM 10-Q

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

The Wave Life Sciences Ltd. and Wave Life Sciences Pte. Ltd. names, the Wave Life Sciences mark, PRISM and the other registered and pending trademarks, trade names and service marks of Wave Life Sciences Ltd. appearing in this Form 10-Q are the property of Wave Life Sciences Ltd. This Form 10-Q also contains additional trade names, trademarks and service marks belonging to Wave Life Sciences Ltd. and to other companies. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties. Solely for convenience, the trademarks and trade names in this Form 10-Q are referred to without the ® and ™ symbols, but such reference should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$287,567	$174,819
Current portion of accounts receivable	10,000	10,000
Prepaid expenses and other current assets	17,464	17,454
Total current assets	315,031	202,273
Long-term assets:
Accounts receivable, net of current portion	50,000	50,000
Property and equipment, net	39,929	39,931
Operating lease right-of-use assets	19,333	—
Restricted cash	3,631	3,625
Other assets	2,688	111
Total long-term assets	115,581	93,667
Total assets	$430,612	$295,940
Liabilities, Series A preferred shares and shareholders’ equity
Current liabilities:
Accounts payable	$14,577	$13,089
Accrued expenses and other current liabilities	8,490	14,736
Current portion of deferred rent	—	115
Current portion of deferred revenue	105,891	100,945
Current portion of lease incentive obligation	—	1,156
Current portion of operating lease liability	2,919	—
Total current liabilities	131,877	130,041
Long-term liabilities:
Deferred rent, net of current portion	—	5,132
Deferred revenue, net of current portion	60,184	68,156
Lease incentive obligation, net of current portion	—	9,247
Operating lease liability, net of current portion	31,782	—
Other liabilities	2,039	2,142
Total long-term liabilities	94,005	84,677
Total liabilities	$225,882	$214,718
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at March 31, 2019 and December 31, 2018	$7,874	$7,874
Shareholders’ equity:
Ordinary shares, no par value; 34,255,406 and 29,472,197 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	$538,414	$375,148
Additional paid-in capital	42,113	37,768
Accumulated other comprehensive income	250	153
Accumulated deficit	(383,921)	(339,721)
Total shareholders’ equity	$196,856	$73,348
Total liabilities, Series A preferred shares and shareholders’ equity	$430,612	$295,940

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue	$3,026	$1,422
Operating expenses:
Research and development	40,113	29,196
General and administrative	10,901	8,001
Total operating expenses	51,014	37,197
Loss from operations	(47,988)	(35,775)
Other income, net:
Dividend income	1,424	356
Interest income, net	11	7
Other income, net	2,353	343
Total other income, net	3,788	706
Loss before income taxes	(44,200)	(35,069)
Income tax provision	—	(172)
Net loss	$(44,200)	$(35,241)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(1.36)	$(1.26)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	32,597,158	27,919,063

Other comprehensive income (loss):
Net loss	$(44,200)	$(35,241)
Foreign currency translation	97	49
Comprehensive loss	$(44,103)	$(35,192)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of January 1, 2018	3,901,348	$7,874	27,829,079	$310,038	$22,172	$116	$(192,716)	$139,610
Share-based compensation	—	—	—	—	4,430	—	—	4,430
Vesting of RSUs	—	—	38,594	—	—	—	—	—
Option exercises	—	—	125,664	1,553	—	—	—	1,553
Impact of 2016-16 adoption	—	—	—	—	—	—	(352)	(352)
Other comprehensive income	—	—	—	—	—	49	—	49
Net loss	—	—	—	—	—	—	(35,241)	(35,241)
Balance at March 31, 2018	3,901,348	$7,874	27,993,337	$311,591	$26,602	$165	$(228,309)	$110,049

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of January 1, 2019	3,901,348	$7,874	29,472,197	$375,148	$37,768	$153	$(339,721)	$73,348
Issuance of ordinary shares	—	—	4,542,500	161,785	—	—	—	161,785
Share-based compensation	—	—	—	—	4,345	—	—	4,345
Vesting of RSUs	—	—	110,187	—	—	—	—	—
Option exercises	—	—	130,522	1,481	—	—	—	1,481
Other comprehensive income	—	—	—	—	—	97	—	97
Net loss	—	—	—	—	—	—	(44,200)	(44,200)
Balance at March 31, 2019	3,901,348	$7,874	34,255,406	$538,414	$42,113	$250	$(383,921)	$196,856

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(44,200)	$(35,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of lease incentive obligation	—	(107)
Amortization of right-of-use assets	381	—
Depreciation of property and equipment	1,783	1,175
Share-based compensation expense	4,345	4,430
Net (gain) loss on disposal of property and equipment	—	13
Deferred rent	—	387
Changes in operating assets and liabilities:
Accounts receivable	—	1,000
Prepaid expenses and other current assets	(637)	(485)
Other non-current assets	(2,577)	(11)
Accounts payable	783	390
Accrued expenses and other current liabilities	(6,467)	(2,541)
Deferred revenue	(3,026)	(1,422)
Operating lease liabilities	(663)	—
Other non-current liabilities	(103)	(14)
Net cash used in operating activities	(50,381)	(32,426)
Cash flows from investing activities
Purchases of property and equipment	(508)	(1,164)
Net cash used in investing activities	(508)	(1,164)
Cash flows from financing activities
Proceeds from issuance of ordinary shares, net of offering costs	162,065	—
Payments on capital lease obligation	—	(16)
Proceeds from the exercise of share options	1,481	1,553
Net cash provided by financing activities	163,546	1,537
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	97	43
Net increase (decrease) in cash, cash equivalents and restricted cash	112,754	(32,010)
Cash, cash equivalents and restricted cash, beginning of period	178,444	146,113
Cash, cash equivalents and restricted cash, end of period	$291,198	$114,103
Supplemental disclosure of cash flow information:
Deferred follow-on offering costs in accounts payable and accrued expenses at period end	$280	$—

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

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019, as amended (the “2018 Annual Report on Form 10-K”), have had no material changes during the three months ended March 31, 2019, other than the Company’s adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”) which is discussed in detail in this note.

Unaudited Interim Financial Data

The accompanying interim consolidated balance sheet as of March 31, 2019, the related interim consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018, the consolidated statements of Series A preferred shares and shareholders’ equity for the three months ended March 31, 2019 and 2018, the consolidated statement of cash flows for the three months ended March 31, 2019 and 2018, and the related interim information contained within the notes to the consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three months ended March 31, 2019 and 2018 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three months ended March 31, 2019 and 2018. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other interim period or future year or period.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Leases

Effective January 1, 2019, the Company adopted the new leases standard, ASC 842, using the required modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”).

The adoption of this standard resulted in the recognition of operating lease liabilities and right-of-use assets of $35.4 million and $19.7 million, respectively, as well as the derecognition of the deferred rent and lease incentive obligation balances which reduced the right-of-use asset on the Company’s balance sheet as of January 1, 2019 relating to its leases for its corporate headquarters in Cambridge, Massachusetts and for its manufacturing, laboratory and office in Lexington, Massachusetts. The adoption of the standard did not have a material effect on the Company’s consolidated statements of operation and comprehensive loss or consolidated statements of cash flows.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of 12 months or less. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew the lease. The Company monitors its plans to renew its leases on a quarterly basis.

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. In transition to ASC 842, the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rates.

In accordance with ASC 842, components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.). The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

Although separation of lease and non-lease components is required, certain expedients are available. Entities may elect the practical expedient to not separate lease and non-lease components by class of underlying asset. Rather, entities would account for each lease component and the related non-lease component together as a single component. For new and amended leases beginning in 2019 and after, the Company has elected to account for the lease and non-lease components for leases for classes of all underlying assets and allocate all of the contract consideration to the lease component only.

Recently Issued Accounting Pronouncements

The recently issued accounting pronouncements described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the 2018 Annual Report on Form 10-K, have had no material changes during the three months ended March 31, 2019.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which was further clarified when the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), ASU No. 2018-11, Leases (Topic 842)—Targeted Improvements (“ASU 2018-11”), and ASU No. 2019-01, Codification Improvements to Topic 842, Leases (“ASU 2019-01”). The adoption of ASC 842, in accordance with ASU 2016-02, ASU 2018-10, ASU 2018-11, and ASU 2019-01, requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and change many key definitions, including the definition of a lease. The update includes a short-term lease exception for leases with a term of 12 months or less, in which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases, using classification criteria that are substantially similar to the previous guidance. For lessees, the recognition, measurement, and presentation of expenses and cash flows arising from a lease have not significantly changed from previous U.S. GAAP. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply, as well as transition guidance specific to nonstandard leasing transactions. As further described above, the Company adopted ASC 842 on January 1, 2019 using a cumulative-effect adjustment on the effective date of the standard, for which comparative periods are presented in accordance with the previous guidance in ASC 840.

In adopting ASC 842, the Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Additionally, the Company made an accounting policy election to not recognize on the balance sheet leases with a term of 12 months or less.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows companies to make a one-time reclassification of the stranded tax effects (as defined by ASU 2018-02) from accumulated other comprehensive income to retained earnings as a result of the tax legislation enacted in December 2017, commonly known as the “Tax Cuts and Jobs Act.” The Company adopted ASU 2018-02 effective as of January 1, 2019 and applied it prospectively. The adoption did not have an impact on the Company’s consolidated financial statements.

3. JANUARY 2019 FOLLOW-ON UNDERWRITTEN PUBLIC OFFERING

On January 28, 2019, the Company closed a follow-on underwritten public offering of 3,950,000 ordinary shares for gross proceeds of $150.1 million, and on February 26, 2019, the Company closed on the sale of an additional 592,500 ordinary shares pursuant to the underwriters’ option (on the same terms and conditions as the initial closing) for gross proceeds of an additional $22.5 million (collectively, the “January 2019 Offering”). The net proceeds to the Company from the January 2019 Offering are expected to be approximately $161.8 million, after deducting underwriting discounts and commissions and estimated offering expenses.

4. SHARE-BASED COMPENSATION

The Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Plan”), authorizes the board of directors or a committee of the board of directors to grant incentive share options, non-qualified share options, share appreciation rights, restricted awards, which includes restricted shares and time-based and performance-based restricted share units (“RSUs”) to eligible employees, consultants and directors of the Company. Options generally vest over periods of one to four years, and any options that are forfeited or cancelled are available to be granted again. The contractual life of options is generally five or ten years from the grant date. RSUs are either time-based or performance-based. Time-based RSUs generally vest over a period of one or four years. Performance-based RSUs vest upon the achievement of certain milestones. Any RSUs that are forfeited are available to be granted again.

During the three months ended March 31, 2019, the Company granted 12,200 options and 1,410,005 RSUs to employees. Of the RSUs granted, 436,065 were time-based RSUs and 973,940 were performance-based RSUs. Vesting of these performance-based RSUs is contingent on the occurrence of certain regulatory and commercial milestones.

As of March 31, 2019, 201,898 ordinary shares remained available for future grant under the 2014 Plan.

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

Through March 31, 2019, the Company had recognized revenue of $10.4 million as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss under the Pfizer Collaboration Agreement. During the three months ended March 31, 2019 and 2018, the Company recognized revenue of $0.6 million and $1.4 million, respectively, under the Pfizer Collaboration Agreement. The aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligations and recorded in deferred revenue at March 31, 2019 is $8.1 million, of which $7.5 million is included in current liabilities. The Company expects to recognize this amount according to FTE hours incurred, over the remaining research term, which is 13 months as of March 31, 2019.

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

During the three months ended March 31, 2019, the Company recognized revenue of $2.5 million in the Company’s consolidated statements of operations and comprehensive loss under the Takeda Collaboration Agreement. The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue at March 31, 2019 is $158.0 million, of which $98.3 million is included in current liabilities. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the research and development services for each Category 1 Program and the Category 2 Programs as costs are incurred, over the remaining research term. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the material right for each Category 1 Program option upon Takeda’s exercise of such option, or immediately as each option expires unexercised. The aggregate amount of the transaction price included in accounts receivable at March 31, 2019 is $60.0 million, of which $10.0 million is included in current assets.

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

Basic loss per share is computed by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares.

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

The following ordinary share equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2019	2018
Options to purchase ordinary shares	3,853,542	4,077,623
RSUs	1,674,124	420,517
Series A preferred shares	3,901,348	3,901,348

Additionally, for the periods presented, the two-class method does not impact the net loss per ordinary share as the Company was in a net loss position for each of the periods presented and holders of Series A preferred shares do not participate in losses.

7. INCOME TAXES

During the three months ended March 31, 2019 and 2018, the Company recorded no income tax provision and an income tax provision of $0.2 million, respectively. The income tax provision recorded during the three months ended March 31, 2018 was due to return-to-provision adjustments related to the filing of Wave Japan’s 2017 tax return.

The Company maintained a full valuation allowance for the three months ended March 31, 2019 and 2018 in all jurisdictions due to uncertainty regarding future taxable income.

The Company’s reserves related to taxes and its accounting for uncertain tax positions are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more-likely-than-not to be realized following resolution of any potential contingencies present related to the tax benefit.

8. LEASES

The Company enters into lease arrangements for its facilities. A summary of the arrangements are as follows:

Operating Leases

On September 26, 2016, and as amended on December 31, 2016, the Company entered into a 10 year and 9 month lease, which includes two successive five year renewal options, for its facility in Lexington, Massachusetts, which the Company uses primarily for its cGMP manufacturing, as well as for additional laboratory and office space. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. As required under the terms of the lease agreement, the Company has placed restricted cash of $2.6 million in a separate bank account at March 31, 2019 and December 31, 2018.

As of December 31, 2018, the Company has received the $11.4 million of tenant improvement allowances to which it was entitled under the lease for the Lexington, Massachusetts facility. In applying the ASC 842 transition guidance, the Company utilized the operating classification and recorded a lease liability and a right-of-use asset on the ASC 842 effective date, with the lease incentive obligation being de-recognized and serving to reduce the right-of-use asset.

In April 2015, the Company entered into a lease agreement for an office and laboratory facility in Cambridge, Massachusetts, which commenced in October 2015 with a term of 7.5 years and a five-year renewal option to extend the lease. As required under the terms of the lease agreement, the Company has placed restricted cash of $1.0 million in a separate bank account at March 31, 2019 and December 31, 2018. In applying the ASC 842 transition guidance, the Company classified this lease as an operating lease and recorded a right-of-use asset and lease liability on the effective date.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three months ended March 31, 2019:

As of March 31, 2019
(in thousands)
Lease cost
Operating lease cost	$1,118
Total lease cost	$1,118

Other information
Operating cash flows used for operating leases	$1,400
Operating lease liabilities arising from obtaining right-of-use assets	$—
Weighted average remaining lease term	8 years
Weighted average discount rate	8.5%

Future minimum lease payments under the Company’s non-cancelable operating leases as of March 31, 2019, are as follows:

As of March 31, 2019
(in thousands)
2019	$4,275
2020	5,846
2021	6,021
2022	6,201
2023	5,236
Thereafter	20,927
Total lease payments	$48,506
Less: imputed interest	(13,805)
Total operating lease liabilities	$34,701

9. GEOGRAPHIC DATA

Substantially all of the Company’s long-lived assets were located in the United States as of March 31, 2019 and December 31, 2018.

10. RELATED PARTIES

The Company had the following related party transaction for the periods presented in the accompanying consolidated financial statements, which has not otherwise been discussed in these notes to the consolidated financial statements:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019, as amended (the “2018 Annual Report on Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

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

Our goal is to develop and commercialize disease-modifying medicines for genetically defined diseases with a high degree of unmet medical need, and to become a fully integrated genetic medicines company. Our initial focus for our clinical development programs is in neurology, which we broadly define as genetic diseases within the neuromuscular system and central nervous system. We are conducting clinical trials of suvodirsen, our lead program in Duchenne muscular dystrophy (“DMD”) targeting exon 51, and our two lead programs in Huntington’s disease (“HD”). We are also advancing additional development programs in DMD, amyotrophic lateral sclerosis, frontotemporal dementia and spinocerebellar ataxia 3. In addition to neurology, we are advancing discovery research in ophthalmologic disorders, specifically inherited retinal diseases, and in hepatic diseases, and we expect to make continued investments in expanding the breadth of our portfolio. In further support of our pipeline, we continue to make substantial investments in, and leverage, PRISM to potentially develop the next generation of stereopure oligonucleotides. We have also established and continue to enhance our internal current good manufacturing practices (“cGMP”) manufacturing capabilities to increase control and visibility of our drug substance supply chain. These investments further improve our ability to secure drug substance for current and future development activities and may provide commercial-scale manufacturing capabilities.

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

In April 2019, we announced the results from our global, multicenter, double-blind, randomized, placebo-controlled, single-ascending dose Phase 1 clinical trial of suvodirsen administered intravenously and presented the results at the 2019 Muscular Dystrophy Association Clinical and Scientific Conference. The primary endpoint of the Phase 1 trial was safety and tolerability and the inclusion criteria allowed for participation by patients who are amenable to exon 51 skipping, ages 5-18, ambulatory and non-ambulatory, as well as those previously treated with eteplirsen or ataluren following an appropriate washout period. Thirty-six patients received a dose of 0.5 mg/kg, 1 mg/kg, 2 mg/kg, 5 mg/kg, 7 mg/kg or 10 mg/kg of suvodirsen (n=26) or placebo (n=10) in five ascending dose cohorts and were followed for 85 days. No serious adverse events, deaths or discontinuations due to adverse events were reported in any study patients treated with suvodirsen. Key findings from the patients treated with suvodirsen (n=24) in the first four cohorts (0.5 mg/kg – 5 mg/kg) and all placebo patients (n=10) include that: suvodirsen was generally safe and well tolerated; 67% of patients who received suvodirsen (16/24) and 80% of patients who received placebo (8/10) experienced one or more adverse events; the most common adverse events occurring in two or more patients who received suvodirsen were pyrexia, headache, vomiting and tachycardia, consistent with infusion associated reactions; adverse events in patients receiving suvodirsen were mild to moderate in intensity and resolved spontaneously or with symptomatic treatment; no clinically relevant changes were observed in renal or hepatic parameters or platelet levels; in patients receiving 5 mg/kg of suvodirsen, the adverse events that occurred within 24 hours of infusion were associated with transient increases in high-sensitivity C-reactive protein and complement Bb levels, both of which were resolved within a week; and no changes were observed in complement C3 levels.

Suvodirsen is currently being studied in an ongoing, multi-dose, open-label extension (OLE) study initiated in August 2018 with patients from the Phase 1 clinical trial.  Patients in the OLE are undergoing quarterly clinical assessments using validated clinical outcome measures and are having muscle biopsies taken so that an interim analysis may be conducted by measuring dystrophin expression using a standardized Western blot. Data from this interim analysis are intended to be an important component of a submission to the U.S. Food and Drug Administration (“FDA”) for accelerated approval of suvodirsen in the United States, and we remain on track to deliver these data in the second half of 2019. Subject to receipt of positive data, we would expect to file such accelerated approval submission in the second half of 2020.

We anticipate initiating the global, placebo-controlled Phase 2/3 efficacy and safety clinical trial of suvodirsen (the DYSTANCE 51 trial), in July 2019. The Phase 2/3 trial is designed to measure clinical efficacy and dystrophin expression, and we intend to use the results of this trial to seek regulatory approvals globally. On January 3, 2019, we announced that the Phase 2/3 trial of suvodirsen had been selected for the FDA pilot program for complex innovative trial designs (“CID pilot program”). In evaluating submissions for the CID pilot program, the FDA considered two key criteria: the innovative features of the Phase 2/3 trial design and the therapeutic need (i.e., therapeutics being developed for use in disease areas where there are limited or no treatment options). Through the CID pilot program, we intend to reduce the number of patients required to deliver conclusive clinical efficacy results, thereby minimizing the number of patients required in the placebo treatment arm and potentially accelerating completion of the trial. This marks the first time that the FDA has selected clinical protocols for its CID pilot program that was announced in August 2018.

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

Neurology: Central Nervous System (“CNS”)

•

In HD, we are advancing two programs, WVE-120101 and WVE-120102, each targeting a disease-associated single nucleotide polymorphism (“SNP”) within the huntingtin gene (“HTT”): rs362307 (“HTT SNP1”) and rs362331 (“HTT SNP2”), respectively. Targeting mRNA transcript with these SNPs allows us to lower the mutant allele transcript, while leaving the healthy transcript relatively intact. We commonly refer to this method (or approach) as “allele specific targeting.” SNPs are naturally occurring variations within a given genetic sequence and in certain instances can be used to distinguish between two related copies of a gene where only one is associated with the expression of a disease-causing protein. We have shown that by targeting HTT SNP1 and HTT SNP2 in preclinical in vitro studies, the production of disease-causing proteins associated with HD can be reduced. As part of ongoing, required and routine toxicology support of our clinical programs, we continue to conduct in vivo nonclinical toxicology studies for WVE-120101 and WVE-120102. A recent in vivo micronucleus assay yielded results that require additional nonclinical studies that we are conducting. In July 2017, we initiated PRECISION-HD, a global clinical program consisting of the PRECISION-HD1 and PRECISION-HD2 clinical trials. PRECISION-HD1 and PRECISION-HD2 are two parallel, multicenter, double-blind, randomized, placebo-controlled Phase 1b/2a clinical trials evaluating WVE-120101 and WVE-120102, respectively, administered intrathecally, consisting of single-ascending dose and multiple-ascending dose portions. The primary objective of these two trials is to assess the safety and tolerability of intrathecal doses of WVE-120101 and WVE-120102, respectively, in early manifest HD patients. Additional objectives include measurement of total HTT protein and mutant HTT protein, and exploratory pharmacokinetic, pharmacodynamic, clinical and MRI endpoints. Each trial is expected to enroll approximately 50 Stage I or Stage II HD patients, ages 25-65, who have screened positively for the presence of SNP1 or SNP2. Outside of the United States, we are enrolling patients in both the single-ascending dose and multiple-ascending dose portions of the PRECISION-HD1 and PRECISION-HD2 trials. In the United States, we received approvals to proceed with the single-dose portions of both trials. However, the FDA indicated to us that we cannot progress to the multiple-ascending dose portions of these trials in the United States unless we conduct an additional preclinical study and present the resulting data to the FDA for its review. For the single-dose portion of the PRECISION-HD1 trial in the United States, escalation to our highest proposed doses is subject to the FDA’s review and approval of additional monitoring plans. We expect to deliver topline clinical data from the PRECISION-HD trials by the end of 2019.

•

In amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”), we are advancing a new lead candidate (WVE-C092), which preferentially targets the transcript containing the GGGGCC (“G4C2”) expansion in the C9ORF72 gene. Based on preliminary preclinical data, we believe that this candidate may offer an improved profile over WVE-3972-01, our prior lead candidate. WVE-C092 is designed to minimize the impact on normal C9ORF72 protein in patients, thereby reducing potential on-target risk. The G4C2 expansion in the C9ORF72 gene is the most common cause of familial ALS and FTD and is a strong genetic risk factor for non-inherited (sporadic) forms of ALS and FTD. Subject to our submission of clinical trial applications and approval to proceed, we would expect to initiate clinical development of WVE-C092 in the second half of 2020.

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

Hepatic

•

We are collaborating with Pfizer to advance genetically defined targets for the treatment of metabolic diseases, bringing together our proprietary drug development platform across antisense and single-stranded RNAi modalities, along with GalNAc and Pfizer’s hepatic targeting technology for delivery to the liver. We are advancing targets from discovery through the selection of clinical candidates, at which point Pfizer may elect to exclusively license programs and undertake further development and potential commercialization.

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss was $44.2 million and $35.2 million in the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, we had an accumulated deficit of $383.9 million and $339.7 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

Revenue

We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenue during the three months ended March 31, 2019 represents revenue earned under our two revenue-generating collaboration agreements: the Pfizer Collaboration Agreement (as defined in Note 5 in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (“Note 5”)), which was entered into in May 2016, and the Takeda Collaboration Agreement (as defined in Note 5), which became effective in April 2018. Our revenue during the three months ended March 31, 2018 represents revenue earned under the Pfizer Collaboration Agreement only.

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

•	expenses incurred related to our internal manufacturing of drug substance for use in our preclinical studies and clinical trials;
•	expenses related to compliance with regulatory requirements;
•	expenses related to third-party consultants, including fees and share-based compensation;
•	research and development supplies and services expenses; and
•	facility-related expenses, including rent, maintenance and other general operating expenses.

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

The table below summarizes our research and development expenses incurred for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
DMD programs	$12,448	$3,060
HD programs	3,438	3,054
ALS and FTD programs	726	1,577
PRISM and other research and development expenses (1)	23,501	21,505
Total research and development expenses	$40,113	$29,196

(1)

Includes discovery and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we continue to manage our existing clinical trials, initiate additional clinical trials, pursue later stages of clinical development, further expand our manufacturing capabilities and continue to discover and develop additional product candidates.

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

Other Income, Net

Other income, net consists primarily of refundable tax credits from tax authorities and dividend and interest income earned on cash and cash equivalents balances for the three months ended March 31, 2019 and 2018. We recognize refundable tax credits when there is reasonable assurance that we will comply with the requirements of the refundable tax credit and that the refundable tax credit will be received.

Income Taxes

We are a Singapore multi-national company subject to taxation in the United States and various other jurisdictions. During the three months ended March 31, 2019 and 2018, we recorded no income tax provision and an income tax provision of $0.2 million, respectively.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures.

Our significant accounting policies, judgments and estimates are described in Note 2 in the 2018 Annual Report on Form 10-K, as well as in Note 2 in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations. Furthermore, we believe that of our significant accounting policies, the estimates and assumptions involved in our revenue recognition policy, particularly (a) assessing the number of performance obligations; (b) determining the transaction price; (c) allocating the transaction price to the performance obligations in the contract; and (d) determining the pattern over which performance obligations are satisfied, including estimates to complete performance obligations, and the assumptions and estimates used in our analysis of contracts with our CROs and CMOs to estimate contract expense; involve a greater degree of judgment, and therefore we consider them to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Revenue	$3,026	1,422	$1,604
Operating expenses:
Research and development	40,113	29,196	10,917
General and administrative	10,901	8,001	2,900
Total operating expenses	51,014	37,197	13,817
Loss from operations	(47,988)	(35,775)	(12,213)
Other income, net:	3,788	706	3,082
Loss before income taxes	(44,200)	(35,069)	(9,131)
Income tax provision	—	(172)	172
Net loss	$(44,200)	$(35,241)	$(8,959)

Revenue

Revenue of $3.0 million for the three months ended March 31, 2019 was earned under the Pfizer Collaboration Agreement and the Takeda Collaboration Agreement. Revenue of $1.4 million for the three months ended March 31, 2018 was earned under the Pfizer Collaboration Agreement only. The $1.6 million increase year over year was primarily due to revenue earned under the Takeda Collaboration Agreement, which became effective in April 2018.

Research and Development Expenses

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
DMD programs	$12,448	$3,060	$9,388
HD programs	3,438	3,054	384
ALS and FTD programs	726	1,577	(851)
PRISM and other research and development expenses (1)	23,501	21,505	1,996
Total research and development expenses	$40,113	$29,196	$10,917

(1)

Includes discovery and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $40.1 million for the three months ended March 31, 2019, compared to $29.2 million for the three months ended March 31, 2018. The increase of $10.9 million was due to the following:

•	an increase of $9.4 million in external expenses mainly due to the continued investment in our suvodirsen clinical activities, including our Phase 1 trial and the related open-label extension study;
•	an increase of $0.4 million in external expenses related to our HD programs;
•

an increase of $2.0 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, including our continued evolution of PRISM and the identification of potential drug discovery candidates, primarily due to an increase of $1.5 million in compensation-related expenses, which is the result of organizational growth; and

•	a decrease of $0.9 million in external expenses related to our ALS and FTD programs.

General and Administrative Expenses

General and administrative expenses were $10.9 million for the three months ended March 31, 2019, as compared to $8.0 million for the three months ended March 31, 2018. The increase of $2.9 million was primarily due to a $2.6 million increase in compensation-related costs resulting from an increase in employee headcount. Increased other general and administrative operating expenses account for the remaining increase of approximately $0.3 million.

Other Income, Net

Other income, net for the three months ended March 31, 2019 and 2018 was $3.8 million and $0.7 million, respectively. The increase of $3.1 million in other income, net is primarily due to our estimated refundable tax credit related to the UK research and development tax credit regime for small and medium sized companies. Additionally, there was an increase in dividend income earned on our cash equivalents during the three months ended March 31, 2019.

Income Tax Provision

During the three months ended March 31, 2019 and 2018, we recorded no income tax provision and an income tax provision of $0.2 million, respectively. The income tax provision recorded during the three months ended March 31, 2018 was the result of return-to-provision adjustments related to the filing of our Japanese subsidiary’s 2017 tax return. We maintained a full valuation allowance for the three months ended March 31, 2019 and 2018 in all jurisdictions due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net losses. To date, we have primarily funded our operations through private placements of debt and equity securities, public offerings of our ordinary shares and collaborations with third parties. Through March 31, 2019, we have received an aggregate of approximately $655.0 million in net proceeds from these transactions. We received $89.3 million in net proceeds from private placements of our debt and equity securities, $100.4 million in net proceeds from our initial public offering, $40.0 million under the Pfizer Agreements (as defined in Note 5), including $10.0 million as an upfront payment under the Pfizer Collaboration Agreement and $30.0 million in the form of an equity investment, $93.5 million in net proceeds from our April 2017 follow-on underwritten public offering and $170.0 million in upfront payments under the Takeda Agreements (as defined in Note 5), including $110.0 million as an upfront payment under the Takeda Collaboration Agreement (as defined in Note 5) and $60.0 million in the form of an equity investment.

On January 28, 2019, we closed a follow-on underwritten public offering of 3,950,000 ordinary shares for gross proceeds of $150.1 million, and on February 26, 2019, we closed on the sale of an additional 592,500 ordinary shares pursuant to the underwriters’ option for gross proceeds of an additional $22.5 million for estimated total net proceeds of approximately $161.8 million.

As of March 31, 2019, we had cash and cash equivalents totaling $287.6 million, an accumulated deficit of $383.9 million and restricted cash of $3.6 million related to letters of credit for our leased premises in Cambridge, Massachusetts and Lexington, Massachusetts.

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

Until we can generate significant revenue from product sales, if ever, we expect to continue to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. As of March 31, 2019, we have approximately $227.4 million of our securities registered and available for sale under our existing shelf registration statement that was declared effective by the SEC on February 6, 2017 and will remain in effect for up to three years from that date. In addition, for so long as we satisfy the requirements of a “well-known seasoned issuer” under the SEC rules, we may file an automatic shelf registration statement, which would become effective immediately upon filing and would provide us with immediate access to the capital markets to sell our securities from time to time. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our cash flow activity:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(50,381)	$(32,426)
Net cash used in investing activities	(508)	(1,164)
Net cash provided by financing activities	163,546	1,537
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	97	43
Net increase (decrease) in cash, cash equivalents and restricted cash	$112,754	$(32,010)

Operating Activities

During the three months ended March 31, 2019, operating activities used approximately $50.4 million of cash, primarily due to our net loss of $44.2 million and changes in our operating assets and liabilities of $12.7 million, offset by non-cash charges of $6.5 million. The largest changes in operating assets and liabilities were a decrease of $6.5 million in accrued expenses and other current liabilities, as well as a decrease of $3.0 million in deferred revenue. The non-cash charges for the three months ended March 31, 2019 were mainly related to share-based compensation expense of $4.3 million and depreciation expense of $1.8 million.

During the three months ended March 31, 2018, operating activities used $32.4 million of cash, due to our net loss of $35.2 million and changes in operating assets and liabilities of $3.1 million, offset by non-cash charges of $5.9 million. The non-cash charges for the three months ended March 31, 2018 were mainly related to share-based compensation of $4.4 million and an increase in depreciation of property and equipment of $1.2 million.

Investing Activities

During the three months ended March 31, 2019, investing activities used $0.5 million of cash, related to purchases of property and equipment.

During the three months ended March 31, 2018, investing activities used $1.2 million of cash, related to purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2019, net cash provided by financing activities was $163.6 million, which was primarily due to the $162.1 million in net proceeds from our January 2019 Offering and approximately $1.5 million in proceeds from the exercise of share options.

During the three months ended March 31, 2018, net cash provided by financing activities was $1.5 million, which was primarily due to proceeds from the exercise of share options of $1.5 million.

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

Adequate additional funds may not be available to us on acceptable terms when we need them, or at all. We do not currently have any committed external source of funds, except for possible future payments from Pfizer if milestones under the Pfizer Collaboration Agreement are achieved and committed funds and possible future milestones and payments from Takeda under the Takeda Collaboration Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing shareholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our shareholders. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute our shareholders’ ownership interests.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in the 2018 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2019 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Foreign Currency Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. For the three months ended March 31, 2019 and 2018, changes in foreign currency exchange rates did not have a material impact on our business, financial condition, results of operations or cash flows.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition, results of operations or cash flows for the three months ended March 31, 2019 and 2018.

Capital Market Risk

We currently have no product revenues and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our share price.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” that appear in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 1, 2019 (the “2018 Annual Report on Form 10-K”). There have been no material changes from the risk factors previously disclosed in the 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.1+	Form of Restricted Share Unit Agreement under the Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended, effective as of January 1, 2019	X

10.2+	Form of Performance-Based Restricted Share Unit Agreement under the Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended, effective as of March 7, 2019	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

(+)	Indicates management contract or compensatory plan or arrangement.
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

Date: May 10, 2019

WAVE LIFE SCIENCES LTD.

By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith C. Regnante
Keith C. Regnante
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)