Form 10-Q
period 2019-06-30
Wave Life Sciences Ltd.
filed 2019-08-06
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b-2 of the Exchange Act.

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

The number of outstanding ordinary shares of the registrant as of August 1, 2019 was 34,280,578.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$252,906	$174,819
Current portion of accounts receivable	20,000	10,000
Prepaid expenses and other current assets	16,685	17,454
Total current assets	289,591	202,273
Long-term assets:
Accounts receivable, net of current portion	30,000	50,000
Property and equipment, net	38,363	39,931
Operating lease right-of-use assets	18,937	—
Restricted cash	3,637	3,625
Other assets	5,019	111
Total long-term assets	95,956	93,667
Total assets	$385,547	$295,940
Liabilities, Series A preferred shares and shareholders’ equity
Current liabilities:
Accounts payable	$11,464	$13,089
Accrued expenses and other current liabilities	11,632	14,736
Current portion of deferred rent	—	115
Current portion of deferred revenue	97,964	100,945
Current portion of lease incentive obligation	—	1,156
Current portion of operating lease liability	3,024	—
Total current liabilities	124,084	130,041
Long-term liabilities:
Deferred rent, net of current portion	—	5,132
Deferred revenue, net of current portion	60,483	68,156
Lease incentive obligation, net of current portion	—	9,247
Operating lease liability, net of current portion	30,985	—
Other liabilities	1,897	2,142
Total long-term liabilities	93,365	84,677
Total liabilities	$217,449	$214,718
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at June 30, 2019 and December 31, 2018	$7,874	$7,874
Shareholders’ equity:
Ordinary shares, no par value; 34,266,260 and 29,472,197 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	$538,537	$375,148
Additional paid-in capital	47,270	37,768
Accumulated other comprehensive income	280	153
Accumulated deficit	(425,863)	(339,721)
Total shareholders’ equity	$160,224	$73,348
Total liabilities, Series A preferred shares and shareholders’ equity	$385,547	$295,940

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$7,628	$4,879	$10,654	$6,301
Operating expenses:
Research and development	41,605	32,547	81,718	61,743
General and administrative	11,640	8,905	22,541	16,906
Total operating expenses	53,245	41,452	104,259	78,649
Loss from operations	(45,617)	(36,573)	(93,605)	(72,348)
Other income, net:
Dividend income	1,544	934	2,968	1,290
Interest income, net	8	4	19	11
Other income (expense), net	2,123	(259)	4,476	84
Total other income, net	3,675	679	7,463	1,385
Loss before income taxes	(41,942)	(35,894)	(86,142)	(70,963)
Income tax provision	—	—	—	(172)
Net loss	$(41,942)	$(35,894)	$(86,142)	$(71,135)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(1.22)	$(1.23)	$(2.58)	$(2.49)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	34,260,298	29,144,466	33,433,322	28,535,149

Other comprehensive income (loss):
Net loss	$(41,942)	$(35,894)	$(86,142)	$(71,135)
Foreign currency translation	30	36	127	85
Comprehensive loss	$(41,912)	$(35,858)	$(86,015)	$(71,050)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of January 1, 2018	3,901,348	$7,874	27,829,079	$310,038	$22,172	$116	$(192,716)	$139,610
Share-based compensation	—	—	—	—	4,430	—	—	4,430
Vesting of RSUs	—	—	38,594	—	—	—	—	—
Option exercises	—	—	125,664	1,553	—	—	—	1,553
Impact of 2016-16 adoption	—	—	—	—	—	—	(352)	(352)
Other comprehensive income	—	—	—	—	—	49	—	49
Net loss	—	—	—	—	—	—	(35,241)	(35,241)
Balance at March 31, 2018	3,901,348	$7,874	27,993,337	$311,591	$26,602	$165	$(228,309)	$110,049
Issuance of ordinary shares	—	—	1,096,892	60,000	—	—	—	60,000
Share-based compensation	—	—	—	—	3,545	—	—	3,545
Option exercises	—	—	203,121	1,560	—	—	—	1,560
Other comprehensive income	—	—	—	—	—	36	—	36
Net loss	—	—	—	—	—	—	(35,894)	(35,894)
Balance at June 30, 2018	3,901,348	$7,874	29,293,350	$373,151	$30,147	$201	$(264,203)	$139,296

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of January 1, 2019	3,901,348	$7,874	29,472,197	$375,148	$37,768	$153	$(339,721)	$73,348
Issuance of ordinary shares	—	—	4,542,500	161,785	—	—	—	161,785
Share-based compensation	—	—	—	—	4,345	—	—	4,345
Vesting of RSUs	—	—	110,187	—	—	—	—	—
Option exercises	—	—	130,522	1,481	—	—	—	1,481
Other comprehensive income	—	—	—	—	—	97	—	97
Net loss	—	—	—	—	—	—	(44,200)	(44,200)
Balance at March 31, 2019	3,901,348	$7,874	34,255,406	$538,414	$42,113	$250	$(383,921)	$196,856
Issuance of ordinary shares	—	—	—	7	—	—	—	7
Share-based compensation	—	—	—	—	5,157	—	—	5,157
Option exercises	—	—	10,854	116	—	—	—	116
Other comprehensive income	—	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	—	(41,942)	(41,942)
Balance at June 30, 2019	3,901,348	$7,874	34,266,260	$538,537	$47,270	$280	$(425,863)	$160,224

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(86,142)	$(71,135)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of lease incentive obligation	—	(269)
Amortization of right-of-use assets	776	—
Depreciation of property and equipment	3,637	2,409
Share-based compensation expense	9,502	7,975
Net loss on disposal of property and equipment	—	54
Deferred rent	—	670
Changes in operating assets and liabilities:
Accounts receivable	10,000	(64,000)
Prepaid expenses and other current assets	142	(4,258)
Other non-current assets	(4,908)	(10)
Accounts payable	(960)	(312)
Accrued expenses and other current liabilities	(3,104)	(769)
Deferred revenue	(10,654)	168,699
Operating lease liabilities	(1,354)	—
Other non-current liabilities	(245)	(86)
Net cash (used in) provided by operating activities	(83,310)	38,968
Cash flows from investing activities
Purchases of property and equipment	(2,107)	(3,086)
Net cash used in investing activities	(2,107)	(3,086)
Cash flows from financing activities
Proceeds from issuance of ordinary shares, net of offering costs	161,792	60,000
Payments on capital lease obligation	—	(16)
Proceeds from the exercise of share options	1,597	3,113
Net cash provided by financing activities	163,389	63,097
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	127	(45)
Net increase in cash, cash equivalents and restricted cash	78,099	98,934
Cash, cash equivalents and restricted cash, beginning of period	178,444	146,113
Cash, cash equivalents and restricted cash, end of period	$256,543	$245,047

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

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019, as amended (the “2018 Annual Report on Form 10-K”), have had no material changes during the three and six months ended June 30, 2019, other than the Company’s adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”) which is discussed in detail in this note.

Unaudited Interim Financial Data

The accompanying interim consolidated balance sheet as of June 30, 2019, the related interim consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018, the consolidated statements of Series A preferred shares and shareholders’ equity for the three months ended March 31, and June 30, 2019 and 2018, the consolidated statement of cash flows for the six months ended June 30, 2019 and 2018, and the related interim information contained within the notes to the consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2019 and 2018 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2019 and 2018. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other interim period or future year or period.

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

The adoption of this standard resulted in the recognition of operating lease liabilities and right-of-use assets of $35.4 million and $19.7 million, respectively, as well as the derecognition of the deferred rent and lease incentive obligation balances which reduced the right-of-use asset on the Company’s balance sheet as of January 1, 2019 relating to its leases for its corporate headquarters in Cambridge, Massachusetts and for its manufacturing, laboratory and office facility in Lexington, Massachusetts. The adoption of the standard did not have a material effect on the Company’s consolidated statements of operation and comprehensive loss or consolidated statements of cash flows.

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

Recently Issued Accounting Pronouncements

The recently issued accounting pronouncements described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the 2018 Annual Report on Form 10-K, have had no material changes during the six months ended June 30, 2019.

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

3. JANUARY 2019 FOLLOW-ON UNDERWRITTEN PUBLIC OFFERING

On January 28, 2019, the Company closed a follow-on underwritten public offering of 3,950,000 ordinary shares for gross proceeds of $150.1 million, and on February 26, 2019, the Company closed on the sale of an additional 592,500 ordinary shares pursuant to the underwriters’ option (on the same terms and conditions as the initial closing) for gross proceeds of an additional $22.5 million (collectively, the “January 2019 Offering”). The net proceeds to the Company from the January 2019 Offering were $161.8 million, after deducting underwriting discounts and commissions and offering expenses.

4. SHARE-BASED COMPENSATION

The Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Plan”), authorizes the board of directors or a committee of the board of directors to, among other things, grant non-qualified share options, restricted awards, which includes restricted shares and time-based and performance-based restricted share units (“RSUs”) to eligible employees and directors of the Company. Options generally vest over periods of one to four years, and any options that are forfeited or cancelled are available to be granted again. The contractual life of options is generally five or ten years from the grant date. RSUs are either time-based or performance-based. Time-based RSUs generally vest over a period of one or four years. Performance-based RSUs vest upon the achievement of certain milestones. Any RSUs that are forfeited are available to be granted again.

During the six months ended June 30, 2019, the Company granted 12,200 options and 1,438,580 RSUs to employees. Of the RSUs granted, 464,640 were time-based RSUs and 973,940 were performance-based RSUs. Vesting of these performance-based RSUs is contingent on the occurrence of certain regulatory and commercial milestones.

As of June 30, 2019, 250,332 ordinary shares remained available for future grant under the 2014 Plan.

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

Through June 30, 2019, the Company had recognized revenue of $14.5 million as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss under the Pfizer Collaboration Agreement. During the three and six months ended June 30, 2019, the Company recognized revenue of $4.1 million and $4.6 million, respectively, under the Pfizer Collaboration Agreement. During the three and six months ended June 30, 2018, the Company recognized revenue of $1.4 million and $2.8 million, respectively, under the Pfizer Collaboration Agreement. The aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligations and recorded in deferred revenue at June 30, 2019 is $4.0 million, all of which is included in current liabilities. The Company expects to recognize this amount according to FTE hours incurred, over the remaining research term, which is 10 months as of June 30, 2019.

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

Through June 30, 2019, the Company had recognized revenue of $15.6 million as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss under the Takeda Collaboration Agreement. During the three and six months ended June 30, 2019, the Company recognized revenue of $3.6 million and $6.0 million, respectively, in the Company’s consolidated statements of operations and comprehensive loss under the Takeda Collaboration Agreement. During the three and six months ended June 30, 2018, the Company recognized revenue of $3.5 million in the Company’s consolidated statements of operations and comprehensive loss under the Takeda Collaboration Agreement. The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue at June 30, 2019 is $154.4 million, of which $93.9 million is included in current liabilities. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the research and development services for each Category 1 Program and the Category 2 Programs as costs are incurred, over the remaining research term. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the material right for each Category 1 Program option upon Takeda’s exercise of such option, or immediately as each option expires unexercised. The aggregate amount of the transaction price included in accounts receivable at June 30, 2019 is $50.0 million, of which $20.0 million is included in current assets.

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

The following ordinary share equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2019	2018
Options to purchase ordinary shares	3,794,682	3,959,402
RSUs	1,673,696	420,517
Series A preferred shares	3,901,348	3,901,348

Additionally, for the periods presented, the two-class method does not impact the net loss per ordinary share as the Company was in a net loss position for each of the periods presented and holders of Series A preferred shares do not participate in losses.

7. INCOME TAXES

During the three months ended June 30, 2019 and 2018, the Company recorded no income tax provision. During the six months ended June 30, 2019 and 2018, the Company recorded no income tax provision and an income tax provision of $0.2 million, respectively. The income tax provision recorded during the six months ended June 30, 2018 was due to return-to-provision adjustments related to the filing of Wave Japan’s 2017 tax return.

The Company maintained a full valuation allowance for the three and six months ended June 30, 2019 and 2018 in all jurisdictions due to uncertainty regarding future taxable income.

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

8. LEASES

The Company enters into lease arrangements for its facilities. A summary of the arrangements are as follows:

Operating Leases

On September 26, 2016, and as amended on December 31, 2016, the Company entered into a 10 year and 9 month lease, which includes two successive five year renewal options, for its facility in Lexington, Massachusetts, which the Company uses primarily for its cGMP manufacturing, as well as for additional laboratory and office space. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. As required under the terms of the lease agreement, the Company has placed restricted cash of $2.6 million in a separate bank account at June 30, 2019 and December 31, 2018.

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

In April 2015, the Company entered into a lease agreement for an office and laboratory facility in Cambridge, Massachusetts, which commenced in October 2015 with a term of 7.5 years and a five-year renewal option to extend the lease. As required under the terms of the lease agreement, the Company has placed restricted cash of $1.0 million in a separate bank account at June 30, 2019 and December 31, 2018. In applying the ASC 842 transition guidance, the Company classified this lease as an operating lease and recorded a right-of-use asset and lease liability on the effective date.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the six months ended June 30, 2019:

For the Six Months Ended June 30, 2019
(in thousands)
Lease cost
Operating lease cost	$2,236
Total lease cost	$2,236

Other information
Operating cash flows used for operating leases	$2,813
Operating lease liabilities arising from obtaining right-of-use assets	$—
Weighted average remaining lease term	7.8 years
Weighted average discount rate	8.5%

Future minimum lease payments under the Company’s non-cancelable operating leases as of June 30, 2019, are as follows:

As of June 30, 2019
(in thousands)
2019	$2,862
2020	5,846
2021	6,021
2022	6,201
2023	5,236
Thereafter	20,927
Total lease payments	$47,093
Less: imputed interest	(13,084)
Total operating lease liabilities	$34,009

9. GEOGRAPHIC DATA

Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2019 and December 31, 2018.

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

Neurology: Muscle

•

Duchenne muscular dystrophy (DMD) exon 51: DMD is a genetic disorder caused by mutations in the DMD gene that result in dysfunctional dystrophin protein. DMD impacts approximately one in every 5,000 newborn boys each year, resulting in approximately 20,000 new cases worldwide annually. In DMD, we are advancing suvodirsen (WVE-210201), which targets exon 51, a region within the precursor messenger RNA (“pre-mRNA”) that is transcribed from the dystrophin gene (also referred to as the “DMD” gene).

Phase 1 Clinical Trial: In April 2019, we announced the results from our global, multicenter, double-blind, randomized, placebo-controlled, single-ascending dose Phase 1 clinical trial of suvodirsen administered intravenously and presented the results at the 2019 Muscular Dystrophy Association Clinical and Scientific Conference. The primary endpoint of the Phase 1 trial was safety and tolerability and the inclusion criteria allowed for participation by patients who are amenable to exon 51 skipping, ages 5-18, ambulatory and non-ambulatory, as well as those previously treated with eteplirsen or ataluren following an appropriate washout period. Thirty-six patients received a dose of 0.5 mg/kg, 1 mg/kg, 2 mg/kg, 5 mg/kg, 7 mg/kg or 10 mg/kg of suvodirsen (n=26) or placebo (n=10) in five ascending dose cohorts and were followed for 85 days. No serious adverse events, deaths or discontinuations due to adverse events were reported in any study patients treated with suvodirsen. Key findings from the patients treated with suvodirsen (n=24) in the first four cohorts (0.5 mg/kg – 5 mg/kg) and all placebo patients (n=10) include that: suvodirsen was generally safe and well tolerated; 67% of patients who received suvodirsen (16/24) and 80% of patients who received placebo (8/10) experienced one or more adverse events; the most common adverse events occurring in two or more patients who received suvodirsen were pyrexia, headache, vomiting and tachycardia, consistent with infusion associated reactions; adverse events in patients receiving suvodirsen were mild to moderate in intensity and resolved spontaneously or with symptomatic treatment; no clinically relevant changes were observed in renal or hepatic parameters or platelet levels; in patients receiving 5 mg/kg of suvodirsen, the adverse events that occurred within 24 hours of infusion were associated with transient increases in high-sensitivity C-reactive protein and complement Bb levels, both of which were resolved within a week; and no changes were observed in complement C3 levels.

Open-label Extension of Phase 1 Clinical Trial: Suvodirsen is currently being studied in an ongoing, multi-dose, open-label extension (OLE) study initiated in August 2018 with patients from the Phase 1 clinical trial. Patients in the OLE are undergoing quarterly clinical assessments using validated clinical outcome measures and are having muscle biopsies taken so that an interim analysis may be conducted by measuring dystrophin expression using a standardized Western blot. We expect to deliver data from this interim analysis in the fourth quarter of 2019, which will include dystrophin expression from muscle biopsies taken 22 weeks after patients enrolled in the OLE were transitioned to one of the Phase 2/3 doses of suvodirsen, as well as a safety summary. Data from this interim analysis are intended to be an important component of a submission to the U.S. Food and Drug Administration (“FDA”) for accelerated approval of suvodirsen in the United States. Subject to receipt of positive data, we would expect to file such accelerated approval submission in the second half of 2020.

Phase 2/3 Clinical Trial: In June 2019, we announced the initiation of DYSTANCE 51,  our global Phase 2/3, multicenter, randomized, double-blind, placebo-controlled clinical trial that will evaluate the efficacy and safety of suvodirsen in boys who are between 5 and 12 years of age (inclusive) with a genetically confirmed diagnosis of DMD amenable to exon 51 skipping therapy. The DYSTANCE 51 primary efficacy endpoints will measure change in dystrophin protein level and change in the North Star Ambulatory Assessment score. In addition, the trial will include multiple functional outcome measures as secondary efficacy endpoints. We intend to use the results of this trial to seek regulatory approvals globally. On January 3, 2019, we announced that the Phase 2/3 trial of suvodirsen had been selected for the FDA pilot program for complex innovative trial designs (“CID pilot program”). In evaluating submissions for the CID pilot program, the FDA considered two key criteria: the innovative features of the Phase 2/3 trial design and the therapeutic need (i.e., therapeutics being developed for use in disease areas where there are limited or no treatment options). Through the CID pilot program, we intend to reduce the number of patients required to deliver conclusive clinical efficacy results, thereby minimizing the number of patients required in the placebo treatment arm and potentially accelerating completion of the trial. This marks the first time that the FDA has selected clinical protocols for its CID pilot program that was announced in August 2018.

•

DMD exon 53: Our second development program in DMD, WVE-N531, targets exon 53. Subject to our submission of clinical trial applications and approval to proceed, we would expect to deliver topline clinical data for WVE-N531 in the second half of 2020.

•

DMD additional exons: Also in DMD, we are exploring programs targeting DMD exons 44, 45, 52, 54 and 55 and investigating alternative forms of delivery, including subcutaneous administration, for our existing and future DMD programs.

•

Other neuromuscular diseases: In addition to DMD, we are conducting research to identify potential targets for other neuromuscular diseases where PRISM, our proprietary discovery and drug development platform, may be most effective.

Neurology: Central Nervous System (“CNS”)

•

Huntington’s Disease (HD): In HD, we are advancing two programs, WVE-120101 and WVE-120102, where each is a distinct stereopure antisense oligonucleotide designed to selectively target the mutant huntingtin (mHTT) mRNA transcript of a disease-associated single nucleotide polymorphism (“SNP”) within the huntingtin gene (“HTT”): rs362307 (“HTT SNP1”) and rs362331 (“HTT SNP2”), respectively. Approximately 50% of the HD population carries SNP1 or SNP2 and, with overlap, up to 70% of the HD population carries either SNP1, SNP2 or both. Targeting mRNA transcript with these SNPs allows us to lower the mutant allele transcript, while leaving the healthy transcript relatively intact. The healthy transcript is required to produce healthy HTT protein which is important for neuronal function. We commonly refer to this method (or approach) as “allele selective targeting.” SNPs are naturally occurring variations within a given genetic sequence and in certain instances can be used to distinguish between two related copies of a gene where only one is associated with the expression of a disease-causing protein. Our allele selective approach may also enable us to address the pre-manifest, or asymptomatic, HD patient population in the future. We have shown that by targeting HTT SNP1 and HTT SNP2 in preclinical in vitro studies, the production of disease-causing proteins associated with HD can be reduced. As part of ongoing, required and routine toxicology support of our clinical programs, we continue to conduct in vivo nonclinical toxicology studies for WVE-120101 and WVE-120102. A recent in vivo micronucleus assay yielded results that require additional nonclinical studies that we are conducting.

Phase 1b/2a Clinical Trials: In July 2017, we initiated PRECISION-HD, a global clinical program consisting of the PRECISION-HD1 and PRECISION-HD2 clinical trials. PRECISION-HD1 and PRECISION-HD2 are two parallel, multicenter, double-blind, randomized, placebo-controlled Phase 1b/2a clinical trials evaluating WVE-120101 and WVE-120102, respectively, administered intrathecally, consisting of single-ascending dose and multiple-ascending dose portions. The primary objective of these two trials is to assess the safety and tolerability of intrathecal doses of WVE-120101 and WVE-120102, respectively, in early manifest HD patients. Additional objectives include measurement of total HTT protein and mutant HTT protein, and exploratory pharmacokinetic, pharmacodynamic, clinical and MRI endpoints. Each trial is expected to enroll approximately 50 Stage I or Stage II HD patients, ages 25-65, who have screened positively for the presence of SNP1 or SNP2. Outside of the United States, we are conducting both the single-ascending dose and multiple-ascending dose portions of the PRECISION-HD1 and PRECISION-HD2 trials. In the United States, we received approvals to proceed with the single-dose portions of both trials. However, the FDA indicated to us that we cannot progress to the multiple-ascending dose portions of these trials in the United States unless we conduct an additional preclinical study and present the resulting data to the FDA for its review. For the single-dose portion of the PRECISION-HD1 trial in the United States, escalation to our highest proposed doses is subject to the FDA’s review and approval of additional monitoring plans.

For the PRECISION-HD2 trial, we expect to deliver topline clinical data from the four multi-dose cohorts by the end of 2019. For the PRECISION-HD1 trial, the first two multi-dose cohorts are expected to be complete by the end of 2019. Topline clinical data from the four multi-dose cohorts of the PRECISION-HD1 trial are expected in early 2020. We expect the topline clinical data from both PRECISION-HD trials to include a summary of clinical safety results, the degree of mutant huntingtin protein lowering in cerebrospinal fluid (CSF) at 20 weeks, and the ratio of total huntingtin versus mutant huntingtin protein in CSF at 20 weeks to assess wild-type huntingtin protein.

•

ALS and FTD: In amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”), we are advancing a new lead candidate (WVE-C092), which preferentially targets the transcript containing the GGGGCC (“G4C2”) expansion in the C9ORF72 gene. Based on preliminary preclinical data, we believe that this candidate may offer an improved profile over WVE-3972-01, our prior lead candidate. WVE-C092 is designed to minimize the impact on normal C9ORF72 protein in patients, thereby reducing potential on-target risk. The G4C2 expansion in the C9ORF72 gene is the most common cause of familial ALS and FTD and is a strong genetic risk factor for non-inherited (sporadic) forms of ALS and FTD. Subject to our submission of clinical trial applications and approval to proceed, we would expect to initiate clinical development of WVE-C092 in the second half of 2020.

•

SCA3: In spinocerebellar ataxia 3 (“SCA3”), we are advancing a lead candidate targeting ATXN3. SCA3 is a rare, hereditary (autosomal dominant), progressive, neurodegenerative disorder that is caused by a CAG-repeat expansion in the ATXN3 gene.

•

Additional CNS Disorders: We are collaborating with Takeda Pharmaceutical Company Limited (“Takeda”) to advance genetically defined targets for the treatment of other CNS disorders, including Alzheimer’s disease and Parkinson’s disease. Under the terms of the agreement, we may collaborate with Takeda on up to six preclinical programs at any one time, during a four-year term. Takeda is entitled to exclusively license multiple preclinical programs from us during the term.

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

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss was $86.1 million and $71.1 million in the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, we had an accumulated deficit of $425.9 million and $339.7 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

Revenue

We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenue during the three and six months ended June 30, 2019 and 2018 represents revenue earned under our two revenue-generating collaboration agreements: the Pfizer Collaboration Agreement (as defined in Note 5 in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (“Note 5”)), which was entered into in May 2016, and the Takeda Collaboration Agreement (as defined in Note 5), which became effective in April 2018.

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

The table below summarizes our research and development expenses incurred for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
DMD programs	$12,560	$4,381	$25,008	$7,441
HD programs	4,879	4,287	8,317	7,341
ALS and FTD programs	644	2,521	1,370	4,098
PRISM and other research and development expenses (1)	23,522	21,358	47,023	42,863
Total research and development expenses	$41,605	$32,547	$81,718	$61,743

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

Other Income, Net

Other income, net consists primarily of refundable tax credits from tax authorities and dividend income earned on cash and cash equivalents balances. We recognize refundable tax credits when there is reasonable assurance that we will comply with the requirements of the refundable tax credit and that the refundable tax credit will be received.

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

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Revenue	$7,628	4,879	$2,749
Operating expenses:
Research and development	41,605	32,547	9,058
General and administrative	11,640	8,905	2,735
Total operating expenses	53,245	41,452	11,793
Loss from operations	(45,617)	(36,573)	(9,044)
Other income, net:	3,675	679	2,996
Loss before income taxes	(41,942)	(35,894)	(6,048)
Income tax provision	—	—	—
Net loss	$(41,942)	$(35,894)	$(6,048)

Revenue

Revenue of $7.6 million and $4.9 million was earned under the Pfizer Collaboration Agreement and the Takeda Collaboration Agreement for the three months ended June 30, 2019 and 2018, respectively. The $2.7 million increase in revenue is primarily due to the completion of certain performance obligations under the Pfizer Collaboration Agreement.

Research and Development Expenses

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
DMD programs	$12,560	$4,381	$8,179
HD programs	4,879	4,287	592
ALS and FTD programs	644	2,521	(1,877)
PRISM and other research and development expenses (1)	23,522	21,358	2,164
Total research and development expenses	$41,605	$32,547	$9,058

(1)

Includes discovery and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $41.6 million for the three months ended June 30, 2019, compared to $32.5 million for the three months ended June 30, 2018. The increase of $9.1 million was due to the following:

•

an increase of $8.2 million in external expenses related to our DMD programs, including suvodirsen, mainly due to our continued investment in suvodirsen clinical trial activities, including our ongoing open-label extension study and costs related to our Phase 2/3 DYSTANCE 51 trial;

•	an increase of $0.6 million in external expenses related to our HD programs for our Phase 1b/2a clinical trials;
•	a decrease of $1.9 million in external expenses related to our ALS and FTD programs; and
•

an increase of $2.2 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, including our continued evolution of PRISM and the identification of potential drug discovery candidates, primarily due to increases in compensation-related expenses.

General and Administrative Expenses

General and administrative expenses were $11.6 million for the three months ended June 30, 2019, as compared to $8.9 million for the three months ended June 30, 2018. The increase of $2.7 million was primarily driven by increased compensation-related expenses, which are the result of organizational growth.

Other Income, Net

Other income, net for the three months ended June 30, 2019 and 2018 was $3.7 million and $0.7 million, respectively. The increase of $3.0 million in other income, net is primarily due to our estimated refundable tax credit related to the UK research and development tax credit regime for small and medium sized companies. Additionally, there was an increase in dividend income earned on our cash equivalents during the three months ended June 30, 2019.

Income Tax Provision

During the three months ended June 30, 2019 and 2018, we recorded no income tax provision. We maintained a full valuation allowance for the three months ended June 30, 2019 and 2018 in all jurisdictions due to uncertainty regarding future taxable income.

Comparison of the six months ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Revenue	$10,654	6,301	$4,353
Operating expenses:
Research and development	81,718	61,743	19,975
General and administrative	22,541	16,906	5,635
Total operating expenses	104,259	78,649	25,610
Loss from operations	(93,605)	(72,348)	(21,257)
Other income, net:	7,463	1,385	6,078
Loss before income taxes	(86,142)	(70,963)	(15,179)
Income tax provision	—	(172)	172
Net loss	$(86,142)	$(71,135)	$(15,007)

Revenue

Revenue of $10.7 million and $6.3 million was earned under the Pfizer Collaboration Agreement and the Takeda Collaboration Agreement for the six months ended June 30, 2019 and 2018, respectively. The $4.4 million increase was due to increased revenue earned under both collaboration agreements. Revenue earned under the Pfizer Collaboration Agreement increased due to the completion of certain performance obligations. In addition, revenue earned under the Takeda Collaboration Agreement increased as revenue under the Takeda Collaboration for 2019 was earned for the full six months out of the six months ended June 30, 2019, as compared to 2018 when revenue was earned only for three out of the six months ended June 30, 2018 because the agreement became effective in April 2018.

Research and Development Expenses

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
DMD programs	$25,008	$7,441	$17,567
HD programs	8,317	7,341	976
ALS and FTD programs	1,370	4,098	(2,728)
PRISM and other research and development expenses (1)	47,023	42,863	4,160
Total research and development expenses	$81,718	$61,743	$19,975

(1)

Includes discovery and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $81.7 million for the six months ended June 30, 2019, compared to $61.7 million for the six months ended June 30, 2018. The increase of $20.0 million was due to the following:

•

an increase of $17.6 million in external expenses related to our DMD programs, including suvodirsen, mainly due to our continued investment in suvodirsen clinical trial activities, including our ongoing open-label extension study and costs related to our Phase 2/3 DYSTANCE 51 trial;

•	an increase of $1.0 million in external expenses related to our HD programs for our Phase 1b/2a clinical trials;
•	a decrease of $2.7 million in external expenses related to our ALS and FTD programs; and
•

an increase of $4.2 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, including our continued evolution of PRISM and the identification of potential drug discovery candidates, primarily due to increases in compensation-related expenses.

General and Administrative Expenses

General and administrative expenses were $22.5 million for the six months ended June 30, 2019, as compared to $16.9 million for the six months ended June 30, 2018. The increase of $5.6 million was primarily driven by increased compensation-related expenses, which are the result of organizational growth.

Other Income, Net

Other income, net for the six months ended June 30, 2019 and 2018 was $7.5 million and $1.4 million, respectively. The increase of $6.1 million in other income, net is primarily due to our estimated refundable tax credit related to the UK research and development tax credit regime for small and medium sized companies. Additionally, there was an increase in dividend income earned on our cash equivalents during the six months ended June 30, 2019.

Income Tax Provision

During the six months ended June 30, 2019 and 2018, we recorded no income tax provision and an income tax provision of $0.2 million, respectively. The income tax provision recorded during the six months ended June 30, 2018 was the result of return-to-provision adjustments related to the filing of our Japanese subsidiary’s 2017 tax return. We maintained a full valuation allowance for the six months ended June 30, 2019 and 2018 in all jurisdictions due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net losses. To date, we have primarily funded our operations through private placements of debt and equity securities, public offerings of our ordinary shares and collaborations with third parties. Through June 30, 2019, we have received an aggregate of approximately $655.0 million in net proceeds from these transactions. We received $89.3 million in net proceeds from private placements of our debt and equity securities, $100.4 million in net proceeds from our initial public offering, $40.0 million under the Pfizer Agreements (as defined in Note 5), including $10.0 million as an upfront payment under the Pfizer Collaboration Agreement and $30.0 million in the form of an equity investment, $93.5 million in net proceeds from our April 2017 follow-on underwritten public offering, $170.0 million in upfront payments under the Takeda Agreements (as defined in Note 5), including $110.0 million as an upfront payment under the Takeda Collaboration Agreement (as defined in Note 5) and $60.0 million in the form of an equity investment, and $161.8 million in net proceeds from our January 2019 follow-on underwritten public offering.

As of June 30, 2019, we had cash and cash equivalents totaling $252.9 million, an accumulated deficit of $425.9 million and restricted cash of $3.6 million related to letters of credit for our leased premises in Cambridge, Massachusetts and Lexington, Massachusetts.

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

Until we can generate significant revenue from product sales, if ever, we expect to continue to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. In May 2019, we filed a shelf registration statement on Form S-3ASR with the SEC pursuant to which we registered for sale an indeterminate amount of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. Our shelf registration statement on Form S-3ASR also includes a prospectus covering up to an aggregate of $250 million in ordinary shares that we may issue and sell from time to time, through Jefferies LLC acting as our sales agent, pursuant to the open market sales agreement that we entered into with Jefferies LLC in May 2019 for our “at-the-market” equity program. If we no longer qualify as a “well-known seasoned issuer” at the time of the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2019, then we would be required to amend the registration statement or file a new registration statement and seek effectiveness from the SEC prior to issuing any securities. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our cash flow activity:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by operating activities	$(83,310)	$38,968
Net cash used in investing activities	(2,107)	(3,086)
Net cash provided by financing activities	163,389	63,097
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	127	(45)
Net increase in cash, cash equivalents and restricted cash	$78,099	$98,934

Operating Activities

During the six months ended June 30, 2019, operating activities used approximately $83.3 million of cash, primarily due to our net loss of $86.1 million.

During the six months ended June 30, 2018, operating activities provided $39.0 million of cash, mainly driven by changes in our operating assets and liabilities of $99.3 million and our net loss of $71.1 million. The largest changes in operating assets and liabilities were an increase of $168.7 million in deferred revenue and an increase of $64.0 million in accounts receivable, both of which were mainly driven by the Takeda Collaboration Agreement becoming effective in April 2018.

Investing Activities

During the six months ended June 30, 2019, investing activities used $2.1 million of cash, related to purchases of property and equipment.

During the six months ended June 30, 2018, investing activities used $3.1 million of cash, related to purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities was $163.4 million, which was due to the $161.8 million in net proceeds from our January 2019 follow-on underwritten public offering and approximately $1.6 million in proceeds from the exercise of share options.

During the six months ended June 30, 2018, net cash provided by financing activities was $63.1 million, which was due to the $60.0 million in proceeds from the issuance of ordinary shares to Takeda and $3.1 million in proceeds from the exercise of share options.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2019 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Foreign Currency Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. For the three and six months ended June 30, 2019 and 2018, changes in foreign currency exchange rates did not have a material impact on our business, financial condition, results of operations or cash flows.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition, results of operations or cash flows for the three and six months ended June 30, 2019 and 2018.

Capital Market Risk

We currently have no product revenues and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our share price.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.1	Open Market Sale Agreement, dated as of May 10, 2019, by and between the Registrant and Jefferies LLC.		S-3ASR (Exhibit 1.2)	5/10/2019	333-231382

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer	X

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its Inline XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	The cover page from this Quarterly Report on Form 10-Q of the Registrant, formatted in Inline XBRL (included within the Exhibit 101 attachments).	X

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

Date: August 6, 2019

WAVE LIFE SCIENCES LTD.

By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith C. Regnante
Keith C. Regnante
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)