Form 10-Q
period 2019-09-30
Wave Life Sciences Ltd.
filed 2019-11-05
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of outstanding ordinary shares of the registrant as of November 1, 2019 was 34,289,750.

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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ. These risks, uncertainties and other factors include, among other things, our critical accounting policies and: the ability of our preclinical studies to produce data sufficient to support the filing of global clinical trial applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results and timing of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our effectiveness in managing current and future clinical trials and regulatory processes; the success of our platform in identifying viable candidates; the continued development and acceptance of nucleic acid therapeutics as a class of drugs; our ability to demonstrate the therapeutic benefits of our stereopure candidates in clinical trials, including our ability to develop candidates across multiple therapeutic modalities; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to fund our operations and to raise additional capital as needed; and competition from others developing therapies for similar uses, as well as other risks and uncertainties under the caption “Risk Factors” contained in this Quarterly Report on Form 10-Q and in other filings we make with the Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$209,009	$174,819
Current portion of accounts receivable	20,000	10,000
Prepaid expenses and other current assets	21,249	17,454
Total current assets	250,258	202,273
Long-term assets:
Accounts receivable, net of current portion	30,000	50,000
Property and equipment, net	37,204	39,931
Operating lease right-of-use assets	18,527	—
Restricted cash	3,643	3,625
Other assets	7,580	111
Total long-term assets	96,954	93,667
Total assets	$347,212	$295,940
Liabilities, Series A preferred shares and shareholders’ equity
Current liabilities:
Accounts payable	$20,219	$13,089
Accrued expenses and other current liabilities	13,738	14,736
Current portion of deferred rent	—	115
Current portion of deferred revenue	96,322	100,945
Current portion of lease incentive obligation	—	1,156
Current portion of operating lease liability	3,132	—
Total current liabilities	133,411	130,041
Long-term liabilities:
Deferred rent, net of current portion	—	5,132
Deferred revenue, net of current portion	59,196	68,156
Lease incentive obligation, net of current portion	—	9,247
Operating lease liability, net of current portion	30,165	—
Other liabilities	1,793	2,142
Total long-term liabilities	$91,154	$84,677
Total liabilities	$224,565	$214,718
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at September 30, 2019 and December 31, 2018	$7,874	$7,874
Shareholders’ equity:
Ordinary shares, no par value; 34,284,217 and 29,472,197 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	$538,790	$375,148
Additional paid-in capital	52,290	37,768
Accumulated other comprehensive income	282	153
Accumulated deficit	(476,589)	(339,721)
Total shareholders’ equity	$114,773	$73,348
Total liabilities, Series A preferred shares and shareholders’ equity	$347,212	$295,940

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$2,929	$4,493	$13,583	$10,794
Operating expenses:
Research and development	44,585	32,876	126,303	94,619
General and administrative	12,523	9,849	35,064	26,755
Total operating expenses	57,108	42,725	161,367	121,374
Loss from operations	(54,179)	(38,232)	(147,784)	(110,580)
Other income, net:
Dividend income	1,208	1,064	4,176	2,354
Interest income, net	6	5	25	16
Other income (expense), net	2,239	(468)	6,715	(384)
Total other income, net	3,453	601	10,916	1,986
Loss before income taxes	(50,726)	(37,631)	(136,868)	(108,594)
Income tax provision	—	—	—	(172)
Net loss	$(50,726)	$(37,631)	$(136,868)	$(108,766)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(1.48)	$(1.28)	$(4.06)	$(3.78)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	34,281,203	29,333,994	33,719,055	28,804,357

Other comprehensive income (loss):
Net loss	$(50,726)	$(37,631)	$(136,868)	$(108,766)
Foreign currency translation	2	(20)	129	65
Comprehensive loss	$(50,724)	$(37,651)	$(136,739)	$(108,701)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of January 1, 2018	3,901,348	$7,874	27,829,079	$310,038	$22,172	$116	$(192,716)	$139,610
Share-based compensation	—	—	—	—	4,430	—	—	4,430
Vesting of RSUs	—	—	38,594	—	—	—	—	—
Option exercises	—	—	125,664	1,553	—	—	—	1,553
Impact of 2016-16 adoption	—	—	—	—	—	—	(352)	(352)
Other comprehensive income	—	—	—	—	—	49	—	49
Net loss	—	—	—	—	—	—	(35,241)	(35,241)
Balance at March 31, 2018	3,901,348	$7,874	27,993,337	$311,591	$26,602	$165	$(228,309)	$110,049
Issuance of ordinary shares	—	—	1,096,892	60,000	—	—	—	60,000
Share-based compensation	—	—	—	—	3,545	—	—	3,545
Option exercises	—	—	203,121	1,560	—	—	—	1,560
Other comprehensive income	—	—	—	—	—	36	—	36
Net loss	—	—	—	—	—	—	(35,894)	(35,894)
Balance at June 30, 2018	3,901,348	$7,874	29,293,350	$373,151	$30,147	$201	$(264,203)	$139,296
Share-based compensation	—	—	—	—	3,610	—	—	3,610
Option exercises	—	—	132,826	1,351	—	—	—	1,351
Other comprehensive income	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	(37,631)	(37,631)
Balance at September 30, 2018	3,901,348	$7,874	29,426,176	$374,502	$33,757	$181	$(301,834)	$106,606

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY CONTINUED

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of January 1, 2019	3,901,348	$7,874	29,472,197	$375,148	$37,768	$153	$(339,721)	$73,348
Issuance of ordinary shares	—	—	4,542,500	161,785	—	—	—	161,785
Share-based compensation	—	—	—	—	4,345	—	—	4,345
Vesting of RSUs	—	—	110,187	—	—	—	—	—
Option exercises	—	—	130,522	1,481	—	—	—	1,481
Other comprehensive income	—	—	—	—	—	97	—	97
Net loss	—	—	—	—	—	—	(44,200)	(44,200)
Balance at March 31, 2019	3,901,348	$7,874	34,255,406	$538,414	$42,113	$250	$(383,921)	$196,856
Issuance of ordinary shares	—	—	—	7	—	—	—	7
Share-based compensation	—	—	—	—	5,157	—	—	5,157
Option exercises	—	—	10,854	116	—	—	—	116
Other comprehensive income	—	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	—	(41,942)	(41,942)
Balance at June 30, 2019	3,901,348	$7,874	34,266,260	$538,537	$47,270	$280	$(425,863)	$160,224
Share-based compensation	—	—	—	—	5,020	—	—	5,020
Option exercises	—	—	17,957	253	—	—	—	253
Other comprehensive income	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(50,726)	(50,726)
Balance at September 30, 2019	3,901,348	$7,874	34,284,217	$538,790	$52,290	$282	$(476,589)	$114,773

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(136,868)	$(108,766)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of lease incentive obligation	—	(501)
Amortization of right-of-use assets	1,187	—
Depreciation of property and equipment	5,584	3,867
Share-based compensation expense	14,522	11,585
Net loss on disposal of property and equipment	—	44
Deferred rent	—	900
Changes in operating assets and liabilities:
Accounts receivable	10,000	(59,000)
Prepaid expenses and other current assets	(4,422)	(5,687)
Other non-current assets	(7,469)	(15)
Accounts payable	7,471	2,801
Accrued expenses and other current liabilities	(998)	647
Deferred revenue	(13,583)	164,207
Operating lease liabilities	(2,066)	—
Other non-current liabilities	(349)	(124)
Net cash (used in) provided by operating activities	(126,991)	9,958
Cash flows from investing activities
Purchases of property and equipment	(2,572)	(6,475)
Net cash used in investing activities	(2,572)	(6,475)
Cash flows from financing activities
Proceeds from issuance of ordinary shares, net of offering costs	161,792	60,000
Payments on capital lease obligation	—	(16)
Proceeds from the exercise of share options	1,850	4,464
Net cash provided by financing activities	163,642	64,448
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	129	65
Net increase in cash, cash equivalents and restricted cash	34,208	67,996
Cash, cash equivalents and restricted cash, beginning of period	178,444	146,113
Cash, cash equivalents and restricted cash, end of period	$212,652	$214,109

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

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019, as amended (the “2018 Annual Report on Form 10-K”), have had no material changes during the three and nine months ended September 30, 2019, other than the Company’s adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), which is discussed in detail in this note.

Unaudited Interim Financial Data

The accompanying interim consolidated balance sheet as of September 30, 2019, the related interim consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018, the consolidated statements of Series A preferred shares and shareholders’ equity for the three months ended March 31, June 30, and September 30, 2019 and 2018, the consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018, and the related interim information contained within the notes to the consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2019 and 2018 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2019 and 2018. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other interim period or future year or period.

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

Recently Issued Accounting Pronouncements

The recently issued accounting pronouncements described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the 2018 Annual Report on Form 10-K, have had no material changes during the nine months ended September 30, 2019.

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

During the nine months ended September 30, 2019, the Company granted 163,200 options to employees and non-employee directors and 1,542,780 RSUs to employees. Of the RSUs granted, 543,840 were time-based RSUs and 998,940 were performance-based RSUs. Vesting of these performance-based RSUs is contingent on the occurrence of certain regulatory and commercial milestones.

As of September 30, 2019, 1,081,569 ordinary shares remained available for future grant under the 2014 Plan.

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

Through September 30, 2019, the Company had recognized revenue of $15.8 million as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss under the Pfizer Collaboration Agreement. During the three and nine months ended September 30, 2019, the Company recognized revenue of $1.3 million and $6.0 million, respectively, under the Pfizer Collaboration Agreement. During the three and nine months ended September 30, 2018, the Company recognized revenue of $1.0 million and $3.9 million, respectively, under the Pfizer Collaboration Agreement. The aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligations and recorded in deferred revenue at September 30, 2019 is $2.7 million, all of which is included in current liabilities. The Company expects to recognize this amount according to FTE hours incurred, over the remaining research term, which is seven months as of September 30, 2019.

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

With respect to Category 2 Programs, Wave has granted Takeda the right to exclusively license multiple preclinical programs during a four-year research term (subject to limited extension for programs that were initiated prior to the expiration of the research term, in accordance with the Takeda Collaboration Agreement) (“Category 2 Research Term”). During that term, the parties may collaborate on preclinical programs for up to six targets at any one time. Wave will be responsible for researching and preclinically developing products and companion diagnostics directed to the agreed upon targets through completion of Investigational New Drug application (“IND“)-enabling studies in the first major market country. Thereafter, Takeda will have an exclusive worldwide license to develop and commercialize products and companion diagnostics directed to such targets, subject to Wave’s retained rights to lead manufacturing activities for products directed to such targets. Takeda will fund Wave’s research and preclinical activities in the amount of $60.0 million during the research term and will reimburse Wave for any collaboration-budgeted research and preclinical expenses incurred by Wave that exceed that amount. Wave is also eligible to receive tiered high single-digit to mid-teen royalties on Takeda’s global commercial sales of products from each Category 2 Program.

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

Through September 30, 2019, the Company had recognized revenue of $17.2 million as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss under the Takeda Collaboration Agreement. During the three and nine months ended September 30, 2019, the Company recognized revenue of $1.6 million and $7.6 million, respectively, in the Company’s consolidated statements of operations and comprehensive loss under the Takeda Collaboration Agreement. During the three and nine months ended September 30, 2018, the Company recognized revenue of $3.5 million and $6.9 million, respectively, in the Company’s consolidated statements of operations and comprehensive loss under the Takeda Collaboration Agreement. The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue at September 30, 2019 is $152.8 million, of which $93.6 million is included in current liabilities. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the research and development services for each Category 1 Program and the Category 2 Programs as costs are incurred, over the remaining research term. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the material right for each Category 1 Program option upon Takeda’s exercise of such option, or immediately as each option expires unexercised. The aggregate amount of the transaction price included in accounts receivable at September 30, 2019 is $50.0 million, of which $20.0 million is included in current assets.

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

The following ordinary share equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2019	2018
Options to purchase ordinary shares	3,902,994	3,912,336
RSUs	1,744,177	408,534
Series A preferred shares	3,901,348	3,901,348

Additionally, for the periods presented, the two-class method does not impact the net loss per ordinary share as the Company was in a net loss position for each of the periods presented and holders of Series A preferred shares do not participate in losses.

7. INCOME TAXES

During the three months ended September 30, 2019 and 2018, the Company recorded no income tax provision. During the nine months ended September 30, 2019 and 2018, the Company recorded no income tax provision and an income tax provision of $0.2 million, respectively. The income tax provision recorded during the nine months ended September 30, 2018 was due to return-to-provision adjustments related to the filing of Wave Japan’s 2017 tax return.

The Company maintained a full valuation allowance for the three and nine months ended September 30, 2019 and 2018 in all jurisdictions due to uncertainty regarding future taxable income.

The Company’s reserves related to taxes and its accounting for uncertain tax positions are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more-likely-than-not to be realized following resolution of any potential contingencies present related to the tax benefit.

8. LEASES

The Company enters into lease arrangements for its facilities. A summary of the arrangements is as follows:

Operating Leases

On September 26, 2016, and as amended on December 31, 2016, the Company entered into a 10 year and 9 month lease, which includes two successive five year renewal options, for its facility in Lexington, Massachusetts, which the Company uses primarily for its current good manufacturing practices (“cGMP”) manufacturing, as well as for additional laboratory and office space. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. As required under the terms of the lease agreement, the Company has placed restricted cash of $2.6 million in a separate bank account at September 30, 2019 and December 31, 2018.

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

In April 2015, the Company entered into a lease agreement for an office and laboratory facility in Cambridge, Massachusetts, which commenced in October 2015 with a term of 7.5 years and a five-year renewal option to extend the lease. As required under the terms of the lease agreement, the Company has placed restricted cash of $1.0 million in a separate bank account at September 30, 2019 and December 31, 2018. In applying the ASC 842 transition guidance, the Company classified this lease as an operating lease and recorded a right-of-use asset and lease liability on the effective date.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the nine months ended September 30, 2019:

For the Nine Months Ended September 30, 2019
(in thousands)
Lease cost
Operating lease cost	$3,354
Total lease cost	$3,354

Other information
Operating cash flows used for operating leases	$4,233
Operating lease liabilities arising from obtaining right-of-use assets	$—
Weighted average remaining lease term	7.5 years
Weighted average discount rate	8.5%

Future minimum lease payments under the Company’s non-cancelable operating leases as of September 30, 2019, are as follows:

As of September 30, 2019
(in thousands)
2019	$1,442
2020	5,846
2021	6,021
2022	6,201
2023	5,236
Thereafter	20,927
Total lease payments	$45,673
Less: imputed interest	(12,376)
Total operating lease liabilities	$33,297

9. GEOGRAPHIC DATA

Substantially all of the Company’s long-lived assets were located in the United States as of September 30, 2019 and December 31, 2018.

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

Nucleic acid therapeutics, including oligonucleotides, are a growing and innovative class of drugs comprised of a sequence of nucleotides that are linked together by a backbone of chemical bonds. We are initially developing oligonucleotides that target the ribonucleic acid (“RNA”) to either reduce the expression of disease-promoting proteins or transform the production of dysfunctional mutant proteins into the production of functional proteins. RNA is a critical molecule that can adopt complex three-dimensional structures and affect various cellular functions. By intervening at the RNA level, we have the potential to address diseases that have historically been difficult to treat with small molecules or biologics. The mechanisms that we are currently using to target RNA with our oligonucleotides include RNase H-mediated RNA degradation, Ago2-mediated RNA interference (“RNAi”), exon-skipping, and ADAR (adenosine deaminases acting on RNA)-mediated RNA editing. Oligonucleotides have additional advantages as a therapeutic class including the ability to target multiple tissue types, often without the need for a delivery vehicle, and the ability to modulate the frequency of dosing to ensure broad distribution within tissues and account for cell turnover. Oligonucleotides also have well-established manufacturing processes and validated test methods based on decades of improvements.

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

Our goal is to develop and commercialize disease-modifying medicines for genetically defined diseases with a high degree of unmet medical need, and to become a fully integrated genetic medicines company. Our initial focus for our clinical development programs is in neurology, which we broadly define as genetic diseases within the neuromuscular system and central nervous system. We are conducting clinical trials of suvodirsen, our lead program in Duchenne muscular dystrophy (“DMD”) targeting exon 51, and WVE-120101 and WVE-120102, our two lead programs in Huntington’s disease (“HD”). We are also advancing additional development programs in DMD, HD, amyotrophic lateral sclerosis, frontotemporal dementia and spinocerebellar ataxia 3. In addition to neurology, we are advancing discovery research in ophthalmologic disorders, specifically inherited retinal diseases, and in hepatic diseases, and we expect to make continued investments in expanding the breadth of our portfolio. In further support of our pipeline, we continue to make substantial investments in, and leverage, PRISM to potentially develop the next generation of stereopure oligonucleotides. We have also established and continue to enhance our internal current good manufacturing practices (“cGMP”) manufacturing capabilities to increase control and visibility of our drug substance supply chain. We expect these investments will further improve our ability to secure drug substance for current and future development activities and may provide commercial-scale manufacturing capabilities.

Our Current Programs

Additional details regarding our programs are set forth below.

Neurology: Muscle

•

Duchenne muscular dystrophy (DMD) exon 51: DMD is a genetic disorder caused by mutations in the DMD gene that result in dysfunctional dystrophin protein. DMD impacts approximately one in every 5,000 newborn boys each year, resulting in approximately 20,000 new cases worldwide annually. In DMD, we are advancing suvodirsen (WVE-210201), which targets exon 51, a region within the precursor messenger RNA (“pre-mRNA”) that is transcribed from the dystrophin gene (also referred to as the “DMD” gene). In September 2019, we announced that the U.S. Food and Drug Administration (“FDA”) has granted Fast Track designation to suvodirsen for the treatment of DMD in patients amenable to exon 51 skipping. The designation was based on in vitro and in vivo nonclinical data that support the potential for suvodirsen to address a significant unmet medical need. Suvodirsen has also been granted orphan drug designation for the treatment of DMD by the FDA and the European Commission, as well as rare pediatric disease designation by the FDA.

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

Open-label Extension of Phase 1 Clinical Trial: Suvodirsen is currently being studied in an ongoing, multi-dose, open-label extension (“OLE”) study initiated in August 2018 with patients from the Phase 1 clinical trial. Patients in the OLE are undergoing quarterly clinical assessments using validated clinical outcome measures and are having muscle biopsies taken so that an interim analysis may be conducted by measuring dystrophin expression using a standardized Western blot. We expect to deliver data from this interim analysis in the fourth quarter of 2019, which will include dystrophin expression from muscle biopsies taken 22 weeks after patients enrolled in the OLE were transitioned to one of the Phase 2/3 doses of suvodirsen, as well as a safety summary. Data from this interim analysis are intended to be an important component of a submission to the U.S. Food and Drug Administration (“FDA”) for accelerated approval of suvodirsen in the United States. Subject to receipt of positive data, we would expect to file such accelerated approval submission in the second half of 2020.

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

Neurology: Central Nervous System (“CNS”)

•

Huntington’s Disease (HD): HD is a rare hereditary neurodegenerative disease that results in early death and for which there is no cure. HD is caused by a mutation (i.e., an expanded CAG triplet repeat) in the huntingtin gene (“HTT”), which results in production of mutant HTT (“mHTT”) protein. Accumulation of mHTT protein causes progressive loss of neurons in the brain, and can lead to neuronal cell death, causing cognitive, psychiatric and motor disability. HD patients still possess wild-type (healthy) HTT (“wtHTT”) protein, which is believed to be critical for neuronal function. Accordingly, suppression of wtHTT may have detrimental long-term consequences. Absence of wtHTT protein has been shown to be embryonically lethal in mice. In October 2019, at our Analyst and Investor Research Day, key opinion leaders in HD research presented data suggesting that wtHTT is neuroprotective in an adult brain; transport of key neurotrophic factors such as brain-derived neurotrophic factor (“BDNF”) are regulated by wtHTT levels; and HD may be caused by a dominant gain of function in mutant HTT and a loss of function of wtHTT protein.

Our HD Programs: In HD, we are currently advancing two clinical programs and one preclinical program. WVE-120101 and WVE-120102 are our clinical programs, where each is a distinct stereopure antisense oligonucleotide designed to selectively target the mutant huntingtin (mHTT) mRNA transcript of a disease-associated single nucleotide polymorphism (“SNP”) within the HTT gene: rs362307 (“HTT SNP1”) and rs362331 (“HTT SNP2”), respectively. Our third program in HD is also a stereopure antisense oligonucleotide designed to target an undisclosed SNP3, which we refer to as our “HTT SNP3” program, and it is currently in the preclinical stage. Approximately 50% of the HD population carries SNP1 or SNP2 and, with overlap, up to 70% of the HD population carries either SNP1, SNP2 or both. Approximately 40% of the HD population carries SNP3 and, with overlap, up to 80% of the HD population carries at least one of SNP1, SNP2 and/or SNP3.Targeting mRNA transcript with these SNPs allows us to lower the mutant allele transcript, while leaving the healthy transcript relatively intact. The healthy transcript is required to produce healthy HTT protein which is important for neuronal function. We commonly refer to this method (or approach) as “allele selective targeting.” SNPs are naturally occurring variations within a given genetic sequence and in certain instances can be used to distinguish between two related copies of a gene where only one is associated with the expression of a disease-causing protein. Our allele selective approach may also enable us to address the pre-manifest, or asymptomatic, HD patient population in the future. We have shown that by targeting HTT SNP1 and HTT SNP2 in preclinical in vitro studies, the production of disease-causing proteins associated with HD can be reduced. In addition, we have shown that by targeting HTT SNP3 in preclinical in vitro and in vivo studies, our SNP3 compounds selectively reduce the expression of the mutant HTT.

As part of ongoing, required and routine toxicology support of our clinical programs, we continue to conduct in vivo nonclinical toxicology studies for WVE-120101 and WVE-120102. A recent in vivo micronucleus assay yielded results that required additional nonclinical studies, which have been satisfactorily completed and no further studies are required.

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

Open-label Extensions of PRECISION-HD1 and PRECISION-HD2: In October 2019, we initiated an OLE of the PRECISION-HD2 trial outside of the United States for patients who participated in that trial and we expect to initiate an OLE of the PRECISION-HD1 trial outside of the United States for patients who participated in that trial in 2020.

•

ALS and FTD: In amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”), we are advancing our C9orfF72 program, which preferentially targets the transcript containing the GGGGCC (“G4C2”) expansion in the C9orf72 gene. Our C9orf72 program is designed to minimize the impact on normal C9orf72 protein in patients, thereby reducing potential on-target risk. The G4C2 expansion in the C9orf72 gene is the most common cause of familial ALS and FTD and is a strong genetic risk factor for non-inherited (sporadic) forms of ALS and FTD. Subject to our submission of clinical trial applications and approval to proceed, we would expect to initiate clinical development of our C9orf72 program in the second half of 2020.

•

SCA3: In spinocerebellar ataxia 3 (“SCA3”), we are continuing to advance our program targeting ATXN3. SCA3 is a rare, hereditary (autosomal dominant), progressive, neurodegenerative disorder that is caused by a CAG-repeat expansion in the ATXN3 gene.

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

Ophthalmology

•

We are designing and advancing stereopure oligonucleotides for the potential treatment of rare, inherited eye diseases. Our research is assessing four inherited retinal diseases, which typically begin in childhood or adolescence and commonly lead to progressive vision loss: retinitis pigmentosa due to a P23H mutation in the RHO gene, Stargardt disease, Usher syndrome type 2A and Leber congenital amaurosis 10. Our preclinical data demonstrate that a single intravitreal injection of stereopure oligonucleotide in the eye of non-human primates resulted in greater than 95% knockdown of a target RNA in the retina for at least four months. Based on these data, we are working to design candidates that could achieve a therapeutic effect with only two doses per year. In October 2019, we presented in vitro and ex vivo preclinical data on our Usher syndrome type 2A (“USH2A”) program, which is designed to promote USH2A exon 13 skipping.

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

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss was $136.9 million and $108.8 million in the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, we had an accumulated deficit of $476.6 million and $339.7 million, respectively. We expect to incur significant expenses and increasing operating losses for the foreseeable future.

Revenue

We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenue during the three and nine months ended September 30, 2019 and 2018 represents revenue earned under our two revenue-generating collaboration agreements: the Pfizer Collaboration Agreement (as defined in Note 5 in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (“Note 5”)), which was entered into in May 2016, and the Takeda Collaboration Agreement (as defined in Note 5), which became effective in April 2018.

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

The table below summarizes our research and development expenses incurred for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
DMD programs	$10,848	$7,167	$35,856	$14,608
HD programs	4,848	3,786	13,165	11,127
ALS and FTD programs	534	1,016	1,903	5,114
PRISM and other research and development expenses (1)	28,355	20,907	75,379	63,770
Total research and development expenses	$44,585	$32,876	$126,303	$94,619

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

Our significant accounting policies, judgments and estimates are described in Note 2 in the notes to the audited consolidated financial statements included in the 2018 Annual Report on Form 10-K, as well as in Note 2 in the notes to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations. Furthermore, we believe that of our significant accounting policies, the estimates and assumptions involved in our revenue recognition policy, particularly (a) assessing the number of performance obligations; (b) determining the transaction price; (c) allocating the transaction price to the performance obligations in the contract; and (d) determining the pattern over which performance obligations are satisfied, including estimates to complete performance obligations, and the assumptions and estimates used in our analysis of contracts with our CROs and CMOs to estimate contract expense; involve a greater degree of judgment, and therefore we consider them to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Revenue	$2,929	$4,493	$(1,564)
Operating expenses:
Research and development	44,585	32,876	11,709
General and administrative	12,523	9,849	2,674
Total operating expenses	57,108	42,725	14,383
Loss from operations	(54,179)	(38,232)	(15,947)
Other income, net:	3,453	601	2,852
Loss before income taxes	(50,726)	(37,631)	(13,095)
Income tax provision	—	—	—
Net loss	$(50,726)	$(37,631)	$(13,095)

Revenue

Revenue of $2.9 million and $4.5 million was earned under the Pfizer Collaboration Agreement and the Takeda Collaboration Agreement for the three months ended September 30, 2019 and 2018, respectively. The $1.6 million decrease in revenue is primarily due to a decrease in revenue earned under the Takeda Collaboration Agreement.

Research and Development Expenses

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
DMD programs	$10,848	$7,167	$3,681
HD programs	4,848	3,786	1,062
ALS and FTD programs	534	1,016	(482)
PRISM and other research and development expenses (1)	28,355	20,907	7,448
Total research and development expenses	$44,585	$32,876	$11,709

(1)

Includes discovery and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $44.6 million for the three months ended September 30, 2019, compared to $32.9 million for the three months ended September 30, 2018. The increase of $11.7 million was due to the following:

•

an increase of $3.7 million in external expenses related to our DMD programs, including suvodirsen, mainly due to our continued investment in suvodirsen clinical trial activities, including our ongoing open-label extension study and costs related to our Phase 2/3 DYSTANCE 51 trial;

•	an increase of $1.1 million in external expenses related to our HD programs for our Phase 1b/2a clinical trials;
•	a decrease of $0.5 million in external expenses related to our ALS and FTD programs; and
•

an increase of $7.4 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, including our continued evolution of PRISM and the identification of potential drug discovery candidates, primarily due to increases in compensation-related expenses.

General and Administrative Expenses

General and administrative expenses were $12.5 million for the three months ended September 30, 2019, as compared to $9.8 million for the three months ended September 30, 2018. The increase of $2.7 million was mainly driven by continued organizational growth to support our corporate goals.

Other Income, Net

Other income, net for the three months ended September 30, 2019 and 2018 was $3.5 million and $0.6 million, respectively. The increase of $2.9 million in other income, net is primarily due to our estimated refundable tax credit related to the UK research and development tax credit regime for small and medium sized companies.

Income Tax Provision

During the three months ended September 30, 2019 and 2018, we recorded no income tax provision. We maintained a full valuation allowance for the three months ended September 30, 2019 and 2018 in all jurisdictions due to uncertainty regarding future taxable income.

Comparison of the nine months ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Revenue	$13,583	$10,794	$2,789
Operating expenses:
Research and development	126,303	94,619	31,684
General and administrative	35,064	26,755	8,309
Total operating expenses	161,367	121,374	39,993
Loss from operations	(147,784)	(110,580)	(37,204)
Other income, net:	10,916	1,986	8,930
Loss before income taxes	(136,868)	(108,594)	(28,274)
Income tax provision	—	(172)	172
Net loss	$(136,868)	$(108,766)	$(28,102)

Revenue

Revenue of $13.6 million and $10.8 million was earned under the Pfizer Collaboration Agreement and the Takeda Collaboration Agreement for the nine months ended September 30, 2019 and 2018, respectively. The $2.8 million increase was due to increased revenue earned under both collaboration agreements. Revenue earned under the Pfizer Collaboration Agreement increased due to the completion of certain performance obligations. In addition, revenue earned under the Takeda Collaboration Agreement increased as revenue under the Takeda Collaboration for 2019 was earned for the full nine months, as compared to 2018 when revenue was earned only for six out of the nine months because the agreement became effective in April 2018.

Research and Development Expenses

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
DMD programs	$35,856	$14,608	$21,248
HD programs	13,165	11,127	2,038
ALS and FTD programs	1,903	5,114	(3,211)
PRISM and other research and development expenses (1)	75,379	63,770	11,609
Total research and development expenses	$126,303	$94,619	$31,684

(1)

Includes discovery and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $126.3 million for the nine months ended September 30, 2019, compared to $94.6 million for the nine months ended September 30, 2018. The increase of $31.7 million was due to the following:

•

an increase of $21.2 million in external expenses related to our DMD programs, including suvodirsen, mainly due to our continued investment in suvodirsen clinical trial activities, including our ongoing open-label extension study and costs related to our Phase 2/3 DYSTANCE 51 trial;

•	an increase of $2.0 million in external expenses related to our HD programs for our Phase 1b/2a clinical trials;
•	a decrease of $3.2 million in external expenses related to our ALS and FTD programs; and
•

an increase of $11.6 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, including our continued evolution of PRISM and the identification of potential drug discovery candidates, primarily due to increases in compensation-related expenses.

General and Administrative Expenses

General and administrative expenses were $35.1 million for the nine months ended September 30, 2019, as compared to $26.8 million for the nine months ended September 30, 2018. The increase of $8.3 million was mainly driven by continued organizational growth to support our corporate goals.

Other Income, Net

Other income, net for the nine months ended September 30, 2019 and 2018 was $10.9 million and $2.0 million, respectively. The increase of $8.9 million in other income, net is primarily due to our estimated refundable tax credit related to the UK research and development tax credit regime for small and medium sized companies. Additionally, there was an increase in dividend income earned on our cash equivalents during the nine months ended September 30, 2019.

Income Tax Provision

During the nine months ended September 30, 2019 and 2018, we recorded no income tax provision and an income tax provision of $0.2 million, respectively. The income tax provision recorded during the nine months ended September 30, 2018 was the result of return-to-provision adjustments related to the filing of our Japanese subsidiary’s 2017 tax return. We maintained a full valuation allowance for the nine months ended September 30, 2019 and 2018 in all jurisdictions due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net losses. To date, we have primarily funded our operations through private placements of debt and equity securities, public offerings of our ordinary shares and collaborations with third parties. Through September 30, 2019, we have received an aggregate of $655.0 million in net proceeds from these transactions. We received $89.3 million in net proceeds from private placements of our debt and equity securities, $100.4 million in net proceeds from our initial public offering, $40.0 million under the Pfizer Agreements (as defined in Note 5), including $10.0 million as an upfront payment under the Pfizer Collaboration Agreement and $30.0 million in the form of an equity investment, $93.5 million in net proceeds from our April 2017 follow-on underwritten public offering, $170.0 million in upfront payments under the Takeda Agreements (as defined in Note 5), including $110.0 million as an upfront payment under the Takeda Collaboration Agreement (as defined in Note 5) and $60.0 million in the form of an equity investment, and $161.8 million in net proceeds from our January 2019 follow-on underwritten public offering.

As of September 30, 2019, we had cash and cash equivalents totaling $209.0 million, an accumulated deficit of $476.6 million and restricted cash of $3.6 million for our leased premises in Cambridge, Massachusetts and Lexington, Massachusetts.

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

Cash Flows

The following table summarizes our cash flow activity:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by operating activities	$(126,991)	$9,958
Net cash used in investing activities	(2,572)	(6,475)
Net cash provided by financing activities	163,642	64,448
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	129	65
Net increase in cash, cash equivalents and restricted cash	$34,208	$67,996

Operating Activities

During the nine months ended September 30, 2019, operating activities used $127.0 million of cash, primarily due to our net loss of $136.9 million.

During the nine months ended September 30, 2018, operating activities provided $10.0 million of cash, mainly driven by changes in our operating assets and liabilities of $102.8 million and non-cash charges of $15.9 million, offset by our net loss of $108.8 million. The largest changes in operating assets and liabilities were an increase of $164.2 million in deferred revenue and an increase of $59.0 million in accounts receivable, both of which were mainly driven by the Takeda Collaboration Agreement becoming effective in April 2018.

Investing Activities

During the nine months ended September 30, 2019, investing activities used $2.6 million of cash, related to purchases of property and equipment.

During the nine months ended September 30, 2018, investing activities used $6.5 million of cash, related to purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $163.6 million, which was due to the $161.8 million in net proceeds from our January 2019 follow-on underwritten public offering and approximately $1.9 million in proceeds from the exercise of share options.

During the nine months ended September 30, 2018, net cash provided by financing activities was $64.4 million, which was due to the $60.0 million in proceeds from the issuance of ordinary shares to Takeda and $4.5 million in proceeds from the exercise of share options.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2019 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our consolidated financial statements, see Note 2 “Significant Accounting Policies” in the notes to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Foreign Currency Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. For the three and nine months ended September 30, 2019 and 2018, changes in foreign currency exchange rates did not have a material impact on our business, financial condition, results of operations or cash flows.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition, results of operations or cash flows for the three and nine months ended September 30, 2019 and 2018.

Capital Market Risk

We currently have no product revenues and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our share price.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.1+	Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan, effective as of August 15, 2019	X

10.2+	Non-Employee Director Compensation Policy, effective as of August 15, 2019	X

10.3+	Employment Agreement between the Registrant and Mark Baldry, dated as of June 28, 2019	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer	X

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its Inline XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

(+)	Indicates management contract or compensatory plan or arrangement.
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

Date: November 5, 2019

WAVE LIFE SCIENCES LTD.

By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith C. Regnante
Keith C. Regnante
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)