Form 10-K
period 2019-12-31
Wave Life Sciences Ltd.
filed 2020-03-02
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the ordinary shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2019) was $631,486,605. The number of outstanding ordinary shares of the registrant as of February 21, 2020 was 34,541,530.

DOCUMENTS INCORPORATED BY REFERENCE

If the Registrant’s Definitive Proxy Statement relating to the 2020 Annual General Meeting of Shareholders (the “Proxy Statement”) is filed with the Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, then portions of the Proxy Statement will be incorporated by reference into Part III of this Annual Report on Form 10-K. If the Proxy Statement is not filed within such 120-day period, then the Registrant will file an amendment to this Annual Report within such 120-day period that will contain the information required to be included or incorporated by reference into Part III of this Annual Report.

WAVE LIFE SCIENCES LTD.

ANNUAL REPORT ON FORM 10-K

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events or to our future operations or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. Forward-looking statements include statements, other than statements of historical fact, about, among other things: our ability to fund our future operations; our financial position, revenues, costs, expenses, uses of cash and capital requirements; our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements; the success, progress, number, scope, cost, duration, timing or results of our research and development activities, preclinical studies and clinical trials, including the timing for initiation or completion of or availability of results from any preclinical studies and clinical trials or for submission, review or approval of any regulatory filing; the timing of, and our ability to, obtain and maintain regulatory approvals for any of our product candidates; the potential benefits that may be derived from any of our product candidates; our strategies, prospects, plans, goals, expectations, forecasts or objectives; the success of our collaborations with third parties; any payment that our collaboration partners may make to us; our ability to identify and develop new product candidates; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy; our ability to develop sales and marketing capabilities; our estimates regarding future expenses and needs for additional financing; our ability to identify, recruit and retain key personnel; our financial performance; developments and projections relating to our competitors in the industry; our liquidity and working capital requirements; and the expected impact of new accounting standards.

Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ. These risks, uncertainties and other factors include, among other things, our critical accounting policies and: the ability of our preclinical studies to produce data sufficient to support the filing of global clinical trial applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results and timing of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our effectiveness in managing current and future clinical trials and regulatory processes; the success of our platform in identifying viable candidates; the continued development and acceptance of nucleic acid therapeutics as a class of drugs; our ability to demonstrate the therapeutic benefits of our stereopure candidates in clinical trials, including our ability to develop candidates across multiple therapeutic modalities; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to fund our operations and to raise additional capital as needed; and competition from others developing therapies for similar uses, as well as other risks and uncertainties under the “Risk Factors” section of this Annual Report on Form 10-K and in other filings we make with the Securities and Exchange Commission.

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

Overview

We are a clinical-stage genetic medicines company committed to delivering life-changing treatments for people battling devastating diseases. Using PRISM, our proprietary discovery and drug development platform that enables the precise design, optimization and production of novel stereopure oligonucleotides, we aspire to develop best in class medicines for genetically defined diseases with a high degree of unmet need.

Nucleic acid therapeutics, including oligonucleotides, are a growing and innovative class of drugs comprised of a sequence of nucleotides that are linked together by a backbone of chemical bonds. We are initially developing oligonucleotides that target the ribonucleic acid (“RNA”) to either reduce the expression of disease-promoting proteins or transform the production of dysfunctional mutant proteins into the production of functional proteins. RNA is a critical molecule that can adopt complex three-dimensional structures and affect various cellular functions. By intervening at the RNA level, we have the potential to address diseases that have historically been difficult to treat with small molecules or biologics. The mechanisms that we are currently using to target RNA with our oligonucleotides include RNase H-mediated RNA degradation, Ago2-mediated RNA interference (“RNAi”), exon-skipping, and ADAR (adenosine deaminases acting on RNA)-mediated RNA editing. Oligonucleotides have additional advantages as a therapeutic class including the ability to target multiple tissue types, often without the need for a delivery vehicle, and the ability to modulate the frequency of dosing to ensure broad distribution within tissues. Oligonucleotides also have well-established manufacturing processes and validated test methods based on decades of improvements.

The oligonucleotides we are developing with PRISM are stereopure. A stereopure oligonucleotide is comprised of molecules with atoms precisely arranged in three-dimensional orientations at each linkage. We believe that controlling the stereochemistry of each backbone position will optimize the pharmacological profile of our oligonucleotides by maximizing the potential therapeutic benefit while minimizing the potential for side effects and safety risks. The stereopure oligonucleotides we are developing differ from the mixture-based oligonucleotides currently on the market or in development by others. Our preclinical studies have demonstrated that our stereopure oligonucleotides may achieve superior pharmacological properties compared with mixture-based oligonucleotides. Through our work in developing stereopure oligonucleotides, we have created and continue to evolve PRISM, our proprietary discovery and drug development platform.

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

Our lead clinical development programs are focused in genetic diseases within the central nervous system (“CNS”). Our most advanced stereopure therapeutic candidates in development, WVE-120101 and WVE-120102, are designed to selectively target mutant huntingtin (“mHTT”) and spare wild-type, or healthy, huntingtin (“wtHTT”) for the treatment of Huntington’s disease (“HD”). WVE-120101 and WVE-120102 are currently being studied in two Phase 1b/2a clinical trials, PRECISION-HD1 and PRECISION-HD2, and we expect to deliver data from both trials in the second half of 2020. We expect to advance additional CNS programs into clinical development in the second half of 2020, including our mHTT SNP3 program for the treatment of HD and our C9orf72 program for the treatment of amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”). We are also pursuing additional CNS programs in collaboration with Takeda Pharmaceutical Company Limited (“Takeda”), including spinocerebellar ataxia 3 (“SCA3”). In addition to CNS, we are advancing discovery research in ophthalmologic disorders, specifically inherited retinal diseases, in hepatic diseases, and in ADAR-mediated RNA editing applications. In further support of our pipeline, we continue to invest in PRISM to potentially develop the next generation of stereopure oligonucleotides. We have also established and continue to enhance our internal current good manufacturing practices (“cGMP”) manufacturing capabilities to increase control and visibility of our drug substance supply chain.

On December 16, 2019, we announced our decision to discontinue development of suvodirsen for patients with Duchenne muscular dystrophy (“DMD”) who have mutations amenable to exon 51 skipping, based on our interim analysis of the Phase 1 open-label extension (“OLE”) study. The results showed no change from baseline in dystrophin expression, as measured by western blot. As a result of that decision, we immediately discontinued the OLE study of suvodirsen and the Phase 2/3 DYSTANCE 51 trial of suvodirsen. In addition, we suspended further development of investigational WVE-N531 for patients with mutations amenable to exon 53 skipping, and ceased discovery activities in our other DMD programs. We do not believe that the results of our suvodirsen program have any read-through to our clinical, preclinical or discovery programs in CNS, ophthalmology or hepatic diseases.

Our Current Programs

Additional details regarding our programs are set forth below.

Central Nervous System (“CNS”)

Huntington’s Disease (“HD”): HD is a rare hereditary neurodegenerative disease that results in early death and for which there is no cure. HD is caused by a mutation (i.e., an expanded CAG triplet repeat) in the HTT gene, which results in production of mutant HTT (“mHTT”) protein. In HD patients, there is a progressive loss of neurons in the brain leading to cognitive, psychiatric and motor disabilities. HD patients still possess wild-type (healthy) HTT (“wtHTT”) protein, which is important for neuronal function and there is increasing evidence that wtHTT may be neuroprotective in an adult brain. Additionally, a dominant gain of function in mHTT protein and a concurrent loss of function of wtHTT protein may be important components of the pathophysiology of HD. Accordingly, suppression of wtHTT may have detrimental long-term consequences. Absence of wtHTT protein has been shown to be embryonically lethal in mice. In October 2019, at our Analyst and Investor Research Day, key opinion leaders in HD research presented data suggesting that wtHTT is neuroprotective in an adult brain; transport of key neurotrophic factors such as brain-derived neurotrophic factor (“BDNF”) are regulated by wtHTT levels; and HD may be caused by a dominant gain of function in mutant HTT and a loss of function of wtHTT protein. Further, the relative proportion of wtHTT to mHTT is critical based on evidence that suggests increased amount of wtHTT relative to mHTT may result in slower disease progression (measured by age-at-onset). Also, HD patients that lack wtHTT all together have significantly more severe disease, as measured by disease progression after symptom onset.

Our HD Portfolio: In HD, we are currently advancing two clinical programs and one preclinical program. WVE-120101 and WVE-120102 are our clinical programs, where each is a distinct stereopure antisense oligonucleotide designed to selectively target a single nucleotide polymorphism (“SNP”) associated with the disease-causing mutant huntingtin (mHTT) mRNA transcript within the HTT gene: rs362307 (“mHTT SNP1”) and rs362331 (“mHTT SNP2”), respectively. Our third program in HD is also a stereopure antisense oligonucleotide designed to target an undisclosed SNP3, which we refer to as our “mHTT SNP3” program, and it is currently in the preclinical stage. Approximately 50% of the HD population carries SNP1 or SNP2 and, with overlap, up to 70% of the HD population carries either SNP1, SNP2 or both. Approximately 40% of the HD population carries SNP3 and, with overlap, up to 80% of the HD population carries at least one of SNP1, SNP2 and/or SNP3.Targeting mRNA transcript with these SNPs allows us to lower the mutant allele transcript, while leaving the healthy transcript relatively intact. The healthy transcript is required to produce healthy HTT protein which is important for neuronal function. We commonly refer to this method (or approach) as “allele selective targeting.” SNPs are naturally occurring variations within a given genetic sequence and in certain instances can be used to distinguish between two related copies of a gene where only one is associated with the expression of a disease-causing protein. Our allele selective approach may also enable us to address the pre-manifest, or asymptomatic, HD patient population in the future. We have shown that by targeting mHTT SNP1 and mHTT SNP2 in preclinical in vitro studies, the production of disease-causing proteins associated with HD can be selectively reduced. In addition, we have shown that by targeting mHTT SNP3 in preclinical in vitro studies, our SNP3 compounds selectively reduce the expression of the mutant HTT.

Phase 1b/2a Clinical Trials: PRECISION-HD is a global clinical program consisting of the PRECISION-HD1 and PRECISION-HD2 clinical trials. PRECISION-HD1 and PRECISION-HD2 are two parallel, multicenter, double-blind, randomized, placebo-controlled Phase 1b/2a clinical trials evaluating WVE-120101 and WVE-120102, respectively, administered intrathecally, consisting of single-ascending dose and multiple-ascending dose portions. The primary objective of these two trials is to assess the safety and tolerability of intrathecal doses of WVE-120101 and WVE-120102, respectively, in early manifest HD patients. Additional objectives include measurement of total HTT protein and mutant HTT protein, and exploratory pharmacokinetic, pharmacodynamic, clinical and MRI endpoints. Each trial is designed with five multi-dose cohorts (2, 4, 8, 16, and 32mg), each with 12 patients that have Stage I or Stage II HD, ages 25-65, who have screened positively for the presence of SNP1 or SNP2. Outside of the United States, we are conducting both the single-ascending dose and multiple-ascending dose portions of the PRECISION-HD1 and PRECISION-HD2 trials. In the United States, we received approvals to proceed with the single-dose portions of both trials. However, the FDA indicated to us that we cannot progress to the multiple-ascending dose portions of these trials in the United States unless we conduct an additional preclinical study and present the resulting data to the FDA for its review. For the single-dose portion of the PRECISION-HD1 trial in the United States, escalation to our highest proposed doses is subject to the FDA’s review and approval of additional monitoring plans. WVE-120101 and WVE-120102 have been granted orphan drug designation for the treatment of HD by the FDA.

PRECISION-HD2 trial: In December 2019, we announced initial clinical data from the ongoing PRECISION-HD2 trial. In an analysis comparing all patients treated with multiple intrathecal doses of WVE-120102 to placebo, a statistically significant reduction of 12.4% (p<0.05) in mHTT protein was observed in cerebrospinal fluid (“CSF”). An analysis to assess a dose response across treatment groups (2, 4, 8, or 16 mg) suggested a statistically significant response in mHTT reduction at the highest doses tested (p=0.03). WVE-120102 was generally safe and well tolerated across all cohorts. These topline data supported the addition of higher dose cohorts, and a 32 mg cohort was initiated in January 2020. We expect to deliver clinical data from the 32 mg cohort in the second half of 2020.

PRECISION-HD1 trial: We expect to deliver topline clinical data from the five multi-dose cohorts (2, 4, 8, 16, 32 mg) of the PRECISION-HD1 trial in the second half of 2020.

Open-label Extensions of PRECISION-HD1 and PRECISION-HD2: In October 2019, we initiated an OLE of the PRECISION-HD2 trial outside of the United States for patients who participated in that trial. In February 2020, we initiated an OLE of the PRECISION-HD1 trial outside of the United States for patients who participated in that trial.

mHTT SNP3 Program in HD: We expect to initiate clinical development of our mHTT SNP3 program in the second half of 2020.

ALS and FTD: In amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”), we are advancing our C9orfF72 program, which preferentially targets the transcript containing the hexanucleotide G4C2 expansion in the C9orf72 gene. Our C9orf72 program is designed to minimize the impact on normal C9orf72 protein in patients, thereby reducing potential on-target risk. The G4C2 expansion in the C9orf72 gene is the most common cause of familial ALS and FTD and is a strong genetic risk factor for non-inherited (sporadic) forms of ALS and FTD. We expect to initiate clinical development of our C9orf72 program in the second half of 2020.

SCA3: In spinocerebellar ataxia 3 (“SCA3”), we are continuing to advance our program targeting ATXN3. SCA3 is a rare, hereditary (autosomal dominant), progressive, neurodegenerative disorder that is caused by a CAG-repeat expansion in the ATXN3 gene.

Additional CNS Disorders: We are collaborating with Takeda to advance genetically defined targets for the treatment of other CNS disorders, including Alzheimer’s disease and Parkinson’s disease. Under the terms of the agreement, we may collaborate with Takeda on up to six preclinical programs at any one time, during a four-year term. Takeda is entitled to exclusively license multiple preclinical programs from us during the term.

Ophthalmology

We are designing and advancing stereopure oligonucleotides for the potential treatment of rare, inherited eye diseases. Our preclinical data demonstrate that a single intravitreal injection of stereopure oligonucleotide in the eye of non-human primates (“NHPs”) resulted in greater than 95% knockdown of a target RNA in the retina for at least four months. Based on these data, we are working to design candidates that could achieve a therapeutic effect with only two doses per year. We are focused on advancing two preclinical programs: Usher syndrome type 2A (“USH2A”) and retinitis pigmentosa due to a P23H mutation in the RHO gene (“RhoP23H”). In October 2019, we presented in vitro and ex vivo preclinical data on our USH2A program, which is designed to promote USH2A exon 13 skipping, and we presented in vitro data on our RhoP23H program, which is designed to selectively silence RhoP23H transcripts.

Hepatic

We are collaborating with Pfizer Inc. (“Pfizer”) to advance genetically defined targets for the treatment of metabolic diseases, bringing together our proprietary drug development platform across antisense and single-stranded RNAi modalities, along with GalNAc and Pfizer’s hepatic targeting technology for delivery to the liver. We are advancing targets from discovery through the selection of clinical candidates, at which point Pfizer may elect to exclusively license programs and undertake further development and potential commercialization.

Discontinued Neuromuscular Program: Suvodirsen Targeting Duchenne Muscular Dystrophy (“DMD”) Exon 51

On December 16, 2019, we announced our decision to discontinue development of suvodirsen for patients with DMD who have mutations amenable to exon 51 skipping, based on our interim analysis of the Phase 1 OLE study. The results showed no change from baseline in dystrophin expression, as measured by western blot, with either the 3.5 mg/kg or 5 mg/kg doses of suvodirsen. No safety concerns or emerging safety signals were observed. As a result of that decision, we immediately discontinued the two suvodirsen trials, the OLE study and the Phase 2/3 DYSTANCE 51 trial. In addition, we suspended further development of investigational WVE-N531 for patients with mutations amenable to exon 53 skipping, and ceased discovery activities in our other DMD programs.

The interim analysis was from a global multicenter OLE study of suvodirsen in patients who previously enrolled in a Phase 1 safety and tolerability study. A total of 36 patients enrolled in the OLE study and received the target doses of either 3.5 mg/kg or 5 mg/kg. A biopsy of the deltoid muscle was performed prior to initial dosing in the OLE study and, as of data cut-off for this interim analysis, follow-up deltoid muscle biopsies were available for 27 of 36 patients. Within the 5 mg/kg weekly infusion arm, 10 patients received follow-up muscle biopsies at 12 weeks and nine patients received follow-up biopsies at 22 weeks. Within the 3.5 mg/kg weekly infusion arm, eight patients received follow-up muscle biopsies at 22 weeks. Biopsies from both timepoints were analyzed as part of the interim analysis. We are currently analyzing the results of the full data set and plan to share additional findings from the suvodirsen development program so that the Duchenne community may benefit from its contributions to this study.

Our Strategy

We are building a fully integrated genetic medicines company by leveraging PRISM to design, develop and commercialize optimized disease-modifying medicines for indications with a high degree of unmet medical need in genetically defined diseases. Our lead programs are focused in CNS and are aimed at addressing HD, ALS, and FTD. We are also pursuing additional CNS programs in collaboration with Takeda, including SCA3. In parallel to our CNS programs, we are advancing preclinical programs in ophthalmology and hepatic diseases as well as exploring additional therapeutic areas that may benefit from the application of our platform.

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

•

Rapidly advance our differentiated Huntington’s disease portfolio. We are advancing two HD programs currently in clinical development: WVE-120101 and WVE-120102, targeting mHTT SNP1 and mHTT SNP2, respectively. These are the first clinical programs designed to selectively target mutant HTT, while leaving wild-type HTT relatively intact. We expect to deliver data from our two Phase 1b/2a trials in HD in the second half of 2020 and to initiate clinical development of our mHTT SNP3 program in the second half of 2020.

•

Sustain our leadership in CNS. We are committed to transforming the care of rare genetic diseases in CNS. We are currently advancing five development programs, as well as multiple discovery-stage programs in collaboration with Takeda, targeting CNS diseases, including Alzheimer’s disease and Parkinson’s disease. We believe that these programs have the potential to offer a foundation from which to transform our company into a leading CNS-focused genetic medicines company.

•

Expand our pipeline. We remain intent on making disciplined investments in our platform to enable a sustainable discovery and development engine for future growth. We believe PRISM will yield optimized oligonucleotide candidates to deepen our pipeline in CNS, ophthalmology, hepatic and other disease areas, and in ADAR-mediated RNA editing applications. We will continue to pursue these investments through wholly-owned programs as well as through potential partnerships and collaborations.

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

Nucleic acid therapeutics, including oligonucleotides, are an innovative class of drugs that can modulate the function of target RNAs to ultimately affect the production of disease-associated proteins or prevent the accumulation of pathogenic RNA species, which are emerging as important factors in human disease. Oligonucleotides can regulate protein and RNA via several different molecular mechanisms. These mechanisms can be broadly categorized as silencing, those that promote degradation of the target RNA, including antisense and RNAi; splicing, those that involve binding to the target RNA and modulating its function by promoting exon skipping; and ADAR-mediated RNA-editing.

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

•	Splicing, which is the processing of a nascent pre-mRNA transcript into messenger RNA (“mRNA”) by removing introns and joining exons together
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

•

ADAR-mediated RNA editing, which involves a therapeutic oligonucleotide that uses endogenous ADAR (adenosine deaminases acting on RNA) to edit Adenosines in target RNAs. This technology can be used to correct missense and nonsense mutations to restore or modify protein activity. Other applications of this technology include the ability to target AUGs in the 5’UTR for translational upregulation, target AG splice acceptor sites to modify exon splicing, and target amino acids (codons) to alter their function, examples of which include amino acids involved in post translational modifications, to synthetically alter signaling pathways and/or protein stability, or post translation protein processing, such as protease cleavage sequences.

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

Whereas traditional chemistry platforms for oligonucleotides require the full replacement of the naturally occurring PO with PS, we can judiciously use a combination of PO and PS or other backbone modifications, in our stereopure nucleic acids. We believe this flexibility to selectively employ PS or other modifications only where desired may provide control over pharmacodynamics and may improve the safety of our product candidates.

The first FDA approval of a nucleic acid therapeutic occurred in 1998, and the most recent was in 2018. Nucleic acid therapeutic candidates that employ PS modifications are being developed by several different companies. PS modification is accepted as a state-of-the-art advancement in the field. We believe that PS modification will remain a key component of nucleic acid therapeutic development.

Backbone Modifications Result in Complex Drug Mixtures

A consequence of introducing backbone modifications, such as PS modifications, into an oligonucleotide is that it also introduces a chiral center at each phosphorus, creating stereoisomers designated as either an “Sp” or “Rp” isomer. As shown below, these stereoisomers have identical chemical compositions but different three-dimensional arrangements of their atoms and consequently different chemical and biological properties.

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

We continue to develop new types of backbone modifications, other than PS modifications, that can be chirally controlled with our technology.

Our Proprietary Chemistry – Backbone Stereochemistry Proof of Concept

In our Nature Biotechnology paper (Iwamoto N, et al. Nature Biotechnol. 2017;35(9):845-851), we describe our studies using our proprietary chemistry to design and synthesize stereopure oligonucleotides and oligonucleotide mixtures based on mipomersen. These and other preclinical studies have demonstrated that stereochemistry and pharmacology are directly related and that by controlling stereochemistry, we can impact multiple aspects of pharmacology, including stability, catalytic activity, efficacy, specificity, and safety. We studied mipomersen because, at that time, it was the only systemically administered nucleic acid therapeutic approved for commercialization, and documents from the regulatory bodies that evaluated mipomersen for marketing approval were publicly available. Mipomersen (currently marketed by Kastle Therapeutics and formerly marketed by Sanofi Genzyme, under the brand name Kynamro) is approved for the treatment of homozygous familial hypercholesterolemia and is designed to silence production of Apolipoprotein B (“APOB”) via an antisense mechanism. Although mipomersen received marketing authorization in the United States in 2012, concerns about the drug’s tolerability and liver and cardiovascular safety led the European Medicines Agency (“EMA”) to refuse to grant marketing authorization for the drug in the European Union. One of the EMA’s central concerns about mipomersen was that a high proportion of patients stopped taking the drug within two years, mainly due to side effects such as flu-like symptoms, injection-site reactions and liver toxicity. The EMA considered these side effects important because mipomersen is intended for long-term treatment to maintain its cholesterol-lowering effect.

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

Specificity

With our proprietary chemistry, we have generated stereopure oligonucleotides that promote silencing via RNase H-mediated degradation of targeted RNA, which are based on the gapmer design. These stereopure oligonucleotides can promote selective RNase H-mediated degradation of target RNA that differs from another RNA by a single nucleotide (i.e. SNP or mutation). For example, HD is caused by mutations in one allele (which is one of two or more versions of a gene) of the HTT gene, resulting in the production of a disease-causing protein, while the other allele encodes a healthy protein. By optimizing stereochemistry, we can direct cleavage towards the mutated HTT allele based on a single-nucleotide difference between the disease-causing allele and the normal allele.

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

Our Solution: PRISM

Through PRISM, our proprietary discovery and drug development platform, we have discovered and expect to continuously elaborate on the relationships between the chemical makeup of an oligonucleotide, including the three-dimensional orientation or arrangement of its atoms, and its pharmacology (i.e., stability of the drug, activity against the target, specificity for the target and safety of the drug). In addition, we have defined relationships between various 2’-sugar modifications to the nucleotide (such as methoxy, methoxyethyl, fluoro, locked), and the stereochemistry of the backbone that enhances oligonucleotide pharmacology, providing an enhanced therapeutic profile.

Our rational process for designing stereopure oligonucleotides, which is based on the interplay among oligonucleotide sequence, chemistry and backbone stereochemistry, allows us to selectively optimize for the molecular mechanism in order to generate best-in-class oligonucleotides. We are using these ongoing discoveries to guide our drug development activities that we believe will lead to medicines that are more specific, can be dosed at lower concentrations, less frequently, or some combination of these characteristics as well as with improved therapeutic profiles.

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

•

Broad applicability. PRISM is applicable to oligonucleotides acting via multiple molecular mechanisms, including antisense, RNAi, exon skipping, splicing, ADAR-mediated RNA editing, microRNA and others, and is compatible with a broad range of chemical modifications and targeting moieties.

•

Proprietary production of stereopure oligonucleotides. Our scientists have developed expertise in the techniques required to produce adequate supplies of chemically modified stereopure oligonucleotide materials for our preclinical and planned clinical activities. In addition, we believe we have the intellectual property position and know-how necessary to protect, advance and scale these production processes to support our clinical trials and potential future commercial supply.

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

PRISM – Proof of Concept

Using PRISM, we have designed and optimized diverse sets of stereopure oligonucleotides, which allows us to characterize and compare the behavior of various stereoisomers. With each new target, we gain insight into how the interplay between sequence, chemistry, including 2’-modifications and backbone chemistry, and stereochemistry impacts activity, and we build these learnings into our future programs. Hit rates, defined as the percentage of total oligonucleotides screened that yielded activity in the screening assay, in our primary screens performed with oligonucleotides in a stereorandom format have ranged from 10% to 15%. By applying learnings from early programs to generate new screening formats, hit rates have risen, with our most productive screens yielding hits at 50% or more of the sequences we evaluate. This improving hit rate illustrates that the right combination of chemistry and stereochemistry can yield activity through sequences that would be inactive or only mildly active in a stereorandom format, supporting our belief that the activity of oligonucleotides depends on an interplay between sequence, chemistry and backbone stereochemistry.

In the next section, we describe three distinct modalities for which we have used PRISM to optimize stereopure oligonucleotides.

RNase H-mediated degradation

We have used Malat1, a long noncoding RNA that is ubiquitously expressed and enriched in the nucleus, as a proof of concept target for our RNase H-silencing programs. Using PRISM, we can produce stereopure oligonucleotides that promote potent and specific RNase H activity in preclinical experiments.

In biochemical experiments, optimized stereopure oligonucleotides exhibit improved potency RNase H1 activity owing at least in part to a 2-fold increase in initial velocity (V0). These experiments are represented in the left panel below, where V0 was calculated from the best fit line (n=3 per time point) from an experiment where an antisense oligonucleotide was pre-annealed to a surrogate Malat1 RNA (1:1, Cf=5µM) and then treated with RNase H (250:1, enzyme:substrate), and subsequently quenched at the indicated time points with EDTA. In cultured neurons, this biochemical improvement translates to a 24-fold increase in half maximal inhibitory concentration (IC50) for the optimized stereopure oligonucleotide compared with its stereorandom counterpart. These experiments are represented in the middle panel below, where IC50s were calculated from a dose-response experiment (10–3,000 nM of antisense oligonucleotide) in iCell neurons under free-uptake conditions. The percentage of Malat1 RNA remaining was determined by performing qPCR (n=2 per concentration of oligonucleotide) on RNA purified from cells 4-days post-treatment. The control is a non-targeting oligonucleotide (it is not complementary to the Malat1 RNA.) In vivo, the optimized stereopure oligonucleotide exhibited more potent activity against Malat1 RNA (10-100-fold) than the stereorandom counterpart. In two separate experiments, mice received a single IVT injection of 1 µL in both eyes. One-week post-injection, eyes were enucleated, flash frozen, bisected into anterior and posterior and processed for RNA. Malat1 RNA expression was determined by qPCR (each dot represents one eye), as shown below on right.

Using PRISM, we are also able to develop optimized stereopure oligonucleotides with more precise activity, enabling us to selectively target only one of two sequences that are very similar to each other. For these experiments, we generated a stereopure oligonucleotide leading to selective depletion of a surrogate HTT mRNA containing one variant of the SNP rs7685686. SNP variants differ from each other by a single nucleotide sequence change. In biochemical RNase H1 assays (performed as described above), an optimized stereopure antisense oligonucleotide (middle panel) leads to the depletion of the mutant HTT (mHTT) surrogate (containing the targeted SNP), but largely spares the wild-type HTT (wtHTT) RNA. The stereorandom oligonucleotide degrades both RNAs (left panel), and a sub-optimal stereopure oligonucleotide (right panel) is only mildly active. These data illustrate the importance of optimization when developing stereopure oligonucleotides, as well as the selectivity benefit that control over backbone chirality can provide.

We have determined the X-ray crystal structure to a resolution of 1.3 Å (shown below) of RNase H1 (green) bound to a heteroduplex containing a surrogate target mRNA (red) and a stereopure oligonucleotide (blue). In our Nature Biotechnology paper, we predicted that amino acids in the RNase H1 phosphate-binding pocket would make stereochemically differentiated contacts with three consecutive phosphates in the oligonucleotide backbone. In this structure, the phosphate-binding pocket is shown to contact the 3’-SpSpRp-5’ phosphorothioate linkages in the stereopure oligonucleotide. This structure confirms our hypothesis and supports our findings that optimal placement of backbone stereochemistry in an oligonucleotide can provide control over the activity of RNase H1.

Splicing (exon skipping)

With PRISM, we have optimized stereopure oligonucleotides that promote efficient exon skipping in vitro and ex vivo. In our exon-skipping programs, as with our other modalities, the sequence, chemistry and backbone stereochemistry of oligonucleotides impact their activity. In the graphic below (left), oligonucleotides (20 µM) targeting exon 13 of USH2A, which differ from each other in sequence only (i.e., chemistry and backbone stereochemistry are the same), are delivered to Y-79 cells under gymnotic conditions. Sequence 1 yields <10% exon-skipping activity, and Sequence 6 yields >90% exon-skipping activity, illustrating that sequence can profoundly impact this modality. In the graphic to the right, the oligonucleotides Chemistry 1 and Chemistry 2 target the same sequence but differ from each other in chemistry and backbone stereochemistry. Chemistry 1 yields >75% exon skipping, whereas Chemistry 2 yields <50% exon skipping, illustrating that chemistry and backbone stereochemistry also significantly impact this modality. The stereopure oligonucleotides shown below are distinct from those we are advancing in our USH2A program.

ADAR-mediated RNA editing

Most recently, we have applied our PRISM platform to the generation of RNA-editing oligonucleotides. In preclinical studies, we have evaluated over 1,000 oligonucleotides, assessing a variety of sugar or base modifications, backbone chemistry and stereochemistry, and other parameters such as oligonucleotide length to produce insight into the relationship between an oligonucleotide’s structure and its ability to elicit ADAR-editing activity.

With PRISM, we have generated stereopure antisense oligonucleotides, optimized for chemistry and stereochemistry, that promote RNA editing with endogenous adenosine deaminase acting on RNA (ADAR) enzymes in cellular models. As shown in the figures below, stereopure antisense oligonucleotides elicited more potent RNA editing than a stereorandom antisense oligonucleotide in primary human hepatocytes and bronchial epithelial cells.

A GalNAc-conjugated stereopure antisense oligonucleotide induced dose-dependent RNA editing with an EC50 of ~100 nM in primary human hepatocytes (shown below).

Stereopure antisense oligonucleotides achieved greater ADAR-mediated editing compared to stereorandom antisense oligonucleotides across several distinct RNA transcripts in primary human hepatocytes (below), which validates that our technology is applicable across multiple sequences.

Therapeutic Programs

Our most advanced therapeutic programs are in CNS. We have ongoing clinical trials of our two lead programs in HD and we expect to initiate clinical development of a third program in HD and our C9orf72 program in ALS and FTD in the second half of 2020. We are also pursuing additional CNS programs in collaboration with Takeda, including SCA3. Beyond CNS, we are advancing two ophthalmology programs, USH2A and RhoP23H. We also continue to explore additional targets in CNS and hepatic disorders.

See below for more information on these programs and the diseases we are targeting.

Huntington’s Disease

Background and Market Opportunity

HD is a rare hereditary neurodegenerative disease that results in early death and for which there is no cure. HD is caused by a mutation (i.e., an expanded CAG triplet repeat) in the HTT gene, which results in production of mutant HTT (“mHTT”) protein. In HD patients, there is a progressive loss of neurons in the brain leading to cognitive, psychiatric and motor disabilities. HD patients still possess wild-type (healthy) HTT (“wtHTT”) protein, which is important for neuronal function and there is increasing evidence that wtHTT may be neuroprotective in an adult brain. Additionally, a dominant gain of function in mHTT protein and a concurrent loss of function of wtHTT protein may be important components of the pathophysiology of HD. Accordingly, suppression of wtHTT may have detrimental long-term consequences. Absence of wtHTT protein has been shown to be embryonically lethal in mice. In October 2019, at our Analyst and Investor Research Day, key opinion leaders in HD research presented data suggesting that wtHTT is neuroprotective in an adult brain; transport of key neurotrophic factors such as brain-derived neurotrophic factor (“BDNF”) are regulated by wtHTT levels; and HD may be caused by a dominant gain of function in mutant HTT and a loss of function of wtHTT protein. Further, the relative proportion of wtHTT to mHTT is critical based on evidence that suggests increased amount of wtHTT relative to mHTT may result in slower disease progression (measured by age-at-onset). Also, HD patients that lack wtHTT all together have significantly more severe disease, as measured by disease progression after symptom onset.

Symptoms of HD typically appear between the ages of 30 and 50 and worsen over the next 10 to 20 years. Many describe the symptoms of HD as similar to having amyotrophic lateral sclerosis, Parkinson’s Disease and Alzheimer’s Disease simultaneously. Patients experience a reduction in motor function and psychological disturbances. Life expectancy after symptom onset is approximately 20 years. In the most symptomatic stages, often lasting over 10 years, affected persons become fully dependent upon others to manage all activities of daily living; they lose the ability to make decisions, feed themselves and walk, often requiring premature placement in a long-term care facility. It is estimated that approximately 30,000 people in the United States have symptomatic HD and more than 200,000 others have a 50% risk for inheriting the disorder from their affected parent.

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

Our Programs

Our HD Portfolio: In HD, we are currently advancing two clinical programs and one preclinical program. WVE-120101 and WVE-120102 are our clinical programs, where each is a distinct stereopure antisense oligonucleotide designed to selectively target a single nucleotide polymorphism (“SNP”) associated with the disease-causing mHTT mRNA transcript within the HTT gene: rs362307 (“mHTT SNP1”) and rs362331 (“mHTT SNP2”), respectively. Our third program in HD is also a stereopure antisense oligonucleotide designed to target an undisclosed SNP3, which we refer to as our “mHTT SNP3” program, and it is currently in the preclinical stage. Approximately 50% of the HD population carries SNP1 or SNP2 and, with overlap, up to 70% of the HD population carries either SNP1, SNP2 or both. Approximately 40% of the HD population carries SNP3 and, with overlap, up to 80% of the HD population carries at least one of SNP1, SNP2 and/or SNP3. Targeting mRNA transcript with these SNPs allows us to lower the mutant allele transcript, while leaving the healthy transcript relatively intact. The healthy transcript is required to produce healthy HTT protein which is important for neuronal function. We commonly refer to this method (or approach) as “allele selective targeting.” SNPs are naturally occurring variations within a given genetic sequence and in certain instances can be used to distinguish between two related copies of a gene where only one is associated with the expression of a disease-causing protein. Our allele selective approach may also enable us to address the pre-manifest, or asymptomatic, HD patient population in the future. We have shown that by targeting mHTT SNP1 and mHTT SNP2 in preclinical in vitro studies, the production of disease-causing proteins associated with HD can be selectively reduced. In addition, we have shown that by targeting mHTT SNP3 in preclinical in vitro studies, our SNP3 compounds selectively reduce the expression of the mutant HTT.

For all three of our HD programs, we have demonstrated in vitro that these oligonucleotides preferentially target the mHTT transcript, while leaving the wtHTT mRNA largely intact in human neuronal systems. The ability of these oligonucleotides to reduce mHTT mRNA is dependent on the specific positioning of the Rp stereochemistry.

Phase 1b/2a Clinical Trials: PRECISION-HD is a global clinical program consisting of the PRECISION-HD1 and PRECISION-HD2 clinical trials. PRECISION-HD1 and PRECISION-HD2 are two parallel, multicenter, double-blind, randomized, placebo-controlled Phase 1b/2a clinical trials evaluating WVE-120101 and WVE-120102, respectively, administered intrathecally, consisting of single-ascending dose and multiple-ascending dose portions. The primary objective of these two trials is to assess the safety and tolerability of intrathecal doses of WVE-120101 and WVE-120102, respectively, in early manifest HD patients. Additional objectives include measurement of total HTT protein and mutant HTT protein, and exploratory pharmacokinetic, pharmacodynamic, clinical and MRI endpoints. Each trial is designed with five multi-dose cohorts (2, 4, 8, 16, and 32mg), each with 12 patients that have Stage I or Stage II HD, ages 25-65, who have screened positively for the presence of SNP1 or SNP2. Outside of the United States, we are conducting both the single-ascending dose and multiple-ascending dose portions of the PRECISION-HD1 and PRECISION-HD2 trials. In the United States, we received approvals to proceed with the single-dose portions of both trials. However, the FDA indicated to us that we cannot progress to the multiple-ascending dose portions of these trials in the United States unless we conduct an additional preclinical study and present the resulting data to the FDA for its review. For the single-dose portion of the PRECISION-HD1 trial in the United States, escalation to our highest proposed doses is subject to the FDA’s review and approval of additional monitoring plans. WVE-120101 and WVE-120102 have been granted orphan drug designation for the treatment of HD by the FDA.

PRECISION-HD2 trial: In December 2019, we announced initial clinical data from the ongoing PRECISION-HD2 trial. In an analysis comparing all patients treated with multiple intrathecal doses of WVE-120102 to placebo, a statistically significant reduction of 12.4% (p<0.05) in mHTT protein was observed in cerebrospinal fluid (“CSF”). An analysis to assess a dose response across treatment groups (2, 4, 8, or 16 mg) suggested a statistically significant response in mHTT reduction at the highest doses tested (p=0.03). WVE-120102 was generally safe and well tolerated across all cohorts. These topline data supported the addition of higher dose cohorts, and a 32 mg cohort was initiated in January 2020. We expect to deliver clinical data from the 32 mg cohort in the second half of 2020.

PRECISION-HD1 trial: We expect to deliver topline clinical data from the five multi-dose cohorts (2, 4, 8, 16, 32 mg) of the PRECISION-HD1 trial in the second half of 2020.

Open-label Extensions of PRECISION-HD1 and PRECISION-HD2: In October 2019, we initiated an OLE of the PRECISION-HD2 trial outside of the United States for patients who participated in that trial. In February 2020, we initiated an OLE of the PRECISION-HD1 trial outside of the United States for patients who participated in that trial.

mHTT SNP3 Program in HD: We expect to initiate clinical development of our mHTT SNP3 program in the second half of 2020.

Preclinical studies

mHTT SNP1 and SNP2 Programs: In our preclinical studies, as shown below, the stereopure oligonucleotide WVE-120101 (circles) or a stereorandom oligonucleotide (triangles) were bound to wtHTT or mHTT mRNA and incubated with human RNase H (left panel). WVE-120101 produced greater knockdown of mHTT compared with the stereorandom oligonucleotide. In addition, WVE-120101 was selective for mHTT over wtHTT, producing relatively little knockdown of wtHTT. The stereorandom oligonucleotide was not selective and knocked down both wtHTT and mHTT.

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

mHTT SNP3 Program in HD: Using PRISM, we have designed allele-selective stereopure oligonucleotides that specifically target mHTT SNP3 on the mutant HTT mRNA while leaving wild-type HTT mRNA relatively intact in vitro. Our SNP3 compounds were tested for potency of knocking down mHTT mRNA in patient-derived homozygous neurons. Our SNP3 compounds were found to be 7-fold more potent than a pan-silencing active comparator that was also studied in this in vitro assay using iCell neurons.

We first demonstrated selectivity of our SNP3 compounds in a biochemical assay that tested the compounds against surrogate mutant and wild-type version of RNA. Both compounds promoted RNase H-mediated degradation of the mutant HTT variant while largely sparing the wild-type variant.

We further demonstrated selectivity of our SNP3 compounds in assays performed in induced pluripotent stem cell (iPSC) neurons from patients with HD that are heterozygous for SNP3. These cells are amenable to the free-uptake delivery method that is an integral part of PRISM. Both of our SNP3 compounds lead to the selective silencing of the mutant transcript while largely sparing the wild-type transcript. By comparison, the pan-silencing active comparator silences both mutant and wild-type HTT transcripts.

We next tested our SNP3 compounds in vivo in a BACHD model for Huntington’s disease. This model expresses a mutant version of the human HTT gene. The model is homozygous for SNP3, so it is not suitable for assessing selectivity, but enables assessment of target engagement in vivo. Importantly, the model expresses multiple copies of the transgene; however, not all of the copies contain SNP3, so our SNP3 compounds cannot silence all the mutant HTT transcripts in these mice. After administration, we detected our SNP3 compounds as well as the pan-silencing active comparator (used in our SNP3 in vitro assay work) in the cortex and striatum of the mice, with our oligonucleotides achieving higher concentrations in the cortex and striatum at all time points evaluated.

In BACHD mice treated with SNP3 Compound-1, SNP3 Compound-2, and the pan-silencing active comparator, all oligonucleotide treatment groups showed significant mHTT knockdown compared with those treated with phosphate-buffered saline (“PBS”). The stereopure SNP3 oligonucleotides led to more durable knockdown than the pan-silencing active comparator, especially in the cortex. This suppression of HTT expression persisted even at 12 weeks. Since most but not all of the transgenes in this model contain SNP3, our SNP3 compounds are handicapped slightly versus the pan-silencing active comparator.

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

In the United States and Europe combined, there are approximately three to five ALS patients per 100,000 people. This translates to approximately 13,000 diagnosed patients in the United States, although the total prevalence may be around 20,000 people in the United States. There are one or two newly diagnosed cases of ALS per year, per 100,000 people in the United States and Europe combined, resulting in approximately 5,000 newly diagnosed patients in the United States each year. While the majority of ALS cases are sporadic, approximately 10% of cases are found to be familial in nature. The C9orf72 gene mutation is currently the most common demonstrated mutation related to ALS and is present in approximately 40% of familial ALS and 8-10% of sporadic ALS patients.

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

In FTD, the C9orf72 gene mutations appear in approximately 38% of familial cases and approximately 6% of sporadic cases. FTD affects approximately 55,000 people in the United States, of which 10 – 50% are familial cases and 50 – 90% are sporadic cases.

FTD Current Treatments

There are currently no disease-modifying therapies approved for the treatment of FTD. Treatment to date has involved use of medications for symptomatic management.

Our Program

In ALS and FTD, we are advancing our C9orfF72 program, which preferentially targets the transcript containing the hexanucleotide G4C2 expansion in the C9orf72 gene. Our C9orf72 program is designed to minimize the impact on normal C9orf72 protein in patients, thereby reducing potential on-target risk. The G4C2 expansion in the C9orf72 gene is the most common cause of familial ALS and FTD and is a strong genetic risk factor for non-inherited (sporadic) forms of ALS and FTD. We expect to initiate clinical development of our C9orf72 program in the second half of 2020.

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

By targeting the mRNA transcripts that contain the G4C2 expansion found in the C9orf72 gene, our C9orf72 program has the potential to reduce both RNA-based and protein-based toxicity, thereby impacting the disease course and slowing the progression of ALS or FTD.

Our C9orf72 candidate led to preferential knockdown of repeat-containing C9orf72 transcripts in a mouse model. In the transgenic model, mice express the human C9orf72 gene from a bacterial artificial chromosome (“BAC”) insertion. In these mice, our candidate engaged C9orf72 across cell types in regions of the CNS critically implicated in ALS. The figure below shows that our C9orf72 candidate led to preferential reduction of repeat-containing C9orf72 transcripts (left panel) in the spinal cord and cortex compared with PBS in C9ORF72 transgenic mice, while total C9orf72 protein (right panel) was preserved. In addition, in animal models, our C9orf72 candidate produced substantial reductions in dipeptides (center panel).

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

Our Program

In SCA3, we are continuing to advance our program targeting ATXN3.

Ophthalmology

We are designing and advancing stereopure oligonucleotides for the potential treatment of rare, inherited eye diseases. Our preclinical data demonstrate that a single intravitreal injection of stereopure oligonucleotide in the eye of NHPs resulted in greater than 95% knockdown of a target RNA in the retina for at least four months. Based on these data, we are working to design candidates that could achieve a therapeutic effect with only two doses per year. We are focused on advancing two preclinical programs: Usher syndrome type 2A (“USH2A”) and retinitis pigmentosa due to a P23H mutation in the RHO gene (“RHOP23H”). In October 2019, we presented in vitro and ex vivo preclinical data on our USH2A program, which is designed to promote USH2A exon 13 skipping, and in vitro data on our RhoP23H program, which is designed to selectively silence RhoP23H transcripts.

We believe PRISM affords us a unique opportunity to address these challenging inherited retinal diseases. Oligonucleotides developed based on PRISM demonstrate superior potency and durability as compared to stereorandom oligonucleotides and are optimized to minimize immune activity and can yield selective activity against closely related sequences.

We have demonstrated with preclinical, proof of concept studies with oligonucleotides targeting Malat1 that our stereopure compounds exhibit these desirable properties specifically in the eye. These studies (see below) supported our decision to develop therapeutic candidates with the potential to be potently and durably active, which would allow for less frequent administration via intravitreal (“IVT”) injection and would give us an advantage over molecules delivered via subretinal injection or that are less potent and require frequent IVT injection.

Our discovery research has tested the hypothesis that controlling the chirality of PS linkages in the backbones of oligonucleotides will provide a benefit in potency, distribution and duration of effect in the eye. In these studies, we have employed Malat1 as a surrogate target. Previously, we generated stereopure compounds targeting Malat1, a nuclear-enriched, long non-coding RNA and evaluated them in vitro in iCell neurons under gymnotic conditions. Our best-performing compounds exhibited IC50 values approximately 24-fold lower than those of stereorandom oligonucleotides of comparable sequence and chemistry. PRISM optimization resulted in identification of compounds that exhibit a further 8-fold shift in IC50 in vitro under gymnotic conditions. We then evaluated lead stereopure oligonucleotides in vivo following a single IVT injection (50 µg) in the mouse eye. We assessed expression of Malat1 RNA by qPCR over a nine-month period.

In the posterior of the eye (retina, choroid, sclera), a single 50 µg IVT injection of stereopure ASO led to 50% knockdown of Malat1 that persisted for up to nine months (shown in the figure above).

We have also evaluated lead stereopure oligonucleotides in vivo in NHPs following a single intravitreal injection (45 μg, 150 μg, or 450 µg) in the eye. This dose was determined by volume adjustment to correct for the approximately nine-fold larger NHP eye as compared to the mouse (i.e., 50 μg in the mouse is comparable to 450 μg in NHP). We assessed expression of Malat1 RNA by qPCR, levels and distribution of oligonucleotides by hybridization ELISA and IHC, and duration of effect over a four-month period.

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

USH2A program: Usher syndrome type 2A is an autosomal recessive disease characterized by hearing loss at birth and progressive vision loss beginning in adolescence or adulthood. It is commonly caused by a mutation that introduces a stop codon and prevents translation of usherin protein, leading to progressive degeneration of photoreceptors. Antisense oligonucleotides that preferentially promote exon skipping may restore production of functional usherin protein and potentially confer therapeutic benefit in patients.

To evaluate potency, a stereopure antisense oligonucleotide targeting USH2A (Compound 1) and a stereorandom reference antisense oligonucleotide (ASO) described in WO2018055134A1 were added to Y79 cells under free-uptake conditions and exon-skipping was evaluated by qPCR.

As shown above, a stereopure antisense oligonucleotide (Compound 1) induced dose-dependent USH2A exon skipping that was 4-fold more potent than a stereorandom reference ASO under gymnotic conditions in Y79 cells.

Ex vivo approaches enable us to investigate the activity of stereopure antisense oligonucleotides under gymnotic conditions in NHP and human eyes and bridge the gap between in vitro and in vivo studies. As shown above, a stereopure oligonucleotide (Compound 1) induced dose-dependent USH2A exon skipping in the NHP retina (left) and human retina (right) ex vivo under gymnotic conditions 48 hours after treatment.

Retinitis pigmentosa (RP) program: Retinitis pigmentosa is a group of rare, genetic eye disorders resulting in progressive photoreceptor cell death and gradual loss of function. Currently, there is no cure for this condition. Approximately 10% of U.S. autosomal dominant RP cases are caused by the P23H mutation in the rhodopsin gene (RHO). Mutant P23H rhodopsin protein is thought to misfold and co-aggregate with wild-type rhodopsin, resulting in a gain-of-function or dominant negative effect in rod photoreceptor cells.

A luciferase reporter assay was developed to evaluate the ability to selectively reduce mutant RhoP23H transcript while maintaining wild-type transcript. An allele-selective stereopure sequence identified with PRISM as well as a stereorandom sequence described in WO2016138353A1 and luciferase reporter plasmids (wild-type and mutant rhodopsin) are transfected into Cos7 cells. 48-hours later, cells were harvested, and relative luminescence was measured.

As shown above, dose-dependent reduction of mutant and wild-type Rhodopsin transcripts resulted from treatment with the reference stereorandom molecule (left side figure). However, dose-dependent reduction of only the mutant RhoP23H transcript occurred following treatment with our stereopure, allele-selective sequence (right side figure).

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

Discontinued Neuromuscular Program: Suvodirsen Targeting Duchenne Muscular Dystrophy (DMD) Exon 51

Duchenne muscular dystrophy (DMD) exon 51: DMD is a genetic disorder caused by mutations in the DMD gene that result in dysfunctional dystrophin protein. DMD impacts approximately one in every 5,000 newborn boys each year, resulting in approximately 20,000 new cases worldwide annually. In DMD, until December 16, 2019 we were developing suvodirsen (WVE-210201), which targets exon 51, a region within the precursor messenger RNA (“pre-mRNA”) that is transcribed from the dystrophin gene (also referred to as the “DMD” gene).

Phase 1 Clinical Trial: In April 2019, we announced the results from our global, multicenter, double-blind, randomized, placebo-controlled, single-ascending dose Phase 1 clinical trial of suvodirsen administered intravenously and presented the results at the 2019 Muscular Dystrophy Association Clinical and Scientific Conference. The primary endpoint of the Phase 1 trial was safety and tolerability and the inclusion criteria allowed for participation by DMD patients who are amenable to exon 51 skipping, ages 5-18, ambulatory and non-ambulatory, as well as those previously treated with eteplirsen or ataluren following an appropriate washout period. The safety and dose-finding results from the Phase 1 trial enabled us to conduct an OLE study to test the efficacy of suvodirsen.

Open-label Extension of Phase 1 Clinical Trial: Until December 16, 2019, suvodirsen was being studied in a multi-dose, OLE study initiated in August 2018 with patients from the Phase 1 clinical trial. Patients in the OLE study underwent quarterly clinical assessments using validated clinical outcome measures and had muscle biopsies taken so that an interim analysis could be conducted by measuring dystrophin expression using a standardized Western blot. On December 16, 2019, we announced our decision to discontinue development of suvodirsen based on our interim analysis of the Phase 1 OLE study. The results of the interim analysis showed no change from baseline in dystrophin expression, as measured by western blot, with either the 3.5 mg/kg or 5 mg/kg doses of suvodirsen. No safety concerns or emerging safety signals were observed. As a result of that decision, we immediately discontinued the two suvodirsen trials, the OLE study and the Phase 2/3 DYSTANCE 51 trial. In addition, we suspended further development of investigational WVE-N531 for patients with mutations amenable to exon 53 skipping, and ceased discovery activities in our other DMD programs.

A total of 36 patients enrolled in the OLE study and received the target doses of either 3.5 mg/kg or 5 mg/kg. A biopsy of the deltoid muscle was performed prior to initial dosing in the OLE study and, as of data cut-off for this interim analysis, follow-up deltoid muscle biopsies were available for 27 of 36 patients. Within the 5 mg/kg weekly infusion arm, 10 patients received follow-up muscle biopsies at 12 weeks and nine patients received follow-up biopsies at 22 weeks. Within the 3.5 mg/kg weekly infusion arm, eight patients received follow-up muscle biopsies at 22 weeks. Biopsies from both timepoints were analyzed as part of the interim analysis. We are currently analyzing the results of the full data set and plan to share additional findings from the suvodirsen development program so that the Duchenne community may benefit from its contributions to this study.

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

Our Partnerships

Takeda

In February 2018, Wave Life Sciences USA, Inc. (“Wave USA”) and Wave Life Sciences UK Limited (“Wave UK”) entered into a global strategic collaboration (the “Takeda Collaboration”) with Takeda Pharmaceutical Company Limited (“Takeda”), pursuant to which Wave USA, Wave UK and Takeda agreed to collaborate on the research, development and commercialization of oligonucleotide therapeutics for disorders of the Central Nervous System (“CNS”). The Takeda Collaboration provides Wave with at least $230.0 million in committed cash and Takeda with the option to co-develop and co-commercialize Wave’s CNS development programs in (1) Huntington’s disease (“HD”); (2) amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”); and (3) Wave’s discovery-stage program targeting ATXN3 for the treatment of spinocerebellar ataxia 3 (“SCA3”) (collectively, “Category 1 Programs”), which we will have the right to co-commercialize in the United States. In addition, Takeda will have the right to exclusively license multiple preclinical programs for CNS disorders, including Alzheimer’s disease and Parkinson’s disease (collectively, “Category 2 Programs”). In April 2018, the Takeda Collaboration became effective and Takeda paid Wave $110.0 million as an upfront payment. Takeda also agreed to fund Wave’s research and preclinical activities in the amount of $60.0 million during the four-year research term and to reimburse Wave for any collaboration-budgeted research and preclinical expenses incurred by Wave that exceed that amount.

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

Simultaneously with the entry into the Pfizer Collaboration Agreement with Pfizer, we entered into a share purchase agreement with C.P. Pharmaceuticals International C.V., an affiliate of Pfizer (the “Pfizer affiliate”). Pursuant to the terms of the share purchase agreement, the Pfizer affiliate purchased 1,875,000 of our ordinary shares at a purchase price of $16.00 per share, for an aggregate purchase price of $30.0 million. The shares purchased by the Pfizer affiliate carry certain registration rights outlined in the share purchase agreement.

Asuragen

In November 2019, we entered into an agreement with Asuragen, Inc. (“Asuragen”), a molecular diagnostics company, for the development and potential commercialization of companion diagnostics for our investigational allele-selective therapeutic programs targeting HD. This collaboration aims to use Asuragen’s market-leading repetitive sequence diagnostic expertise to provide scalable SNP phasing to support potential global Phase 3 development programs and future commercialization at a global level. Asuragen will leverage their AmplideX® PCR technology to develop companion diagnostic tests designed to size and phase HTT CAG repeats with the two SNPs targeted by our WVE-120101 and WVE-120102 investigational therapeutic programs. These tests are designed to aid clinicians in selecting HD patients who could be appropriate for one or both of our HD compounds by identifying the SNPs that are in phase with the CAG-expanded allele.

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

We may unilaterally terminate the license agreement upon 90 days’ prior written notice and payment of all accrued amounts owing to Max-Planck. Max-Planck may terminate the agreement upon 30 days’ prior written notice if we challenge the validity of its patents, upon 30 days’ prior written notice if we undergo a change of control and cannot demonstrate that we will maintain a development and commercialization program that is substantially similar or greater in scope than the program prior to the change of control event, or in the event of our material breach which remains uncured after 60 days of receiving written notice of such breach (or 45 days in the case of nonpayment). Absent early termination, the agreement will automatically terminate upon the expiration or abandonment of all issued patents and filed patent applications with the patent rights covered by the agreement.

Our Research Collaborations

University of Oxford; Professor Matthew Wood’s Laboratory

Since April 2015, we have been collaborating with Dr. Matthew J.A. Wood, Professor of Neuroscience at the University of Oxford and Co-Director of the Oxford Centre for Neuromuscular Science under a translational research collaboration agreement with The Chancellor, Masters, and Scholars of the University of Oxford (“Oxford”). Dr. Wood’s research is in the field of degenerative disorders of the nervous system and muscle. His laboratory’s main focus is the investigation of novel therapeutic approaches using short nucleic acids to target mRNA. His team has been investigating the potential of single-stranded antisense oligonucleotides for the modification of mRNA splicing. In October 2016, we extended our research collaboration in order for Oxford to characterize our proprietary isomers in murine models to further improve the pharmacology of oligonucleotides using our novel chemistries.

University of Massachusetts Medical School

For our C9orf72 program, we have been working in collaboration with Dr. Robert H. Brown, Jr., the Leo P. and Theresa M. LaChance Chair in Medical Research and Chair of the Department of Neurology at UMMS, an internationally known researcher and physician in the field. Our work with UMMS is focused on characterizing our proprietary isomers in order to improve the pharmacology of oligonucleotides for the treatment of ALS and FTD, and investigating the mechanisms of action of specific and efficient knockdown of the targeted mutant C9orf72 mRNA.

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

We believe that we have sufficient manufacturing capacity through our third-party contract manufacturers and our internal manufacturing facility to meet our current research, clinical and early-stage commercial needs. We believe that the addition of our internal cGMP manufacturing capabilities, together with the supply capacity we have established externally, will be sufficient to meet our anticipated manufacturing needs for the next several years. We monitor the availability of capacity for the manufacture of drug substance and drug product and believe that our supply agreements with our contract manufacturers and the lead times for new supply agreements would allow us to access additional capacity if needed. We believe that our product candidates can be manufactured at scale and with production and procurement efficiencies that will result in commercially competitive costs.

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

We own or have rights to worldwide patent filings that protect our proprietary technologies for making stereopure oligonucleotide compositions, and that also protect the compositions themselves, as well as methods of using them, including in the treatment of diseases. As of February 15, 2020, our portfolio includes at least 25 issued U.S. patents, at least 61 issued foreign patents, and pending applications in key jurisdictions worldwide.

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

Additional synthetic methodologies and/or reagents are protected by families that we own. Certain families have 20-year expiration dates that range from 2029 to 2039. Some of these families have issued patents in several jurisdictions, including in major relevant jurisdictions such as the United States, Europe, and/or Japan; all have pending applications either at the international stage or in multiple jurisdictions.

We also co-own with the University of Tokyo certain filings that are directed to certain methods and/or reagents for synthesizing oligonucleotides; their 20-year expiration dates fall in 2031.

Stereopure Oligonucleotide Compositions

Certain of our patent filings protect stereopure compositions, particularly of therapeutically relevant oligonucleotides. Some such filings are directed to compositions whose oligonucleotides are characterized by particular patterns of chemical modification (including modifications of bases, sugars and/or internucleotidic linkages) and/or of internucleotidic linkage stereochemistry. Certain patent filings describe specific compositions designed for use in the treatment of particular diseases (e.g., HD, ALS). Several of our patent filings directed to stereopure compositions have entered national stage prosecution in multiple jurisdictions; others are in the international stage. Certain filings offer 20-year protection terms that extend into 2033-2039.

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

Singapore Intellectual Property Law

Section 34 of the Singapore Patents Act provides that a person residing in Singapore is required to obtain written authorization from the Singapore Registrar of Patents before filing an application for a patent for an invention outside of Singapore, unless all of the following conditions have been satisfied: (a) the person has filed an application for a patent for the same invention in the Singapore Registry of Patents at least two months before the filing of the patent application outside Singapore, and (b) the Singapore Registrar of Patents has not, in respect of this patent application, given directions to prohibit or restrict the publication of information contained in the patent application or its communication to any persons or description of persons pursuant to Section 33 of the Singapore Patents Act, or if the Singapore Registrar of Patents has given any such directions, all such directions have been revoked. A violation of Section 34 is a criminal offense punishable by a fine not exceeding S$5,000, or imprisonment for a term not exceeding two years, or both. There have been some instances where we have undertaken filings outside of Singapore, and there may be instances where we undertake such filings in the future, without first obtaining written authorization from the Singapore Registrar of Patents. We have periodically notified the Registrar of such filings. In the past, the Registrar has offered a compound of the offences considered against payment of a sum of S$50 per considered case. Under Singapore law, the Registrar has discretion to offer a compound of such offences against payment of a sum of money of up to S$2,000, or to invoke the other penalties noted above.

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

Huntington’s Disease

There are no approved treatments available to slow the progression of HD. We believe, based on publicly available information, that Roche and Ionis (Phase 3), uniQure (Phase 1), and Vaccinex (Phase 2) all have investigational drugs in clinical development and several companies have ongoing preclinical programs in HD, including Alnylam, Sangamo Biosciences, ProQR, NeuBase, Novartis, Nuredis, PTC Therapeutics, Spark Therapeutics, Triplet Therapeutics, Vertex Pharmaceuticals, and Voyager Therapeutics.

A number of companies are developing molecules to treat symptoms associated with HD, including Prana Biotechnology (Phase 2), Omeros Corporation (Phase 2), Stealth BioTherapeutics (Phase 2) Azevan Pharmaceuticals (Phase 2), and Sage (Phase 1), among others.

Amyotrophic Lateral Sclerosis and Frontotemporal Dementia

There are two treatments approved in the United States for the treatment of ALS: riluzole, approved in 1995, and edaravone, approved in 2017. There are a number of companies with potential therapeutics for the treatment of ALS in clinical development, including AB Sciences (Phase 3 completed), Orphazyme (Phase 3), BrainStorm Cell Therapeutics (Phase 3), Genentech (Phase 1) and ALS TDI (Phase 1 completed). We believe that only one company, Biogen, has initiated a clinical trial targeting C9orf72 in the United States.

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

•	thorough characterization of the product candidate and establishment of acceptable standards to assure its purity, identity, strength, quality and stability in compliance with current cGMP;
•	satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with cGMP;
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

Nonclinical tests include animal studies to assess the toxicity and other safety characteristics of the product candidate, as well as other important aspects of drug pharmacology. The results of nonclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND to the FDA. Nonclinical testing continues after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-

day time period, places the IND on a clinical hold. In such a case, the IND sponsor must resolve all outstanding concerns before the clinical trial can begin. As a result, our submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development, or if changes are made in trial design. Even if the IND becomes effective and the trial proceeds without initial FDA objection, the FDA may stop the trial at a later time if it has concerns, such as if unacceptable safety risks arise.

Further, an independent IRB at each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and informed consent information for subjects before the trial commences at that site and it must perform an ongoing review of the research on an annual basis until the trial is completed. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk or that the trials are not being conducted in accordance with the clinical plan or in compliance with GCPs, and an IRB may also suspend a clinical trial at its site for similar reasons.

Clinical trials involve the administration of the product candidate to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Sponsors of clinical trials generally must register and report, at the National Institutes of Health (“NIH”)-maintained website clinicaltrials.gov, key parameters of a clinical trial. For purposes of an NDA submission, human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:

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

Under federal law, the submission of most NDAs is subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to an annual Prescription Drug User Fee Act (“PDUFA”) program fee. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. Any resubmitted application, following a refusal to file action, is also subject to 60-day review before the FDA accepts it for filing.

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

After the FDA evaluates the NDA, it may issue an approval letter or a Complete Response Letter (CRL), to indicate that the review cycle for an application is complete and that the application is not ready for approval. CRLs outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when the deficiencies have been addressed to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications.

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

Expedited Review and Approval

The FDA has various programs, including Fast Track, priority review, and accelerated approval, which are intended to expedite the process for developing and reviewing drugs that are intended to address unmet medical needs for serious and/or life-threatening diseases. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Drugs that may be eligible for these programs are those for serious or life-threatening conditions, generally those with the potential to address unmet medical needs, or that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development, and expedite the review, of drugs to treat serious diseases and fill an unmet medical need. Priority review, which is requested at the time of NDA submission, is designed to give drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists, an initial review within six months from the time of filing as compared to a standard review time of ten months. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review. Accelerated approval provides an earlier approval of drugs to treat serious diseases, and that fill an unmet medical need based on a surrogate endpoint. As a condition of accelerated approval, the FDA will require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials to confirm that the drug confers a clinical benefit for the patient.

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

Modernizing Trial Design

FDA sometimes initiates pilot programs to facilitate communication or other aspects of development to help advance approval of new drugs. In August 2018, the FDA announced the establishment of a Complex Innovative Trial Design (“CID”) Pilot Meeting Program (“CID pilot program”) to facilitate the use of CID approaches in late-stage drug development and promote innovation by allowing the FDA to publicly discuss the trial designs considered through the pilot program, including for medical products that have not yet been approved by the FDA. Under the CID pilot program, the FDA will accept up to two applicants per quarter. For each meeting request granted as part of the pilot, the FDA will conduct an initial meeting and a follow-up meeting on the same CID and medical product within a span of approximately 120 days. Our Phase 2/3 clinical trial of suvodirsen for DMD, which in December 2019 we announced our decision to discontinue, was the first trial selected for the CID pilot program.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and some state agencies and are subject to periodic unannounced inspections by the FDA for assessment of compliance with cGMP. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction, and sometimes notification of, any deviations from cGMP. These regulations impose reporting and documentation requirements on the sponsor and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

The two primary types of marketing pathways for medical devices are clearance of a premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or 510(k), and approval of a premarket approval application, or PMA. If a company is required to perform clinical trials for the IVD, and the IVD is viewed as a significant risk device, the sponsor will have to submit an investigational device exemption application, or IDE. If the diagnostic test and the therapeutic drug are studied together to support their respective approvals, the clinical trial must meet both the IDE and IND requirements.

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

Manufacturing Requirements

We and our third-party manufacturers must comply with applicable cGMP requirements. The cGMP requirements include requirements relating to, among other things, organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements to the satisfaction of the FDA pursuant to a pre-approval inspection before we can use them to manufacture commercial products. We and our third-party manufacturers are also subject to periodic or for cause unannounced inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including, among other things, warning letters, voluntary corrective action, the seizure of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, disgorgement of profits, and other civil and criminal penalties.

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

Employees

As of December 31, 2019, we employed 301 full-time employees. On February 6, 2020, we announced a plan to reduce operating costs and better align our workforce with the needs of our business following our December 16, 2019 announcement of our decision to discontinue the suvodirsen program for patients with DMD and to cease development of our other DMD programs. Under this cost reduction plan, we reduced our workforce by approximately 22%. The reduction in workforce was completed in February 2020. As of March 2, 2020, we employed 235 full-time employees.

A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are represented by a labor union or covered under a collective bargaining agreement. Management considers relations with our employees to be good.

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

Our registered office is located at 7 Straits View #12-00, Marina One East Tower, Singapore 018936, and our telephone number at that address is +65 6236 3388. Our principal office for Wave USA is located at 733 Concord Avenue, Cambridge, MA 02138, and our telephone number at that address is +1-617-949-2900. Our registered office for Wave Japan is 2438 Miyanoura-cho, Kagoshima-shi, Kagoshima pref. 891-1394, Japan. Our registered office for Wave Ireland is One Spencer Dock, North Wall Quay, Dublin 1, Ireland. Our registered office for Wave UK is 1 Chamberlain Square CS, Birmingham B3 3AX, United Kingdom.

Information Available on the Internet

Our Internet website address is http://www.wavelifesciences.com. The information contained on, or that can be accessed through, our website is not a part of, or incorporated by reference in, this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through the “For Investors & Media – Financial Information” section of our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission (“SEC”). We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% shareholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are filed with the SEC. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s website at http://www.sec.gov.

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

We are a clinical-stage genetic medicines company and have incurred significant operating losses since our incorporation in 2012. Our net loss was $193.6 million, $146.7 million and $102.0 million for the fiscal years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 and December 31, 2018, we had an accumulated deficit of $533.4 million and $339.7 million, respectively. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We currently have no products on the market and expect that it may be many years, if ever, before we have a product candidate ready for commercialization. We are conducting clinical trials of our two lead programs in HD and we expect to deliver data from both trials in the second half of 2020. We expect to advance additional CNS programs into clinical development in the second half of 2020, including our SNP3 program for the treatment of HD and our C9orf72 program for the treatment of ALS and FTD.

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

To date, we have primarily financed our operations through sales of our securities and our collaborations with third parties. As a privately held company, we received an aggregate of $89.3 million from the sale of our securities. As a publicly traded company, through March 2, 2020, we have received an aggregate of $384.5 million in gross proceeds from public offerings of our securities, or approximately $355.7 million in net proceeds, including gross proceeds of $111.9 million from our November 2015 initial public offering, $100.0 million from our April 2017 follow-on public offering and $172.6 million from our January 2019 follow‑on public offering. In addition, we have received (or are due to receive) an aggregate of $270.0 million in equity investments, upfront and committed payments under our collaborations with Takeda and Pfizer, exclusive of any potential future milestone and royalty payments. We intend to seek additional funding in the future through collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these financing sources. On March 2, 2020, we filed a post-effective amendment to our registration statement on Form S-3 (the “Registration Statement”) because we no longer qualified as a “well-known seasoned issuer” as such term is defined in Rule 405 of the Securities Act of 1933, as amended. The Registration Statement includes a base prospectus covering the offering, issuance and sale of up to $500.0 million in the aggregate of our ordinary shares, debt securities, warrants, and rights, separately or as units or any combination thereof, in one or more offerings. The Registration Statement also includes a prospectus covering up to an aggregate of $250.0 million in ordinary shares that we may issue and sell from time to time, through Jefferies LLC acting as our sales agent, pursuant to the open market sales agreement that we entered into with Jefferies LLC in May 2019 for our “at-the-market” equity program. As of March 2, 2020, we have not sold any ordinary shares under the sales agreement prospectus pursuant to the Registration Statement.

Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. For example, in connection with our data readouts in December 2019, our stock price declined significantly, which may make it more difficult for us to obtain additional funding on terms as favorable as those prior to our stock price decline. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity or convertible debt securities, our shareholders will suffer dilution and the terms of any financing may adversely affect the rights of our shareholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing shareholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities received any distribution of corporate assets.

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

We are a clinical-stage genetic medicines company with a limited operating history. We commenced active operations in 2012. Our operations to date have been limited to organizing and staffing our company, research and development activities, manufacturing, preclinical and clinical development, patient advocacy activities, business planning and raising capital. Prior to 2017, all of our product candidates were in the preclinical development stage. We are conducting clinical trials of our two lead programs in HD and we expect to deliver data from both trials in the second half of 2020. We expect to advance additional CNS programs into clinical development in the second half of 2020, including our SNP3 program for the treatment of HD and our C9orf72 program for the treatment of ALS and FTD. We have not yet demonstrated our ability to successfully complete pivotal clinical trials, obtain marketing approvals, or conduct sales and marketing activities necessary for successful product commercialization. We have limited experience manufacturing our products at commercial scale or arranging for a third party to do so on our behalf. Typically, it takes many years to develop and commercialize a therapeutic from the time it is discovered to when it is available for treating patients. Further, drug development is a capital-intensive and highly speculative undertaking that involves a substantial degree of risk. You should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by biotechnology companies in the early stages of clinical development, such as ours. Any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

We have concentrated our efforts and research and development activities on oligonucleotides and enhancing PRISM, our proprietary discovery and drug development platform. PRISM enables us to target genetically defined diseases with stereopure oligonucleotides across multiple therapeutic modalities. Our future success depends on the successful development of stereopure oligonucleotides and the effectiveness of PRISM. The scientific discoveries that form the basis for our efforts to discover and develop new product candidates, including our discoveries about the relationships between oligonucleotide stereochemistry and pharmacology, are relatively new. PRISM combines our unique ability to control backbone stereochemistry to create stereopure oligonucleotides and our deep knowledge of how the interplay among oligonucleotide sequence, chemistry and backbone stereochemistry impacts key properties. The scientific evidence to support the feasibility of developing medicines based on these discoveries is limited. Skepticism as to the feasibility of developing oligonucleotides generally has been, and may continue to be, expressed in scientific literature. In addition, decisions by other companies with respect to their oligonucleotide development efforts may increase skepticism in the marketplace regarding the potential for oligonucleotides.

Relatively few oligonucleotides have been tested in humans, and a number of clinical trials for such product candidates conducted by other companies have not been successful. Few oligonucleotides have received regulatory approval. The pharmacological properties ascribed to the investigational compounds we are testing in laboratory studies may not be positively demonstrated in clinical trials in patients, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. For example, the interim analysis of the Phase 1 open-label extension (OLE) study of suvodirsen in DMD showed no change from baseline in dystrophin expression, resulting in our decision to discontinue development of suvodirsen for patients with DMD and suspend further development of other DMD programs. If our product candidates prove to be ineffective, unsafe or commercially unviable, PRISM and our pipeline would have little, if any, value, which would substantially harm our business, financial condition, results of operations and prospects. In addition, our approach, which focuses on using oligonucleotides for drug development, as opposed to multiple or other, more advanced proven technologies, and new products and technologies that may enter the market, may expose us to additional financial risks and make it more difficult to raise additional capital if we are not successful in developing one or more oligonucleotides that receive regulatory approval.

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

In December 2019, based on the interim analysis of the Phase 1 open-label extension (OLE) study that showed no change from baseline in dystrophin expression, we announced our decision to discontinue development of suvodirsen for patients with DMD and to suspend further development of other DMD programs. Outside of DMD, our pipeline is broad and we are conducting clinical trials of our two lead programs in HD and we expect to deliver data from both trials in the second half of 2020. We also expect to advance additional CNS programs into clinical development in the second half of 2020, including our SNP3 program for the treatment of HD and our C9orf72 program for the treatment of ALS and FTD. However, we currently have no products on the market. We have invested a significant portion of our efforts and financial resources in the identification and preclinical and clinical development of our oligonucleotides, the development of PRISM, and the continued growth of our manufacturing capabilities. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. Our success will depend on several factors, including the following:

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

In addition to the oligonucleotides that we manufacture internally, we continue to rely on CMOs to manufacture the oligonucleotides required for our preclinical studies and clinical trials. There are a limited number of manufacturers that supply oligonucleotides. There are risks inherent in pharmaceutical manufacturing that could affect the ability of us or our CMOs to meet our delivery time requirements or provide adequate amounts of material to meet our needs. Included in these risks are potential synthesis and purification failures and/or contamination during the manufacturing process, as well as other issues with our facility or the CMOs’ facilities and ability to comply with the applicable manufacturing requirements, which could result in unusable product and cause delays in our manufacturing timelines and ultimately delay our clinical trials, as well as result in additional expense to us. To manufacture our oligonucleotides, we rely on third parties to supply the required raw materials. We will likely need to secure alternative suppliers for these raw materials, and such alternative suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. For example, we source certain materials used in the manufacture of our products from China; the coronavirus outbreak or other similar global disruptions could make access to our existing supply chain difficult and could impact our business. Additionally, our cost of goods development is at an early stage. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates. There can be no assurance that we will be able to produce sufficient quantities of our oligonucleotides to meet our clinical trial demands on our projected timelines.

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

We are conducting clinical trials of our two lead programs in HD and we expect to deliver data from both trials in the second half of 2020. We expect to advance additional CNS programs into clinical development in the second half of 2020, including our SNP3 program for the treatment of HD and our C9orf72 program for the treatment of ALS and FTD. Although we continue to build on our experience in manufacturing oligonucleotides, we have limited experience as a company manufacturing product candidates for use in clinical trials or for commercial supply. We may never be successful in manufacturing product candidates in sufficient quantities or with sufficient quality for commercial use. Our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, operator error, natural disasters, unavailability of qualified personnel, difficulties with logistics and shipping, problems regarding yields or stability of product, contamination or other quality control issues, power failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Before obtaining regulatory approval for the commercial distribution of any of our product candidates, we must conduct, at our own expense, extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for drugs in preclinical and clinical development is high. For example, in December 2019, we discontinued development of suvodirsen for patients with DMD based on the interim analysis of the Phase 1 open-label extension (OLE) study, which showed no change from baseline in dystrophin expression. As a result of this decision, we discontinued all suvodirsen studies and ceased development of our other DMD programs. Outside of DMD, we currently have a number of therapeutic programs in the preclinical and clinical development stages. In addition, we, the FDA or comparable foreign regulatory authorities or an IRB, or similar foreign review board or ethics committee, may suspend clinical trials of a product candidate at any time for various reasons, including if we or they believe the healthy volunteer subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, unacceptable side effects or other more serious adverse events of a product candidate in healthy volunteer subjects or patients in a clinical trial could result in the FDA or comparable foreign regulatory authorities suspending or terminating the trial and refusing to approve a particular product candidate for any or all indications of use.

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

•	conditions imposed on us by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;
•	problems in obtaining or maintaining IRB approval of trials;
•	delays in enrolling patients or volunteers into clinical trials, and variability in the number and types of patients available for clinical trials;
•	delays in developing and receiving regulatory approval for companion diagnostic tests to identify patients for our clinical trials;
•	high drop-out rates for patients in clinical trials and substantial missing data;
•	negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours;
•	results from future clinical trials may not confirm positive results, if any, from earlier preclinical studies and clinical trials;
•	inability to consistently manufacture, inadequate supply, or unacceptable quality of product candidate materials or other materials necessary for the conduct of our clinical trials;
•	greater than anticipated clinical trial costs;
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

The results from preclinical studies or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent subjects or in subsequent clinical trials of that product candidate or any other product candidate. The design of a clinical trial can determine whether its results will support approval of a product candidate and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Although we have assembled a team of employees with experience designing clinical trials and obtaining regulatory approval to market therapeutics in CNS and in rare diseases, we have limited experience as a company in designing clinical trials for oligonucleotide therapeutics and we may be unable to design and execute appropriate clinical trials to support regulatory approval of our product candidates. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Product candidates that seemingly perform satisfactorily in preclinical studies may nonetheless fail to obtain regulatory approval. For example, our preclinical studies for suvodirsen yielded positive results. However, the interim analysis of the Phase 1 open-label extension (OLE) study of suvodirsen for patients with DMD showed no change from baseline in dystrophin expression and resulted in our discontinuation of the suvodirsen program. There is a high failure rate for drugs proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could negatively affect our business and operating results.

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

Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. We are not a medical device company, and we have limited experience developing medical devices. A more detailed description of the FDA approval process for companion diagnostic tests is included under “Business – Government Regulation – In Vitro Diagnostic Tests for Biomarkers.” Given our limited experience in developing and commercializing companion diagnostic tests, we may seek to collaborate with third parties to assist us in the design, manufacture, regulatory approval and commercialization of the companion diagnostic tests for some of our product candidates. In November 2019, we entered into a collaboration with Asuragen, Inc. (“Asuragen”) for the development and commercialization of companion diagnostics for our allele-selective product candidates in HD. We, Asuragen and other potential collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostic tests, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by us or our collaborators to develop or obtain regulatory approval of the companion diagnostic tests could delay or prevent approval of our product candidates. If we, Asuragen or any other third parties that we engage to assist us, are unable to successfully develop and commercialize companion diagnostic tests for our drug candidates, or experience delays in doing so, our clinical trials and our business could be materially harmed.

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

We have been granted orphan drug designations in the United States for some of our product candidates, but there can be no guarantee that we will maintain orphan status for these product candidates or receive approval for any product candidate with an orphan drug designation.

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

We are not guaranteed to maintain or receive orphan status for our current or future product candidates, and if our product candidates that were granted orphan status were to lose their status as an orphan drug or the marketing exclusivity provided to it in the United States, our business and results of operations could be materially adversely affected. While orphan status for any of our products, if granted or maintained, would provide market exclusivity in the United States for the time periods specified above, we would not be able to exclude other companies from manufacturing and/or selling products using the same active ingredient for the same indication beyond the exclusivity period applicable to our product on the basis of orphan drug status. Even if we are the first to obtain approval of an orphan product candidate and are granted exclusivity in the United States, there are circumstances under which a later competitor product may be approved for the same indication during the period of marketing exclusivity, such as if the later product is shown to be clinically superior to our product or if we are not able to provide a sufficient quantity of the orphan drug.

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

The pharmaceutical market is intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs for the same diseases that we are targeting or expect to target. Many of our competitors have:

•	much greater financial, technical and human resources than we have at every stage of the discovery, development, manufacture and commercialization of products;
•	more extensive experience in designing and conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing, marketing and selling pharmaceutical products;
•	product candidates that are based on previously tested or accepted technologies;
•	products that have been approved or are in late stages of development; and
•	collaborative arrangements in our target markets with leading companies and research institutions.

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

All aspects of our business, including research and development, manufacturing, marketing, pricing, sales, litigation, and intellectual property rights, are subject to extensive legislation and regulation. Changes in applicable federal and state laws and agency regulation could have a materially negative impact on our business. These include changes in the FDA and foreign regulatory processes for new therapeutics that may delay or prevent the approval of any of our current or future product candidates; new laws, regulations, or judicial decisions related to healthcare availability or the payment for healthcare products and services, including prescription drugs, that would make it more difficult for us to market and sell products once they are approved by the FDA or foreign regulatory agencies; changes in FDA and foreign regulations that may require additional safety monitoring prior to or after the introduction of new products to market, which could materially increase our costs of doing business; and changes in FDA and foreign cGMP that may make it more difficult and costly for us to maintain regulatory compliance and/or manufacture our marketed product and product candidates in accordance with cGMP.

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

We have operations and conduct business outside the United States, and we plan to continue to expand these operations. Therefore, we are subject to risks related to operating in foreign countries, which include unfamiliar foreign laws or regulatory requirements or unexpected changes to those laws or requirements; other laws and regulatory requirements to which our business activities abroad are subject, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act; changes in the political or economic condition of a specific country or region; fluctuations in the value of foreign currency versus the U.S. dollar; our ability to deploy overseas funds in an efficient manner; tariffs, trade protection measures, import or export licensing requirements, trade embargoes, and sanctions (including those administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury), and other trade barriers; global instability from an outbreak of pandemic or contagious disease; difficulties in attracting and retaining qualified personnel; and cultural differences in the conduct of business. For example, given the recent developments related to international trade, unexpected changes in tariffs could adversely affect our cost of goods sold and/or the foreign sales of our product candidates. Further complicating potential uncertainties caused by conducting business outside the United States are recent political movements that are changing decades-old institutions, including, for example, in 2016, the United Kingdom held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” The United Kingdom officially withdrew from the EU on January 31, 2020. The British government is continuing to negotiate the terms of the United Kingdom's future relationship with the EU during a transitionary period that is due to end on December 31, 2020. A substantial amount of uncertainty remains regarding the outcome of the ongoing negotiations. Depending on the terms of Brexit after the conclusion of the transition period, the extent Brexit will impact the business and regulatory environment in the United Kingdom, the rest of the EU, or other countries, remains unknown. Changes impacting our ability to conduct business in the United Kingdom or other EU countries, or changes to the regulatory regime applicable to our operations in those countries (such as with respect to the approval of our product candidates), may materially and adversely impact our business, prospects, operating results, and financial condition. Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the withdrawal of the United Kingdom from the EU would have and how such withdrawal would affect us. Any of these effects of Brexit, among others, could adversely affect our business, financial condition and operating results.

We or third parties upon whom we depend may be adversely affected by natural disasters and/or health epidemics, and our business, financial condition and results of operations could be adversely affected.

Natural disasters could severely disrupt our operations and have a material adverse effect on our business operations. If a natural disaster, health epidemic, or other event beyond our control occurred that prevented us from using all or a significant portion of our office, manufacturing and/or lab spaces, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult for us to continue our business for a substantial period of time. In December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China. Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus. In addition, certain of our research and development efforts are conducted globally. A health epidemic or other outbreak could materially and adversely affect our business, financial condition and results of operations.

The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

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

We depend on third-party collaborators for the co-development and co-commercialization of certain of our product candidates and we face significant competition to the extent we elect to collaborate with others. Our potential future collaborators include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. In April 2018, we commenced a collaboration with Takeda to discover, develop and commercialize nucleic acid therapies, or oligonucleotides, for disorders of the CNS. The collaboration provides Takeda with the option to globally co-develop and commercialize programs targeting HD, ALS, FTD, and SCA3, which we will have the right to co-commercialize in the United States. In addition, Takeda will have the right to exclusively license multiple preclinical programs for CNS disorders, including Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”). In May 2016, we entered into a collaboration with Pfizer focused on the advancement of genetically defined targets for the treatment of metabolic diseases, bringing together PRISM, our proprietary discovery and drug development platform, across antisense and single-stranded RNAi modalities, along with GalNAc and Pfizer’s hepatic targeting technology for delivery to the liver. Under the terms of the agreement, we are advancing targets from discovery through the selection of clinical candidates, at which point Pfizer may elect to exclusively license programs and undertake further development and potential commercialization. Collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. We may also be restricted under existing license or collaboration agreements from entering into agreements on certain terms with other potential collaborators. If we are unable to enter into collaborations with respect to a product candidate, we may have to curtail the development of such product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

We are party to research collaboration agreements with certain academic partners, including Dr. Matthew J.A. Wood’s laboratory at the University of Oxford, and Dr. Robert H. Brown’s laboratory at the University of Massachusetts Medical School, among others. Our dependence on these research collaborators for select research capabilities means that our business could be adversely affected if any collaborator terminates its collaboration agreement with us or fails to perform its obligations under that agreement. Our current or future research collaborations, if any, may not be scientifically successful. Disputes may arise in the future with respect to the ownership of rights to technology or products developed with collaborators, which could have an adverse effect on our ability to develop and commercialize any affected product candidate.

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

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our preclinical and clinical development programs could be delayed and otherwise adversely affected. In all events, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. The FDA requires clinical trials to be conducted in accordance with good clinical practices, including conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. If we or our CROs fail to comply with these requirements, the data generated in our clinical trials may be deemed unreliable or uninterpretable and the FDA may require us to perform additional clinical trials. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Any such event could adversely affect our business, financial condition, results of operations and prospects.

We rely on third parties to supply and manufacture our product candidates for our research, preclinical and clinical activities, and may do the same for commercial supplies of our product candidates.

While we have built our own internal manufacturing capabilities, we have not yet manufactured our product candidates on a commercial scale, and may not be able to do so for any of our product candidates. We also have limited experience manufacturing any of our products for our preclinical studies and clinical trials. In addition, we currently rely on third parties to supply and manufacture the materials for our research, preclinical and clinical activities and may continue to do so for the foreseeable future. We may do the same for the commercial supply of our drug product. We use third parties to perform additional steps in the manufacturing process, such as the filling, finishing and labeling of vials and storage of our product candidates and we expect to do so for the foreseeable future. There can be no assurance that our supply of research and development, preclinical and clinical development drug candidates and other materials will not be limited, interrupted or restricted or will be of satisfactory quality or continue to be available at acceptable prices. Replacement of any of the third parties we may engage could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, raw materials, reagents, and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available, may not be suitable or acceptable for use due to material or component defects, or may introduce variability into the supply of our product candidates. Furthermore, with the increase of companies developing nucleic acid therapeutics, there may be increased competition for the supply of the raw materials that are necessary to make our oligonucleotides, which could severely impact the manufacturing of our product candidates.

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

We are highly dependent upon our senior management and our scientific, clinical and medical staff and advisors. The loss of the service of any of the members of our senior management or other key employees could delay our research and development programs and materially harm our business, financial condition, results of operations and prospects. In addition, we expect that we will continue to have an increased need to recruit and hire qualified personnel as we advance our programs and expand operations. Failure to successfully recruit and retain personnel could impact our anticipated development plans and timelines. For example, as a result of the stock price decline and our workforce reduction following the announcement of our decision to discontinue our development of suvodirsen in DMD and to cease development of our other DMD programs, we may face challenges in retaining and attracting employees to support our research and development efforts, and our failure to do so could have an adverse effect on our ability to execute on our business plan. We are dependent on the continued service of our technical personnel because of the highly technical and novel nature of our product candidates, platform and technologies and the specialized nature of the regulatory approval process. Replacing such personnel may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully execute our business strategy. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in preclinical and clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unable to attract and retain qualified personnel, the rate and success at which we may be able to discover and develop our product candidates and implement our business plan will be limited.

Our February 2020 operating cost reduction plan, including our workforce reduction, may not result in the savings we anticipate, may have an adverse impact on the rapid advancement of our programs, and may negatively impact our ability to retain and hire skilled personnel.

In February 2020, we implemented a plan to reduce operating costs and better align our workforce with the needs of our business following our December 16, 2019 announcement of our decision to discontinue the suvodirsen program for patients with DMD and to cease development of our other DMD programs. Under this cost reduction plan, we reduced our workforce by approximately 22%. We expect that our cost reduction plan, including the workforce reduction, will allow us to focus our resources on our existing CNS programs, including those in HD, ALS, FTD, SCA3, and the additional CNS programs we are pursuing in collaboration with Takeda. In addition, we do not expect that our cost reduction plan will impact our advancement of PRISM, including ADAR-mediated RNA editing, or our hepatic and ophthalmology programs. However, our operating cost reduction plan, including our workforce reduction, may be disruptive to our operations, may negatively affect our productivity, and constrain our research and development activities. For example, our workforce reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, negative impact on employee morale and our corporate culture, or increase difficulties in our day-to-day operations and prevent us from successfully developing and commercializing our product candidates as rapidly as planned. If we encounter such unanticipated consequences, we may have difficulty retaining and attracting personnel. In addition, the implementation of any additional workforce or expense reduction programs may divert the efforts of our management team and other key employees, which could adversely affect our business. Furthermore, we may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our cost reduction plan, due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from cost reduction plan, our operating results and financial condition would be adversely affected.

As we continue our preclinical studies and clinical trials and advance to further clinical development, we may experience difficulties in managing our growth and expanding our operations.

Although we have assembled a team of employees with experience developing medicines and obtaining regulatory approval to market those medicines, we have limited experience as a company in drug development. We are conducting clinical trials of our two lead programs in HD and we expect to deliver data from both trials in the second half of 2020. We expect to advance additional CNS programs into clinical development in the second half of 2020, including our SNP3 program for the treatment of HD and our C9orf72 program for the treatment of ALS and FTD. As we advance product candidates through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In addition, we must manage our relationships with collaborators or partners, suppliers and other organizations, including our collaborations with Takeda and Pfizer. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. In addition, our future growth may require significant capital expenditures and may divert financial resources from other projects, such as the development of our product candidates. If we are unable to effectively manage our future growth, our expenses may increase and our ability to generate revenue could be reduced.

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

Numerous federal, state and international laws address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of personally identifiable information and other user data. Numerous states already have, and are looking to expand, data protection legislation. For example, in 2018, California enacted the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020. The CCPA gives California residents expanded privacy rights and protections, and provides civil penalties for violations and a private right of action for data breaches. Outside the United States, personally identifiable information and other user data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of information that is collected, processed and transmitted in or from the governing jurisdiction. Foreign data protection, privacy, information security, user protection and other laws and regulations are often more restrictive than those in the United States. In particular, the EU and its member states traditionally have taken broader views as to types of data that are subject to privacy and data protection laws and regulations, and have imposed greater legal obligations on companies in this regard. For example, in April 2016, European legislative bodies adopted the General Data Protection Regulation (“GDPR”), which became effective May 25, 2018. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data of EU residents. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of annual worldwide revenue, whichever is higher. While we have taken steps to comply with the GDPR, including reviewing our security procedures, updating our website, revising our clinical trial informed consents, and entering into data processing agreements with relevant contractors, we cannot assure you that our efforts to remain in compliance will be fully successful. The GDPR and other changes in laws or regulations associated with the enhanced protection of personal data may increase our costs of compliance and result in greater legal risks.

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

For the years ended December 31, 2019, 2018 and 2017, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, the results of our operations or our cash flows. A hypothetical 10% change in foreign currency rates would not have a material impact on our historical financial position or results of operations. However, there can be no assurance that changes in foreign currency exchange rates will not have a material adverse impact on us in the future.

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

In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the USPTO that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the America Invents Act, enacted within the last several years, involves significant changes in patent legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, some of which cases either narrow the scope of patent protection available in certain circumstances or weaken the rights of patent owners in certain situations. The decision by the U.S. Supreme Court in Association for Molecular Pathology v. Myriad Genetics, Inc. precludes a claim to a nucleic acid having a stated nucleotide sequence which is identical to a sequence found in nature and unmodified. We currently are not aware of an immediate impact of this decision on our patents or patent applications because we are developing oligonucleotides which contain modifications that we believe are not found in nature. However, this decision has yet to be clearly interpreted by courts and by the USPTO. We cannot make assurances that the interpretations of this decision or subsequent rulings will not adversely impact our patents or patent applications. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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
•

A third party may not challenge, invalidate, circumvent or weaken our patents, or that, if any of these events should occur, that a court would hold that our patents are valid, enforceable and infringed.

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

Nucleic acid therapeutics is a relatively new scientific field, the commercial exploitation of which has resulted in many different patents and patent applications from organizations and individuals seeking to obtain patent protection in the field. We have obtained grants and issuances of patents in this field. The issued patents and pending patent applications in the United States and in key markets around the world that we own or license claim certain methods, compositions and processes relating to the discovery, development, manufacture and/or commercialization of oligonucleotides and/or our platform.

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

Because the oligonucleotide intellectual property landscape is still evolving and our product candidates have not yet reached commercialization, it is difficult to conclusively assess our freedom to operate. There are numerous companies that have pending patent applications and issued patents directed to certain aspects of oligonucleotides. We are aware of third-party competitors in the oligonucleotide therapeutics space, whose patent filings and/or issued patents may include claims directed to targets and/or products related to some of our programs. It is possible that at the time that we commercialize our products these third-party patent portfolios may include issued patent claims that cover our products or critical features of their production or use. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover, or may be alleged to cover, our products or elements thereof, or methods of manufacture or use relevant to our development plans. In such cases, we may not be in a position to develop or commercialize product candidates unless we successfully pursue litigation to nullify or invalidate the third party intellectual property right concerned or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms.

It is also possible that we have failed to identify relevant third-party patents or applications. For example, U.S. applications filed before November 29, 2000, and certain U.S. applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing date for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our products or platform technology could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our products or the use of our products. Third party intellectual property right holders may also actively bring infringement claims against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our products. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our product candidates that are held to be infringing. We might, if possible, also be forced to redesign product candidates so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

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

As a company incorporated under the laws of the Republic of Singapore, we are required to comply with the laws of Singapore, certain of which are capable of extra-territorial application, as well as our constitution. In particular, we are required to comply with certain provisions of the Securities and Futures Act of Singapore (Cap 289) (the “SFA”), which prohibit certain forms of market conduct and require certain information disclosures, and impose criminal and civil penalties on corporations, directors and officers in respect of any breach of such provisions. We are also required to comply with the Singapore Code on Take-Overs and Mergers (the “Singapore Takeover Code”), which specifies, among other things, certain circumstances in which a general offer is to be made upon a change in effective control, and further specifies the manner and price at which voluntary and mandatory general offers are to be made.

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

We are subject to the Singapore Takeover Code. The Singapore Takeover Code contains provisions that may delay, deter or prevent a future takeover or change in control of our company and limit the market price of our ordinary shares for so long as we remain a public company with more than 50 shareholders and net tangible assets of S$5 million (Singapore dollars) or more. For example, under the Singapore Takeover Code, any person acquiring, whether by a series of transactions over a period of time or not, either on such person’s own or together with parties acting in concert with such person, 30% or more of our voting shares, or if such person holds, either on such person’s own or together with parties acting in concert with such person, between 30% and 50% (both inclusive) of our voting shares, and if such person (or parties acting in concert with such person) acquires additional voting shares representing more than 1% of our voting shares in any six-month period, must, except with the consent of Securities Industry Council in Singapore, extend a takeover offer for our remaining voting shares in accordance with the Singapore Takeover Code. Therefore, any investor seeking to acquire a significant stake in our company may be deterred from doing so if, as a result, such investor would be required to conduct a takeover offer for all of our voting shares.

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

The rules governing passive foreign investment companies (“PFICs”) can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC, which must be made annually after the close of each taxable year, depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. The fair market value of our assets is expected to relate, in part, to (a) the market price of our ordinary shares and (b) the composition of our income and assets, which will be affected by how, and how quickly, we spend any cash that is raised in any financing transaction. Moreover, our ability to earn specific types of income that we currently treat as non-passive for purposes of the PFIC rules is uncertain with respect to future years. Because the value of our assets for purposes of determining PFIC status will depend in part on the market price of our ordinary shares, which may fluctuate significantly, there can be no assurance that we will not be considered a PFIC for our current taxable year ending December 31, 2020 or for any future taxable year.

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

We benefit from the U.K. research and development tax credit regime for small and medium sized companies, whereby our subsidiary in the United Kingdom is able to surrender the trading losses that arise from its research and development activities for a payable tax credit of up to approximately 33.4% of eligible research and development expenditure on staff and consumables. Expenditure of staff supplied by unconnected third parties are eligible for a cash rebate of up to approximately 21.7%.

We may not be able to continue to claim a payable U.K. tax credit for research and development tax credits in the future due to changes in legislation or regulations, or if we increase our personnel and expand our business because we may no longer qualify as a small or medium-sized enterprise.

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

The market price of our ordinary shares is likely to continue to be highly volatile, including in response to factors that are beyond our control. The stock market in general experiences extreme price and volume fluctuations. In particular, the market prices of securities of pharmaceutical and biotechnology companies are extremely volatile, and experience fluctuations that are often unrelated or disproportionate to the operating performance of these companies. These broad and sector-specific market fluctuations can result in extreme fluctuations in the price of our ordinary shares, regardless of our operating performance, and can cause our shareholders to lose some or all of their investment in the Company.

Our principal shareholders and management own a significant percentage of our ordinary shares and will be able to exert significant control over matters subject to shareholder approval.

Based on information publicly available to us as of December 31, 2019, our executive officers, our directors and their respective affiliates, and our other significant shareholders beneficially own a significant portion of our outstanding ordinary shares. As a result, these shareholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these shareholders may not be the same as or may even conflict with the interests of our other shareholders. For example, these shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders, which could deprive shareholders of an opportunity to receive a premium for their ordinary shares as part of a sale of our company or our assets and might affect the prevailing market price of our ordinary shares. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to maintain effective internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. In addition, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. If we fail to maintain the effectiveness of our internal controls or fail to comply in a timely manner with the requirements of the Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, this could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our ordinary shares and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Sales of substantial amounts of our ordinary shares in the public market, or the availability of such shares for sale, by us or others, including the issuance of ordinary shares upon exercise of outstanding options, or the perception that such sales could occur, could adversely affect the price of our ordinary shares. Certain of our shareholders have required us, or have the right to require us, to register the sales of their shares under the Securities Act of 1933, as amended, or the Securities Act, under agreements between us and such shareholders. For example, in August 2019, we filed a registration statement on Form S-3, which was declared effective on August 14, 2019, to register the resale from time to time by certain of our executive officers, directors and their affiliates of up to approximately 7.1 million ordinary shares.

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

Shareholders

As of February 21, 2020, there were approximately 12 shareholders of record of our ordinary shares.

Share Performance Graph

The following share performance graph compares our total share return with the total return for (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index for the period from November 11, 2015 (the date our ordinary shares commenced trading on the Nasdaq Global Market) through December 31, 2019. The figures represented below assume an investment of $100.00 in our ordinary shares at the closing price of $16.00 on November 11, 2015 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on November 11, 2015 and the reinvestment of dividends, if any, into ordinary shares.

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

The following tables set forth our selected consolidated financial data for the periods and as of the dates indicated. The statement of operations and comprehensive loss data for the years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations and comprehensive loss data for the years ended December 31, 2016 and 2015 and the balance sheet data as of December 31, 2017, 2016 and 2015 are mainly derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K, which financial statements have been audited by KPMG LLP, our independent registered accounting firm. Effective January 1, 2018, we adopted ASC 606 (as defined in Note 2 of our consolidated financial statements), using the full retrospective transition method. Under this method, we revised our consolidated financial statements for the years ended December 31, 2017 and 2016, and applicable interim periods within those years, as if ASC 606 had been effective for those periods. Therefore, select data for the years ended and as of December 31, 2017 and 2016 will differ from the audited consolidated financial statements for those periods, which are not included in this Annual Report on Form 10-K and which were audited by KPMG LLP.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands except share and per share data)
Revenue	$15,983	$14,414	$3,893	$1,092	$152
Operating expenses:
Research and development	175,431	134,428	79,309	40,818	9,057
General and administrative	48,869	39,509	26,975	15,994	10,393
Total operating expenses	224,300	173,937	106,284	56,812	19,450
Loss from operations	(208,317)	(159,523)	(102,391)	(55,720)	(19,298)
Other income, net:
Dividend income	4,912	3,368	1,578	255	—
Interest income, net	29	22	6	337	86
Other income (expense), net	9,738	9,549	(331)	(50)	56
Total other income, net	14,679	12,939	1,253	542	142
Loss before income taxes	(193,638)	(146,584)	(101,138)	(55,178)	(19,156)
Income tax provision	—	(69)	(842)	(482)	(44)
Net loss	$(193,638)	$(146,653)	$(101,980)	$(55,660)	$(19,200)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(5.72)	$(5.06)	$(3.85)	$(2.44)	$(1.83)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders— basic and diluted (1)	33,866,487	28,970,404	26,513,382	22,800,628	10,501,455

(1)

See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on the calculation of net loss per share attributable to ordinary shareholders, basic and diluted.

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cash and cash equivalents	$147,161	$174,819	$142,503	$150,293	$161,220
Working capital	67,323	72,232	132,297	141,333	157,566
Total assets	284,250	295,940	181,843	164,944	165,424
Total liabilities	212,644	214,718	34,359	22,466	4,059
Series A preferred shares	7,874	7,874	7,874	7,874	7,874
Total shareholders’ equity	63,732	73,348	139,610	134,604	153,491

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a clinical-stage genetic medicines company committed to delivering life-changing treatments for people battling devastating diseases. Using PRISM, our proprietary discovery and drug development platform that enables the precise design, optimization and production of novel stereopure oligonucleotides, we aspire to develop best in class medicines for genetically defined diseases with a high degree of unmet need.

Nucleic acid therapeutics, including oligonucleotides, are a growing and innovative class of drugs comprised of a sequence of nucleotides that are linked together by a backbone of chemical bonds. We are initially developing oligonucleotides that target the ribonucleic acid (“RNA”) to either reduce the expression of disease-promoting proteins or transform the production of dysfunctional mutant proteins into the production of functional proteins. RNA is a critical molecule that can adopt complex three-dimensional structures and affect various cellular functions. By intervening at the RNA level, we have the potential to address diseases that have historically been difficult to treat with small molecules or biologics. The mechanisms that we are currently using to target RNA with our oligonucleotides include RNase H-mediated RNA degradation, Ago2-mediated RNA interference (“RNAi”), exon-skipping, and ADAR (adenosine deaminases acting on RNA)-mediated RNA editing. Oligonucleotides have additional advantages as a therapeutic class including the ability to target multiple tissue types, often without the need for a delivery vehicle, and the ability to modulate the frequency of dosing to ensure broad distribution within tissues. Oligonucleotides also have well-established manufacturing processes and validated test methods based on decades of improvements.

The oligonucleotides we are developing with PRISM are stereopure. A stereopure oligonucleotide is comprised of molecules with atoms precisely arranged in three-dimensional orientations at each linkage. We believe that controlling the stereochemistry of each backbone position will optimize the pharmacological profile of our oligonucleotides by maximizing the potential therapeutic benefit while minimizing the potential for side effects and safety risks. The stereopure oligonucleotides we are developing differ from the mixture-based oligonucleotides currently on the market or in development by others. Our preclinical studies have demonstrated that our stereopure oligonucleotides may achieve superior pharmacological properties compared with mixture-based oligonucleotides. Through our work in developing stereopure oligonucleotides, we have created and continue to evolve PRISM, our proprietary discovery and drug development platform.

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

Our lead clinical development programs are focused in genetic diseases within the central nervous system (“CNS”). Our most advanced stereopure therapeutic candidates in development, WVE-120101 and WVE-120102, are designed to selectively target mutant huntingtin (“mHTT”) and spare wild-type, or healthy, huntingtin (“wtHTT”) for the treatment of HD. WVE-120101 and WVE-120102 are currently being studied in two Phase 1b/2a clinical trials, PRECISION-HD1 and PRECISION-HD2, and we expect to deliver data from both trials in the second half of 2020. We expect to advance additional CNS programs into clinical development in the second half of 2020, including our mHTT SNP3 program for the treatment of HD and our C9orf72 program for the treatment of ALS and FTD. We are also pursuing additional CNS programs in collaboration with Takeda, including spinocerebellar ataxia 3 (“SCA3”). In addition to CNS, we are advancing discovery research in ophthalmologic disorders, specifically inherited retinal diseases, in hepatic diseases, and in ADAR-mediated RNA editing applications. In further support of our pipeline, we continue to invest in PRISM to potentially develop the next generation of stereopure oligonucleotides. We have also established and continue to enhance our internal current good manufacturing practices (“cGMP”) manufacturing capabilities to increase control and visibility of our drug substance supply chain.

On December 16, 2019, we announced our decision to discontinue development of suvodirsen for patients with DMD who have mutations amenable to exon 51 skipping, based on our interim analysis of the Phase 1 OLE study. The results showed no change from baseline in dystrophin expression, as measured by western blot. As a result of that decision, we immediately discontinued the OLE study of suvodirsen and the Phase 2/3 DYSTANCE 51 trial of suvodirsen. In addition, we suspended further development of investigational WVE-N531 for patients with mutations amenable to exon 53 skipping and ceased discovery activities in our other DMD programs. We do not believe that the results of our suvodirsen program have any read-through to our clinical, preclinical or discovery programs in CNS, ophthalmology or hepatic diseases.

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss was $193.6 million in 2019 and $146.7 million in 2018. As of December 31, 2019 and 2018, we had an accumulated deficit of $533.4 million and $339.7 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future.

Revenue

We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenue during the years ended December 31, 2019 and 2018 represented revenue earned under our revenue-generating two collaboration agreements: the Pfizer Collaboration Agreement (as defined in Note 5 in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K (“Note 5”)), which was entered into in May 2016, and the Takeda Collaboration Agreement (as defined in Note 5), which became effective in April 2018.

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

•	expenses incurred related to our internal manufacturing of drug substance for use in our preclinical studies and clinical trials;
•	expenses related to compliance with regulatory requirements;
•	expenses related to third-party consultants;
•	research and development supplies and services expenses; and
•	facility-related expenses, including rent, maintenance and other general operating expenses.

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

The table below summarizes our research and development expenses incurred for the years ended December 31, 2019 and 2018.

	For the Year Ended December 31,
	2019	2018
	(in thousands)
DMD programs	$52,793	$24,202
HD programs	18,647	14,828
ALS and FTD programs	2,873	5,535
PRISM and other research and development expenses (1)	101,118	89,863
Total research and development expenses	$175,431	$134,428

(1)

Includes discovery and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect to continue to incur significant research and development expenses in the foreseeable future as we continue to manage our existing clinical trials, initiate additional clinical trials for certain product candidates, pursue later stages of clinical development for certain product candidates, maintain our manufacturing capabilities and continue to discover and develop additional product candidates in multiple therapeutic areas.

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

Other Income, Net

Other income, net consists primarily of refundable tax credits from tax authorities and dividend and interest income earned on cash and cash equivalents balances for the years ended December 31, 2019 and 2018. We recognize refundable tax credits when there is reasonable assurance that we will comply with the requirements of the refundable tax credit and that the refundable tax credit will be received.

Income Taxes

We are a Singapore multi-national company subject to taxation in the United States and various other jurisdictions.

In 2019, the Company recorded no income tax provision. In 2018, our provision for income taxes was $0.1 million on a pre-tax loss of $146.6 million. As of December 31, 2019 and 2018, we have recorded a full valuation allowance against our net operating loss carryforwards and federal and state tax credits in all jurisdictions due to uncertainty regarding future taxable income.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2019 compared to the year ended December 31, 2018. Our Annual Report on Form 10-K for the year ended December 31, 2018 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

The following table summarizes our results of operations for 2019 and 2018:

	For the Year Ended December 31,
	2019	2018	Change
	(in thousands)
Revenue	$15,983	$14,414	$1,569
Operating expenses:
Research and development	175,431	134,428	41,003
General and administrative	48,869	39,509	9,360
Total operating expenses	224,300	173,937	50,363
Loss from operations	(208,317)	(159,523)	(48,794)
Total other income, net	14,679	12,939	1,740
Loss before income taxes	(193,638)	(146,584)	(47,054)
Income tax provision	—	(69)	69
Net loss	$(193,638)	$(146,653)	$(46,985)

Revenue

Revenue of $16.0 million and $14.4 million was earned under the Pfizer Collaboration Agreement and Takeda Collaboration Agreement for the years ended December 31, 2019 and 2018, respectively. The increase of $1.6 million is due mainly to an increase in research and development services under the Pfizer Agreement, which was entered into in May 2016. Revenue for both periods is presented under ASC 606 (as defined in Note 2 of our consolidated financial statements).

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
	2019	2018	Change
	(in thousands)
DMD programs	$52,793	$24,202	$28,591
HD programs	18,647	14,828	3,819
ALS and FTD programs	2,873	5,535	(2,662)
PRISM and other research and development expenses (1)	101,118	89,863	11,255
Total research and development expenses	$175,431	$134,428	$41,003

(1)

Includes discovery and development programs, identification of potential drug discovery candidates, and compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $175.4 million for the year ended December 31, 2019, compared to approximately $134.4 million for the year ended December 31, 2018. The increase of $41.0 million was due primarily to the following:

•

an increase of $28.6 million in external expenses related to our now discontinued DMD programs, including suvodirsen, mainly due to our investment in suvodirsen clinical trial activities, including our open-label extension study and costs related to our Phase 2/3 DYSTANCE 51 trial;

•	an increase of $3.8 million in external expenses related to our HD programs for our Phase 1b/2a clinical trials;

•	a decrease of $2.7 million in external expenses related to our ALS and FTD programs; and
•

an increase of $11.3 million in internal and external expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, including PRISM and identification of potential drug discovery candidates, due to an increase of $8.6 million in compensation-related expenses, which was the result of organizational growth, and an increase of $2.7 million in external research and development supplies and services expenses and facility-related expenses.

General and Administrative Expenses

General and administrative expenses were $48.9 million for the year ended December 31, 2019 compared to $39.5 million for the year ended December 31, 2018. The increase of $9.4 million was mainly driven by organizational growth to support our 2019 corporate goals.

Other Income, Net

Other income, net for the years ended December 31, 2019 and 2018 was $14.7 million and $12.9 million, respectively. The increase of approximately $1.8 million in other income, net is primarily due to an increase of $1.5 million in dividend income earned on our cash equivalents during the year ended December 31, 2019.

Income Tax Benefit (Provision)

During the year ended December 31, 2019, we recorded no income tax provision. During the year ended December 31, 2018, we recorded a tax provision of $0.1 million. The 2018 tax provision was due to adjustments related to the filing of our 2017 tax returns with the relevant tax authorities. During the year ended December 31, 2019, we recorded no income tax benefit for the net operating losses incurred in Singapore, the United States and the United Kingdom, due to uncertainty regarding future taxable income in those jurisdictions. During the year ended December 31, 2018, we recorded no income tax benefit for the net operating losses incurred in Singapore, the United States, Japan and the United Kingdom, due to uncertainty regarding future taxable income in those jurisdictions. In May 2016, the Company established a wholly-owned subsidiary in Ireland, however no income tax expense or benefit was recorded during the years ended December 31, 2019 or 2018.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net losses. To date, we have primarily funded our operations through private placements of debt and equity securities, public offerings of our ordinary shares and collaborations with third parties. Through December 31, 2019, we have received an aggregate of approximately $655.0 million in net proceeds from these transactions. We received $89.3 million in net proceeds from private placements of our debt and equity securities, $100.4 million in net proceeds from our initial public offering, $40.0 million under the Pfizer Agreements (as defined in Note 5), including $10.0 million as an upfront payment under the Pfizer Collaboration Agreement and $30.0 million in the form of an equity investment, $93.5 million in net proceeds from our April 2017 follow-on underwritten public offering, $170.0 million in upfront payments under the Takeda Agreements (as defined in Note 5), including $110.0 million as an upfront payment under the Takeda Collaboration Agreement (as defined in Note 5) and $60.0 million in the form of an equity investment, and $161.8 million in net proceeds from our January 2019 follow-on underwritten public offering.

As of December 31, 2019, we had cash and cash equivalents of $147.2 million, restricted cash of $3.6 million and an accumulated deficit of $533.4 million.

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

Until we can generate significant revenue from product sales, if ever, we expect to continue to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. In May 2019, we filed a shelf registration statement on Form S-3ASR with the SEC pursuant to which we registered for sale an indeterminate amount of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. Our shelf registration statement on Form S-3ASR also includes a prospectus covering up to an aggregate of $250 million in ordinary shares that we may issue and sell from time to time, through Jefferies LLC acting as our sales agent, pursuant to the open market sales agreement that we entered into with Jefferies LLC in May 2019, as amended in March

2020, for our “at-the-market” equity program. Since we no longer qualify as a “well-known seasoned issuer” at the time of the filing of this Annual Report on Form 10-K, we have amended the shelf registration statement to register for sale up to $500 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including the $250 million in ordinary shares that we may issue and sell from time to time pursuant to our “at-the-market” equity program. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	For the Year Ended December 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(188,231)	$(22,862)
Net cash used in investing activities	(3,918)	(9,938)
Net cash provided by financing activities	164,399	65,094
Effect of foreign exchange rates on cash	114	37
Net increase (decrease) in cash, cash equivalents and restricted cash	$(27,636)	$32,331

Operating Activities

During 2019, operating activities used $188.2 million of cash, primarily due to our net loss of $193.6 million and changes in our operating assets and liabilities of approximately $23.3 million, offset by non-cash charges of $28.7 million. The non-cash charges for 2019 related mainly to share-based compensation expense of $19.5 million and $7.6 million of depreciation expense.

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

Investing Activities

During 2019, investing activities used $3.9 million of cash, consisting of purchases of property and equipment.

During 2018, investing activities used $9.9 million of cash, consisting of purchases of property and equipment.

Financing Activities

During 2019, net cash provided by financing activities was $164.4 million, which was due to the $161.8 million in net proceeds from our January 2019 follow-on underwritten public offering and approximately $2.6 million in proceeds from the exercise of share options.

During 2018, net cash provided by financing activities was $65.1 million, which was primarily due to the $60.0 million in proceeds from the issuance of 1,096,892 ordinary shares to Takeda, as well as the $5.1 million in proceeds from the exercise of share options.

Funding Requirements

We expect to continue to incur significant expenses in connection with our ongoing research and development activities and our internal cGMP manufacturing activities. Furthermore, we anticipate that our expenses will continue to vary if and as we:

•	continue to conduct our clinical trials evaluating our product candidates in patients;

•	conduct research and preclinical development of discovery targets and advance additional programs into clinical development;
•	file clinical trial applications with global regulatory agencies and conduct clinical trials for our programs;
•	advance our research and development activities in rare, inherited eye diseases;
•	make strategic investments in continuing to innovate our research and development platform, PRISM, and in optimizing our manufacturing processes and formulations;
•	maintain our manufacturing capabilities through our internal facility and our CMOs;
•	maintain our intellectual property portfolio and consider the acquisition of complementary intellectual property;
•	seek and obtain regulatory approvals for our product candidates; and
•	establish and build capabilities to market, distribute and sell our product candidates.

We may experience delays or encounter issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges. For example, in December 2019, we announced the discontinuation of our development of suvodirsen for patients with DMD based on our interim analysis of our Phase 1 open-label extension study.

Because of the numerous risks and uncertainties associated with the development of drug candidates and because the extent to which we may enter into collaborations with third parties for development of product candidates is unknown, we are unable to estimate the amounts of future capital outlays and operating expenses associated with completing the research and development for our therapeutic programs. Our future capital requirements for our therapeutic programs will depend on many factors, including:

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	2020	2021 and 2022	2023 and 2024	After 2024	Total
	(in thousands)
Operating lease commitments	$5,846	$12,222	$10,238	$15,925	$44,231
Total	$5,846	$12,222	$10,238	$15,925	$44,231

We enter into contracts in the normal course of business with CROs and CMOs for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2019 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that our revenue recognition policy, particularly (a) assessing the number of performance obligations; (b) determining the transaction price; (c) allocating the transaction price to the performance obligations in the contract; and (d) determining the pattern over which performance obligations are satisfied, including estimates to complete performance obligations, and the assumptions and estimates used in our analysis of contracts with CROs and CMOs to estimate the contract expense, involve a greater degree of judgment, and therefore we consider them to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

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

Prepaid and Accrued Research and Development Expenses

As we prepare our consolidated financial statements, we are required to estimate our prepaid and accrued expenses. For certain contracts with our CROs and CMOs, if the billing terms do not align with the pattern in which the work is completed by the CRO or CMO as of the end of the period, we are required to perform an analysis to estimate the expense, for the period and to date for each contract.

Contracts that are subject to this analysis generally relate to the following services: research and development services, manufacturing services, toxicology studies and clinical trial services. Once we have completed our analysis, we will record the estimated expense in the period for each contract and, depending on the invoicing activity related to each contract, we either have a prepaid or accrual as of the end of the period. We base our estimates on communications with internal study managers, our knowledge of the ongoing and past work at the CROs and CMOs, and communications and reporting from our CROs and CMOs, where applicable.

Refundable Tax Credits

Refundable tax credits are presented within other income, net from the U.K. research and development tax credit regime for small and medium sized companies. Refundable tax credits are recognized when it is probable that the Company has complied with any attached conditions and will receive the reimbursement. Management is required to develop estimates at each reporting date on the amount of the refundable tax credits, which includes an estimate of qualifying expenditure. The tax and expenditure credits are claimed from Her Majesty’s Revenue and Customs (“HMRC”) as part of the annual U.K. tax return. Although, we do not expect our estimates to be materially different from amounts claimed and subsequently reimbursed by HMRC, if our estimates of the qualifying expenditure differ from the amount claimed, we may report amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates and the amount actually reimbursed.

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

Foreign Currency Risk

Due to our operations outside of the Unites States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial condition, the results of our operations or our cash flows. For the years ended December 31, 2019, 2018 and 2017, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, the results of our operations or our cash flows.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Wave Life Sciences Ltd.:

Opinion on Internal Control Over Financial Reporting

We have audited Wave Life Sciences Ltd. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, Series A preferred shares and shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

Boston, Massachusetts
March 2, 2020

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2020 Annual General Meeting of Shareholders, or the Proxy Statement, if the Proxy Statement is filed not later than 120 days after the end of our fiscal year ended December 31, 2019, in the sections titled “Management and Corporate Governance,” and “Code of Business Conduct and Ethics,” and is incorporated herein by reference. If the Proxy Statement is not filed within such 120-day period, the information required by this item will be contained in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, or the Form 10-K/A.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation,” “Compensation Discussion and Analysis,” “Management and Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Risk Analysis of Our Compensation Plans” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2019, the information required by this item will be contained in the Form 10-K/A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2019, the information required by this item will be contained in the Form 10-K/A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance – Board of Directors” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2019, the information required by this item will be contained in the Form 10-K/A.

Item 14.	Principal Accounting Fees and Services

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information set forth in the sections titled “Principal Accounting Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accountant and Independent Singapore Auditor” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2019, the information required by this item will be contained in the Form 10-K/A.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report:

1. Financial Statements

See Index to Consolidated Financial Statements on page 104 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Constitution (formerly known as Memorandum of Association and Articles of Association)		Amendment No. 5 to Form S-1 (Exhibit 3.2)	11/10/2015	333-207379

4.1	Form of Specimen Ordinary Share Certificate		Amendment No. 3 to Form S-1 (Exhibit 4.1)	11/06/2015	333-207379
4.2	Description of Securities of the Registrant	X

4.3.1	Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of August 14, 2015		Form S-1 (Exhibit 4.2)	10/09/2015	333-207379

4.3.2	Amendment No. 1 to Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of November 8, 2018		Form 10-Q (Exhibit 10.2)	11/09/2018	001-37627

4.4†	Share Purchase Agreement by and between the Registrant and C.P. Pharmaceuticals International C.V., dated as of May 5, 2016		Form 10-Q (Exhibit 10.2)	08/15/2016	001-37627

Lease Agreements

10.1	Lease Agreement by and among Harvard Real Estate—Allston, Inc., Shin Nippon Biomedical Laboratories Ltd., dated June 25, 2009		Form S-1 (Exhibit 10.2)	10/09/2015	333-207379

10.2	Commercial Lease Agreement by and among SNBL USA, Ltd. and Ontorii, Inc. (now Wave Life Sciences USA, Inc.), dated as of January 1, 2010		Form S-1 (Exhibit 10.4)	10/09/2015	333-207379

10.3	Consent to Office Space Sublease by and among SNBL USA, Ltd, Ontorii, Inc. (now Wave Life Sciences USA, Inc.) and Harvard Real Estate—Allston, Inc., dated as of January 1, 2010		Form S-1 (Exhibit 10.3)	10/09/2015	333-207379

10.4	Amendment 1 to the Commercial Lease Agreement by and between SNBL USA, Ltd. and Ontorii, Inc. (now Wave Life Sciences USA, Inc.), dated as of July 1, 2011		Form S-1 (Exhibit 10.5)	10/09/2015	333-207379

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.5	Lease Agreement by and between the Registrant and King 733 Concord LLC, dated as of April 6, 2015		Form S-1 (Exhibit 10.7)	10/09/2015	333-207379

10.6	Lease Agreement by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of September 26, 2016.		Form 8-K (Exhibit 10.1)	09/27/2016	001-37627

10.7	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of December 31, 2016		Form 8-K (Exhibit 10.1)	01/06/2017	001-37627

Collaboration and License Agreements

10.8†	Co-Exclusive License Agreement by and between the Registrant and Max-Planck-Innovation GmbH, dated as of June 8, 2015		Form S-1 (Exhibit 10.10)	10/09/2015	333-207379

10.9.1†	Research, License and Option Agreement by and between the Registrant and Pfizer Inc., dated as of May 5, 2016		Form10-Q (Exhibit 10.1)	08/15/2016	001-37627

10.9.2	Amendment No. 1 to Research, License and Option Agreement by and between the Registrant and Pfizer Inc., dated as of November 5, 2017		Form 10-K (Exhibit 10.9.2)	03/12/2018	001-37627

10.10†	Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and Takeda Pharmaceutical Company Limited, dated as of February 19, 2018		Form 10-Q (Exhibit 10.1)	05/09/2018	001-37627

10.11	Share Purchase Agreement by and between Takeda Pharmaceutical Company Limited and the Registrant, dated as of February 19, 2018		Form 10-Q (Exhibit 10.2)	05/09/2018	001-37627

10.12	Investor Agreement by and between Takeda Pharmaceutical Company Limited and the Registrant, dated as of April 2, 2018		Form 10-Q (Exhibit 10.3)	05/09/2018	001-37627

Agreements with Executive Officers and Directors
10.13+	Form of Deed of Indemnity by and between the Registrant and each of its directors and certain of its officers		Form S-1 (Exhibit 10.11)	10/09/2015	333-207379

10.14+	Employment Agreement by and between the Registrant and Paul B. Bolno, M.D., dated as of December 12, 2013		Form S-1 (Exhibit 10.12)	10/09/2015	333-207379

10.15+	Offer Letter by and between the Registrant and Chandra Vargeese, Ph.D., dated as of July 2, 2014		Form S-1 (Exhibit 10.14)	10/09/2015	333-207379

10.16+	Offer Letter by and between the Registrant and Christopher Francis, Ph.D., dated as of March 10, 2014		Form S-1 (Exhibit 10.15)	10/09/2015	333-207379

10.17+	Employment Agreement between the Registrant and Michael Panzara, M.D. dated as of July 11, 2016		Form 10-Q (Exhibit 10.4)	11/09/2016	001-37627

10.18+	Employment Agreement between the Registrant and Keith C. Regnante dated as of August 16, 2016		Form 10-Q (Exhibit 10.5)	11/09/2016	001-37627

10.19+	Employment Agreement between the Registrant and Mark Baldry, dated as of June 28, 2019		Form 10-Q (Exhibit 10.3)	11/05/2019	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.20+	Non-Employee Director Compensation Policy, as amended, effective as of August 15, 2019		Form 10-Q (Exhibit 10.2)	11/05/2019	001-37627

10.21+	Consulting Agreement by and between Ontorii, Inc. (now Wave Life Sciences USA, Inc.) and Gregory Verdine, dated as of April 1, 2012		Form S-1 (Exhibit 10.16)	10/09/2015	333-207379

10.22+	Nominee Director Fee Agreement by and between the Registrant and Miura & Associates Management Consultants Pte. Ltd., dated as of October 23, 2012		Form S-1 (Exhibit 10.17)	10/09/2015	333-207379

Equity and Other Compensation Plans

10.22+	Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Equity Plan”)		Form 10-Q (Exhibit 10.1)	11/09/2017	001-37627

10.23+	Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan, effective as of August 15, 2019		Form 10-Q (Exhibit 10.1)	11/05/2019	001-37627

10.24.2+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016		Form 10-Q (Exhibit 10.2)	11/09/2017	001-37627

10.24.3+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.23.3)	03/01/2019	001-37627

10.25.1+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of December 2014		Form S-8 (Exhibit 10.1)	12/17/2015	333-208598

10.25.2+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016		Form 10-Q (Exhibit 10.3)	11/09/2017	001-37627

10.26.1+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of June 16, 2016		Form 10-Q (Exhibit 10.4)	11/09/2017	001-37627

10.26.2+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.25.2)	03/01/2019	001-37627

10.26.3+	Form of Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of January 1, 2019		Form 10-Q (Exhibit 10.1)	05/10/2019	001-37627

10.26.4+	Form of Performance-Based Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of March 7, 2019		Form 10-Q (Exhibit 10.2)	05/10/2019	001-37627

10.27.1+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of June 21, 2017		Form 10-Q (Exhibit 10.5)	11/09/2017	001-37627

10.27.2+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.26.2)	03/01/2019	001-37627

10.28.1	Open Market Sale Agreement, dated as of May 10, 2019, by and between the Registrant and Jefferies LLC.		Form S-3ASR (Exhibit 1.2)	05/10/2019	333-231382

21.1	List of Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	03/12/2018	001-37627

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)	X

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer.	X

101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	The cover page for this Annual Report on Form 10-K for the year ended December 31, 2019 is contained in Exhibit 101 and has been formatted in Inline XBRL.	X

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

Wave Life Sciences Ltd.

Date: March 2, 2020	By:	/s/ Paul B. Bolno, M.D.
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

Signature	Title	Date

/s/ Paul B. Bolno, M.D. Paul B. Bolno, M.D.	President, Chief Executive Officer and Director (principal executive officer)	March 2, 2020

/s/ David G. Gaiero David G. Gaiero	Interim Chief Financial Officer (principal financial officer and principal accounting officer)	March 2, 2020

/s/ Christian Henry Christian Henry	Chairman of the Board of Directors	March 2, 2020

/s/ Gregory L. Verdine, Ph.D. Gregory L. Verdine, Ph.D.	Director	March 2, 2020

/s/ Peter Kolchinsky, Ph.D. Peter Kolchinsky, Ph.D.	Director	March 2, 2020

/s/ Koji Miura Koji Miura	Director	March 2, 2020

/s/ Adrian Rawcliffe Adrian Rawcliffe	Director	March 2, 2020

/s/ Ken Takanashi Ken Takanashi	Director	March 2, 2020

/s/ Mark H. N. Corrigan, M.D. Mark H. N. Corrigan, M.D.	Director	March 2, 2020

/s/ Amy Pott Amy Pott	Director	March 2, 2020
/s/ Heidi L. Wagner Heidi L. Wagner	Director	March 2, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Wave Life Sciences Ltd.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wave Life Sciences Ltd. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, Series A preferred shares and shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of revenue recognition for research and development services

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company is party to collaboration agreements which have various obligations, including the requirement to provide research and development (R&D) services. The Company recognizes R&D services revenue over time based on a measure of proportional performance using estimated costs or hours. Amounts received by the Company in advance of performance are recorded as a deferred revenue. For the year ended December 31, 2019, the Company recognized revenue of $16 million, which primarily related to R&D services performed. In addition, as of December 31, 2019, a portion of the Company’s current and long-term deferred revenue relates to R&D services.

We identified the evaluation of revenue recognition for R&D services as a critical audit matter. Specifically, the estimate of costs or hours to be incurred in satisfying R&D performance obligations was subjective and required significant judgment. Evaluating the estimated effort required to complete R&D services, including the assessment of the nature and complexity of the work to be performed, involved a high degree of auditor judgment.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s revenue recognition process, including controls related to estimating the costs or hours to be incurred in satisfying each R&D performance obligation. We selected a sample of R&D performance obligations and read the underlying contract with the customer, evaluated the determination of the method for measuring progress under ASC 606, Revenue from Contracts with Customers, and tested the Company’s estimate of total contract costs or hours to be incurred. We compared the Company’s prior period estimates to subsequent actual experience to assess the Company’s ability to estimate accurately. We corroborated the estimate of remaining costs or hours to be incurred made by financial management with R&D personnel of the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

March 2, 2020

WAVE LIFE SCIENCES LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$147,161	$174,819
Current portion of accounts receivable	20,000	10,000
Prepaid expenses	9,626	6,587
Other current assets	8,689	10,867
Total current assets	185,476	202,273
Long-term assets:
Accounts receivable, net of current portion	30,000	50,000
Property and equipment, net	36,368	39,931
Operating lease right-of-use assets	18,101	—
Restricted cash	3,647	3,625
Other assets	10,658	111
Total long-term assets	98,774	93,667
Total assets	$284,250	$295,940
Liabilities, Series A preferred shares and shareholders’ equity
Current liabilities:
Accounts payable	$9,073	$13,089
Accrued expenses and other current liabilities	16,185	14,736
Current portion of deferred rent	—	115
Current portion of deferred revenue	89,652	100,945
Current portion of lease incentive obligation	—	1,156
Current portion of operating lease liability	3,243	—
Total current liabilities	118,153	130,041
Long-term liabilities:
Deferred rent, net of current portion	—	5,132
Deferred revenue, net of current portion	63,466	68,156
Lease incentive obligation, net of current portion	—	9,247
Operating lease liability, net of current portion	29,304	—
Other liabilities	1,721	2,142
Total long-term liabilities	94,491	84,677
Total liabilities	$212,644	$214,718
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at December 31, 2019 and 2018	$7,874	$7,874
Shareholders’ equity:
Ordinary shares, no par value; 34,340,690 and 29,472,197 shares issued and outstanding at December 31, 2019 and 2018, respectively	539,547	375,148
Additional paid-in capital	57,277	37,768
Accumulated other comprehensive income	267	153
Accumulated deficit	(533,359)	(339,721)
Total shareholders’ equity	63,732	73,348
Total liabilities, Series A preferred shares and shareholders’ equity	$284,250	$295,940

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2019	2018	2017
Revenue	$15,983	$14,414	$3,893
Operating expenses:
Research and development	175,431	134,428	79,309
General and administrative	48,869	39,509	26,975
Total operating expenses	224,300	173,937	106,284
Loss from operations	(208,317)	(159,523)	(102,391)
Other income, net:
Dividend income	4,912	3,368	1,578
Interest income, net	29	22	6
Other income (expense), net	9,738	9,549	(331)
Total other income, net	14,679	12,939	1,253
Loss before income taxes	(193,638)	(146,584)	(101,138)
Income tax provision	—	(69)	(842)
Net loss	$(193,638)	$(146,653)	$(101,980)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(5.72)	$(5.06)	$(3.85)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	33,866,487	28,970,404	26,513,382

Other comprehensive income (loss):
Net loss	$(193,638)	$(146,653)	$(101,980)
Foreign currency translation	114	37	407
Comprehensive loss	(193,524)	(146,616)	(101,573)

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In- Capital	Comprehensive Income (Loss)	Accumulated Deficit	Shareholders’ Equity
Balance at December 31, 2016	3,901,348	$7,874	23,502,169	$215,602	$10,029	$(291)	$(90,736)	$134,604
Issuance of ordinary shares, net of issuance costs of $491	—	—	4,166,667	93,509	—	—	—	93,509
Share-based compensation	—	—	—	—	12,143	—	—	12,143
Vesting of RSUs	—	—	22,750	—	—	—	—	—
Option exercises	—	—	137,493	927	—	—	—	927
Other comprehensive income	—	—	—	—	—	407	—	407
Net loss	—	—	—	—	—	—	(101,980)	(101,980)
Balance at December 31, 2017	3,901,348	$7,874	27,829,079	$310,038	$22,172	$116	$(192,716)	$139,610
Issuance of ordinary shares	—	—	1,096,892	60,000	—	—	—	60,000
Share-based compensation	—	—	—	—	15,596	—	—	15,596
Vesting of RSUs	—	—	38,594	—	—	—	—	—
Option exercises	—	—	507,632	5,110	—	—	—	5,110
Impact of adoption of ASU 2016-16	—	—	—	—	—	—	(352)	(352)
Other comprehensive income	—	—	—	—	—	37	—	37
Net loss	—	—	—	—	—	—	(146,653)	(146,653)
Balance at December 31, 2018	3,901,348	$7,874	29,472,197	$375,148	$37,768	$153	$(339,721)	$73,348
Issuance of ordinary shares	—	—	4,542,500	161,792	—	—	—	161,792
Share-based compensation	—	—	—	—	19,509	—	—	19,509
Vesting of RSUs	—	—	112,437	—	—	—	—	—
Option exercises	—	—	213,556	2,607	—	—	—	2,607
Other comprehensive income	—	—	—	—	—	114	—	114
Net loss	—	—	—	—	—	—	(193,638)	(193,638)
Balance at December 31, 2019	3,901,348	$7,874	34,340,690	$539,547	$57,277	$267	$(533,359)	$63,732

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(193,638)	$(146,653)	$(101,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of lease incentive obligation	—	(790)	(208)
Amortization of right-of-use assets	1,613	—	—
Depreciation of property and equipment	7,588	5,581	2,155
Share-based compensation expense	19,509	15,596	12,143
Net loss on disposal of property and equipment	—	44	205
Deferred rent	—	973	3,594
Deferred income taxes	—	—	908
Changes in operating assets and liabilities:
Accounts receivable	10,000	(59,000)	(1,000)
Prepaid expenses	(3,665)	(1,831)	(3,429)
Other assets	(8,369)	(8,690)	(2,431)
Accounts payable	(3,497)	4,936	3,892
Accrued expenses and other current liabilities	1,448	5,864	4,550
Deferred revenue	(15,983)	160,585	(2,893)
Operating lease liabilities	(2,816)	—	—
Other non-current liabilities	(421)	523	823
Net cash used in operating activities	(188,231)	(22,862)	(83,671)
Cash flows from investing activities
Purchases of property and equipment, net of tenant improvement allowances	(3,918)	(9,938)	(18,887)
Net cash used in investing activities	(3,918)	(9,938)	(18,887)
Cash flows from financing activities
Proceeds from issuance of ordinary shares, net of offering costs	161,792	60,000	93,509
Payments on capital lease obligation	—	(16)	(62)
Proceeds from the exercise of share options	2,607	5,110	927
Net cash provided by financing activities	164,399	65,094	94,374
Effect of foreign exchange rates on cash	114	37	403
Net increase (decrease) in cash, cash equivalents and restricted cash	(27,636)	32,331	(7,781)
Cash, cash equivalents and restricted cash, beginning of period	178,444	146,113	153,894
Cash, cash equivalents and restricted cash, end of period	$150,808	$178,444	$146,113

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

The Company’s primary activities since inception have been developing PRISM to design, develop and commercialize oligonucleotide therapeutics, advancing the Company’s CNS business, building the Company’s research and development activities in ophthalmology and hepatic, advancing programs into the clinic, furthering clinical development of such clinical-stage programs, building the Company’s intellectual property, and assuring adequate capital to support these activities.

Liquidity

Since its inception, the Company has not generated any product revenue and has incurred recurring net losses. To date, the Company has primarily funded its operations through private placements of debt and equity securities, public offerings of its ordinary shares and collaborations with third parties. Until the Company can generate significant revenue from product sales, if ever, the Company expects to continue to finance operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to the Company on acceptable terms, or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and ability to pursue its business strategy.

As of December 31, 2019, the Company had cash and cash equivalents of $147.2 million. The Company expects that its existing cash and cash equivalents will be sufficient to fund its operations for at least the next twelve months. The Company has based this expectation on assumptions that may prove to be incorrect, and the Company may use its available capital resources sooner than it currently expects. If the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be further reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. In addition, the Company may elect to raise additional funds before it needs them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if the Company expects it has sufficient funds for its current or future operating plans.

Risks and Uncertainties

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, maintaining internal manufacturing capabilities, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. The Company’s therapeutic programs will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization of any product candidates. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance-reporting capabilities. There can be no assurance that the Company’s research and development efforts will be successful, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include the assumptions used to determine the fair value of share-based awards, the Company’s revenue recognition policy, particularly, (a) assessing the number of performance obligations; (b) determining the transaction price; (c) allocating the transaction price to the performance obligations in the contract; and (d) determining the pattern over which performance obligations are satisfied, including estimates to complete performance obligations, the evaluation of progress to completion of external research and development costs which can result in prepaid or accrued expenses related to the Company’s contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), the valuation allowance required for the Company’s deferred tax assets, determining uncertain tax positions and the related liabilities, and estimating refundable tax credits. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

Reclassifications

The Company has reclassified certain prior period financial statement amounts to conform to its current period presentation. These reclassifications have not changed the results of operations of prior periods.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on developing its proprietary discovery and drug development platform, PRISM, to develop and commercialize a broad pipeline of nucleic acid-based therapeutics, or oligonucleotides.

Going Concern

At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is required to make certain additional disclosures if it concludes substantial doubt exists and it is not alleviated by the Company’s plans or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs and comparing those needs to the current cash and cash equivalent balance.

Foreign Currency Translation

The functional currency is the U.S. dollar for all of the Company’s entities aside from Wave Japan, which has the Japanese Yen as its functional currency. Assets and liabilities of Wave Japan are translated at period end exchange rates while revenues and expenses of Wave Japan are translated at average exchange rates for the period. Net unrealized gains and losses from foreign currency translation are reflected as other comprehensive income (loss) within the consolidated statements of Series A preferred shares and shareholders’ equity and the consolidated statements of operations and comprehensive loss. Gains and losses on foreign currency transactions are included in the consolidated statements of operations and comprehensive loss within other income (expense), net.

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

Cash, cash equivalents and restricted cash are Level 1 assets which are comprised of funds held in checking and money market accounts. Cash, cash equivalents and restricted cash were recorded at fair value as of December 31, 2019 and 2018, totaling $150.8 million and $178.4 million, respectively. The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities. Accounts receivable relate to the Company’s collaboration agreements.

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

Restricted Cash

Restricted cash consists primarily of cash placed in separate restricted bank accounts as required under the terms of the Company’s lease agreements for its Cambridge, Massachusetts and Lexington, Massachusetts facilities (refer to Note 8). As of December 31, 2019 and 2018, the Company had $3.6 million of restricted cash, of which $2.6 million related to the Lexington facility and $1.0 million related to the Cambridge facility.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the full retrospective transition method. As a result of adopting ASC 606 on January 1, 2018, the Company revised its comparative financial statements for the prior year as if ASC 606 had been effective for that period. As a result, the following financial statement line items were affected as of December 31, 2017 and for the year then ended.

Consolidated Balance Sheets
	As of December 31, 2017
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
	(in thousands)
Current portion of deferred revenue	$1,275	$2,705	$(1,430)
Deferred revenue, net of current portion	7,241	5,607	1,634
Accumulated deficit	(192,716)	(192,512)	(204)

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended December 31, 2017
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
	(in thousands, except per share data)
Revenue	$3,893	$3,704	$189
Loss from operations	(102,391)	(102,580)	189
Income tax provision	(842)	(708)	(134)
Net loss	(101,980)	(102,035)	55

Consolidated Statement of Cash Flows

	For the Year Ended December 31, 2017
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
	(in thousands)
Net loss	$(101,980)	$(102,035)	$55
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	908	774	134
Changes in operating assets and liabilities:
Deferred revenue	(2,893)	(2,704)	(189)

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

The Company has certain service arrangements in place between its U.S., Japan, U.K. and Singapore entities, which include transfer pricing assumptions. The determination of the appropriate level of transfer pricing requires judgment based on transfer pricing analyses of comparable companies. The Company monitors the nature of its service arrangements for changes in its operations as well as economic conditions. The Company also periodically reviews the transfer pricing analyses for changes in the composition in the pool of comparable companies as well as the related ongoing results of the comparable companies.

Leases

Effective January 1, 2019, the Company adopted ASC 842, Leases (“ASC 842”), using the modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”). In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which was further clarified when the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), ASU No. 2018-11, Leases (Topic 842)—Targeted Improvements (“ASU 2018-11”), and ASU No. 2019-01, Codification Improvements to Topic 842, Leases (“ASU 2019-01”). The adoption of ASC 842, in accordance with ASU 2016-02, ASU 2018-10, ASU 2018-11, and ASU 2019-01, requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. ASC 842 includes a short-term lease exception for leases with a term of 12 months or less, in which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases, using classification criteria that are substantially similar to the previous guidance. For lessees, the recognition, measurement, and presentation of expenses and cash flows arising from a lease have not significantly changed from previous U.S. GAAP. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply, as well as transition guidance specific to nonstandard leasing transactions. As further described above, the Company adopted ASC 842 on January 1, 2019 using a cumulative-effect adjustment on the effective date of the standard, for which comparative periods are presented in accordance with the previous guidance in ASC 840.

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

Recently Issued Accounting Pronouncements

In November 2018, the FASB issued Accounting Standards Update No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). The standard amends ASC 808, Collaborative Agreements and ASC 606, Revenue from Contracts with Customers, to clarify the interaction between collaborative arrangement participants that should be accounted for as revenue under ASC 606. In transactions when the collaborative arrangement participant is a customer in the context of a unit of account, revenue should be accounted for using the guidance in ASC 606. The amendments in ASU 2018-18 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the new guidance included in ASU 2018-18, but does not expect it to have a material impact on its consolidated financial statements.

In December 2019, the FASB finalized Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions in ASC 740 and generally simplifies existing guidance. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, but may be adopted earlier by entities. The Company is currently evaluating the potential impact that the adoption of ASU 2019-12 may have on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

The Company adopted ASC 842 using the modified retrospective approach outlined in ASU 2018-11 as of January 1, 2019. The adoption of this standard resulted in the recognition of operating lease liabilities and right-of-use assets of $35.4 million and $19.7 million, respectively, as well as the derecognition of the deferred rent and lease incentive obligation balances, which reduced the right-of-use asset on the Company’s balance sheet as of January 1, 2019 relating to its leases for its corporate headquarters in Cambridge, Massachusetts and for its manufacturing, laboratory and office facility in Lexington, Massachusetts.

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

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	December 31,
	2019	2018
	(in thousands)
Furniture and equipment	$24,531	$20,300
Software	524	435
Leasehold improvements	27,830	27,342
Fixed assets in progress	486	1,354
Total	53,371	49,431
Less accumulated depreciation	(17,003)	(9,500)
Property and equipment, net	$36,368	$39,931

Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2019 and 2018.

Depreciation expense was $7.6 million, $5.6 million and $2.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2019	2018
	(in thousands)
Accrued compensation	$8,662	$7,507
Accrued expenses related to CROs and CMOs	5,030	5,502
Accrued expenses and other current liabilities	2,493	1,727
Total accrued expenses and other current liabilities	$16,185	$14,736

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

Under the Pfizer Collaboration Agreement, the parties agreed to collaborate during a four-year research term. During the research term, the Company is responsible to use its commercially reasonable efforts to advance up to five programs through to the selection of clinical candidates. At that stage, Pfizer may elect to license any of these Pfizer Programs exclusively and obtain exclusive rights to undertake the clinical development of the resulting clinical candidates into products and the potential commercialization of any such products thereafter. In addition, the Company received a non-exclusive, royalty-bearing sublicensable license to use Pfizer’s hepatic targeting technology in any of the Company’s own hepatic programs that are outside the scope of the Pfizer Collaboration (the “Wave Programs”). If the Company uses this technology on the Wave Programs, Pfizer is eligible to receive potential development and commercial milestone payments from the Company. Pfizer is also eligible to receive tiered royalties on sales of any products that include Pfizer’s hepatic targeting technology. The Company is not currently utilizing Pfizer’s hepatic targeting technology in any of its own hepatic programs that are outside of the scope of the Pfizer Collaboration Agreement.

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

Through December 31, 2019, the Company had recognized revenue of $17.0 million as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss under the Pfizer Collaboration Agreement. During the years ended December 31, 2019, 2018 and 2017, the Company recognized revenue of $7.1 million, $4.9 million and $3.9 million, respectively, under the Pfizer Collaboration Agreement. The aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligations and recorded in deferred revenue at December 31, 2019 is $1.5 million, all of which is included in current liabilities. The Company expects to recognize the remaining deferred revenue according to FTE hours incurred, over the remaining research term, which is four months as of December 31, 2019.

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

With respect to Category 2 Programs, Wave has granted Takeda the right to exclusively license multiple preclinical programs during a four-year research term (subject to limited extension for programs that were initiated prior to the expiration of the research term, in accordance with the Takeda Collaboration Agreement) (“Category 2 Research Term”). During that term, the parties may collaborate on preclinical programs for up to six targets at any one time. Wave will be responsible for researching and preclinically developing products and companion diagnostics directed to the agreed upon targets through completion of Investigational New Drug application (“IND”)-enabling studies in the first major market country. Thereafter, Takeda will have an exclusive worldwide license to develop and commercialize products and companion diagnostics directed to such targets, subject to Wave’s retained rights to lead manufacturing activities for products directed to such targets. Takeda will fund Wave’s research and preclinical activities in the amount of $60.0 million during the research term and will reimburse Wave for any collaboration-budgeted research and preclinical expenses incurred by Wave that exceed that amount. Wave is also eligible to receive tiered high single-digit to mid-teen royalties on Takeda’s global commercial sales of products from each Category 2 Program.

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

The Takeda Collaboration is managed by a joint steering committee in which both parties are represented equally. The JSC is tasked with overseeing the scientific progression of each Category 1 Program and the Category 2 Programs.

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

The Company allocated the transaction price to the performance obligations on a relative standalone selling price basis. For the performance obligations associated with the research and development services through completion of the first proof of mechanism and non-exclusive research and development license for HD; the research and development services through completion of the first proof of mechanism and non-exclusive research and development license for ALS and FTD; the research and development services through completion of the first proof of mechanism and non-exclusive research and development license for SCA3; and the research and preclinical development services and right to exclusively license the Category 2 Programs, the Company determined the standalone selling price using estimates of the costs to perform the research and development services, including expected internal and external costs for services and supplies, adjusted to reflect a profit margin. The total estimated cost of the research and development services reflected the nature of the services to be performed and the Company’s best estimate of the length of time required to perform the services. For the performance obligations associated with the material right provided for the exclusive option to license, co-develop and co-commercialize HD; the material right provided for the exclusive option to license, co-develop and co-commercialize ALS and FTD; and the material right provided for the exclusive option to license, co-develop and co-commercialize SCA3, the

Company estimated the standalone fair value of the option to license each Category 1 Program utilizing an adjusted market assessment approach, and determined that any standalone fair value in excess of the amounts to be paid by Takeda associated with each option represented a material right.

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

During the years ended December 31, 2019 and 2018, the Company recognized revenue of $8.8 million and $9.6 million, respectively, in the Company’s consolidated statements of operations and comprehensive loss under the Takeda Collaboration Agreement. No revenue was earned in 2017 under the Takeda Collaboration Agreement as it became effective in April 2018. The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue at December 31, 2019 is $151.6 million, of which $88.2 million is included in current liabilities. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the research and development services for each Category 1 Program and the Category 2 Programs as costs are incurred over the remaining research term. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the material right for each Category 1 Program option upon Takeda’s exercise of such option, or immediately as each option expires unexercised. The aggregate amount of the transaction price included in accounts receivable at December 31, 2019 is $50.0 million, of which $20.0 million is included in current assets.

6. SHARE CAPITAL

The following represents the historical ordinary share transactions of the Company from December 31, 2016 through December 31, 2019:

•

In April 2017, the Company closed a follow-on underwritten public offering of 4,166,667 ordinary shares at a purchase price of $24.00 per share for gross proceeds of $100.0 million. The net proceeds from this issuance were $93.5 million after deducting underwriting discounts and commissions and other offering expenses.

•

In April 2018, the Company issued 1,096,892 ordinary shares to Takeda under the Takeda Collaboration Agreement (Note 5) at a purchase price of $54.70 per share, for an aggregate purchase price of $60.0 million.

•

In January 2019, the Company closed a follow-on underwritten public offering of 3,950,000 ordinary shares at a purchase price of $38.00 per share for gross proceeds of $150.1 million, and in February 2019 the Company closed on the sale of an additional 592,500 ordinary shares (collectively, the “January 2019 Offering”) for gross proceeds of an additional $22.5 million. The net proceeds to the Company from the January 2019 Offering were $161.8 million, after deducting underwriting discounts and commissions and offering expenses.

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

7. SHARE-BASED COMPENSATION

In December 2014, the Company’s board of directors adopted the Wave Life Sciences Ltd. 2014 Equity Incentive Plan (the “2014 Plan”), and reserved 1,763,714 ordinary shares for issuance under this plan, which was increased to 5,064,544 in 2015, to 6,064,544 in 2017, to 6,943,344 in 2018, and to 7,971,331 in 2019. The 2014 Plan authorizes the board of directors or a committee of the board to grant incentive share options, non-qualified share options, share appreciation rights, restricted awards, which include restricted shares and restricted share units (“RSUs”), and performance awards to eligible employees, consultants and directors of the Company. The Company accounts for grants to its board of directors as grants to employees.

As of December 31, 2019, 1,081,856 ordinary shares remained available for future grant under the 2014 Plan.

Share option activity under the 2014 Plan is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding as of January 1, 2019	4,016,590	$19.47
Granted	163,200	21.89
Exercised	(213,556)	12.20
Forfeited or cancelled	(127,685)	32.47
Outstanding as of December 31, 2019	3,838,549	$19.54	6.13	$7,530
Options exercisable as of December 31, 2019	2,972,764	$15.17	5.75	$7,530

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

The assumptions used in the Black-Scholes option pricing model to determine the fair value of share options granted to employees during the period were as follows:

	For the Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	1.34% – 2.62%	2.49% – 3.01%	1.49% – 2.23%
Expected term (in years)	3.00 – 6.11	3.00 – 6.25	3.00 – 6.25
Expected volatility	68% – 74%	64% – 71%	69% – 72%
Expected dividend yield	0%	0%	0%

The options that were granted to non-employees in 2015 were fully vested as of December 31, 2018. There have been no additional options granted to non-employees since 2015.

RSU activity for the year ended December 31, 2019 is summarized as follows:

	RSUs	Average Grant Date Fair Value (in dollars per share)
Outstanding as of January 1, 2019	408,521	$37.16
Granted	1,566,855	42.71
Vested	(112,437)	36.61
Forfeited	(111,077)	42.69
RSUs Outstanding at December 31, 2019	1,751,862	$41.81

Of the RSUs granted, 567,915 were time-based RSUs and 998,940 were performance-based RSUs. Vesting of these performance-based RSUs is contingent on the occurrence of certain regulatory and commercial milestones. Time-based RSUs generally vest over periods of one to four years. RSUs that are forfeited are available to be granted again. The Company did not recognize an expense in 2019 related to the performance-based RSUs as the related milestones were not considered probable of achievement.

As of December 31, 2019, the unrecognized compensation cost related to outstanding options was $17.1 million for employees. The unrecognized compensation cost related to outstanding options for employees is expected to be recognized over a weighted-average period of approximately 1.94 years. For the years ended December 31, 2019, 2018 and 2017, the weighted-average grant date fair value per granted option was $11.95, $27.90 and $16.58, respectively. The aggregate fair value of options that vested during the years ended December 31, 2019, 2018 and 2017, was $15.2 million, $9.3 million and $11.5 million, respectively. The unrecognized compensation costs related to outstanding time-based RSUs was $23.7 million as of December 31, 2019, and is expected to be recognized over a weighted-average period of approximately 2.76 years. The total fair value of RSUs vested during the years ended December 31, 2019, 2018, and 2017 was $4.2 million, $1.8 million, and $0.4 million, respectively.

Share-based compensation expense for the years ended December 31, 2019, 2018 and 2017 is classified as operating expenses in the consolidated statements of operations and comprehensive loss as follows:

	For the Year Ended December 31,
	2019	2018	2017
	(in thousands)
Research and development expenses	$9,479	$9,172	$7,670
General and administrative expenses	10,030	6,424	4,473
Total share-based compensation expense	$19,509	$15,596	$12,143

There was no share-based compensation expense recorded for the year ended December 31, 2019 related to options granted to non-employees. Of the total share-based compensation expense recorded for the years ended December 31, 2018 and 2017, $1.4 million and $2.9 million, respectively, related to options granted to non-employees, all of which is included in research and development expenses on the consolidated statements of operations and comprehensive loss.

8. LEASES

Lease Arrangements

The Company enters into lease arrangements for its facilities. A summary of the arrangements is as follows:

Operating Leases

On September 26, 2016, and as amended on December 31, 2016, the Company entered into a 10 year and 9 month lease, which includes two successive five-year renewal options, for its facility in Lexington, Massachusetts, which the Company uses primarily for its current good manufacturing practices (“cGMP”) manufacturing, as well as for additional laboratory and office space. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. As required under the terms of the lease agreement, the Company has placed restricted cash of $2.6 million in a separate bank account at December 31, 2019 and 2018.

As of December 31, 2018, the Company had received $11.4 million of tenant improvement allowances, which was the maximum amount allowed per the lease for the Lexington, Massachusetts facility. In applying the ASC 842 transition guidance, the Company utilized the operating lease classification and recorded a lease liability and a right-of-use asset on the ASC 842 effective date, with the lease incentive obligation being de-recognized and serving to reduce the right-of-use asset.

In April 2015, the Company entered into a lease agreement for an office and laboratory facility in Cambridge, Massachusetts, which commenced in October 2015 with a term of 7.5 years with a five-year renewal option to extend the lease. As required under the terms of the lease agreement, the Company has placed restricted cash of $1.0 million in a separate bank account at December 31, 2019 and 2018. In applying the ASC 842 transition guidance, the Company utilized the operating lease classification and recorded lease liability and a right-of-use asset on the ASC 842 effective date.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the year ended December 31, 2019:

For the Year Ended December 31, 2019
(in thousands)
Lease cost
Operating lease cost	$4,472
Total lease cost	$4,472

Other information
Operating cash flows used for operating leases	$5,675
Operating lease liabilities arising from obtaining right-of-use assets	$—
Weighted average remaining lease term	7.3 years
Weighted average discount rate	8.5%

Future minimum lease payments under the Company’s non-cancelable operating leases as of December 31, 2019, are as follows:

As of December 31, 2019
(in thousands)
2020	$5,846
2021	6,021
2022	6,201
2023	5,236
2024	5,002
Thereafter	15,925
Total lease payments	$44,231
Less: imputed interest	(11,684)
Total operating lease liabilities	$32,547

Future minimum lease payments under the Company’s non-cancelable operating leases as of December 31, 2018, are as follows:

As of December 31, 2018
(in thousands)
2019	$5,675
2020	5,846
2021	6,021
2022	6,201
2023	5,236
Thereafter	20,927
Total lease payments	$49,906

The Company recorded rent expense of $4.5 million, $4.9 million and $5.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

9. COMMITMENTS AND CONTINGENCIES

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

10. NET LOSS PER ORDINARY SHARE

Basic loss per share is computed by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding:

	Year Ended December 31,
	2019	2018	2017
	(in thousands except share and per share data)
Numerator:
Net loss attributable to ordinary shareholders	$(193,638)	$(146,653)	$(101,980)
Denominator:
Weighted-average ordinary shares outstanding	33,866,487	28,970,404	26,513,382
Net loss per share, basic and diluted	$(5.72)	$(5.06)	$(3.85)

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

The following potential ordinary shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2019	2018
Options to purchase ordinary shares	3,838,549	4,016,590
RSUs	1,751,862	408,521
Series A preferred shares	3,901,348	3,901,348

11. INCOME TAXES

The components of loss before income taxes were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Singapore	$(5,931)	$(14,523)	$(76,696)
Rest of world	(187,707)	(132,061)	(24,442)
Loss before income taxes	$(193,638)	$(146,584)	$(101,138)

During the year ended December 31, 2019, the Company recorded no income tax provision. During the years ended December 31, 2018 and 2017, the Company recorded an income tax provision of $0.1 million and $0.8 million, respectively. The 2018 income tax provision was due to adjustments related to the filing of the Company’s 2017 tax returns with the relevant tax authorities. The 2017 tax provision was due to the Company’s establishment of a valuation allowance against the Company’s U.S. deferred tax assets, as well as income generated under research and management services arrangements between the Company’s U.S. and Singapore entities, which is taxed in the United States.

During the year ended December 31, 2019, the Company recorded no income tax benefit for the net operating losses incurred in Singapore, the United States, and the United Kingdom, due to uncertainty regarding future taxable income in those jurisdictions. During the year ended December 31, 2018, the Company recorded no income tax benefit for the net operating losses incurred in Singapore, the United States, Japan and the United Kingdom, due to uncertainty regarding future taxable income in those jurisdictions. During the year ended December 31, 2017, the Company recorded no income tax benefit for the net operating losses incurred in Singapore and the United Kingdom, due to uncertainty regarding future taxable income in those jurisdictions. In May 2016, the Company established a wholly-owned subsidiary in Ireland, however no income tax expense or benefit has been recorded during the years ended December 31, 2019, 2018 or 2017.

The components of the benefit (provision) for income taxes were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Current benefit (provision) for income taxes:
Singapore	$—	$(4)	$199
Rest of world	—	(65)	(133)
Total current benefit (provision) for income taxes	$—	$(69)	$66
Deferred benefit (provision) for income taxes:
Singapore	$—	$—	$(134)
Rest of world	—	—	(774)
Total deferred benefit (provision) for income taxes	$—	$—	$(908)
Total benefit (provision) for income taxes	$—	$(69)	$(842)

A reconciliation of the Singapore statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Singapore statutory income tax rate	17.0%	17.0%	17.0%
Federal and state tax credits	9.4	6.6	5.7
Permanent differences	(1.5)	(0.3)	(2.6)
Changes in reserves for uncertain tax positions	(3.2)	(2.3)	(3.5)
Foreign rate differential	7.0	7.8	2.8
Tax rate change	(0.4)	(0.3)	(0.9)
Other	1.3	0.2	0.4
Change in deferred tax asset valuation allowance	(29.6)	(28.7)	(19.7)
Effective income tax rate	—	—	(0.8)%

The components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$89,585	$58,661
Federal and state tax credits	31,336	13,783
Accrued expenses	—	4,276
Share-based compensation	6,342	3,811
Accumulated amortization	11,169	18,829
Operating lease liabilities	8,892	—
Deferred revenue	14,299	—
Other	424	1,267
Total deferred tax assets	162,047	100,627
Valuation allowance	(156,680)	(99,438)
Net deferred tax assets	5,367	1,189
Deferred tax liabilities:
Operating lease right-of-use assets	(4,945)	—
Accumulated depreciation	(422)	(1,155)
Other	—	(34)
Total deferred tax liabilities	(5,367)	(1,189)
Net deferred tax assets (liabilities)	$—	$—

A roll-forward of the valuation allowance for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Balance at beginning of year	$99,438	$36,069
Increase in valuation allowance	57,235	63,337
Reversal of valuation allowance	—	—
Effect of foreign currency translation	7	32
Balance at end of year	$156,680	$99,438

As of December 31, 2019, the Company had federal net operating loss carryforwards in the United States of $137.1 million, $135.1 million of which may be available to offset future income tax liabilities indefinitely, while $2.0 million of carryforwards that were in existence as of December 31, 2017 may offset future income tax liabilities up through 2037. As of December 31, 2019, the Company had state net operating loss carryforwards of $127.8 million that will begin to expire in 2038. As of December 31, 2019 and 2018, the Company has U.S. federal research and development tax credit carryforwards of approximately $8.9 million and $6.2 million, respectively, available to offset future U.S. federal income taxes and will begin to expire in 2031. As of December 31, 2019 and 2018, the Company has state research and development tax credit carryforwards of approximately $6.3 million and $1.8 million, respectively, available to offset future state income taxes and will begin to expire in 2033, and state investment tax credit carryforwards of $1.1 million and $0.9 million, respectively, that will begin to expire in 2020. As of December 31, 2019, the Company had a U.S. orphan drug credit carryforward of $16.6 million that will begin to expire in 2037.

As of December 31, 2019 and 2018, the Company has net operating loss carryforwards in Japan of $2.9 million and $2.9 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2023.

As of December 31, 2019 and 2018, the Company has net operating loss carryforwards in Singapore of $171.6 million and $161.3 million, respectively, which may be available to offset future income tax liabilities and can be carried forward indefinitely.

As of December 31, 2019 and 2018, the Company has net operating loss carryforwards in the United Kingdom of $133.1 million and $46.4 million, which may be available to offset future income tax liabilities and can be carried forward indefinitely.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets. As of December 31, 2019, management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets in all jurisdictions. Accordingly, a full valuation allowance has been established against those deferred tax assets as of December 31, 2019.

The valuation allowance increased by approximately $57.2 million in 2019, $63.3 million in 2018 and $20.1 million in 2017 primarily as a result of operating losses generated with no corresponding financial statement benefit. The Company may release this valuation allowance when management determines that it is more-likely-than-not that the deferred tax assets will be realized. Any release of valuation allowance will be recorded as a tax benefit either increasing net income or decreasing net loss.

The Company’s reserves related to taxes and its accounting for uncertain tax positions are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more-likely-than-not to be realized following resolution of any potential contingencies present related to the tax benefit.

A summary of activity in the Company’s unrecognized tax benefits is as follows:

	2019	2018	2017
	(in thousands)
Unrecognized tax benefit at the beginning of the year	$10,219	$6,207	$2,343
Tax positions related to prior years	(14)	430	—
Tax positions related to statute lapse	(23)	—	—
Tax positions related to the current year	6,500	3,582	3,864
Unrecognized tax benefit at the end of the year	$16,682	$10,219	$6,207

As of December 31, 2019, 2018 and 2017, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was $16.7 million, $10.2 million and $6.2 million, respectively. At December 31, 2019, $1.0 million of the net unrecognized tax benefits would affect the Company’s annual effective tax rate if recognized.

The Company anticipates that $0.9 million of the total unrecognized tax benefits at December 31, 2019 will decrease within the next twelve months due to a statute lapse.

The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision. As of December 31, 2019 and 2018, the Company had recorded less than $0.1 million of interest or penalties related to uncertain tax positions.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by various tax authorities in the United States, Japan, Singapore and the United Kingdom. Tax years from 2016 to the present are still open to examination in the United States, from 2015 to the present in Japan, from 2015 to the present in Singapore and from 2017 to the present in the United Kingdom. To the extent that the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the tax authorities to the extent utilized in a future period.

As of December 31, 2019 and 2018, $17.2 million and $53.0 million, respectively, of cash was held by the subsidiaries outside of Singapore. The Company does not provide for Singapore income tax or foreign withholding taxes on foreign unrepatriated earnings, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries. If the Company decides to change this assertion in the future to repatriate any additional foreign earnings, the Company may be required to accrue and pay taxes. Because of the complexity of Singapore and foreign tax rules applicable to the distribution of earnings from foreign subsidiaries to Singapore, the determination of the unrecognized deferred tax liability on these earnings is not practicable.

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

12. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) retirement and savings plan (the “401(k) Plan”) covering employees of Wave USA. The 401(k) Plan allows employees to make contributions up to the maximum allowable amount set by the Internal Revenue Service. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. The Company made contributions of $1.0 million, $0.7 million, and $0.4 million in the years ended December 31, 2019, 2018, and 2017 respectively.

13. RELATED PARTIES

The Company had the following related party transactions for the periods presented in the accompanying consolidated financial statements, which have not otherwise been discussed in these notes to the consolidated financial statements:

•

The Company held cash of $0.1 million in depository accounts with Kagoshima Bank, Ltd., an affiliate of the Company’s shareholders, Kagoshima Shinsangyo Sousei Investment Limited Partnership, as of December 31, 2017. These depository accounts were closed during the three months ended March 31, 2018.

•

Pursuant to the terms of various service agreements with Shin Nippon Biomedical Laboratories Ltd., one of the Company’s shareholders, and its affiliates (together “SNBL”), the Company paid SNBL $1.3 million and $0.5 million for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively, for contract research services provided to the Company and its affiliates. Effective as of October 1, 2018, our contract research services arrangement with SNBL ended.

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

14. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly results from operations for the years ended December 31, 2019 and 2018 are as follows:

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Revenues	$3,026	$7,628	$2,929	$2,400
Operating expenses	51,014	53,245	57,108	62,933
Loss from operations	(47,988)	(45,617)	(54,179)	(60,533)
Net loss	(44,200)	(41,942)	(50,726)	(56,770)
Basic and diluted net loss per ordinary share	$(1.36)	$(1.22)	$(1.48)	$(1.65)

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Revenues	$1,422	$4,879	$4,493	$3,620
Operating expenses	37,197	41,452	42,725	52,563
Loss from operations	(35,775)	(36,573)	(38,232)	(48,943)
Net loss	(35,241)	(35,894)	(37,631)	(37,887)
Basic and diluted net loss per ordinary share	$(1.26)	$(1.23)	$(1.28)	$(1.29)

15. SUBSEQUENT EVENT

On February 6, 2020, the Company implemented a plan to reduce operating costs and better align its workforce with the needs of its business following the Company’s December 16, 2019 announcement of its decision to discontinue the suvodirsen program for patients with Duchenne muscular dystrophy (“DMD”) and to cease development of the Company’s other DMD programs. Under this cost reduction plan, the Company reduced its workforce by approximately 22%. The Company estimates that it will incur one-time restructuring charges of approximately $3.5 million, including employee severance, benefits and related termination costs, the majority of which it expects to pay in the first quarter of 2020.