Form 10-K/A
period 2019-12-31
Wave Life Sciences Ltd.
filed 2020-04-29
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

The number of outstanding ordinary shares of the registrant as of April 10, 2020 was 34,690,799.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Wave Life Sciences Ltd. (the “Company,” “we,” “our,” “us” or “Wave”) for the fiscal year ended December 31, 2019, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2020 (the “Original 10-K”). The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was intentionally omitted from Part III of the Original 10-K. In addition, this Amendment amends Item 15 of Part IV of the Original 10-K to update the exhibit list and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, that relate to future events or to our future operations or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. Forward-looking statements include statements, other than statements of historical fact, about, among other things: our ability to fund our future operations; our financial position, revenues, costs, expenses, uses of cash and capital requirements; our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements; the success, progress, number, scope, cost, duration, timing or results of our research and development activities, preclinical studies and clinical trials, including the timing for initiation or completion of or availability of results from any preclinical studies and clinical trials or for submission, review or approval of any regulatory filing; the timing of, and our ability to, obtain and maintain regulatory approvals for any of our product candidates; the potential benefits that may be derived from any of our product candidates; our strategies, prospects, plans, goals, expectations, forecasts or objectives; the success of our collaborations with third parties; any payment that our collaboration partners may make to us; our ability to identify and develop new product candidates; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy; our ability to develop sales and marketing capabilities; our estimates regarding future expenses and needs for additional financing; our ability to identify, recruit and retain key personnel; our financial performance; developments and projections relating to our competitors in the industry; our liquidity and working capital requirements; the expected impact of new accounting standards; and our expectations regarding the impact of COVID-19 on our research and development activities, preclinical studies and clinical trials, supply of drug product, and our workforce.

Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ. These risks, uncertainties and other factors include, among other things, our critical accounting policies and: the ability of our preclinical studies to produce data sufficient to support the filing of global clinical trial applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results and timing of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our effectiveness in managing current and future clinical trials and regulatory processes; the success of our platform in identifying viable candidates; the continued development and acceptance of nucleic acid therapeutics as a class of drugs; our ability to demonstrate the therapeutic benefits of our stereopure candidates in clinical trials, including our ability to develop candidates across multiple therapeutic modalities; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to fund our operations and to raise additional capital as needed; and competition from others developing therapies for similar uses; and the COVID-19 pandemic may negatively impact the conduct of, and the timing of enrollment, completion and reporting with respect to, our clinical trials; any other impacts on our business as a result of or related to the COVID-19 pandemic, as well as other risks and uncertainties under the “Risk Factors” section of the Original 10-K and in other filings we make with the SEC.

Each forward-looking statement contained in this Amendment is based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain.

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

In addition, any forward-looking statement in this Amendment represents our views only as of the date of this Amendment and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments may cause our views to change. Although we may elect to update these forward-looking statements publicly at some point in the future, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

ii

WAVE LIFE SCIENCES LTD.

FORM 10-K/A

iii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors

Pursuant to our Constitution, there is no maximum number of directors that may hold office at any time. Our Board of Directors (the “Board” or our “Board”) currently consists of 10 members and each of our directors is elected annually.

Set forth below are the names of our directors, their ages as of April 10, 2020, their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which they hold or have held directorships during the past five years. In addition, information about the specific experience, qualifications, attributes or skills that led to our Board’s conclusion at the time of filing of this Amendment that each person listed below should serve as a director is set forth below:

Name	Age	Position/Title
Paul B. Bolno, M.D., MBA	46	President, Chief Executive Officer and Director
Christian Henry	52	Chairman of the Board
Mark H. N. Corrigan, M.D.	62	Director
Peter Kolchinsky, Ph.D.	43	Director
Koji Miura	71	Director
Amy Pott	43	Director
Adrian Rawcliffe	48	Director
Ken Takanashi	55	Director
Gregory L. Verdine, Ph.D.	60	Director
Heidi L. Wagner, J.D.	55	Director

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

Mark H. N. Corrigan, M.D. has served as a director since September 2019. Dr. Corrigan currently serves as the Chief Executive Officer of Correvio Pharma Corp., where he has worked since March 2019. Prior to joining Correvio, Dr. Corrigan was President of Research and Development at Tremeau Pharmaceuticals from 2016 to March 2019. Dr. Corrigan served as President and Chief Executive Officer of Zalicus, Inc. (formerly CombinatoRx) from 2010 to 2014. Prior to that time, from 2003 to 2009, Dr. Corrigan held the role of Executive Vice President, Research and Development at Sepracor Inc. From 2000 to 2003, Dr. Corrigan served as Group Vice President, Clinical Research & Experimental Medicine at Pharmacia Corporation. Prior to this, Dr. Corrigan held various roles at The Upjohn Company, The University of North Carolina, and the National Institute of Mental Health Center for Psychoneuroendocrinology in Adults and Children at Dorthea Dix Hospital. Dr. Corrigan currently serves as a member of the boards of directors of Correvio Pharma Corp., Nabriva Therapeutics, and Tremeau Pharmaceuticals, of which he is a co-founder. Dr. Corrigan holds an M.D. from the University of Virginia and received specialty training in psychiatry at Maine Medical Center and Cornell University. He received a Bachelor of Arts in Psychology from the University of Virginia. We believe he is qualified to serve on our Board because of his experience as a board member, board committee member and chief executive officer of publicly-traded biopharmaceutical companies.

Peter Kolchinsky, Ph.D. has served as a director since January 2015. Dr. Kolchinsky is a founder and Managing Partner of RA Capital Management, L.P., a multi-stage investment manager which is dedicated to evidence-based investing in healthcare and life science companies that are developing drugs, medical devices, and diagnostics, where he has worked since 2001. RA Capital Management, L.P. is the investment manager of RA Capital Healthcare Fund, L.P. He serves as a member of the board of directors of a number of private companies. Dr. Kolchinsky also leads RA Capital’s engagement and publishing efforts, which aim to make a positive social impact and spark collaboration among healthcare stakeholders, including patients, physicians, researchers, policymakers, and industry. He served on the Board of Global Science and Technology for the National Academy of Sciences from 2009 to 2012, is the author of "The Great American Drug Deal" and "The Entrepreneur’s Guide to a Biotech Startup", and frequently writes and speaks on the future of biotechnology innovation. Dr. Kolchinsky earned his Ph.D. in virology from Harvard University and earned his bachelor’s degree in Biology from Cornell University. We believe Dr. Kolchinsky is qualified to serve on our Board because of his business experience including his experience as an institutional investor and his experience serving on the boards of various healthcare and life science companies.

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

Amy Pott has served as a director since September 2019. Ms. Pott currently serves as President, North America for Swedish Orphan Biovitrum (SOBI), where she has worked since April 2019. Prior to joining SOBI, Ms. Pott served as Group Vice President, US Franchise Head, Internal Medicine and Oncology from 2017 to April 2019, and as Group Vice President, US Commercial Operations in 2016 at Shire Plc. From 2015 to 2016, Ms. Pott held the role of Vice President, Global Market Access and Vice President, Strategy, Planning and Analytics at Baxalta, Inc. Prior to joining Baxalta, Ms. Pott served in various roles at Baxter Healthcare Corporation, including Director, Business Model Innovation, Europe from 2014 to 2015;  Director, Market Access and Evolving Health UK & Ireland from 2012 to 2014; Director, Market Access UK & Ireland from 2009 to 2012; Director, UK Government Affairs, Public Policy and Communications from 2004 to 2009, and Manager, UK Government Affairs & Public Policy in 2004. Prior to this time, Ms. Pott also served in various roles at the National Institute for Health and Care Excellence, NHS Confederation, APCO Worldwide LLC, and the House of Lords (London, UK). Ms. Pott earned a Master of Science from the London School of Economics, and a Bachelor of Arts from the University of Bristol. We believe she is qualified to serve on our Board because of her extensive experience as an executive leading commercial operations within rare disease pharmaceutical companies.

Adrian Rawcliffe has served as a director since February 2017. Since September 2019, Mr. Rawcliffe has served as the Chief Executive Officer of Adaptimmune Therapeutics plc. From 2015 to September 2019, he served as their Chief Financial Officer. Prior to joining Adaptimmune, Mr. Rawcliffe served in various roles at GlaxoSmithKline plc, including Senior Vice President Finance, North America Pharmaceuticals and Global Franchises from 2011 to 2015; Senior Vice President, Worldwide Business Development and R&D Finance from 2006 to 2011; Vice President, Worldwide Business Development Transactions and Ventures from 2003 to 2005; and Vice President, Deal Structuring from 2001 to 2003. From 2005 to 2006, Mr. Rawcliffe served as the President and Managing Partner of SR One Ltd. Mr. Rawcliffe began his career as a supervisor at Coopers & Lybrand (now PricewaterhouseCoopers) from 1993 to 1997. Mr. Rawcliffe received his B.Sc. in Natural Sciences from the University of Durham, England. Mr. Rawcliffe also received Chartered Accountancy training through The Institute of Chartered Accountants in England and Wales (ICAEW). We believe he is qualified to serve on our Board because of his global expertise, along with extensive business and operating experience at one of the world’s largest global healthcare companies.

Ken Takanashi has served as a director since July 2012. Since 2002, Mr. Takanashi has served in various executive management and director roles at Shin Nippon Biomedical Laboratories Ltd., or “SNBL,” and its affiliates and currently serves as its Executive Vice President, Chief Operating Officer. Mr. Takanashi was the Chief Financial Officer of SNBL USA, Ltd., a subsidiary of Shin Nippon Biomedical Laboratories, from 2012 to 2014. Mr. Takanashi also serves on the board of directors of Satsuma Pharmaceuticals, Inc. a public biopharmaceutical company.  Mr. Takanashi earned an M.B.A. from the University of Warwick and received his bachelor’s degree from the University of Tokyo and is a Chartered Public Accountant. We believe he is qualified to serve on our Board because of his extensive experience leading research and development for biopharmaceutical companies and his business, financial and accounting credentials.

Gregory L. Verdine, Ph.D. is one of our founders and has served as a director since July 2013. He was our President, Chief Executive Officer and Chief Scientific Officer from our inception through December 2013 and served as Chairman of our Board from July 2013 through September 2017. Since 1989, Dr. Verdine has served as the Erving Professor of Chemistry in the Department of Stem Cell and Regenerative Biology and the Department of Chemistry and Chemical Biology at Harvard University and Harvard Medical School; he is now Erving Professor of Chemistry, Emeritus. Dr. Verdine co-founded the non-profit Gloucester Marine Genomics Institute and Gloucester Biotechnology Academy in 2013 and served as the Founding President until 2016. He is the co-founder of Fog Pharmaceuticals Inc. and currently serves as Chairman, President and CEO for the company. He is also Chairman, CEO and CSO of LifeMine Therapeutics Inc. He is also the founder of Warp Drive Bio (merged with Revolution Medicines, Inc.  (Nasdaq: RVMD)) and served in various roles, from Chief Scientific Officer to Chief Executive Officer, from the company’s inception in 2012 until April 2016. Dr. Verdine founded Enanta Pharmaceuticals and served as a member of its board of directors from 1990 through its initial public offering in 2013. He is a Venture Partner at WuXi Healthcare Ventures, and has previously served as Venture Partner at AppleTree Ventures, TPG Biotech and Third Rock Ventures. He has served on the Board of Scientific Counsellors of the National Cancer Institute, and is on the Board of Scientific Consultants of the Memorial Sloan Kettering Cancer Center, and he is a Senior Advisor to Shin Nippon Biomedical Laboratories Ltd. Dr. Verdine is also the co-founder of Eleven Biotherapeutics, Tokai Therapeutics, Aileron Therapeutics, and Gloucester Pharmaceuticals (acquired by Celgene in 2010). He has also served as a director of the Chemical Biology Initiative and the Program in Cancer Chemical Biology at the Dana-Farber Cancer Institute. Dr. Verdine received his Ph.D. in Chemistry from Columbia University and completed postdoctoral work in Molecular Biology at the Massachusetts Institute of Technology and Harvard Medical School. We believe he is qualified to serve on our Board because of his expertise and deep knowledge of our company, its technology and our industry and his long track record of creating and advising successful biopharmaceutical companies.

Heidi L. Wagner, J.D. has served as a director since September 2019. Ms. Wagner currently serves as Senior Vice President, Government Affairs and Policy at Global Blood Therapeutics, Inc., where she has worked since 2018. Prior to joining Global Blood Therapeutics, Ms. Wagner served as Senior Vice President, Global Governmental Affairs at Alexion Pharmaceuticals, Inc. from 2012 to 2018, and as Vice President, Global Government Affairs from 2009 to 2012. Ms. Wagner held the role of Senior Director of Government Affairs at Genentech, Inc. from 2000 to 2009, and as Director, Government Affairs from 1998 to 1999. Prior to that time, she served as Health Policy Director and Consultant at Healthcare Leadership Council, and in various roles at Epstein Becker & Green and Groom & Nordberg, and the U.S. House of Representatives. Ms. Wagner currently serves as a member of the board of directors of the American Kidney Fund, as a Trustee of the University of Colorado Foundation, and as an advisory board member of the University of Colorado, College of Media, Communication and Information. From 2015 to 2018, she also served as a member of the board of directors of the European Confederation of Pharmaceutical Entrepreneurs. Ms. Wagner earned a J.D. from George Mason University School of Law and received a Bachelor of Science in Journalism and Mass Communication from the University of Colorado. We believe she is qualified to serve on our Board because of her experience as a government affairs executive driving strategy for government policy, pricing, reimbursement and patient access for biopharmaceutical companies.

Pursuant to the Singapore Companies Act, Chapter 50 (the “Singapore Companies Act”) and our Constitution, our Board must have at least one director who is ordinarily resident in Singapore. Mr. Miura is our Singapore resident director.

Committees of the Board of Directors and Meetings

Meeting Attendance. During the fiscal year ended December 31, 2019, there were six meetings of our Board, and the various committees of the Board met a total of 15 times. No director attended fewer than 75% of the total number of meetings of the Board and of committees of the Board on which such director served during 2019. The Board has adopted a policy under which our directors are encouraged to attend our annual general meetings of shareholders. As a Singapore company, we are required to prepare annual Singapore statutory audited financial statements (our “second annual audit”) and to deliver them to our shareholders in connection with our annual general meetings of shareholders. Our second annual audit can only be conducted following our first annual audit, which requires our preparation and filing of annual U.S. GAAP audited consolidated financial statements with the SEC. As a result, these multiple audits do not allow us to schedule our quarterly board meetings at the same time as our annual general meetings of shareholders and we typically hold our annual general meetings during the summertime.

Audit Committee. Our Audit Committee held seven meetings during the fiscal year ended December 31, 2019. Our Audit Committee currently has four members: Mr. Henry (Chairman), Dr. Corrigan, and Messrs. Miura and Rawcliffe. During the period of January 1, 2019 through September 23, 2019, our Audit Committee was comprised of Mr. Henry (Chairman), and Messrs. Miura and Rawcliffe. On September 24, 2019, Dr. Corrigan joined as a member of our Audit Committee. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the responsibility to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits.

Dr. Corrigan and Messrs. Henry, Miura and Rawcliffe satisfy the current independence standards promulgated by the SEC and by the Nasdaq Stock Market, as such standards apply specifically to members of audit committees. The Board has determined that each member of the Audit Committee meets the financial literacy requirements of the Nasdaq Stock Market Rules and that each of Messrs. Henry and Rawcliffe qualifies as an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K.

A copy of the Audit Committee’s written charter is publicly available on our website at www.wavelifesciences.com.

Compensation Committee. Our Compensation Committee met five times during the fiscal year ended December 31, 2019. The Compensation Committee currently has three members: Mr. Henry (Chairman), Dr. Kolchinsky and Ms. Pott. During the period of January 1, 2019 through September 23, 2019, our Compensation Committee was comprised of Mr. Henry (Chairman), Dr. Kolchinsky and Mr. Takanashi. On September 24, 2019, Ms. Pott replaced Mr. Takanashi as a member of our Compensation Committee. Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and include reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our 2014 Equity Incentive Plan, as amended (the “2014 Equity Incentive Plan”) and our 2019 Employee Share Purchase Plan (the “2019 ESPP”). The Compensation Committee is responsible for determining the compensation of our executive officers.

Each member of the Compensation Committee qualifies as independent under the definition promulgated by the Nasdaq Stock Market.

A copy of the Compensation Committee’s written charter is publicly available on our website at www.wavelifesciences.com.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee met three times during the fiscal year ended December 31, 2019. The Nominating and Corporate Governance Committee currently has three members: Mr. Henry (Chairman), Mr. Takanashi and Ms. Wagner. During the period of January 1, 2019 through September 23, 2019 our Nominating and Corporate Governance Committee was comprised of Mr. Henry (Chairman), Mr. Takanashi and Dr. Kolchinsky. On September 24, 2019, Ms. Wagner replaced Dr. Kolchinsky as a member of our Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee’s role and responsibilities are set forth in the Nominating and Corporate Governance Committee’s written charter and include evaluating and making recommendations to the full Board as to the size and composition of the Board and its committees, evaluating and making recommendations as to potential candidates, and evaluating current Board members’ performance.

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

The process followed by the Nominating and Corporate Governance Committee to identify and evaluate director candidates includes making requests to Board members and others for recommendations, holding meetings from time to time to evaluate biographical information and reviewing background material relating to potential candidates and interviews of selected candidates by members of the committee and the Board. The Nominating and Corporate Governance Committee is also authorized by its charter to retain search firms to identify director candidates. The qualifications, qualities and skills that the committee believes must be met by a committee-recommended nominee for a position on our Board are as follows:

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

•

Nominees shall not be discriminated against on the basis of race, religion, national origin, sex, sexual orientation, disability or any other basis proscribed by law. Diversity on our Board is highly valued and is actively considered in the nomination process as well as in the Board’s annual performance evaluation.

•	Nominees should normally be able to serve for at least five years before reaching the age of 70.

The Nominating and Corporate Governance Committee considers issues of diversity among its members in identifying and considering nominees for director, and strives where appropriate to achieve a diverse balance of backgrounds, perspectives, experience, age, gender, ethnicity and country of citizenship on the Board and its committees. The value of many forms of diversity is reflected on our Board, and we believe that our current Board represents diversity of thought, background and experience, as well as diversity of personal characteristics such as gender, ethnicity and age. The Board is committed to seeking out highly qualified women and minority candidates, as well as candidates with diverse backgrounds, skills and experiences as part of each search for qualified directors the Company undertakes. The Board’s commitment to gender diversity was most recently demonstrated by the 2019 appointments of two female directors to our Board and its committees.

A copy of the Nominating and Corporate Governance Committee’s written charter and our Corporate Governance Guidelines, which set forth our nominee requirements are publicly available on our website at www.wavelifesciences.com.

Procedures by which Shareholders may Nominate Directors

The Nominating and Corporate Governance Committee shall review and evaluate information available to it regarding candidates proposed by shareholders and shall apply the same criteria, and shall follow substantially the same process in considering them, as it does in considering other candidates. The factors generally considered by the Nominating and Corporate Governance Committee are set out in our Corporate Governance Guidelines, which are publicly available on the “For Investors & Media” section of our website at http://ir.wavelifesciences.com/ under the heading “Corporate Governance.” If a shareholder wishes to nominate a candidate to be considered by the Nominating and Corporate Governance Committee for election as a director at our 2021 Annual General Meeting of Shareholders, it must give timely notice of the nomination in writing to our General Counsel not less than 45 days prior to the date that is one year from the date on which we first mail our proxy statement relating to our 2020 Annual General Meeting of Shareholders, or 2020 AGM. All shareholder proposals should be marked for the attention of General Counsel, Wave Life Sciences Ltd., 733 Concord Avenue, Cambridge, MA 02138.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee currently has three members: Mr. Henry (Chairman), Dr. Kolchinsky and Ms. Pott. During the period of January 1, 2019 through September 23, 2019, our Compensation Committee was comprised of Mr. Henry (Chairman), Dr. Kolchinsky and Mr. Takanashi. On September 24, 2019, Ms. Pott replaced Mr. Takanashi as a member of our Compensation Committee. Dr. Kolchinsky is the Managing Partner of RA Capital Management, L.P., the investment manager of RA Capital Healthcare Fund, L.P., one of our shareholders. We have entered into certain transactions with affiliates of RA Capital Healthcare Fund, L.P., as further described under “Certain Relationships and Related Person Transactions” below.

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

Hedging and Pledging Policies

We maintain an Insider Trading Policy that, among other things, prohibits all officers, including our named executive officers, directors and employees from engaging in “hedging” transactions with respect to our ordinary shares. This includes short sales, hedging of share ownership positions, transactions in straddles, collars or other similar risk reduction or hedging devices. and transactions involving derivative securities relating to our ordinary shares. In addition, they are also prohibited from pledging of the Company’s securities as collateral for a loan; provided, however, that (i) any pledge arrangement which existed prior to the adoption of the Company’s Insider Trading Policy in connection with its initial public offering, was grandfathered and need not be unwound solely due to the adoption of this policy; and (ii) exceptions may be granted for pledge arrangements where Company personnel wish to pledge the Company’s securities as collateral for a loan (other than a margin loan) and can demonstrate the financial wherewithal to repay the loan without having to resort to the pledged securities.

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

Executive Officers

Set forth below is information as of April 10, 2020 regarding our executive officers who are not also directors. We have employment agreements with certain of our executive officers and all of our executive officers are at-will employees.

Name	Age	Title
Christopher Francis, Ph.D.	42	Senior Vice President, Corporate Development, Head of Emerging Areas
David Gaiero	41	Interim Chief Financial Officer
Michael Panzara, M.D., MPH	53	Chief Medical Officer
Chandra Vargeese, Ph.D.	58	Senior Vice President, Drug Discovery

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

David Gaiero has served as our Interim Chief Financial Officer since January 9, 2020. Prior to this appointment, Mr. Gaiero served as our Vice President, Corporate Controller since July 2017. Prior to joining us, from 2015 to 2017 Mr. Gaiero served as Vice President, Global Controller of OvaScience, Inc. and from 2007 to 2015 he held various positions of increasing responsibility and scope in finance and accounting at iRobot Corporation. Mr. Gaiero began his career in public accounting at PricewaterhouseCoopers, LLP. Mr. Gaiero received a Bachelor of Business Administration in Accounting from the University of Massachusetts, Amherst, and is a Certified Public Accountant in Massachusetts.

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

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a code of business conduct and ethics that applies to all of our employees, including our principal executive officer and principal financial and accounting officer. The text of the code of conduct and ethics is posted on our website at www.wavelifesciences.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive officer or principal financial officer will be included in a Current Report on Form 8-K filed with the SEC within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of the Nasdaq Stock Market.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

In the paragraphs that follow, we have provided an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making those decisions. Following this section, you will find a series of tables containing specific information about the compensation earned or paid in the fiscal year ended December 31, 2019 to the following executive officers, who we will refer to throughout as our “named executive officers” or “NEOs”:

Name	Principal Position
Paul B. Bolno, M.D., MBA	President and Chief Executive Officer
Keith C. Regnante (1)	Former Chief Financial Officer
Mark Baldry (2)	Former Chief Commercial Officer
Michael Panzara, M.D., MPH	Chief Medical Officer
Chandra Vargeese, Ph.D.	Senior Vice President, Drug Discovery

(1)	As of January 9, 2020, Mr. Regnante stepped down from his position as our Chief Financial Officer.
(2)

On August 5, 2019, Mr. Baldry joined us as our Chief Commercial Officer. Following the discontinuation of our then-lead program (suvodirsen) in December 2019, he stepped down from his position in February 2020.

In 2019, we received support from over 87% of our shareholders who cast votes on our say-on-pay proposal.

Executive Compensation Philosophy

Our Compensation Committee regularly reviews the elements of the individual compensation packages for our Chief Executive Officer and our other executive officers to achieve the following primary objectives:

•	Attract, retain and motivate superior executive talent across all areas of our business;
•

Provide incentives that reward the achievement of performance goals that directly correlate to the enhancement of shareholder value, which we seek to achieve through the discovery, development and potential commercialization of transformative medicines;

•	Ensure the majority of compensation is performance-based and “at-risk”; and
•	Align our executive officers’ interests with those of our shareholders through long-term incentives linked to specific performance.

We aim for simplicity in our compensation program so that it is easy for our employees and our shareholders to understand the various components of our compensation program and the incentives designed to drive Company performance. The three key components of our executive compensation program are base salary, annual cash performance-based incentives and equity-based long-term incentive awards.

2019 Business Highlights

2019 was a milestone year for Wave, during which we made progress in our mission to discover and develop novel oligonucleotide therapeutics for the potential treatment of genetically defined diseases, while also enduring a disappointing setback. In 2019, years of hard work, collaboration and commitment culminated in several data readouts for our lead programs in Duchene muscular dystrophy and Huntington’s disease. Highlights of our accomplishments and milestones that informed our executive compensation decisions are described below.

Discontinuation of suvodirsen development program in DMD: In April 2019, we reported favorable safety and tolerability data in our Phase 1 trial for our then-lead program suvodirsen for patients with DMD who are amenable to exon 51 skipping and we announced the details of our planned Phase 2/3 trial. With those positive safety data in hand, we spent much of 2019 building out our organization in anticipation of a potential accelerated approval and commercial launch of suvodirsen in the U.S. However, in December 2019, based on our interim analysis of the Phase 1 open-label extension (“OLE”) study, we announced our disappointing decision to discontinue development of suvodirsen. The results of the OLE study showed no change from baseline in dystrophin expression, as measured by western blot. We do not believe that the results of our suvodirsen program have any read-through to our clinical, preclinical or discovery programs in central nervous system (“CNS”), ophthalmology or hepatic diseases.

Clinical trial and regulatory advancements in HD: In Huntington’s disease (“HD”), we reported interim topline clinical data from our ongoing Phase 1b/2a PRECISION-HD2 trial in December 2019 that demonstrated a statistically significant reduction in mutant huntingtin and a favorable safety profile supporting the addition of a higher dose cohort, which we initiated in January 2020. These historic data were the first to support the potential for an allele-selective approach to treating this devasting disease that impacts more than 30,000 people in the United States alone. Throughout 2019, we continued to advance our Phase 1b/2a PRECISION-HD1 trial, which is ongoing and has remained blinded based on the topline results from the PRECISION-HD2 trial. In October 2019, we initiated an open label extension study of the PRECISION-HD2 trial outside of the United States for patients who participated in that trial.

Pipeline, program and platform development: During 2019, we made significant advancements toward clinical development in our third-allele selective HD program, our HTT SNP3 program, and our C9orf72 program for amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”), both of which benefited meaningfully from novel advances in our PRISM platform. We expect to initiate clinical development for both programs in the second half of 2020. In addition to advances in PRISM that we have pulled through to our CNS programs, 2019 was a year of significant advancement for the development of our ADAR-mediated RNA-editing platform capability. Our 2019 progress in ADAR culminated in our presentation of proof-of-concept data for our RNA-editing program in January 2020, which demonstrated endogenous ADAR engagement in vitro. We expect to have initial in vivo results in 2020, and we look forward to sharing further updates on this exciting new modality.

Strategic collaborations: In 2019, we continued to leverage our latest learnings from PRISM to design and advance additional stereopure oligonucleotides with optimized profiles for CNS indications, including Parkinson’s, Alzheimer’s and other diseases as part of our collaboration with Takeda Pharmaceutical Company Limited.

Finance and operations: We ended 2019 with $147.2 million in cash and cash equivalents. In January 2019, we completed an underwritten public offering of our ordinary shares, resulting in gross proceeds to us of approximately $172.6 million. During 2019, we further enhanced our internal cGMP manufacturing capabilities to increase control and visibility of our drug substance supply chain. We continued to strengthen our intellectual property position and in 2019, we filed 10 new patent applications and eight new U.S. patents were issued.

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

For 2019, Radford reviewed and advised on all principal aspects of our executive compensation program, including:

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

•	Meeting with the Compensation Committee to review elements of executive compensation including the competitiveness of the executive compensation program.

Our Compensation Committee has assessed the independence of Radford consistent with the Nasdaq Stock Market listing requirements and has concluded that the engagement of Radford does not raise any conflicts of interest.

Peer Companies and Use of Market Data

In determining market competitiveness of executive officer compensation, our Compensation Committee, with the assistance of its independent compensation consultant, Radford, evaluates the market competitiveness of compensation for each of our executive officers in order to guide target compensation decisions for the coming year. Our Compensation Committee references a peer group of publicly traded companies in the biopharmaceutical industry for purposes of gathering data to compare with our existing executive compensation levels and practices and as context for future compensation decisions. Our Compensation Committee reviews and updates the compensation peer group each year, as appropriate, to include companies that the Compensation Committee believes are competitors for executive talent and that are similar to us in terms of their stage of development, therapeutic focus, market capitalization, number of employees, structure, financial profile and geographic proximity to the Cambridge biotech cluster, as applicable. We also recognize that it is unlikely for companies to align equally on all factors, so we consider companies that meet a majority of the criteria. Due to the nature of our business, we compete for executive talent with many companies much larger than we are. Our Compensation Committee considers peer group and other industry compensation data and the recommendations of our compensation consultant when making decisions related to executive compensation, ultimately giving consideration to the competitiveness of our compensation program, internal perceptions of equity and individual performance and role.

In late 2018 we reevaluated our peer group for 2019 and based on the factors described above, Radford determined that four companies no longer met the selection criteria and recommended that they be removed from the historical peer group. Radford further recommended the addition of nine companies better aligned with the selection criteria, with a specific focus on stage of development and talent profile (principally that we compete for talent in a high demand – low availability marketplace against companies that are significantly larger we are). Our Compensation Committee considered Radford’s recommendations and ultimately determined that our peer group for 2019 should consist of the following 24 companies that were selected among publicly traded biopharmaceutical companies:

•Aduro BioTech, Inc.

•Akcea Therapeutics, Inc.

•Alnylam Pharmaceuticals, Inc.

•Arbutus Biopharma Corporation

•Arrowhead Pharmaceuticals, Inc.

•Audentes Therapeutics, Inc.

•bluebird bio, Inc.

•Blueprint Medicines Corp.

•CRISPR Therapeutics AG

•CytomX Therapeutics, Inc.

•Denali Therapeutics Inc.

•Dicerna Pharmaceuticals, Inc.

•Editas Medicine, Inc.

•Epizyme, Inc.

•Intellia Therapeutics, Inc.

•Ionis Pharmaceuticals, Inc.

•REGENXBIO, Inc.

•Sage Therapeutics, Inc.

•Sangamo Therapeutics, Inc.

•Sarepta Therapeutics, Inc.

•Spark Therapeutics, Inc.

•Ultragenyx Pharmaceutical Inc.

•Voyager Therapeutics, Inc.

• Xencor, Inc.

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

Base Salary

Annual base salary is designed to provide a competitive fixed rate of pay, recognizing different levels of responsibility and performance. Actual salaries reflect the judgment and consideration of numerous factors by the Compensation Committee. These factors include the NEO’s experience, importance of position, performance, comparative survey data, internal pay equity, scope of responsibilities, expertise, the criticality of the NEO’s position within the Company, the other elements of compensation received by the NEO, and the NEO’s compensation in comparison to similarly situated executive officers at comparable companies in our peer group. The salary increases for 2019 for all of our NEOs were made to ensure better alignment with market data and in consideration of internal pay equity.

The following were the annual base salaries of our NEOs in effect for 2018 and 2019:

	2018	2019
Name	Base Salary	Base Salary	% Increase
Paul B. Bolno, M.D., MBA	$541,100	$578,977	7%
Keith C. Regnante	$350,000	$362,250	3.5%
Mark Baldry(1)	$ —	$425,000	- %
Michael Panzara, M.D., MPH	$430,300	$451,815	5%
Chandra Vargeese, Ph.D.	$400,000	$426,000	6.5%

(1)	Mr. Baldry commenced employment with us in August 2019.

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

For 2019, the target bonus opportunity for each NEO was the same as for 2018, except for Dr. Bolno whose target percentage was increased from 55% to 65% to align his bonus opportunity with similarly situated CEOs.

At the beginning of 2019, our Board approved ambitious corporate goals and objectives that our Compensation Committee then used to design our annual incentive compensation program for 2019. Under this program, the Compensation Committee established corporate goals that would apply uniformly to all of our executive officers. For the reasons set forth under “2019 Business Highlights” above, we believe that 2019 was a year of strong performance and although we were delayed or unable to achieve some of our goals, we achieved or exceeded most of our goals. In addition to our stated goals, we completed a follow-on public offering in January 2019 that yielded $172.6 in gross proceeds thereby substantially extending our cash runway. Our 2019 corporate goals that were assessed to determine our 2019 corporate performance follow:

•	Deliver clinical data on suvodirsen from the interim analysis of our Phase 1 open-label extension study (achieved)
•	Initiate Phase 2/3 trial for suvodirsen (achieved)
•

Prepare and file clinical trial application for WVE-N531 for patients amenable to exon 53 skipping (prepared to file, but did not file due to discontinuation of DMD franchise following suvodirsen data readout)

•	Deliver clinical data on WVE-120102 from our PRECISION-HD2 clinical trial (delayed from 1H 2019; achieved in 2H 2019)
•	Deliver clinical data on WVE-120101 from our PRECISION-HD1 clinical trial (delayed from 1H 2019; delayed into 2020)
•	Advance C9orf72 program for ALS and FTD to support initiation of clinical development in 2020 (achieved)
•	Advance HTT SNP3 program for HD to support initiation of clinical development in 2020 (achieved)
•	Deliver in vivo proof-of-concept data supporting ophthalmology candidate targeting USH2A (achieved)
•	Maintain supply of preclinical and clinical material for our ongoing and planned programs (achieved)
•	Ensure the preparation of a CMC package to support NDA filing for suvodirsen (achieved)
•	Hire Chief Commercial Officer, build and begin implementing commercialization roadmap (achieved)
•	Establish commercial readiness plan for suvodirsen (achieved)
•	Design, develop and deliver next generation of Wave management development training program (achieved)
•	Maintain regrettable turnover below industry standards (achieved)
•	Deliver 2019 corporate goals within our 2019 budget (achieved)

Based on our Board’s assessment and consideration of the relative weighting and importance of our goals, our Board determined that we achieved 75% of our 2019 corporate goals. The Compensation Committee then determined that bonuses for 2019 performance be paid to our named executive officers based on these results. In early 2020, our CEO and other NEOs were awarded their incentive payouts in connection with meeting the 2019 corporate goals at 75% of their incentive target amounts. The following table sets forth the cash bonus payments for 2019 performance:

	Incentive Target Amount
Name	(as a % of Base Salary)	Actual Award
Paul B. Bolno, M.D., MBA	65%	$282,251
Keith C. Regnante	40%	$108,675
Mark Baldry	40%	$52,048
Michael Panzara, M.D., MPH	40%	$135,545
Chandra Vargeese, Ph.D.	40%	$127,800

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

Our 2014 Equity Incentive Plan, which we adopted prior to our initial public offering, was amended in August 2017 following shareholder approval of the amendments to our 2014 Equity Incentive Plan at our 2017 Annual General Meeting. The plan allows for the grant of options, restricted share awards, restricted share unit awards (RSUs), other share or cash-based awards and dividend equivalent awards to employees, non-employee directors and consultants.

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

•

2018 LTIP – grants were made at approximately 67% in share options that vest over a four-year period with 25% vesting on February 15, 2019 and the remainder vesting quarterly over the next three years; and approximately 33% in RSUs that vest annually in equal installments of 25% over a four-year period beginning on February 15, 2019; and

•

2019 LTIP – grants were made at approximately 79% in performance-based RSUs and approximately 21% in time-based RSUs that vest annually in equal installments of 25% over a four-year period beginning on February 15, 2020. The performance-based RSUs vest based on two separate performance metrics: 80% of the award will vest upon receipt of the first regulatory approval of a Wave drug product by the U.S. Food and Drug Administration or European Medicines Agency; and 20% of the award will vest upon the first commercial sale of a Wave drug product, in each case, occurring by March 7, 2029, subject to continuous service.

In 2017, we changed the type of awards granted to a mix of two types of equity awards to combine the retention and downside risk benefits inherent in RSUs with the stockholder-value-creation benefits inherent in share options, while mitigating the potential risk that may manifest itself through using a single type of award. In 2018, we continued this practice of granting a combination of share options and RSUs.

In 2019, we determined not to grant share options and instead added performance-based RSUs to the mix of grants for all of our employees, including our NEOs, in addition to the continued grant of time-based RSUs. The performance-based RSUs were designed to provide significant “at risk” compensation directly aligned with shareholder value creation, further promote cross-company collaboration around critical company milestones, provide equity incentives consistent with our pay-for-performance philosophy and retain key talent. All employees, including our NEOs, received a combination of performance-based RSUs with the same performance criteria (described under the 2019 LTIP bullet above) and time-based RSUs. The allocation of the two award types for each employee was adjusted on a sliding scale based on seniority, with executives and more senior employees receiving a higher percentage of performance-based RSUs than time-based RSUs and less senior employees receiving a higher percentage of time-based RSUs than performance-based RSUs. In determining the equity awards to be granted to our named executive officers as part of the 2019 LTIP, our Compensation Committee considered, most importantly, the long-term nature of the performance criteria (up to ten years), among other factors, including the value of the equity awards received by executives in our compensation peer group and our industry and the size of the equity awards as a percentage of our outstanding shares, dilution to existing shareholders and the retention value in the outstanding equity program based on the value of outstanding unvested awards. To promote our performance-based compensation philosophy, individual equity awards were positioned higher or lower within the compensation peer group range based on the individual performance of each named executive officer.

In March 2020, in recognition of our lower share price following the discontinuation of our then-lead program (suvodirsen) in December 2019 and to directly align the interests of our employees with those of our shareholders, we granted time-based share options to all employees, including our NEOs. Drs. Bolno, Panzara and Vargeese received 60,000, 36,000 and 36,000 share options, respectively. These share options were granted by our Compensation Committee at a regularly scheduled meeting on March 3, 2020, at an exercise price of $8.17 per share; and vest over a two-year term, with 50% vesting on February 1, 2021 and the remainder vesting in 2022. The Compensation Committee chose this two-year vesting schedule over our standard four-year vesting schedule as a means of retention and because the performance-based RSUs granted as part of the 2019 LTIP became less likely to vest in the near-term due to the discontinuation of our suvodirsen in December 2019, but the performance criteria remain relevant to incentivize performance albeit over a longer period of time. In addition to Dr. Bolno’s 2020 LTIP grant and in lieu of a cash salary increase for the 2020 calendar year, he opted to receive an additional 3,000 share options with the same vesting schedule and exercise price as the 2020 LTIP awards.

Mr. Baldry joined us in August 2019 as our Chief Commercial Officer with a focus on building our commercial function in preparation for the launch of suvodirsen. In connection with the negotiation of his employment agreement, he received 25,000 share options that vest over four years; 35,000 time-based RSUs that vest over four years; 4,000 time-based RSUs that vest over two years; and 25,000 performance-based RSUs (same performance criteria as those awarded in the 2019 LTIP). Following the discontinuation of suvodirsen in December 2019 and in connection with Mr. Baldry’s separation from Wave in February 2020 as part of our workforce reduction that impacted 22% of our workforce, all of his equity awards were forfeited.

For the details regarding our 2019 equity awards, see the “2019 Fiscal Year Grants of Plan-Based Awards” table below.

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

We maintain a 401(k) plan that is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. In general, all of our employees, including our named executive officers, are eligible to participate in the 401(k) plan. Under the 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit, equal to $19,000 in 2019, and to have the amount of such reduction contributed to the 401(k) plan. We currently match 50% of an employee’s 401(k) contributions up to a maximum of 6% of the participant’s compensation. Matching contributions are 100% vested upon completion of one year of service with the Company. In addition, employees who turn age 50 before the end of any calendar year may also defer up to an additional $6,000, and these catch-up contributions are eligible for matching contributions. Matching contributions made to each of our named executive officers are included in the “Summary Compensation Table” below.

Employment Agreements and Severance Benefits

Each of our named executive officers entered into an employment agreement or offer letter with the Company in connection with the commencement of his or her employment. All employment agreements and offer letters generally provide for at-will employment and that our named executive officers are eligible to participate in employee benefit plans of general applicability to other employees, which we maintain from time to time. Dr. Bolno’s employment agreement, which was entered into while we were still a private company, provides for continued payment of his base salary for 12 months if he is terminated by the Company without cause. Each of Dr. Panzara, Mr. Regnante and Mr. Baldry, who joined the Company after our initial public offering, entered into an employment agreement with the Company that provides if he is involuntarily terminated by the Company without cause or he terminates his employment for good reason, he will be entitled to receive continued payment of his base salary for 12 months following termination, and continued payment of health insurance premiums at the Company’s then normal rate of contribution until the earlier of 12 months following termination or until he commences new employment. In addition, if a change of control occurs and within one year following the change of control, Dr. Panzara, Mr. Regnante or Mr. Baldry is involuntarily terminated without cause or terminates his employment for good reason, he will be entitled to receive a lump sum cash payment equal to 12 months of his then-current annual base salary; the payment of a separation bonus equal to his then annual target bonus opportunity, prorated through his termination date; and continued payment of health insurance premiums at the Company’s then normal rate of contribution until the earlier of 12 months following the termination date or until he commences new employment.

In January and February 2020, in connection with the separation of Messrs. Regnante and Baldry from the Company, respectively, each received the severance benefits to which he was entitled under his employment agreement.

In addition, as a condition of their employment, each of our named executive officers has entered into a non-competition and non-solicitation agreement pursuant to which he or she has agreed not to compete with us nor hire our employees for a period of 12 months following the termination of his or her employment.

The equity agreements with each of Drs. Bolno, Panzara, and Vargeese and Mr. Regnante that were entered into on or before December 31, 2017 provide that all unvested shares underlying outstanding options and restricted share units will become fully vested upon a change of control. The Compensation Committee determined that commencing in 2018 future equity agreements with our NEOs would provide for “double trigger” vesting upon a change of control meaning that all unvested shares underlying outstanding options and restricted share units granted after December 31, 2017 will become fully vested upon termination without cause or for good reason within 12 months following a change of control. We have not provided any excise tax gross-ups to any of our NEOs in the event of a change of control.

Risk Analysis of Our Compensation Plans

Our Compensation Committee reviews the risks and rewards associated with our compensation programs. The programs are designed with features that mitigate risk without diminishing the incentive nature of the compensation. We believe our compensation programs encourage and reward prudent business judgment and appropriate risk-taking over the short term and the long term. Our Compensation Committee regularly evaluates the risks involved with our compensation programs and does not believe that any of our compensation programs create risks that are reasonably likely to have a material adverse effect on us now or in the future.

Compensation Committee Report

The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, which appears elsewhere in this report, with our management. Based on this review and discussion, the Compensation Committee has recommended to our Board that the Compensation Discussion and Analysis be included in this report.

Members of the Wave Life Sciences Ltd. Compensation Committee:
Christian Henry (Chairman)
Peter Kolchinsky
Amy Pott

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the total compensation paid or accrued during the last three fiscal years ended December 31, 2019, 2018 and 2017 to our President and Chief Executive Officer, our Chief Financial Officer and our three next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2019 and were serving as executive officers as of such date.

						Non-Equity
				Share	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation
Name and Principal Position	Year	($)	($)	($)(1)	($)(2)	($)	($)(3)	Total ($)
Paul B. Bolno, M.D., MBA	2019	578,977	—	2,700,000	—	282,251	20,298	3,581,526
President and Chief Executive Officer	2018	541,100	—	2,182,725	2,802,601	303,557	9,983	5,839,966
	2017	515,300	—	1,054,515	1,342,902	283,400	528	3,196,645
Keith C. Regnante	2019	362,250	—	607,500	—	108,675	9,642	1,088,067
Former Chief Financial Officer	2018	350,000	—	520,650	668,510	142,800	9,060	1,691,020
	2017	327,400	—	124,915	159,296	144,100	6,136	761,847
Mark Baldry	2019	173,493	80,000	759,720	311,610	52,048	177,956	1,554,827
Former Chief Commercial Officer
Michael Panzara, M.D., MPH	2019	451,815	—	675,000	—	135,545	9,642	1,272,002
Chief Medical Officer	2018	430,300	—	700,875	899,918	175,562	9,492	2,216,147
	2017	417,800	—	200,445	255,614	183,800	9,342	1,067,001
Chandra Vargeese, Ph.D.	2019	426,000	—	675,000	—	127,800	10,722	1,239,522
Senior Vice President, Drug Discovery	2018	400,000	—	700,875	899,918	163,200	10,572	2,174,565
	2017	350,000	—	284,690	361,194	154,000	7,380	1,157,264

(1)

Amount represents the aggregate grant date fair value for the share awards identified, computed in accordance with FASB ASC Topic 718. For performance-based RSUs, the value reported includes the value of the award at the grant date based upon the probable outcome of the performance conditions. The value of the performance-based RSUs at the grant date, assuming that all performance conditions will be achieved, is $8,325,000 for Dr. Bolno, $1,800,000 for Mr. Regnante, $487,000 for Mr. Baldry, $4,500,000 for Dr. Panzara and $4,500,000 for Dr. Vargeese. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

(2)

Amounts represent the aggregate grant date fair value for the option awards identified, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

(3)

For 2019, amounts include 401(k) matching contributions of $8,400 made to Mr. Regnante and Drs. Panzara and Vargeese and $1,331 made to Mr. Baldry, as well as the value of annual premiums paid by us with respect to a life insurance policy for the benefit of each of the named executive officers. For 2019, amounts for Dr. Bolno also include reimbursement of commuting expenses of $14,795 and the related tax gross up of $4,693. For 2019, amounts for Mr. Baldry also include reimbursement of relocation expenses as set forth in his employment agreement in connection with his move to Massachusetts of $100,000 and the related tax gross up of $75,732.

2019 Fiscal Year Grants of Plan-Based Awards

The following table shows information regarding grants of non-equity incentive plan awards and grants of equity awards that we made during the fiscal year ended December 31, 2019 to each of our executive officers named in the Summary Compensation Table.

		Estimated	Estimated
		Future Payouts	Future Payouts
		Under	Under				All Other Option
		Non-Equity	Equity		All Other Share		Awards: Number		Exercise or	Grant Date Fair
		Incentive Plan	Incentive Plan		Awards: Number		of Securities		Base Price of	Value of Share
	Grant	Awards:	Awards:		of Shares or		Underlying		Option Awards	and Option
Name	Date	Target ($)(1)	Target (#)		Units (#)		Options (#)		($/Share)(6)	Awards($)(7)
Paul B. Bolno, M.D., MBA	—	376,335	—		—		—		—	—
	3/7/2019	—	185,000	(2)	—		—		—	—
	3/7/2019	—	—		60,000	(3)	—		—	2,700,000
Keith C. Regnante	—	144,900	—		—		—		—	—
	3/7/2019	—	40,000	(2)	—		—		—	—
	3/7/2019	—	—		13,500	(3)	—		—	607,500
Mark Baldry	—	170,000	—		—		—		—	—
	8/5/2019	—	25,000	(2)	—		—		—	—
	8/5/2019	—	—		39,000	(4)	—		—	759,720
	8/5/2019	—	—		—		25,000	(5)	$19.48	311,610
Michael Panzara, M.D., MPH	—	184,344	—		—		—		—	—
	3/7/2019	—	100,000	(2)	—		—		—	—
	3/7/2019	—	—		15,000	(3)	—		—	675,000
Chandra Vargeese, Ph.D.	—	173,808	—		—		—		—	—
	3/7/2019	—	100,000	(2)	—		—		—	—
	3/7/2019	—	—		15,000	(3)	—		—	675,000

(1)

Represents the potential 2019 cash incentive bonus payouts assuming target achievement of corporate goals, based upon the named executive officer’s cash incentive bonus target and base salary in effect on December 31, 2019. No minimum threshold amount or maximum amount beyond the target amount was established. See the column entitled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for the cash incentive bonuses earned by the named executive officers in 2019. See “Compensation Discussion and Analysis — Components of Executive Compensation — Annual Performance-Based Cash Incentive Compensation” for a description of the target amount applicable to each named executive officer.

(2)

Represents grants of performance-based RSUs made to the named executive officers in 2019. Such awards vest based on two separate performance metrics, 80% of the target award amount will vest upon receipt of the first regulatory approval of a Wave drug product by the U.S. Food and Drug Administration or European Medicines Agency and 20% of the target award will vest upon the first commercial sale of a Wave drug product, in each case, occurring on or before March 7, 2029.  All unvested performance-based RSUs for Mr. Regnante and Mr. Baldry were forfeited on the date they stepped down from their positions on January 9, 2020 and February 21, 2020, respectively.

(3)

Represents grants of restricted share units made to the named executive officers in 2019. Such awards vest annually in equal installments over a four-year period beginning on February 15, 2019, subject to such officer’s continued service with us on each such vesting date. 10,125 of the RSUs granted to Mr. Regnante on March 7, 2019 were forfeited when Mr. Regnante stepped down from his position on January 9, 2020.

(4)

Represents grants of restricted share units made to Mr. Baldry in 2019. 35,000 and 4,000 of these awards vest annually in equal installments over a four-year and two-year period, respectively, beginning on August 5, 2019, subject to Mr. Baldry’s continued service with us on each such vesting date.  These RSUs were forfeited when Mr. Baldry stepped down from his position on February 21, 2020.

(5)

Represents the grant of share options made to Mr. Baldry in 2019. Such awards have a four-year vesting period, with 25% of the shares subject to the award vesting on the first anniversary of August 5, 2019 and the remainder vesting quarterly in equal installments over the following 12 quarters, subject to Mr. Baldry’s continued service with us on each vesting date. These share options were forfeited when Mr. Baldry stepped down from his position on February 21, 2020.

(6)	Represents the closing market price of the shares on the grant date.
(7)

Amount represents the aggregate grant date fair value for the options and restricted share unit awards, as applicable, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

2014 Equity Incentive Plan

Our 2014 Equity Incentive Plan was amended on August 10, 2017, following receipt of shareholder approval at our 2017 Annual General Meeting. Accordingly, based on approval at our 2017 Annual General Meeting, our Board and shareholders authorized 6,064,544 ordinary shares for the granting of incentive options, non-qualified options, or “NQSOs,” share appreciation rights and restricted share unit awards, plus annual increases on the first day of July 2018, 2019 and 2020 equal to the lesser of (A) 3% of the ordinary shares outstanding on the day prior to the increase; and (B) such lesser number of ordinary shares as determined by the Board; provided that no more than 10,000,000 ordinary shares may be issued upon the exercise of incentive share options. On July 1, 2018 and 2019, the 2014 Equity Incentive Plan was increased by 878,800 and 1,027,987 ordinary shares, respectively. The maximum number of ordinary shares with respect to awards which may be granted to any participant in any fiscal year under the 2014 Equity Incentive Plan is 600,000 shares. In the event of a share dividend, split, recapitalization or reorganization or other change in capital structure, our Board will make appropriate adjustments to these amounts.

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

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table shows grants of options and grants of unvested restricted share unit awards outstanding on the last day of the fiscal year ended December 31, 2019 to each of the executive officers named in the Summary Compensation Table.

	Option Awards				Share Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Share Units That Have Not Vested (#)	Market Value of Shares or Share Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul B. Bolno, M.D., MBA	444,025	—	$2.48	3/10/2025
	206,850	29,550(1)	$18.79	6/16/2026
	51,353	21,147(2)	$29.05	1/25/2027
	47,687	61,313(3)	$40.05	1/23/2028
					18,150(4)	$145,472
					40,875(5)	$327,613
					60,000(6)	$480,900
							185,000(7)	$1,482,775
Keith C. Regnante	70,500	20,000(8)	$20.89	8/16/2026
	6,091	2,509(2)	$29.05	1/25/2027
	11,375	14,625(3)	$40.05	1/23/2028
					2,150(4)	$17,232
					9,750(5)	$78,146
					13,000(6)	$108,203
							40,000(7)	$320,600
Mark Baldry	—	25,000(9)	$19.48	8/5/2029
					35,000(10)	$280,525
					4,000(11)	$32,060
							25,000(7)	$200,375
Michael Panzara, M.D., MPH	109,375	21,875(12)	$21.69	7/11/2026
	9,774	4,026(2)	$29.05	1/25/2027
	15,312	19,688(3)	$40.05	1/23/2028
					3,450(4)	$27,652
					13,125(5)	$105,197
					15,000(6)	$120,225
							100,000(7)	$801,500
Chandra Vargeese, Ph.D.	205,964	—	$2.48	3/10/2025
	43,390	6,210(1)	$18.79	6/16/2026
	13,812	5,688(2)	$29.05	1/25/2027
	15,312	19,688(3)	$40.05	1/23/2028
					4,900(4)	$39,274
					13,125(5)	$105,197
					15,000(6)	$120,225
							100,000(7)	$801,500

(1)

25% vested on June 16, 2017 and the remainder vests in equal monthly installments over the following 36 months, subject to such officer’s continued service with us on each such vesting date. The option shall become fully vested upon a change of control.

(2)

25% vested on February 15, 2018 and the reminder vests in equal monthly installments over the following 36 months, subject to such officer’s continued service with us on each such vesting date. The option shall become fully vested upon a change of control. All unvested share options held by Mr. Regnante were forfeited when Mr. Regnante stepped down from his position on January 9, 2020.

(3)

25% vested on February 15, 2019 and the remainder vests in equal quarterly installments over the following 12 quarters, subject to such officer’s continued service with us on each such vesting date. The award shall become fully vested upon termination without cause or for good reason within 12 months following a change of control. All unvested share options held by Mr. Regnante were forfeited when Mr. Regnante stepped down from his position on January 9, 2020.

(4)

25% vested on February 15, 2018 and the remainder vests in equal annual installments over the following three years, subject to such officer’s continued service with us on each such vesting date. The award shall become fully vested upon a change of control. 1,075 of the RSUs held by Mr. Regnante as of December 31, 2019 were forfeited when Mr. Regnante stepped down from his position on January 9, 2020.

(5)

25% vested on February 15, 2019 and the remainder vests in equal annual installments over the following three years, subject to such officer’s continued service with us on each such vesting date. The award shall become fully vested upon termination without cause or for good reason within 12 months following a change of control. 6,500 of the RSUs held by Mr. Regnante as of December 31, 2019 were forfeited when Mr. Regnante stepped down from his position on January 9, 2020.

(6)

25% vested on February 15, 2020 and the remainder vests in equal monthly installments over the following 36 months, subject to such officer’s continued service with us on each such vesting date. The award shall become fully vested upon termination without cause or for good reason within 12 months following a change of control. 10,125 of the RSUs held by Mr. Regnante as of December 31, 2019 were forfeited when Mr. Regnante stepped down from his position on January 9, 2020.

(7)

The performance-based RSUs vest based on two separate performance metrics, 80% of the award will vest upon receipt of the first regulatory approval of a Wave drug product by the U.S. Food and Drug Administration or European Medicines Agency and 20% of the award will vest upon the first commercial sale of a Wave drug product, in each case, occurring within 10 years of the grant date (March 7, 2029). The award shall become fully vested upon termination without cause or for good reason within 12 months following a change of control. All unvested performance-based RSUs for Mr. Regnante and Mr. Baldry were forfeited on the date they stepped down from their positions on January 9, 2020 and February 21, 2020, respectively.

(8)

25% vested on August 16, 2017 and the remainder vests in equal monthly installments over the following 36 months, subject to such officer’s continued service with us on each such vesting date. The option shall become fully vested upon a change of control. All unvested share options held by Mr. Regnante were forfeited when Mr. Regnante stepped down from his position on January 9, 2020.

(9)

25% vests on August 5, 2020 and the remainder vests in equal quarterly installments over the following 12 quarters, subject to such officer’s continued service with us on each such vesting date. The option shall become fully vested upon termination without cause or for good reason within 12 months following a change of control. All unvested share options held by Mr. Baldry were forfeited when Mr. Baldry stepped down from his position on February 21, 2020.

(10)

25% vests on August 5, 2020 and the remainder vests in equal annual installments over the following three years, subject to such officer’s continued service with us on each such vesting date. The award shall become fully vested upon termination without cause or for good reason within 12 months following a change of control. All unvested RSUs held by Mr. Baldry were forfeited when Mr. Baldry stepped down from his position on February 21, 2020.

(11)

50% vests on August 5, 2020 and the remainder vests on August 5, 2021, subject to such officer’s continued service with us on each such vesting date. The award shall become fully vested upon termination without cause or for good reason within 12 months following a change of control. All unvested RSUs held by Mr. Baldry were forfeited when Mr. Baldry stepped down from his position on February 21, 2020.

(12)

25% vested on July 11, 2017 and the remainder vests in equal monthly installments over the following 36 months, subject to such officer’s continued service with us on each such vesting date. The option shall become fully vested upon a change of control.

Option Exercises and Stock Vested

The following table shows information regarding exercises of options to purchase our shares and vesting of restricted share unit awards held by each executive officer named in the Summary Compensation Table during the fiscal year ended December 31, 2019.

	Option Awards		Share Awards
	Number of		Number of
	Shares Acquired on	Value Realized on	Shares Acquired on	Value Realized on
Name	Exercise (#)	Exercise ($)(1)	Vesting (#)	Vesting ($)(2)
Paul B. Bolno, M.D., MBA.	50,000	2,149,864	22,700	853,520
Keith C. Regnante.	—	—	4,325	162,620
Mark Baldry.	—	—	—	—
Michael Panzara, M.D., MPH	—	—	6,100	229,360
Chandra Vargeese, Ph.D.	6,000	194,996	6,825	256,620

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

Pursuant to an employment agreement entered into with Dr. Panzara in connection with his initial employment in July 2016, with Mr. Regnante in connection with his initial employment in August 2016, and with Mr. Baldry in connection with his initial employment in August 2019, if Dr. Panzara, Mr. Regnante or Mr. Baldry is involuntarily terminated by the Company without cause or terminates employment for good reason, he will be entitled to receive continued payment of his base salary for 12 months following termination and continued payment of health insurance premiums at the Company’s then normal rate of contribution until the earlier of 12 months following termination or until he commences new employment. In addition, if a change of control occurs and within one year following the change of control, Dr. Panzara, Mr. Regnante or Mr. Baldry is involuntarily terminated without cause or terminates his employment for good reason, he will be entitled to receive a lump sum cash payment equal to 12 months of his then-current annual base salary; the payment of a separation bonus equal to his then annual target bonus opportunity, prorated through his termination date; and continued payment of health insurance premiums at the Company’s then normal rate of contribution until the earlier of 12 months following the termination date or until he commences new employment. Receipt of the severance and change of control benefits described above are subject to execution of a release of claims against the Company and compliance with certain restrictive covenants following the termination of his employment.

Cause under the employment agreements of Dr. Panzara, Mr. Regnante and Mr. Baldry shall include: (i) willful engagement in dishonesty, illegal conduct or gross misconduct, which is, in each case, materially injurious to the Company or any affiliate; (ii) significant insubordination; (iii) substantial malfeasance or nonfeasance of duty; (iv) unauthorized disclosure of confidential information; (v) embezzlement, misappropriation or fraud, whether or not related to employment with the Company; or (vi) breach of a material provision of any employment, non-disclosure, invention assignment, non-competition, or similar agreement with the Company.

Good Reason under the employment agreements of Dr. Panzara, Mr. Regnante and Mr. Baldry means: (i) relocation of his principal business location to a location more than 50 miles from such location; (ii) a material diminution in the executive’s duties, authority or responsibilities; or (iii) a material reduction in his base salary (other than as a result of a broad based reduction of salary similarly affecting other Company executives having comparable rank, authority and seniority).

In January and February 2020, in connection with the separation of Messrs. Regnante and Baldry from the Company, respectively, each received the severance benefits to which he was entitled under his employment agreement.

Pursuant to applicable equity agreements with each of Drs. Bolno, Panzara and Vargeese and Mr. Regnante, all unvested shares underlying outstanding options and restricted share units that were granted through December 31, 2017 will become fully vested upon a change of control which is defined as follows: (A) a merger or consolidation of the Company whether or not approved by the Board, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or the parent of such corporation) more than 50% of the total voting power represented by the voting securities of the Company or such surviving entity or parent of such corporation, as the case may be, outstanding immediately after such merger or consolidation; or (B) the sale or disposition by the Company of all or substantially all of the Company’s assets in a transaction requiring shareholder approval.

Pursuant to applicable equity agreements with each of Drs. Bolno, Panzara and Vargeese and Messrs. Regnante and Baldry, all unvested shares underlying outstanding options and restricted share units that are granted after December 31, 2017 will become fully vested upon termination without cause or for good reason within 12 months following a change of control, as defined above.

The following table sets forth estimates of the payments and benefits each named executive officer would have been entitled to receive from the Company upon a termination of employment under the circumstances described in the table effective December 31, 2019. In accordance with SEC rules, the potential payments were determined under the terms of the Company’s contracts, agreements, plans and arrangements as in effect on December 31, 2019. The tables do not include any previously vested equity awards or accrued benefits. Because the payments to be made to a named executive officer depend on several factors, the actual amounts to be paid out upon a triggering event can only be determined at the time of the triggering event.

							Termination
						Acceleration	Without Cause or
		Involuntary		Voluntary for		of Vesting	For Good Reason
		Not for Cause		Good Reason		Upon a	Within 12 Months
		Termination		Termination		Change of	Following a Change
Name	Compensation Component	($)		($)		Control ($)	of Control ($)
Paul B. Bolno, M.D., MBA.	Base salary	578,977	(2)	—		—	578,977	(2)
	Non-equity incentive compensation	—		—		—	—
	Acceleration of unvested options and RSUs(1)	—		—		2,603,151	2,291,288
	Benefits and Perquisites	—		—		—	—
Keith C. Regnante	Base salary	362,250	(2)	362,250	(2)	—	362,250	(2)
	Non-equity incentive compensation	—		—		—	144,900	(3)
	Acceleration of unvested options and RSUs(1)	—		—		145,472	506,949
	Benefits and Perquisites	22,268	(4)	22,268	(4)	—	22,268	(4)
Mark Baldry	Base salary	425,000	(2)	425,000	(2)	—	425,000	(2)
	Non-equity incentive compensation	—		—		—	170,000	(3)
	Acceleration of unvested options and RSUs(1)	—		—		—	512,960
	Benefits and Perquisites	11,842	(4)	11,842	(4)	—	11,842	(4)
Michael Panzara, M.D., MPH	Base salary	451,815	(2)	451,815	(2)	—	451,815	(2)
	Non-equity incentive compensation	—		—		—	180,726	(3)
	Acceleration of unvested options and RSUs(1)	—		—		27,652	1,026,922
	Benefits and Perquisites	205	(4)	205	(4)	—	205	(4)
Chandra Vargeese, Ph.D.	Base salary	—		—		—	—
	Non-equity incentive compensation	—		—		—	—
	Acceleration of unvested options and RSUs(1)	—		—		1,179,284	1,026,922
	Benefits and Perquisites	—		—		—	—

(1)

Value attributable to accelerated vesting of (i) then unvested options, determined by multiplying the number of shares accelerated by the difference between the exercise price of the option and the closing price of our shares on December 31, 2019, and (ii) then unvested RSUs, determined by multiplying the number of RSUs accelerated by the closing price of our shares on December 31, 2019.

(2)	Twelve months of 2019 base salary continuation.
(3)	Target non-equity incentive compensation for 2019.
(4)	Payment of COBRA premiums for twelve months based on executive’s current benefits elections.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are required to disclose the median of the annual total compensation of our employees (excluding our principal executive officer), the annual total compensation of our principal executive officer, who is Dr. Bolno, our President and Chief Executive Officer, and the ratio of these two amounts. The overall structure of our compensation and benefits programs are broadly similar across our organization, including a broad-based equity program pursuant to which all full-time employees receive equity, with differences reflecting the level of responsibility of the employees. In 2019, the ratio of our CEO’s total compensation to our median employee’s total compensation was 20 to 1. For 2019, Dr. Bolno’s total compensation was calculated to be $3,581,526 and the total annual compensation for Wave’s median employee was calculated to be $175,254.

Overview of Methodology and Assumptions

For the purposes of determining the median employee, we included all Wave employees on December 31, 2019 located in the U.S., which represented 97% of our employees globally (293 of our 301 global employees). We excluded our eight employees located outside the U.S. (five employees in England and three employees in Japan) as of December 31, 2019 under the SEC’s de minimis exception. Our measure of compensation to identify the median employee was consistently applied, aggregated for each applicable employee and included 2019 base salary or base rate of pay (annualized in the case of employees who were not employed for the full fiscal year), target annual cash incentive award and grant date fair value of any equity awards granted during 2019 to reasonably reflect the annual compensation of our employees. This resulted in the identification of two employees whose 2019 compensation was anomalous (each employee was hired in 2019). Therefore, we exercised discretion permitted by SEC rules to select an alternate median employee, whose compensation was viewed to be more representative of employees at or near the median. The selected employee was immediately above the median in rank order based on the selected consistently applied compensation measure described above.

We believe that our CEO pay ratio for 2019 is a reasonable estimate calculated in a manner consistent with SEC rules based on our internal records and the methodology described above. Because the SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices, the CEO pay ratio reported by other companies for 2019 may not be comparable to our CEO pay ratio for 2019. Furthermore, other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates, and assumptions in calculating their own pay ratios.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2019 to each of our non-employee directors. Directors who are also employees are not compensated for their service on our Board.

	Fees Earned or		All Other
Name	Paid in Cash ($) (1)	Option Awards ($) (2)	Compensation ($)	Total ($)
Christian Henry	104,989	101,121	—	206,110
Mark H. N. Corrigan, M.D.	15,178	243,915	—	259,093
Peter Kolchinsky, Ph.D.	50,477	101,121	—	151,598
Koji Miura	49,755	101,121	—	150,876
Amy Pott	14,637	243,915	—	258,552
Adrian Rawcliffe	49,755	101,121	—	150,876
Ken Takanashi	50,207	101,121	—	151,328
Gregory L. Verdine, Ph.D.	42,039	101,121	150,000(3)	293,160
Heidi L. Wagner, J.D.	14,366	243,915	—	258,281

(1)	Amounts represent fees earned during 2019 under our Non-Employee Director Compensation Policy. Dr. Corrigan, Ms. Pott and Ms. Wagner were appointed as directors of the Company on September 4, 2019.
(2)

Amount represents the aggregate grant date fair value for the option awards identified, computed in accordance with FASB ASC Topic 718. Dr. Corrigan, Ms. Pott and Ms. Wagner were each granted 21,000 share options upon their appointment as directors of the Company on September 4, 2019. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

(3)	Amount paid pursuant to a consulting agreement between the Company and Dr. Verdine.

The following table shows the aggregate number of shares subject to options held by each of our non-employee directors as of December 31, 2019.

Aggregate
Number of
Shares
Subject to
Name	Options
Christian Henry	46,500
Mark H. N. Corrigan, M.D.	21,000
Peter Kolchinsky, Ph.D.	37,500
Koji Miura	37,500
Amy Pott	21,000
Adrian Rawcliffe	46,500
Ken Takanashi	37,500
Gregory L. Verdine, Ph.D.	303,902
Heidi L. Wagner, J.D.	21,000

At our 2019 Annual General Meeting of Shareholders, our shareholders overwhelmingly approved our 2019 Non-Employee Director Compensation Policy, under which our directors were compensated for their service as directors, including as members of the various committees of our Board on which they serve, for the Board service period that commenced on the date of our 2019 Annual General Meeting of Shareholders and runs through the date of our 2020 AGM. The terms of the 2019 Non-Employee Director Compensation Policy are as follows:

•	Annual cash compensation of $40,000 to each non-employee director, other than the Chairman of the Board, and cash compensation of $72,500 to the non-employee Chairman of the Board.
•

Additional annual cash compensation of $16,000 to the Chairman of the Audit Committee and $8,000 to each member of the Audit Committee other than the Chairman, in each case provided that such person is an independent director.

•

Additional annual cash compensation of $12,000 to the Chairman of the Compensation Committee and $6,000 to each member of the Compensation Committee other than the Chairman, in each case provided that such person is an independent director.

•

Additional annual cash compensation of $10,000 to the Chairman of the Nominating and Corporate Governance Committee and $5,000 to each member of the Nominating and Corporate Governance Committee other than the Chairman, in each case provided that such person is an independent director.

•

One-time equity grant upon initial appointment or election to the Board of an option to purchase 21,000 ordinary shares, 25% of which shall vest on the first anniversary of the grant and the remaining 75% of which shall vest quarterly thereafter for three years.

•	Annual equity grant of an option to purchase 10,500 ordinary shares, all of which shall vest on the first anniversary of the grant.
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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERs AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our ordinary shares as of April 10, 2020 for (i) the executive officers named in the Summary Compensation Table appearing elsewhere in this Amendment, (ii) each of our directors, (iii) all of our current directors and executive officers as a group and (iv) each shareholder known by us to own beneficially more than 5% of our ordinary shares. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem ordinary shares that may be acquired by an individual or group within 60 days of April 10, 2020 pursuant to the exercise of options, or the vesting of restricted share unit awards, and the conversion of our outstanding Series A preferred shares into ordinary shares to be outstanding for the purpose of computing the percentage ownership of such individual or group, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all ordinary shares shown to be beneficially owned by them based on information provided to us by these shareholders. Percentage ownership is based on 34,690,799 ordinary shares outstanding on April 10, 2020.

	Ordinary Shares
	Beneficially Owned
Name	Shares	Percent
5% Beneficial Owners
RA Capital Management, L.P.(1)	7,775,207	22.4%
Shin Nippon Biomedical Laboratories, Ltd.(2)	5,885,478	15.3%
Redmile Group, LLC(3)	3,326,493	9.6%
Wellington Management Group LLP(4)	3,205,313	9.2%
RTW Investments, LP(5)	2,414,027	7.0%
BB Biotech AG(6)	2,402,858	6.9%
Kagoshima Shinsangyo Sousei Investment Limited Partnership(7)	2,134,974	6.2%
Pfizer Inc.(8)	1,875,000	5.4%
BlackRock, Inc.(9)	1,830,620	5.3%
Directors and Named Executive Officers
Paul B. Bolno, M.D., MBA(10)	1,034,150	2.9%
Keith C. Regnante(11)	82,202	*
Mark Baldry	—	*
Michael Panzara, M.D., MPH(12)	173,523	*
Chandra Vargeese, Ph.D.(13)	304,656	*
Mark H. N. Corrigan, M.D.	—	*
Christian Henry(14)	33,749	*
Peter Kolchinsky, Ph.D.(15)	7,802,207	22.5%
Koji Miura(16)	27,000	*
Amy Pott	—	*
Adrian Rawcliffe(17)	32,999	*
Ken Takanashi(18)	5,912,478	15.3%
Gregory L. Verdine, Ph.D.(19)	323,402	*
Heidi L. Wagner	—	*
All current directors and executive officers as a group (14 individuals)(20)	15,779,226	39.1%

*	Represents less than 1% of ordinary shares outstanding on April 10, 2020.

(1)

Based on information reported by RA Capital Management, L.P., or “RA Capital”. Such shares are held by RA Capital Healthcare Fund, L.P., or the “Fund,” and in a separately managed account, or the “Account.” RA Capital is the investment manager for the Fund and the Account. The general partner of RA Capital is RA Capital Management GP, LLC, of which Dr. Peter Kolchinsky and Mr. Rajeev Shah are the managing members. Investment decisions with respect to shares held by the Fund and the Account are made by a portfolio management team at RA Capital of which Dr. Peter Kolchinsky, a member of our Board, is a member of RA Capital. RA Capital, RA Capital Management GP, LLC, Dr. Kolchinsky and Mr. Shah may be deemed indirect beneficial owners of the shares held by the Fund and the Account. RA Capital, RA Capital Management GP, LLC, Dr. Kolchinsky and Mr. Shah expressly disclaim beneficial ownership over all shares held by the Fund and the Account, except to the extent of their pecuniary interest therein, and disclaim any pecuniary interest in the shares held by the Account. The address for RA Capital is 200 Berkeley Street, 18th Floor, Boston, MA 02116.

(2)

Based on information reported by Shin Nippon Biomedical Laboratories, Ltd., or “SNBL,” on Schedule 13D/A filed with the SEC on February 20, 2019. Consists of (i) 1,697,467 ordinary shares held by SNBL; (ii) 286,663 ordinary shares held by SNBL USA, Ltd., or “SNBL USA;” (iii) 1,801,348 Series A preferred shares held by SNBL; and (iv) 2,100,000 Series A preferred shares held by SNBL USA. The Series A preferred shares can be converted at any time on a one-for-one basis into ordinary shares at the discretion of the holder. SNBL USA had pledged 286,663 ordinary shares for the benefit of The Kagoshima Bank, Ltd., or “Kagoshima Bank,” in order to secure the obligations of SNBL under a loan agreement, dated December 28, 2016, between SNBL and Kagoshima Bank. The pledge has released due to expiration of the loan agreement, dated June 27, 2019. SNBL had pledged 938,846 ordinary shares for the benefit of Kagoshima Bank in order to secure the obligations of SNBL under a loan agreement, dated September 14, 2018, between SNBL and Kagoshima Bank. The pledge has released due to expiration of the loan agreement, dated September 13, 2019. Ken Takanashi, a member of our Board, is an executive officer of SNBL and an executive officer and director of SNBL USA. SNBL and Mr. Takanashi share voting and dispositive power with respect to such shares and may be deemed to beneficially own such shares. The address of SNBL is St. Luke’s Tower 28F, 8-1, Akashi-cho, Chuo-ku, Tokyo 104-0044, Japan.

(3)

Based on information reported by Redmile Group, LLC on Schedule 13G/A filed with the SEC on February 14, 2020, such shares are owned by certain private investment vehicles and/or separately managed accounts managed by Redmile Group, LLC, which shares may be deemed beneficially owned by Redmile Group, LLC as investment manager of such private investment vehicles and/or separately managed accounts. These securities may also be deemed beneficially owned by Jeremy C. Green as the principal of Redmile Group, LLC. Redmile Group, LLC and Mr. Green each disclaim beneficial ownership of these shares, except to the extent of its or his pecuniary interest in such shares, if any. The address of Redmile Group, LLC is One Letterman Drive, Building D, Suite D3-300, The Presidio of San Francisco, San Francisco, CA 94129.

(4)

Based on information reported by Wellington Management Group LLP on Schedule 13G filed with the SEC on January 28, 2020. These securities are beneficially owned by Wellington Group Holdings LLP, Wellington Investment Advisors LLP and Wellington Management Global Holdings, Ltd., and one or more of the following investment advisers (the “Wellington Investment Advisers”): Wellington Management Company LLP, Wellington Management Canada LLC, Wellington Management Singapore Pte Ltd, Wellington Management Hong Kong Ltd, Wellington Management International Ltd, Wellington Management Japan Pte Ltd and Wellington Management Australia Pty Ltd. The securities as to which this Schedule 13G was filed by Wellington Management Group LLP, as parent holding company of certain holding companies and the Wellington Investment Advisers, are owned of record by clients of the Wellington Investment Advisers. Wellington Investment Advisors Holdings LLP controls directly, or indirectly through Wellington Management Global Holdings, Ltd., the Wellington Investment Advisers. Wellington Investment Advisors Holdings LLP is owned by Wellington Group Holdings LLP. Wellington Group Holdings LLP is owned by Wellington Management Group LLP. The address of these entities is c/o Wellington Management Company LLP, 280 Congress Street, Boston, MA 02210.

(5)

Based on information reported by RTW Investments, LP on Schedule 13G filed with the SEC on January 21, 2020. Such shares are held by RTW Master Fund, Ltd. and one or more private funds (together the “Funds”) managed by RTW Investments, LP. RTW Investments, LP, in its capacity as the investment manager of the Funds, has the power to vote and the power to direct the disposition of all shares held by the Funds. Roderick Wong is the Managing Partner of RTW Investments, LP. Each of the reporting persons disclaims beneficial ownership of the shares reported herein except to the extent of the reporting person’s pecuniary interest therein. The address of RTW Investments, LP and Roderick Wong is 412 West 15th Street, Floor 9, New York, New York 10011. The address of RTW Master Fund, Ltd. is c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Avenue, George Town, Grand Cayman KY1-9001, Cayman Islands.

(6)

Based on information reported by BB Biotech AG and Biotech Target N.V on Schedule 13G/A filed with the SEC on February 14, 2020. Such shares are held by Biotech Target N.V., a wholly-owned subsidiary of BB Biotech AG. The address of BB Biotech AG is Schwertstrasse 6, CH-8200 Schaffhausen, Switzerland and the address of Biotech Target N.V. is Ara Hill Top Building, Unit A-5, Pletterijweg Oost 1, Curaçao.

(7)

Based on information reported by Kagoshima Shinsangyo Sousei Investment Limited Partnership, or “KSS,” on Schedule 13D/A filed with the SEC on March 14, 2019. Kagoshima Development Co. Ltd., or “Kagoshima Development,” is the general partner of KSS. KSS and Kagoshima Development share voting and dispositive power with respect to such shares, and Kagoshima Development may be deemed to beneficially own such shares. The address of KSS is 1-10 Yamanokuchi-cho, Kagoshima City, Kagoshima, 892-0844, Japan.

(8)

Based on information reported by Pfizer Inc. on Schedule 13G filed with the SEC on May 12, 2016. Such shares are held by C.P. Pharmaceuticals International C.V., or the “Shareholder,” a Netherlands limited partnership. Pfizer Production LLC and Pfizer Manufacturing LLC, or the “General Partners,” are the general partners for C.P. Pharmaceuticals International C.V. Pfizer Inc. may be deemed to have beneficial ownership over such shares since the Shareholder and the General Partners are indirect wholly-owned subsidiaries of Pfizer Inc. The General Partners may be deemed to have beneficial ownership over such shares as the general partners of the Shareholder. The address of Pfizer Inc., the General Partners and the Shareholder is 235 E. 42nd Street, New York, NY 10017.

(9)	Based on information reported by BlackRock, Inc. on Schedule 13G filed with the SEC on February 7, 2020. The address of BlackRock, Inc. is 55 East 52nd Street New York, NY 10055.
(10)	Consists of (i) 238,433 ordinary shares held by Dr. Bolno and (ii) 795,717 ordinary shares underlying options exercisable within 60 days of April 10, 2020.
(11)	Consists of (i) 9,202 ordinary shares held by Mr. Regnante and (ii) 73,000 ordinary shares underlying options exercisable within 60 days of April 10, 2020.
(12)	Consists of (i) 17,624 ordinary shares held by Dr. Panzara and (ii) 155,899 ordinary shares underlying options exercisable within 60 days of April 10, 2020.
(13)	Consists of (i) 14,607 ordinary shares held by Dr. Vargeese and (ii) 290,049 ordinary shares underlying options exercisable within 60 days of April 10, 2020.
(14)	Consists of ordinary shares underlying options exercisable within 60 days of April 10, 2020.
(15)	See Footnote (1) above. Also consists of 27,000 ordinary shares underlying options exercisable within 60 days of April 10, 2020 held by Dr. Kolchinsky.
(16)	Consists of ordinary shares underlying options exercisable within 60 days of April 10, 2020.
(17)	Consists of ordinary shares underlying options exercisable within 60 days of April 10, 2020.
(18)	See Footnote (2) above. Also consists of 27,000 ordinary shares underlying options exercisable within 60 days of April 10, 2020 held by Mr. Takanashi.
(19)	Consists of (i) 30,000 ordinary shares held by Dr. Verdine and (ii) 293,402 ordinary shares underlying options exercisable within 60 days of April 10, 2020.
(20)

Consists of (i) 1,804,068 ordinary shares underlying options exercisable within 60 days of April 10, 2020, held by our directors and executive officers, (ii) 10,073,810 outstanding ordinary shares beneficially owned by our directors and executive officers and entities affiliated with certain of our directors, and (iii) 3,901,348 Series A preferred shares, which can be converted at any time on a one-for-one basis into ordinary shares at the discretion of the holder, held by entities affiliated with one of our directors.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to our 2014 Equity Incentive Plan, which was our only equity compensation plan in effect as of December 31, 2019.

Number of
Securities
	Number of Securities	Weighted-Average	Remaining
	to be Issued upon	Exercise Price of	Available for Future
	Exercise of	Outstanding	Issuance under
	Outstanding Options,	Options, Warrants	Equity
Plan Category	Warrants and Rights (1)	and Rights (2)	Compensation Plans (3)
Equity compensation plans approved by security holders	5,590,411	$19.54	2,081,856
Equity compensation plans not approved by security holders	—	—	—
Total	5,590,411	$19.54	2,081,856

(1)

Consists of options to purchase 3,838,549 of our ordinary shares outstanding under the 2014 Equity Incentive Plan, 950,802 of our ordinary shares subject to performance-based RSUs outstanding under the 2014 Equity Incentive Plan and 801,060 of our ordinary shares subject to time-based RSUs outstanding under the 2014 Equity Incentive Plan.

(2)	Reflects the weighted average exercise price of the options to purchase 3,838,549 of our ordinary shares outstanding under the 2014 Equity Incentive Plan.
(3)

The number of shares available for future grants under the 2014 Equity Incentive Plan automatically increases on the first day of July 2018, 2019 and 2020 by an amount equal to the lesser of (A) 3% of the ordinary shares outstanding on the day prior to the increase; and (B) such lesser number of ordinary shares as determined by the Board. Accordingly, on July 1, 2018 and 2019, the number of shares available for future grants increased by 878,800 and 1,027,987 shares, respectively. Additionally, 1,000,000 shares were made available for sale under the 2019 Employee Share Purchase Plan effective August 15, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED Person TRANSACTIONS

The following includes a summary of transactions since January 1, 2019 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our ordinary shares, on an as-converted basis, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described in Item 11, “Executive Compensation.” We refer to such transactions as “related party transactions” or “related person transactions” and such persons as “related parties” or “related persons.” With the approval of our Board, we have engaged in the related party transactions described below.

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

Participation in Our Public Offering

On January 28, 2019, we closed a follow-on underwritten public offering of 3,950,000 ordinary shares for gross proceeds of $150.1 million, and on February 26, 2019, we closed on the sale of an additional 592,500 ordinary shares pursuant to the underwriters’ option (on the same terms and conditions as the initial closing) for gross proceeds of an additional $22.5 million. Affiliates of RA Capital Management, L.P., or “RA Capital,” purchased 263,158 ordinary shares in the public offering at the public offering price of $38.00 per share. RA Capital is the investment manager of RA Capital Healthcare Fund, L.P., one of our principal shareholders. Peter Kolchinsky, Ph.D., a member of our Board, is the Managing Partner of RA Capital.

Consulting Agreement with Gregory L. Verdine, Ph.D.

Gregory L. Verdine, Ph.D., a member of our Board, entered into a consulting agreement with Wave Life Sciences USA, Inc., or “Wave USA,” our wholly owned subsidiary, dated as of April 1, 2012, pursuant to which Dr. Verdine serves as a scientific advisor. The consulting agreement does not have a specified term and may be terminated by either party upon 14 days’ prior written notice. Wave USA pays Dr. Verdine $12,500 per month and, in 2019, Dr. Verdine was paid an aggregate of $150,000 under this agreement.

Agreements with Pfizer and its Affiliate

On May 5, 2016, we entered into a Research, License and Option Agreement with Pfizer Inc. (“Pfizer”), which we refer to herein as the “Pfizer Collaboration Agreement.” Simultaneously with the entry into the Pfizer Collaboration Agreement, on May 5, 2016, we entered into a Share Purchase Agreement, or the “Pfizer Equity Agreement,” with C.P. Pharmaceuticals International C.V., an affiliate of Pfizer, or the “Pfizer Affiliate.” We refer to the Pfizer Collaboration Agreement and the Pfizer Equity Agreement herein collectively as the “Pfizer Agreements.”

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

Under the Pfizer Equity Agreement, we issued 1,875,000 ordinary shares, or the “Pfizer Shares,” to the Pfizer Affiliate at a purchase price of $16.00 per share, for an aggregate purchase price of $30.0 million. Under the terms of the Pfizer Equity Agreement, the Pfizer Shares were subject to a lock-up restriction, such that the Pfizer Affiliate agreed not to, nor cause its affiliates to, without our prior approval, sell, transfer or otherwise dispose of the Pfizer Shares until certain specified periods of time after the effective date of the Pfizer Equity Agreement. We also agreed to provide the Pfizer Affiliate with registration rights, as described under “Registration Rights” below.

Registration Rights under our Share Purchase Agreement with Pfizer

Under the terms of our Pfizer Equity Agreement, the Pfizer Affiliate agreed that the Pfizer Shares were subject to a lock-up restriction, such that the Pfizer Affiliate agreed not to, nor cause its affiliates to, without our prior approval, sell, transfer or otherwise dispose of the Pfizer Shares until certain specified periods of time after the effective date of the Pfizer Equity Agreement. For a certain period following the expiration of the lock-up period, subject to certain conditions and limitations, we agreed to provide certain demand registration rights to the Pfizer Affiliate in order to register all or a portion of the Pfizer Shares purchased by the Pfizer Affiliate. We also provided the Pfizer Affiliate with certain “piggyback” registration rights for a certain period following the expiration of the lock-up period, subject to certain conditions and limitations, such that when we propose to register our ordinary shares for our account, the Pfizer Affiliate will have the right to include some or all of the Pfizer Shares in such registration. The Pfizer Equity Agreement also contains other customary terms and conditions of the parties with respect to the registration of the Pfizer Shares.

Director Independence

Our Board has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board has determined that the following members of the Board are “independent directors” as defined by the Nasdaq Stock Market: Ms. Pott and Wagner, Drs. Kolchinsky and Corrigan, and Messrs. Henry, Miura, Rawcliffe and Takanashi.

Item 14.	Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by KPMG LLP, our independent registered public accountant firm, for the services described in the table. Fees disclosed below include fees actually billed or expected to be billed for services pertaining to the applicable fiscal year.

	2019	2018
Audit fees(1)	$1,567,215	$1,458,814
Audit-related fees(2)	—	—
Tax fees(2)	—	—
All other fees(2)	—	—

(1)

Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent registered public accounting firm and independent Singapore auditor can reasonably be expected to provide, such as statutory audits and the provision of consents in connection with the filing of registration statements and related amendments, as well as other filings.

(2)	There were no audit-related, tax or other fees in 2018 or 2019.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accountant

In connection with our initial public offering, we adopted a policy under which the Audit Committee must pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm and independent Singapore auditor. As part of its review, the Audit Committee also considers whether the categories of pre-approved services are consistent with the rules on accountant independence of the SEC and the Public Company Accounting Oversight Board. The Audit Committee pre-approved all services performed since the pre-approval policy was adopted.

Prior to engagement of an independent registered public accounting firm and independent Singapore auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm and independent Singapore auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm and independent Singapore auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm and independent Singapore auditor.

Prior to engagement, the Audit Committee pre-approves these services by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm and independent Singapore auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm and independent Singapore auditor. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Item 15(a).	The documents listed below are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A.

Item 15(a)(1) and (2).

See Index to Consolidated Financial Statements on page 104 of the Original 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3).	Exhibits: The exhibits listed below are filed with, or incorporated by reference in, this Amendment.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Constitution (formerly known as Memorandum of Association and Articles of Association)		Amendment No. 5 to Form S-1 (Exhibit 3.2)	11/10/2015	333-207379

4.1	Form of Specimen Ordinary Share Certificate		Amendment No. 3 to Form S-1 (Exhibit 4.1)	11/06/2015	333-207379
4.2	Description of Securities of the Registrant		Form 10-K (Exhibit 4.2)	03/02/2020	001-37627

4.3.1	Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of August 14, 2015		Form S-1 (Exhibit 4.2)	10/09/2015	333-207379

4.3.2	Amendment No. 1 to Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of November 8, 2018		Form 10-Q (Exhibit 10.2)	11/09/2018	001-37627

4.4†	Share Purchase Agreement by and between the Registrant and C.P. Pharmaceuticals International C.V., dated as of May 5, 2016		Form 10-Q (Exhibit 10.2)	08/15/2016	001-37627

Lease Agreements

10.1	Lease Agreement by and among Harvard Real Estate—Allston, Inc., Shin Nippon Biomedical Laboratories Ltd., dated June 25, 2009		Form S-1 (Exhibit 10.2)	10/09/2015	333-207379

10.2	Commercial Lease Agreement by and among SNBL USA, Ltd. and Ontorii, Inc. (now Wave Life Sciences USA, Inc.), dated as of January 1, 2010		Form S-1 (Exhibit 10.4)	10/09/2015	333-207379

10.3	Consent to Office Space Sublease by and among SNBL USA, Ltd, Ontorii, Inc. (now Wave Life Sciences USA, Inc.) and Harvard Real Estate—Allston, Inc., dated as of January 1, 2010		Form S-1 (Exhibit 10.3)	10/09/2015	333-207379

10.4	Amendment 1 to the Commercial Lease Agreement by and between SNBL USA, Ltd. and Ontorii, Inc. (now Wave Life Sciences USA, Inc.), dated as of July 1, 2011		Form S-1 (Exhibit 10.5)	10/09/2015	333-207379

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.5	Lease Agreement by and between the Registrant and King 733 Concord LLC, dated as of April 6, 2015		Form S-1 (Exhibit 10.7)	10/09/2015	333-207379

10.6	Lease Agreement by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of September 26, 2016.		Form 8-K (Exhibit 10.1)	09/27/2016	001-37627

10.7	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of December 31, 2016		Form 8-K (Exhibit 10.1)	01/06/2017	001-37627

Collaboration and License Agreements

10.8†	Co-Exclusive License Agreement by and between the Registrant and Max-Planck-Innovation GmbH, dated as of June 8, 2015		Form S-1 (Exhibit 10.10)	10/09/2015	333-207379

10.9.1†	Research, License and Option Agreement by and between the Registrant and Pfizer Inc., dated as of May 5, 2016		Form10-Q (Exhibit 10.1)	08/15/2016	001-37627

10.9.2	Amendment No. 1 to Research, License and Option Agreement by and between the Registrant and Pfizer Inc., dated as of November 5, 2017		Form 10-K (Exhibit 10.9.2)	03/12/2018	001-37627

10.10†	Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and Takeda Pharmaceutical Company Limited, dated as of February 19, 2018		Form 10-Q (Exhibit 10.1)	05/09/2018	001-37627

10.11	Share Purchase Agreement by and between Takeda Pharmaceutical Company Limited and the Registrant, dated as of February 19, 2018		Form 10-Q (Exhibit 10.2)	05/09/2018	001-37627

10.12	Investor Agreement by and between Takeda Pharmaceutical Company Limited and the Registrant, dated as of April 2, 2018		Form 10-Q (Exhibit 10.3)	05/09/2018	001-37627

Agreements with Executive Officers and Directors
10.13+	Form of Deed of Indemnity by and between the Registrant and each of its directors and certain of its officers		Form S-1 (Exhibit 10.11)	10/09/2015	333-207379

10.14+	Employment Agreement by and between the Registrant and Paul B. Bolno, M.D., dated as of December 12, 2013		Form S-1 (Exhibit 10.12)	10/09/2015	333-207379

10.15+	Offer Letter by and between the Registrant and Chandra Vargeese, Ph.D., dated as of July 2, 2014		Form S-1 (Exhibit 10.14)	10/09/2015	333-207379

10.16+	Offer Letter by and between the Registrant and Christopher Francis, Ph.D., dated as of March 10, 2014		Form S-1 (Exhibit 10.15)	10/09/2015	333-207379

10.17+	Employment Agreement between the Registrant and Michael Panzara, M.D. dated as of July 11, 2016		Form 10-Q (Exhibit 10.4)	11/09/2016	001-37627

10.18+	Employment Agreement between the Registrant and Keith C. Regnante dated as of August 16, 2016		Form 10-Q (Exhibit 10.5)	11/09/2016	001-37627

10.19+	Employment Agreement between the Registrant and Mark Baldry, dated as of June 28, 2019		Form 10-Q (Exhibit 10.3)	11/05/2019	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.20+	Non-Employee Director Compensation Policy, as amended, effective as of August 15, 2019		Form 10-Q (Exhibit 10.2)	11/05/2019	001-37627

10.21+	Consulting Agreement by and between Ontorii, Inc. (now Wave Life Sciences USA, Inc.) and Gregory Verdine, dated as of April 1, 2012		Form S-1 (Exhibit 10.16)	10/09/2015	333-207379

10.22+	Nominee Director Fee Agreement by and between the Registrant and Miura & Associates Management Consultants Pte. Ltd., dated as of October 23, 2012		Form S-1 (Exhibit 10.17)	10/09/2015	333-207379

Equity and Other Compensation Plans

10.22+	Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Equity Plan”)		Form 10-Q (Exhibit 10.1)	11/09/2017	001-37627

10.23+	Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan, effective as of August 15, 2019		Form 10-Q (Exhibit 10.1)	11/05/2019	001-37627

10.24.2+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016		Form 10-Q (Exhibit 10.2)	11/09/2017	001-37627

10.24.3+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.23.3)	03/01/2019	001-37627

10.25.1+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of December 2014		Form S-8 (Exhibit 10.1)	12/17/2015	333-208598

10.25.2+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016		Form 10-Q (Exhibit 10.3)	11/09/2017	001-37627

10.26.1+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of June 16, 2016		Form 10-Q (Exhibit 10.4)	11/09/2017	001-37627

10.26.2+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.25.2)	03/01/2019	001-37627

10.26.3+	Form of Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of January 1, 2019		Form 10-Q (Exhibit 10.1)	05/10/2019	001-37627

10.26.4+	Form of Performance-Based Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of March 7, 2019		Form 10-Q (Exhibit 10.2)	05/10/2019	001-37627

10.27.1+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of June 21, 2017		Form 10-Q (Exhibit 10.5)	11/09/2017	001-37627

10.27.2+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.26.2)	03/01/2019	001-37627

10.28.1	Open Market Sale Agreement, dated as of May 10, 2019, by and between the Registrant and Jefferies LLC.		Form S-3ASR (Exhibit 1.2)	05/10/2019	333-231382

21.1	List of Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	03/12/2018	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

23.1	Consent of Independent Registered Public Accounting Firm		Form 10-K (Exhibit 23.1)	03/02/2020	001-37627

24.1	Power of Attorney (included on signature page to the Original 10-K)		Form 10-K (Exhibit 24.1)	03/02/2020	001-37627

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)	X

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer.		Form 10-K (Exhibit 32)	03/02/2020	001-37627

101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
			Form 10-K (Exhibit 101.INS)	03/02/2020	001-37627
101.SCH	Inline XBRL Taxonomy Extension Schema Document		Form 10-K (Exhibit 101.SCH)	03/02/2020	001-37627

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		Form 10-K (Exhibit 101.CAL)	03/02/2020	001-37627

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		Form 10-K (Exhibit 101.DEF)	03/02/2020	001-37627

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		Form 10-K (Exhibit 101.LAB)	03/02/2020	001-37627

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		Form 10-K (Exhibit 101.PRE)	03/02/2020	001-37627

104.1	The cover page for the Annual Report on Form 10-K for the year ended December 31, 2019 is contained in Exhibit 101 and has been formatted in Inline XBRL.		Form 10-K (Exhibit 104)	03/02/2020	001-37627

104.2	The cover page for this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2019 has been formatted in Inline XBRL and is contained within the Inline XBRL document.	X

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

Wave Life Sciences Ltd.

Date: April 29, 2020	By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer