Form 10-Q
period 2020-03-31
Wave Life Sciences Ltd.
filed 2020-05-11
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of outstanding ordinary shares of the registrant as of May 1, 2020 was 34,892,550.

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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ. These risks, uncertainties and other factors include, among other things, our critical accounting policies and: the ability of our preclinical studies to produce data sufficient to support the filing of global clinical trial applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results and timing of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our effectiveness in managing current and future clinical trials and regulatory processes; the success of our platform in identifying viable candidates; the continued development and acceptance of nucleic acid therapeutics as a class of drugs; our ability to demonstrate the therapeutic benefits of our stereopure candidates in clinical trials, including our ability to develop candidates across multiple therapeutic modalities; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to fund our operations and to raise additional capital as needed; competition from others developing therapies for similar uses; and the COVID-19 pandemic may negatively impact the conduct of, and the timing of enrollment, completion and reporting with respect to, our clinical trials; any other impacts on our business as a result of or related to the COVID-19 pandemic, as well as other risks and uncertainties under the caption “Risk Factors” contained in this Quarterly Report on Form 10-Q and in other filings we make with the Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$120,949	$147,161
Current portion of accounts receivable	—	20,000
Prepaid expenses	9,999	9,626
Other current assets	18,843	8,689
Total current assets	149,791	185,476
Long-term assets:
Accounts receivable, net of current portion	30,000	30,000
Property and equipment, net	34,986	36,368
Operating lease right-of-use assets	17,659	18,101
Restricted cash	3,649	3,647
Other assets	2,487	10,658
Total long-term assets	88,781	98,774
Total assets	$238,572	$284,250
Liabilities, Series A preferred shares and shareholders’ equity
Current liabilities:
Accounts payable	$16,486	$9,073
Accrued expenses and other current liabilities	10,994	16,185
Current portion of deferred revenue	88,044	89,652
Current portion of operating lease liability	3,357	3,243
Total current liabilities	118,881	118,153
Long-term liabilities:
Deferred revenue, net of current portion	60,913	63,466
Operating lease liability, net of current portion	28,425	29,304
Other liabilities	1,621	1,721
Total long-term liabilities	$90,959	$94,491
Total liabilities	$209,840	$212,644
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at March 31, 2020 and December 31, 2019	$7,874	$7,874
Shareholders’ equity:
Ordinary shares, no par value; 34,601,582 and 34,340,690 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	$540,161	$539,547
Additional paid-in capital	61,276	57,277
Accumulated other comprehensive income	273	267
Accumulated deficit	(580,852)	(533,359)
Total shareholders’ equity	$20,858	$63,732
Total liabilities, Series A preferred shares and shareholders’ equity	$238,572	$284,250

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue	$4,161	$3,026
Operating expenses:
Research and development	41,158	40,113
General and administrative	12,996	10,901
Total operating expenses	54,154	51,014
Loss from operations	(49,993)	(47,988)
Other income, net:
Dividend income	385	1,424
Interest income, net	3	11
Other income (expense), net	2,112	2,353
Total other income, net	2,500	3,788
Loss before income taxes	(47,493)	(44,200)
Income tax provision	—	—
Net loss	$(47,493)	$(44,200)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(1.38)	$(1.36)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	34,461,505	32,597,158

Other comprehensive income (loss):
Net loss	$(47,493)	$(44,200)
Foreign currency translation	6	97
Comprehensive loss	$(47,487)	$(44,103)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	3,901,348	$7,874	29,472,197	$375,148	$37,768	$153	$(339,721)	$73,348
Issuance of ordinary shares, net of offering costs	—	—	4,542,500	161,785	—	—	—	161,785
Share-based compensation	—	—	—	—	4,345	—	—	4,345
Vesting of RSUs	—	—	110,187	—	—	—	—	—
Option exercises	—	—	130,522	1,481	—	—	—	1,481
Other comprehensive income	—	—	—	—	—	97	—	97
Net loss	—	—	—	—	—	—	(44,200)	(44,200)
Balance at March 31, 2019	3,901,348	$7,874	34,255,406	$538,414	$42,113	$250	$(383,921)	$196,856

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	3,901,348	$7,874	34,340,690	$539,547	$57,277	$267	$(533,359)	$63,732
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	59,690	604	—	—	—	604
Share-based compensation	—	—	—	—	3,999	—	—	3,999
Vesting of RSUs	—	—	198,202	—	—	—	—	—
Option exercises	—	—	3,000	10	—	—	—	10
Other comprehensive income	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(47,493)	(47,493)
Balance at March 31, 2020	3,901,348	$7,874	34,601,582	$540,161	$61,276	$273	$(580,852)	$20,858

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(47,493)	$(44,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	442	381
Depreciation of property and equipment	2,039	1,783
Share-based compensation expense	3,999	4,345
Changes in operating assets and liabilities:
Accounts receivable	20,000	—
Prepaid expenses	(373)	(1,090)
Other assets	(1,983)	(2,124)
Accounts payable	7,336	783
Accrued expenses and other current liabilities	(5,191)	(6,467)
Deferred revenue	(4,161)	(3,026)
Operating lease liabilities	(765)	(663)
Other non-current liabilities	(100)	(103)
Net cash used in operating activities	(26,250)	(50,381)
Cash flows from investing activities
Purchases of property and equipment	(580)	(508)
Net cash used in investing activities	(580)	(508)
Cash flows from financing activities
Proceeds from issuance of ordinary shares, net of offering costs	—	162,065
Proceeds from issuance of ordinary shares pursuant to the at-the-market equity program, net	604	—
Proceeds from the exercise of share options	10	1,481
Net cash provided by financing activities	614	163,546
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	6	97
Net increase (decrease) in cash, cash equivalents and restricted cash	(26,210)	112,754
Cash, cash equivalents and restricted cash, beginning of period	150,808	178,444
Cash, cash equivalents and restricted cash, end of period	$124,598	$291,198
Supplemental disclosure of cash flow information:
Deferred follow-on offering costs in accounts payable and accrued expenses at period end	$—	$280

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

As of March 31, 2020, the Company had cash and cash equivalents of $120.9 million. The Company expects that its existing cash and cash equivalents will be sufficient to fund its operations for at least the next twelve months. The Company has based this expectation on assumptions that may prove to be incorrect, and the Company may use its available capital resources sooner than it currently expects. If the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be further reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. In addition, the Company may elect to raise additional funds before it needs them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if the Company expects it has sufficient funds for its current or future operating plans.

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

COVID-19 Global Pandemic

In December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China. Since that time, multiple other countries throughout the world and their economies have been effectively shut down and significantly affected by the spread of the virus. To date, responsive measures such as social distancing, work-from-home policies, travel bans and quarantines have been implemented in many countries throughout the world.

The Company is closely monitoring developments related to COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020. In response to this global pandemic, the Company has concentrated its efforts to remain focused on the health and safety of its employees and patients, while maintaining business continuity and honoring its commitment to deliver life-changing treatments for people battling devastating diseases.

The COVID-19 global pandemic is evolving rapidly and its impact on the Company is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or long-term impacts on its business, its clinical trials, healthcare systems or the global economy. These impacts are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs, business closures or business disruptions and the effectiveness of actions taken to contain and treat the disease. These effects may materially adversely affect the Company’s business, financial condition, results of operations, and prospects.

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and in U.S. dollars.

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020, as amended (the “2019 Annual Report on Form 10-K”), have had no material changes during the three months ended March 31, 2020.

Unaudited Interim Financial Data

The accompanying interim consolidated balance sheet as of March 31, 2020, the related interim consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019, the consolidated statements of Series A preferred shares and shareholders’ equity for the three months ended March 31, 2020 and 2019, the consolidated statements of cash flows for the three months ended March 31, 2020 and 2019, and the related interim information contained within the notes to the consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three months ended March 31, 2020 and 2019 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three months ended March 31, 2020 and 2019. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other interim period or future year or period.

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

Recently Issued Accounting Pronouncements

The recently issued accounting pronouncements described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the 2019 Annual Report on Form 10-K, have had no material changes during the three months ended March 31, 2020.

3. OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Refundable tax credits receivable	$18,692	$8,205
Dividend income receivable	104	200
Other current assets	47	284
Total other current assets	$18,843	$8,689

4. SHARE-BASED COMPENSATION

The Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Plan”), authorizes the board of directors or a committee of the board of directors to, among other things, grant non-qualified share options, restricted awards, which includes restricted shares, time-based restricted share units (“RSUs”) and performance-based restricted share units (“PSUs”) to eligible employees and directors of the Company. Options generally vest over periods of one to four years, and any options that are forfeited or cancelled are available to be granted again. The contractual life of options is generally five or ten years from the grant date. RSUs generally vest over a period of one to four years. PSUs vest upon the achievement of certain milestones. Any RSUs or PSUs that are forfeited are available to be granted again.

During the three months ended March 31, 2020, the Company granted 701,685 options and 14,750 RSUs to employees.

As of March 31, 2020, 878,110 ordinary shares remained available for future grant under the 2014 Plan.

Employee Share Purchase Plan

At the 2019 Annual General Meeting, the Company’s board of directors and the Company’s shareholders approved the 2019 Employee Share Purchase Plan (“ESPP”). As of March 31, 2020, there were 1,000,000 ordinary shares available for issuance under the ESPP. The ESPP allows all full-time and certain part-time employees to purchase the Company’s ordinary shares at a discount to fair market value. Eligible employees may enroll in a six-month offering period beginning approximately every January 15th and July 15th. Shares are purchased at a price equal to 85% of the lower of the fair market value of the Company’s ordinary shares on the first business day or the last business day of an offering period. Eligible employees who elected to participate in the ESPP were able to participate in the ESPP for the first time beginning on January 15, 2020. During the three months ended March 31, 2020, no shares were issued under the ESPP and the earliest that shares would be issued under the ESPP is July 14, 2020.

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

Through March 31, 2020, the Company had recognized revenue of $18.3 million as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss under the Pfizer Collaboration Agreement. During the three months ended March 31, 2020 and 2019, the Company recognized revenue of approximately $1.3 million and $0.6 million, respectively, in the Company’s consolidated statements of operations and comprehensive loss under the Pfizer Collaboration Agreement. The aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligations and recorded in deferred revenue at March 31, 2020 is $0.2 million, all of which is included in current liabilities. The Company expects to recognize this amount according to FTE hours incurred, over the remaining research term, which is one month as of March 31, 2020.

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

The Takeda Collaboration is managed by a joint steering committee (“JSC”) in which both parties are represented equally. The JSC is tasked with overseeing the scientific progression of each Category 1 Program and the Category 2 Programs.

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

Through March 31, 2020, the Company had recognized revenue of approximately $21.3 million as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss under the Takeda Collaboration Agreement. During the three months ended March 31, 2020 and 2019, the Company recognized revenue of $2.9 million and $2.5 million, respectively, in the Company’s consolidated statements of operations and comprehensive loss under the Takeda Collaboration Agreement. The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue at March 31, 2020 is $148.7 million, of which $87.8 million is included in current liabilities. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the research and development services for each Category 1 Program and the Category 2 Programs as costs are incurred, over the remaining research term. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the material right for each Category 1 Program option upon Takeda’s exercise of such option, or immediately as each option expires unexercised. The aggregate amount of the transaction price included in accounts receivable at March 31, 2020 is $30.0 million, all of which is included in long-term assets.

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

The Company’s potentially dilutive shares, which include outstanding share options to purchase ordinary shares, RSUs, PSUs and Series A preferred shares, are considered to be ordinary share equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following ordinary share equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2020	2019
Options to purchase ordinary shares	4,320,605	3,853,542
RSUs and PSUs	1,272,350	1,674,124
Series A preferred shares	3,901,348	3,901,348

Additionally, for the periods presented, the two-class method does not impact the net loss per ordinary share as the Company was in a net loss position for each of the periods presented and holders of Series A preferred shares do not participate in losses.

7. INCOME TAXES

During the three months ended March 31, 2020 and 2019, the Company recorded no income tax provision.

The Company maintained a full valuation allowance for the three months ended March 31, 2020 and 2019 in all jurisdictions due to uncertainty regarding future taxable income.

The Company’s reserves related to taxes and its accounting for uncertain tax positions are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more-likely-than-not to be realized following resolution of any potential contingencies present related to the tax benefit.

8. GEOGRAPHIC DATA

Substantially all of the Company’s long-lived assets were located in the United States as of March 31, 2020 and December 31, 2019.

9. RELATED PARTIES

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

10. FEBRUARY 2020 COST REDUCTION PLAN

On February 6, 2020, the Company implemented a plan to reduce operating costs and better align its workforce with the needs of its business following the Company’s December 16, 2019 announcement of its decision to discontinue the suvodirsen program for patients with Duchenne muscular dystrophy (“DMD”) and to cease development of the Company’s other DMD programs. Under this cost reduction plan, the Company reduced its workforce by approximately 22%. The Company incurred a one-time restructuring charge of approximately $3.4 million, of which $2.5 million was included in research and development expenses and $0.9 million was included in general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss, including employee severance, benefits and related termination costs, during the three months ended March 31, 2020.

During the three months ended March 31, 2020, the Company paid approximately $2.1 million of these restructuring expenses. The remaining payments of $1.3 million will be paid through March 31, 2021.

	Accrued Restructuring Expenses at January 1, 2020	Expenses	Less: Payments	Accrued Restructuring Expenses at March 31, 2020
	(in thousands)
Severance, benefits and related costs due to workforce reduction	$—	$3,385	$(2,096)	$1,289
Total	$—	$3,385	$(2,096)	$1,289

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020, as amended (the “2019 Annual Report on Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

COVID-19 Business Update

We are closely monitoring developments related to COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020. In response to this global pandemic, we have concentrated our efforts to remain focused on the health and safety of our employees and patients, while maintaining business continuity and honoring our commitment to deliver life-changing treatments for people battling devastating diseases.

We implemented business continuity plans in March 2020 designed to address the impact of COVID-19 on our business, which continue to evolve with the rapid evolution of the pandemic. Effective March 12, 2020, we implemented measures to mitigate the spread of COVID-19 and contribute to the ongoing public health effort to reduce the spread of the virus. We formed a COVID-19 Response Team to maintain business continuity while safeguarding employee and patient health. We also mandated a work-from-home policy for most employees and set up additional processes to work from home effectively, including measures to bolster our cybersecurity. Our COVID-19 Response Team continues to assess, evaluate and evolve our ongoing business continuity plans and our COVID-19 policies and guidance.

Our manufacturing operations and lab-based activities continue with social-distancing and updated protocols for accessing our facilities. As a biopharmaceutical research and development company, we are deemed to provide essential services under the “stay at home” advisory that was issued by the Governor of Massachusetts on March 23, 2020. While we continue to conduct R&D activities, including our ongoing clinical trials, the COVID-19 pandemic has impacted, and may continue to impact, certain of our early-stage discovery efforts and clinical trials. We are working with our clinical investigators, R&D vendors and supply chain vendors to continually assess and take steps to mitigate the potential impact of COVID-19 on our manufacturing operations and R&D activities.

We will continue to closely monitor the COVID-19 situation as we evolve our business continuity plans. Given the global economic slowdown and the other risks and uncertainties associated with COVID-19, our business, financial condition, results of operations, and prospects could be materially adversely affected. For additional information, see “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

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

Our lead clinical development programs are focused in genetic diseases within neurology. Our most advanced stereopure therapeutic candidates in development, WVE-120101 and WVE-120102, are designed to selectively target mutant huntingtin (“mHTT”) and spare wild-type, or healthy, huntingtin (“wtHTT”) for the treatment of Huntington’s disease (“HD”). WVE-120101 and WVE-120102 are currently being studied in two Phase 1b/2a clinical trials, PRECISION-HD1 and PRECISION-HD2. Our next neurology programs approaching clinical development include our mHTT SNP3 program for the treatment of HD and our C9orf72 program for the treatment of amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”). We are also pursuing additional CNS programs in collaboration with Takeda Pharmaceutical Company Limited (“Takeda”), including spinocerebellar ataxia 3 (“SCA3”). Outside of neurology, we are advancing discovery research in ophthalmologic disorders, specifically inherited retinal diseases, in hepatic diseases, and in ADAR-mediated RNA-editing applications. In further support of our pipeline, we continue to invest in PRISM to potentially develop the next generation of stereopure oligonucleotides. We have also established and continue to enhance our internal current good manufacturing practices (“cGMP”) manufacturing capabilities to increase control and visibility of our drug substance supply chain.

Our Current Programs

Additional details regarding our programs are set forth below.

Neurology

Huntington’s Disease (“HD”): HD is a rare hereditary neurodegenerative disease that results in early death and for which there is no cure. HD is caused by a mutation (i.e., an expanded CAG triplet repeat) in the HTT gene, which results in production of mutant HTT (“mHTT”) protein. In HD patients, there is a progressive loss of neurons in the brain leading to cognitive, psychiatric and motor disabilities. HD patients still possess wild-type (healthy) HTT (“wtHTT”) protein, which is important for neuronal function and there is increasing evidence that wtHTT may be neuroprotective in an adult brain. Additionally, a dominant gain of function in mHTT protein and a concurrent loss of function of wtHTT protein may be important components of the pathophysiology of HD. Accordingly, suppression of wtHTT may have detrimental long-term consequences. Absence of wtHTT protein has been shown to be embryonically lethal in mice. In October 2019, at our Analyst and Investor Research Day, key opinion leaders in HD research presented data suggesting that wtHTT is neuroprotective in an adult brain; transport of key neurotrophic factors such as brain-derived neurotrophic factor (“BDNF”) are regulated by wtHTT levels; and HD may be caused by a dominant gain of function in mutant HTT and a loss of function of wtHTT protein. Further, the relative proportion of wtHTT to mHTT is critical based on evidence that suggests an increased amount of wtHTT relative to mHTT may result in slower disease progression (measured by age-at-onset). Also, HD patients that lack wtHTT all together have significantly more severe disease, as measured by disease progression after symptom onset.

Our HD Portfolio: In HD, we are currently advancing two clinical programs and one preclinical program. WVE-120101 and WVE-120102 are our clinical programs, where each is a distinct stereopure antisense oligonucleotide designed to selectively target a single nucleotide polymorphism (“SNP”) associated with the disease-causing mutant huntingtin (mHTT) mRNA transcript within the HTT gene: rs362307 (“mHTT SNP1”) and rs362331 (“mHTT SNP2”), respectively. Our third program in HD, which we refer to as our “mHTT SNP3” program, is also a stereopure antisense oligonucleotide designed to selectively target an undisclosed SNP on the mHTT mRNA transcript. Our mHTT SNP3 program is currently in the preclinical stage. Approximately 50% of the HD population carries SNP1 or SNP2 and, with overlap, up to 70% of the HD population carries either SNP1, SNP2 or both. Approximately 40% of the HD population carries SNP3 and, with overlap, up to 80% of the HD population carries at least one of SNP1, SNP2 and/or SNP3. Targeting mRNA transcript with these SNPs allows us to lower the mutant allele transcript, while leaving the healthy transcript relatively intact. The healthy transcript is required to produce healthy HTT protein which is important for neuronal function. We commonly refer to this method (or approach) as “allele selective targeting.” SNPs are naturally occurring variations within a given genetic sequence and in certain instances can be used to distinguish between two related copies of a gene where only one is associated with the expression of a disease-causing protein. Our allele selective approach may also enable us to address the pre-manifest, or asymptomatic, HD patient population in the future. We have shown that by targeting mHTT SNP1 and mHTT SNP2 in preclinical in vitro studies, the production of disease-causing proteins associated with HD can be selectively reduced. In addition, we have shown that by targeting mHTT SNP3 in preclinical in vitro studies, our SNP3 compounds selectively reduce the expression of the mutant HTT.

Phase 1b/2a Clinical Trials: PRECISION-HD is a global clinical program consisting of the PRECISION-HD1 and PRECISION-HD2 clinical trials. PRECISION-HD1 and PRECISION-HD2 are two parallel, multicenter, double-blind, randomized, placebo-controlled Phase 1b/2a clinical trials evaluating WVE-120101 and WVE-120102, respectively, administered intrathecally, consisting of single-ascending dose and multiple-ascending dose portions. The primary objective of these two trials is to assess the safety and tolerability of intrathecal doses of WVE-120101 and WVE-120102, respectively, in early manifest HD patients. Additional objectives include measurement of total HTT protein and mutant HTT protein, and exploratory pharmacokinetic, pharmacodynamic, clinical and MRI endpoints. Each trial is designed with five multi-dose cohorts (2, 4, 8, 16, and 32 mg), each with 12 patients that have Stage I or Stage II HD, ages 25-65, who have screened positively for the presence of SNP1 or SNP2. Outside of the United States, we are conducting both the single-ascending dose and multiple-ascending dose portions of the PRECISION-HD1 and PRECISION-HD2 trials. In the United States, we received approvals to proceed with the single-dose portions of both trials. However, the FDA indicated to us that we cannot progress to the multiple-ascending dose portions of these trials in the United States unless we conduct an additional preclinical study and present the resulting data to the FDA for its review. For the single-dose portion of the PRECISION-HD1 trial in the United States, escalation to our highest proposed doses is subject to the FDA’s review and approval of additional monitoring plans. WVE-120101 and WVE-120102 have been granted orphan drug designation for the treatment of HD by the FDA. In response to the global COVID-19 pandemic, we have taken, and will continue to take, actions to minimize disruptions to our PRECISION-HD clinical trials, including, among other actions, more frequent communications with our trial sites to monitor the impact of the evolving pandemic. If global restrictions continue or worsen, the ability to evaluate patients in both of the PRECISION-HD trials as planned may be impacted.

PRECISION-HD2 trial: In December 2019, we announced initial clinical data from our ongoing PRECISION-HD2 trial. In an analysis comparing all patients treated with multiple intrathecal doses of WVE-120102 to placebo, a statistically significant reduction of 12.4% (p<0.05) in mHTT protein was observed in cerebrospinal fluid (“CSF”). An analysis to assess a dose response across treatment groups (2, 4, 8, or 16 mg) suggested a statistically significant response in mHTT reduction at the highest doses tested (p=0.03). WVE-120102 was generally safe and well tolerated across all cohorts. These topline data supported the addition of higher dose cohorts, and we initiated the 32 mg cohort in January 2020. We expect to deliver clinical data from the 32 mg cohort in the second half of 2020.

PRECISION-HD1 trial: We initiated the 32 mg cohort of the PRECISION-HD1 trial in March 2020. We expect to deliver topline clinical data from the five multi-dose cohorts (2, 4, 8, 16, 32 mg) of the PRECISION-HD1 trial in the second half of 2020.

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

ALS and FTD: In amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”), we are advancing our C9orfF72 program, which is designed to selectively target the transcripts containing the hexanucleotide repeat expansion (G4C2) in the C9orf72 gene. Our C9orf72 program is designed to minimize the impact on normal C9orf72 protein in patients, thereby reducing potential on-target risk. The G4C2 expansion in the C9orf72 gene is the most common cause of familial ALS and FTD and is a strong genetic risk factor for non-inherited (sporadic) forms of ALS and FTD. We expect to initiate clinical development of our C9orf72 program in the second half of 2020.

SCA3: In spinocerebellar ataxia 3 (“SCA3”), we are continuing to advance our program targeting ATXN3. SCA3 is a rare, hereditary (autosomal dominant), progressive, neurodegenerative disorder that is caused by a CAG-repeat expansion in the ATXN3 gene.

Additional CNS Disorders: We are collaborating with Takeda to advance genetically defined targets for the treatment of other CNS disorders, including Alzheimer’s disease, Parkinson’s disease, and others. Under the terms of the agreement, we may collaborate with Takeda on up to six preclinical programs at any one time, during a four-year term. Takeda is entitled to exclusively license multiple preclinical programs from us during the term.

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

Hepatic

In May 2020, we announced the first in vivo data from our novel RNA-editing platform, which demonstrated successful RNA editing of ACTB (Beta-actin) mRNA in NHPs via endogenous ADARs using stereopure GalNAc-conjugated oligonucleotides. In this ongoing proof-of-concept study, our oligonucleotides demonstrated up to 50% A to I (G) editing of ACTB mRNA in the liver of NHPs two-days post-last dose. To our knowledge, these are the first publicly available data that demonstrate successful RNA editing in vivo in NHPs.

We recently concluded our collaboration with Pfizer Inc. to advance genetically defined targets for the treatment of metabolic diseases. Through our work in the collaboration, we have incorporated valuable learnings and technology advancements into PRISM, where we have leveraged our new understanding of GalNAc conjugations to design novel RNA-editing oligonucleotides.

Recent Developments

On February 6, 2020, we implemented a plan to reduce operating costs and better align our workforce with the needs of our business following our December 16, 2019 announcement of our decision to discontinue the suvodirsen program for patients with DMD and to cease development of our other DMD programs. Under this cost reduction plan, we reduced our workforce by approximately 22%. The reduction in workforce was completed in February 2020.

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss was $47.5 million and $44.2 million in the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, we had an accumulated deficit of $580.9 million and $533.4 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future.

Revenue

We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenue during the three months ended March 31, 2020 and 2019 represents revenue earned under our two revenue-generating collaboration agreements: the Pfizer Collaboration Agreement (as defined in Note 5 in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (“Note 5”)), which was entered into in May 2016, and the Takeda Collaboration Agreement (as defined in Note 5), which became effective in April 2018.

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

The table below summarizes our research and development expenses incurred for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
DMD programs	$4,509	$12,448
HD programs	7,513	3,438
ALS and FTD programs	2,038	726
PRISM and other research and development expenses (1)	27,098	23,501
Total research and development expenses	$41,158	$40,113

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

Our significant accounting policies, judgments and estimates are described in Note 2 in the notes to the audited consolidated financial statements included in the 2019 Annual Report on Form 10-K, as well as in Note 2 in the notes to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. We believe that our revenue recognition policy, particularly (a) assessing the number of performance obligations; (b) determining the transaction price; (c) allocating the transaction price to the performance obligations in the contract; and (d) determining the pattern over which performance obligations are satisfied, including estimates to complete performance obligations, and the assumptions and estimates used in our analysis of contracts with CROs and CMOs to estimate the contract expense, involve a greater degree of judgment, and therefore we consider them to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Revenue	$4,161	$3,026	$1,135
Operating expenses:
Research and development	41,158	40,113	1,045
General and administrative	12,996	10,901	2,095
Total operating expenses	54,154	51,014	3,140
Loss from operations	(49,993)	(47,988)	(2,005)
Other income, net:	2,500	3,788	(1,288)
Loss before income taxes	(47,493)	(44,200)	(3,293)
Income tax provision	—	—	—
Net loss	$(47,493)	$(44,200)	$(3,293)

Revenue

Revenue of approximately $4.2 million and $3.0 million was earned under the Pfizer Collaboration Agreement and the Takeda Collaboration Agreement for the three months ended March 31, 2020 and 2019, respectively. The $1.1 million increase in revenue is due to an increase in research and development services under the Pfizer Collaboration Agreement and the Takeda Collaboration Agreement.

Research and Development Expenses

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
DMD programs	$4,509	$12,448	$(7,939)
HD programs	7,513	3,438	4,075
ALS and FTD programs	2,038	726	1,312
PRISM and other research and development expenses (1)	27,098	23,501	3,597
Total research and development expenses	$41,158	$40,113	$1,045

(1)

Includes discovery and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $41.2 million for the three months ended March 31, 2020, compared to $40.1 million for the three months ended March 31, 2019. The increase of approximately $1.0 million was due to the following:

•	an increase of $4.1 million in external expenses related to our HD programs, including costs related to our Phase 1b/2a clinical trials, PRECISION-HD1 and PRECISION-HD2, and our mHTT SNP3 program;
•	an increase of $1.3 million in external expenses related to our ALS and FTD programs;
•

an increase of $3.6 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, including PRISM and the identification of potential drug discovery candidates, primarily due to increases in compensation-related expenses, including employee severance, benefits and related termination costs due to the February 2020 reduction in workforce; and

•

a decrease of $7.9 million in external expenses related to our DMD programs, including suvodirsen, mainly due to our December 2019 decision to discontinue the suvodirsen program and to cease development of our other DMD programs.

General and Administrative Expenses

General and administrative expenses were $13.0 million for the three months ended March 31, 2020, as compared to $10.9 million for the three months ended March 31, 2019. The increase of $2.1 million was mainly driven by compensation-related costs, including employee severance, benefits and related termination costs due to the February 2020 reduction in workforce.

Other Income, Net

Other income, net for the three months ended March 31, 2020 and 2019 was $2.5 million and $3.8 million, respectively. The decrease of $1.3 million in other income, net is primarily due to decreased dividend income earned on cash and cash equivalents.

Income Tax Provision

During the three months ended March 31, 2020 and 2019, we recorded no income tax provision. We maintained a full valuation allowance for the three months ended March 31, 2020 and 2019 in all jurisdictions due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net losses. To date, we have primarily funded our operations through private placements of debt and equity securities, public offerings of our ordinary shares and collaborations with third parties. Through March 31, 2020, we have received an aggregate of approximately $655.0 million in net proceeds from these transactions. We received $89.3 million in net proceeds from private placements of our debt and equity securities, $100.4 million in net proceeds from our initial public offering, $40.0 million under the Pfizer Agreements (as defined in Note 5), including $10.0 million as an upfront payment under the Pfizer Collaboration Agreement and $30.0 million in the form of an equity investment, $93.5 million in net proceeds from our April 2017 follow-on underwritten public offering, $170.0 million in upfront payments under the Takeda Agreements (as defined in Note 5), including $110.0 million as an upfront payment under the Takeda Collaboration Agreement (as defined in Note 5) and $60.0 million in the form of an equity investment, and $161.8 million in net proceeds from our January 2019 follow-on underwritten public offering.

As of March 31, 2020, we had cash and cash equivalents totaling $120.9 million, an accumulated deficit of $580.9 million and restricted cash of $3.6 million for our leased premises in Cambridge, Massachusetts and Lexington, Massachusetts.

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

In May 2019, we filed a shelf registration statement on Form S-3ASR with the SEC pursuant to which we registered for sale an indeterminate amount of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. Our shelf registration statement on Form S-3ASR also includes a prospectus covering up to an aggregate of $250.0 million in ordinary shares that we may issue and sell from time to time, through Jefferies LLC acting as our sales agent, pursuant to the open market sales agreement that we entered into with Jefferies LLC in May 2019, as amended in March 2020, for our “at-the-market” equity program. Since we no longer qualified as a “well-known seasoned issuer” at the time of the filing of our 2019 Annual Report on Form 10-K, we amended the shelf registration statement to register for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including the up to $250.0 million in ordinary shares that we may issue and sell from time to time pursuant to our “at-the-market” equity program. During the three months ended March 31, 2020, we sold approximately 60,000 ordinary shares under our at-the market equity program for aggregate net proceeds of approximately $0.6 million. As of this filing on May 11, 2020, we have sold an aggregate of approximately 357,000 ordinary shares resulting in aggregate net proceeds of approximately $3.4 million under our at-the-market equity program, thereby leaving approximately $246.6 million in ordinary shares available for sale thereunder.

Adequate additional financing may not be available to us on acceptable terms, or at all. Raising capital in the current economic environment, particularly in light of the economic downturn and ongoing uncertainty related to the COVID-19 pandemic, may be challenging. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our cash flow activity:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(26,250)	$(50,381)
Net cash used in investing activities	(580)	(508)
Net cash provided by financing activities	614	163,546
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	6	97
Net increase (decrease) in cash, cash equivalents and restricted cash	$(26,210)	$112,754

Operating Activities

During the three months ended March 31, 2020, operating activities used $26.3 million of cash, primarily due to our net loss of $47.5 million, offset by a $20.0 million decrease in accounts receivable.

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

Investing Activities

During the three months ended March 31, 2020, investing activities used $0.6 million of cash, related to purchases of property and equipment.

During the three months ended March 31, 2019, investing activities used $0.5 million of cash, related to purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2020, net cash provided by financing activities was $0.6 million, which was primarily due to the net proceeds from sales of ordinary shares under our at-the-market equity program.

During the three months ended March 31, 2019, net cash provided by financing activities was $163.6 million, which was primarily due to the $162.1 million in net proceeds from our underwritten public offering of ordinary shares in January 2019 and approximately $1.5 million in proceeds from the exercise of share options.

Funding Requirements

We expect to continue to incur significant expenses in connection with our ongoing research and development activities and our internal cGMP manufacturing activities. Furthermore, we anticipate that our expenses will continue to vary if and as we:

•	continue to conduct our clinical trials evaluating our product candidates in patients;
•	conduct research and preclinical development of discovery targets and advance additional programs into clinical development;
•	file clinical trial applications with global regulatory agencies and conduct clinical trials for our programs;
•	make strategic investments in continuing to innovate our research and development platform, PRISM, and in optimizing our manufacturing processes and formulations;
•	maintain our manufacturing capabilities through our internal facility and our CMOs;
•	maintain our intellectual property portfolio and consider the acquisition of complementary intellectual property;
•	seek and obtain regulatory approvals for our product candidates; and
•	respond to the impacts of the COVID-19 global pandemic on our business.

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

Because of the numerous risks and uncertainties associated with the development of drug candidates and because the extent to which we may enter into collaborations with third parties for development of product candidates is unknown, we are unable to estimate the amounts of future capital outlays and operating expenses associated with completing the research and development for our therapeutic programs. Our future capital requirements for our therapeutic programs will depend on many factors, including:

•	the progress, results and costs of conducting research and continued preclinical and clinical development for our therapeutic programs and future potential pipeline candidates;
•	the number and characteristics of product candidates and programs that we pursue;
•	the cost of manufacturing our product candidates;
•	whether and to what extent milestone events are achieved under our collaboration with Takeda;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to obtain marketing approval for our product candidates;
•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
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

Adequate additional funds may not be available to us on acceptable terms when we need them, or at all. We do not currently have any committed external source of funds, except for committed funds and possible future payments from Takeda under the Takeda Collaboration Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing shareholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our shareholders. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute our shareholders’ ownership interests.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our 2019 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2020 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Pronouncements

The recently issued accounting pronouncements described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the 2019 Annual Report on Form 10-K, have had no material changes during the three months ended March 31, 2020.

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

Foreign Currency Exchange Rate Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. For the three months ended March 31, 2020 and 2019, changes in foreign currency exchange rates did not have a material impact on our business, financial condition, results of operations or cash flows.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition, results of operations or cash flows for the three months ended March 31, 2020 and 2019.

Capital Market Risk

We currently have no product revenues and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our share price, including impacts on the capital markets resulting from the COVID-19 pandemic.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors below and the factors discussed under the caption “Risk Factors” that appear in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 2, 2020, as amended.

We, or third parties upon whom we depend, may face risks related to health epidemics, including the novel coronavirus (COVID-19) pandemic, which may delay our ability to complete our ongoing clinical trials, initiate additional clinical trials, delay regulatory activities and have other adverse effects on our business and operations.

In December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China. Since that time, multiple other countries throughout the world and their economies, including the United States, have been effectively shut down and significantly affected by the spread of the virus. To date, responsive measures such as social distancing, work-from-home policies, travel bans and quarantines have been implemented in many countries throughout the world, including the United States. We are in the midst of the global pandemic, therefore the extent to which these responsive measures may materially and adversely affect our business operations and financial condition is currently unclear and we are continuing to evaluate the situation.

As a clinical-stage company with multiple programs and multiple clinical trials currently underway, the pandemic is impacting the execution of our clinical trials. We have clinical trial sites located in countries that have been affected by COVID-19. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources in favor of COVID-19 patients and difficulties in recruiting clinical site investigators and clinical site staff. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, or patients may not be willing to travel to clinical trial sites. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations. We may also experience delays or disruptions in our clinical trials or preclinical studies due to unforeseen circumstances at contract research organizations and vendors along their supply chain. We may also experience interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical trial endpoints.

The COVID-19 pandemic has affected and may continue to affect the operations of the FDA, EMA and other regulatory authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. If regulatory matters resulting from COVID-19 continue to prevent regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could impact the ability of regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We rely upon third parties for many aspects of our business, including the raw materials used to make our product candidates and the conduct of our clinical trials and preclinical studies. While we have built up inventory to assist us through this uncertain operating environment, our suppliers may be disrupted now or in the future, which may affect our ability to procure items that are essential for our research and development activities and may cause significant disruptions to our business.

We have implemented procedures to protect our workforce in manufacturing and laboratory operations while ensuring appropriate remote working protocols have been implemented for our employees who can work from home. The spread of COVID-19 and the responsive measures taken to date have limited our access to our facilities and caused the majority of our employees to work from home. We continue to monitor the global spread of COVID-19 and the response of international, national and local authorities, and have implemented and will continue to implement measures that we believe are appropriate and necessary for our business and the safety of our employees. In response to these public health directives and orders, we have implemented a work-from-home policy for our employees. The effects of the executive order, the stay-at-home advisory and our work-from-home policy may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. The increase in working remotely may increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions. In addition, as a result of potential shelter-in-place orders or other mandated travel restrictions, our on-site staff conducting research and development and manufacturing activities may experience difficulties or delays in accessing our laboratories or manufacturing space.

Our future capital requirements depend on many factors, including the uncertain impact of the COVID-19 pandemic. The pandemic has already caused significant disruptions to the financial markets, and may continue to cause such disruptions, which could impact our ability to raise capital. Raising capital in the current economic environment, particularly in light of the economic downturn and ongoing uncertainty related to the COVID-19 pandemic, may be challenging. As a result, we may face difficulties raising capital through sales of our securities or such sales may be on unfavorable terms.

The COVID-19 global pandemic is evolving rapidly and its impact on us is highly uncertain and subject to change. We do not yet know the full extent of potential delays or long-term impacts on our business, our clinical trials, healthcare systems or the global economy. These impacts are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. These effects may materially adversely affect our business, financial condition, results of operations, and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The information set forth in this Item 5 is included herein for the purpose of providing the disclosure required under “Item 5.02 - Departure of Directors or Certain Oﬃcers; Election of Directors; Appointment of Certain Oﬃcers; Compensatory Arrangements of Certain Oﬃcers” of Form 8-K.

On May 8, 2020, the Company entered into amended and restated employment agreements (the “Employment Agreements”) with certain of its named executive officers (each, an “Executive”): Paul B. Bolno, M.D., MBA; and Chandra Vargeese, Ph.D. The Employment Agreements amend and restate the prior employment arrangements between the Company and such Executives. Under the terms of the Employment Agreements, the 2020 annual base salaries for Drs. Bolno and Vargeese are $578,977 and $434,520, respectively, and their annual target bonus percentages are 65% and 40% of their base salary, respectively.

The terms of the Employment Agreements provide that, if Drs. Bolno or Vargeese is involuntarily terminated by the Company without cause or such Executive terminates his or her employment for good reason, such Executive will be entitled to receive continued payment of his or her base salary for 18 months or 12 months, respectively, following termination; continued payment of health insurance premiums at the Company’s then normal rate of contribution until the earlier of 18 months or 12 months, respectively, following termination or until he or she commences new employment; and the payment of a separation bonus equal to his or her then annual target bonus opportunity, prorated through the termination date.

In addition, if a change of control occurs and within one year following the change of control Drs. Bolno or Vargeese is involuntarily terminated without cause or such Executive terminates his or her employment for good reason, such Executive will be entitled to receive a lump sum cash payment equal to 18 months or 12 months, respectively, of his or her then-current annual base salary; continued payment of health insurance premiums at the Company’s then normal rate of contribution until the earlier of 18 months or 12 months, respectively, following termination or until he or she commences new employment; and the payment of a separation bonus equal to his or her then annual target bonus opportunity.

Receipt of the severance and change of control benefits described above are subject to execution of a release of claims against the Company and compliance with certain restrictive covenants following the termination of his or her employment.

Copies of the Employment Agreements will be filed as exhibits to our Quarterly Report on Form 10-Q for the quarter ending June 30, 2020. The foregoing descriptions of the terms of the Employment Agreements are qualified in their entirety by reference to the full text of such exhibits.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.1	Amendment No. 1 to Open Market Sale Agreement, dated as of March 2, 2020, by and between the Registrant and Jefferies LLC		POSASR (Exhibit 1.3)	03/02/2020	333-231382

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer	X

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its Inline XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

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

WAVE LIFE SCIENCES LTD.

Date: May 11, 2020	By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	By:	/s/ David G. Gaiero
David G. Gaiero
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)