Form 10-Q
period 2020-06-30
Wave Life Sciences Ltd.
filed 2020-08-10
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of outstanding ordinary shares of the registrant as of August 1, 2020 was 36,453,971.

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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ. These risks, uncertainties and other factors include, among other things, our critical accounting policies and: the ability of our preclinical studies to produce data sufficient to support the filing of global clinical trial applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results and timing of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our effectiveness in managing current and future clinical trials and regulatory processes; the success of our platform in identifying viable candidates; the continued development and acceptance of nucleic acid therapeutics as a class of drugs; our ability to demonstrate the therapeutic benefits of our stereopure candidates in clinical trials, including our ability to develop candidates across multiple therapeutic modalities; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to fund our operations and to raise additional capital as needed; competition from others developing therapies for similar uses; the severity and duration of the COVID-19 pandemic; the COVID-19 pandemic may negatively impact the conduct of, and the timing of enrollment, completion and reporting with respect to, our clinical trials; any other impacts on our business as a result of or related to the COVID-19 pandemic, as well as other risks and uncertainties under the caption “Risk Factors” contained in this Quarterly Report on Form 10-Q and in other filings we make with the Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$94,054	$147,161
Current portion of accounts receivable	30,000	20,000
Prepaid expenses	6,452	9,626
Other current assets	16,328	8,689
Total current assets	146,834	185,476
Long-term assets:
Accounts receivable, net of current portion	—	30,000
Property and equipment, net	33,096	36,368
Operating lease right-of-use assets	17,201	18,101
Restricted cash	3,650	3,647
Other assets	3,170	10,658
Total long-term assets	57,117	98,774
Total assets	$203,951	$284,250
Liabilities, Series A preferred shares and shareholders’ equity
Current liabilities:
Accounts payable	$13,910	$9,073
Accrued expenses and other current liabilities	8,220	16,185
Current portion of deferred revenue	84,849	89,652
Current portion of operating lease liability	3,473	3,243
Total current liabilities	110,452	118,153
Long-term liabilities:
Deferred revenue, net of current portion	61,081	63,466
Operating lease liability, net of current portion	27,513	29,304
Other liabilities	1,520	1,721
Total long-term liabilities	$90,114	$94,491
Total liabilities	$200,566	$212,644
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at June 30, 2020 and December 31, 2019	$7,874	$7,874
Shareholders’ equity:
Ordinary shares, no par value; 35,732,154 and 34,340,690 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	$551,543	$539,547
Additional paid-in capital	65,070	57,277
Accumulated other comprehensive income	278	267
Accumulated deficit	(621,380)	(533,359)
Total shareholders’ equity	$(4,489)	$63,732
Total liabilities, Series A preferred shares and shareholders’ equity	$203,951	$284,250

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$3,027	$7,628	$7,188	$10,654
Operating expenses:
Research and development	31,478	41,605	72,636	81,718
General and administrative	10,205	11,640	23,201	22,541
Total operating expenses	41,683	53,245	95,837	104,259
Loss from operations	(38,656)	(45,617)	(88,649)	(93,605)
Other income (expense), net:
Dividend income	135	1,544	520	2,968
Interest income (expense), net	(2)	8	1	19
Other income (expense), net	(2,005)	2,123	107	4,476
Total other income (expense), net	(1,872)	3,675	628	7,463
Loss before income taxes	(40,528)	(41,942)	(88,021)	(86,142)
Income tax provision	—	—	—	—
Net loss	$(40,528)	$(41,942)	$(88,021)	$(86,142)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(1.15)	$(1.22)	$(2.53)	$(2.58)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	35,212,291	34,260,298	34,836,898	33,433,322

Other comprehensive income (loss):
Net loss	$(40,528)	$(41,942)	$(88,021)	$(86,142)
Foreign currency translation	5	30	11	127
Comprehensive loss	$(40,523)	$(41,912)	$(88,010)	$(86,015)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	3,901,348	$7,874	29,472,197	$375,148	$37,768	$153	$(339,721)	$73,348
Issuance of ordinary shares, net of offering costs	—	—	4,542,500	161,785	—	—	—	161,785
Share-based compensation	—	—	—	—	4,345	—	—	4,345
Vesting of RSUs	—	—	110,187	—	—	—	—	—
Option exercises	—	—	130,522	1,481	—	—	—	1,481
Other comprehensive income	—	—	—	—	—	97	—	97
Net loss	—	—	—	—	—	—	(44,200)	(44,200)
Balance at March 31, 2019	3,901,348	$7,874	34,255,406	$538,414	$42,113	$250	$(383,921)	$196,856
Issuance of ordinary shares	—	—	—	7	—	—	—	7
Share-based compensation	—	—	—	—	5,157	—	—	5,157
Option exercises	—	—	10,854	116	—	—	—	116
Other comprehensive income	—	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	—	(41,942)	(41,942)
Balance at June 30, 2019	3,901,348	$7,874	34,266,260	$538,537	$47,270	$280	$(425,863)	$160,224

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY CONTINUED

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	3,901,348	$7,874	34,340,690	$539,547	$57,277	$267	$(533,359)	$63,732
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	59,690	604	—	—	—	604
Share-based compensation	—	—	—	—	3,999	—	—	3,999
Vesting of RSUs	—	—	198,202	—	—	—	—	—
Option exercises	—	—	3,000	10	—	—	—	10
Other comprehensive income	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(47,493)	(47,493)
Balance at March 31, 2020	3,901,348	$7,874	34,601,582	$540,161	$61,276	$273	$(580,852)	$20,858
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	1,123,156	11,372	—	—	—	11,372
Share-based compensation	—	—	—	—	3,794	—	—	3,794
Vesting of RSUs	—	—	3,569	—	—	—	—	—
Option exercises	—	—	3,847	10	—	—	—	10
Other comprehensive income	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	(40,528)	(40,528)
Balance at June 30, 2020	3,901,348	$7,874	35,732,154	$551,543	$65,070	$278	$(621,380)	$(4,489)

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(88,021)	$(86,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	900	776
Depreciation of property and equipment	4,063	3,637
Share-based compensation expense	7,793	9,502
Changes in operating assets and liabilities:
Accounts receivable	20,000	10,000
Prepaid expenses	3,174	(1,315)
Other assets	(151)	(3,451)
Accounts payable	4,762	(960)
Accrued expenses and other current liabilities	(7,965)	(3,104)
Deferred revenue	(7,188)	(10,654)
Operating lease liabilities	(1,561)	(1,354)
Other non-current liabilities	(201)	(245)
Net cash used in operating activities	(64,395)	(83,310)
Cash flows from investing activities
Purchases of property and equipment	(716)	(2,107)
Net cash used in investing activities	(716)	(2,107)
Cash flows from financing activities
Proceeds from issuance of ordinary shares, net of offering costs	—	161,792
Proceeds from issuance of ordinary shares pursuant to the at-the-market equity program, net	11,976	—
Proceeds from the exercise of share options	20	1,597
Net cash provided by financing activities	11,996	163,389
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	11	127
Net increase (decrease) in cash, cash equivalents and restricted cash	(53,104)	78,099
Cash, cash equivalents and restricted cash, beginning of period	150,808	178,444
Cash, cash equivalents and restricted cash, end of period	$97,704	$256,543
Supplemental disclosure of cash flow information:

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

As of June 30, 2020, the Company had cash and cash equivalents of $94.1 million. The Company expects that its existing cash and cash equivalents, together with expected and committed cash from its existing collaboration, will be sufficient to fund its operations for at least the next twelve months. The Company has based this expectation on assumptions that may prove to be incorrect, and the Company may use its available capital resources sooner than it currently expects. If the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be further reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. In addition, the Company may elect to raise additional funds before it needs them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if the Company expects it has sufficient funds for its current or future operating plans.

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

The Company is closely monitoring developments related to COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020. In response to this global pandemic, the Company has concentrated its efforts on the health and safety of its employees and patients, while maintaining business continuity and honoring its commitment to deliver life-changing treatments for people battling devastating diseases.

The COVID-19 global pandemic is evolving rapidly and its impact on the Company is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or long-term impacts on its business, its clinical trials, healthcare systems or the global economy. These impacts are highly uncertain and cannot be predicted with confidence, such as the geographic spread or resurgence of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs, business closures or business disruptions and the effectiveness of actions taken to contain and treat the disease. These effects may materially adversely affect the Company’s business, financial condition, results of operations, and prospects.

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and in U.S. dollars.

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020, as amended (the “2019 Annual Report on Form 10-K”), have had no material changes during the three and six months ended June 30, 2020.

Unaudited Interim Financial Data

The accompanying interim consolidated balance sheet as of June 30, 2020, the related interim consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019 , the consolidated statements of Series A preferred shares and shareholders’ equity for the three months ended March 31, and June 30, 2020 and 2019, the consolidated statements of cash flows for the six months ended June 30, 2020 and 2019, and the related interim information contained within the notes to the consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2020 and 2019 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2020 and 2019. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other interim period or future year or period.

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

Recently Issued Accounting Pronouncements

The recently issued accounting pronouncements described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the 2019 Annual Report on Form 10-K, have had no material changes during the six months ended June 30, 2020.

3. OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Refundable tax credits receivable	$16,225	$8,205
Dividend income receivable	30	200
Other current assets	73	284
Total other current assets	$16,328	$8,689

During the period ended June 30, 2020, the Company reduced the refundable tax credits it expects to receive based on the results of Her Majesty’s Revenue and Customs’ (“HMRC”) audit of Wave UK’s 2017 refundable tax credit claim in the United Kingdom. The change in estimate related to the refundable tax credit for the periods 2017 through 2019 resulted in a decrease in the current portion of the refundable tax credits receivable and other expense of $2.5 million for the period ended June 30, 2020.

4. SHARE-BASED COMPENSATION

The Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Plan”), authorizes the board of directors or a committee of the board of directors to, among other things, grant non-qualified share options, restricted awards, which includes restricted shares, time-based restricted share units (“RSUs”) and performance-based restricted share units (“PSUs”) to eligible employees and directors of the Company. Options generally vest over periods of one to four years, and any options that are forfeited or cancelled are available to be granted again. The contractual life of options is generally five or ten years from the grant date. RSUs generally vest over a period of one to four years. PSUs vest upon the achievement of certain milestones. Any RSUs or PSUs that are forfeited are available to be granted again. In May 2020, the compensation committee of the board of directors granted 50,000 options to an employee outside of the 2014 Plan as an inducement material to entering into employment with the Company, in accordance with Nasdaq Listing Rule 5635(c)(4). During the six months ended June 30, 2020, the Company granted 793,260 options, including the 50,000 options granted outside the 2014 plan, and 16,875 RSUs to employees.

As of June 30, 2020, 1,147,670 ordinary shares remained available for future grant under the 2014 Plan.

Employee Share Purchase Plan

At the 2019 Annual General Meeting, the Company’s board of directors and the Company’s shareholders approved the 2019 Employee Share Purchase Plan (“ESPP”). As of June 30, 2020, there were 1,000,000 ordinary shares available for issuance under the ESPP. The ESPP allows all full-time and certain part-time employees to purchase the Company’s ordinary shares at a discount to fair market value. Eligible employees may enroll in a six-month offering period beginning every January 15th and July 15th. Shares are purchased at a price equal to 85% of the lower of the fair market value of the Company’s ordinary shares on the first business day or the last business day of an offering period. Eligible employees who elected to participate in the ESPP were able to participate in the ESPP for the first time beginning on January 15, 2020. During the six months ended June 30, 2020, no shares had yet been issued under the ESPP and the earliest that shares would be issued under the ESPP is July 14, 2020.

5. COLLABORATION AGREEMENTS

Pfizer Collaboration and Equity Agreements

In May 2016, the Company entered into a Research, License and Option Agreement (as amended in November 2017, the “Pfizer Collaboration Agreement”) with Pfizer Inc. (“Pfizer”). Pursuant to the terms of the Pfizer Collaboration Agreement, the Company and Pfizer agreed to collaborate on the discovery, development and commercialization of stereopure oligonucleotide therapeutics for up to five programs (the “Pfizer Programs”), each directed at a genetically-defined hepatic target selected by Pfizer (the “Pfizer Collaboration”). The Company received $10.0 million as an upfront license fee under the Pfizer Collaboration Agreement. Subject to option exercises by Pfizer, the Company had the potential to earn research, development and commercial milestone payments, plus royalties, tiered up to low double-digits, on sales of any products that may result from the Pfizer Collaboration. None of the payments under the Pfizer Collaboration Agreement are refundable.

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

Under the Pfizer Collaboration Agreement, the parties agreed to collaborate during a four-year research term, which ended in May 2020. During the research term, the Company was responsible to use its commercially reasonable efforts to advance up to five programs through to the selection of clinical candidates. At that stage, Pfizer could elect to license any of these Pfizer Programs exclusively and obtain exclusive rights to undertake the clinical development of the resulting clinical candidates into products and the potential commercialization of any such products thereafter. In addition, the Company received a non-exclusive, royalty-bearing sublicensable license to use Pfizer’s hepatic targeting technology in any of the Company’s own hepatic programs that are outside the scope of the Pfizer Collaboration (the “Wave Programs”). If the Company used this technology on the Wave Programs, Pfizer would have been eligible to receive potential development and commercial milestone payments from the Company. Pfizer was also eligible to receive tiered royalties on sales of any products that include Pfizer’s hepatic targeting technology. The Company did not utilize Pfizer’s hepatic targeting technology in any of its own hepatic programs that are outside of the scope of the Pfizer Collaboration Agreement.

The stated term of the Pfizer Collaboration Agreement commenced on May 5, 2016 and terminated on the date of the last to expire payment obligation with respect to each Pfizer Program and, with respect to each Wave Program, expired on a program-by-program basis accordingly. Pfizer could terminate its rights related to a Pfizer Program under the Pfizer Collaboration Agreement at its own convenience upon 90 days’ notice to the Company. The Company could also terminate its rights related to a Wave Program at its own convenience upon 90 days’ notice to Pfizer. The Pfizer Collaboration Agreement could also be terminated by either party in the event of an uncured material breach of the Pfizer Collaboration Agreement by the other party.

Pfizer nominated two hepatic targets upon entry into the Pfizer Collaboration in May 2016. The Pfizer Collaboration Agreement provided Pfizer with options to nominate up to three additional programs by making nomination milestone payments. Pfizer nominated the third, fourth and fifth hepatic targets in August 2016, March 2018 and April 2018, respectively.

The Pfizer Collaboration was managed by a joint steering committee in which both parties were represented equally, which oversaw the scientific progression of each Pfizer Program up to the clinical candidate stage. During the four-year research term and for a period of two years thereafter, the Company agreed to work exclusively with Pfizer with respect to using any of the Company’s stereopure oligonucleotide technology that was specific for the applicable hepatic target which is the basis of any Pfizer Program. Within a specified period after receiving a data package for a candidate under each nominated program, Pfizer could exercise an option to obtain a license to develop, manufacture and commercialize the program candidate by paying an exercise price per program.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Pfizer, was a customer. The Company identified the following promises under the arrangement: (1) the non-exclusive, royalty-free research and development license; (2) the research and development services for Programs 1 and 2; (3) the program nomination options for Programs 3, 4 and 5; (4) the research and development services associated with Programs 3, 4 and 5; (5) the options to obtain a license to develop, manufacture and commercialize Programs 1 and 2; and (6) the options to obtain a license to develop, manufacture and commercialize Programs 3, 4 and 5. The research and development services for each of Programs 1 and 2 were determined to not be distinct from the research and development license and should be combined into a single performance obligation for each program. The promises under the Pfizer Collaboration Agreement relate primarily to the research and development required by the Company for each of the programs nominated by Pfizer.

Additionally, the Company determined that the program nomination options for Programs 3, 4 and 5 were priced at a discount and, as such, provide material rights to Pfizer, representing three separate performance obligations. The research and development services associated with Programs 3, 4 and 5 and the options to obtain a license to develop, manufacture and commercialize Programs 3, 4 and 5 were subject to Pfizer’s exercise of the program nomination options for such programs and therefore did not represent performance obligations at the outset of the arrangement. The options to obtain a license to develop, manufacture and commercialize Programs 1 and 2 did not represent material rights; as such, they were not representative of performance obligations at the outset of the arrangement. Based on these assessments, the Company identified five performance obligations in the Pfizer Collaboration Agreement: (1) research and development services and license for Program 1; (2) research and development services and license for Program 2; (3) material right provided for the option to nominate Program 3; (4) material right provided for the option to nominate Program 4; and (5) material right provided for the option to nominate Program 5.

At the outset of the arrangement, the transaction price included only the $10.0 million up-front consideration received. The Company determined that the Pfizer Collaboration Agreement did not contain a significant financing component. The program nomination option exercise fees for research and development services associated with Programs 3, 4 and 5 that could be received are excluded from the transaction price until each customer option was exercised. The potential milestone payments were excluded from the transaction price, as all milestone amounts were fully constrained at the inception of the Pfizer Collaboration Agreement. The exercise fees for the options to obtain a license to develop, manufacture and commercialize Programs 3, 4 and 5 that could be received are excluded from the transaction price until each customer option was exercised. The Company reevaluated the transaction price at the end of each reporting period and as uncertain events were resolved or other changes in circumstances occurred, and, if necessary, adjusted its estimate of the transaction price.

During the year ended December 31, 2017, it became probable that a significant reversal of cumulative revenue would not occur for a developmental milestone under the Pfizer Collaboration Agreement. At such time, the associated consideration was added to the estimated transaction price and allocated to the existing performance obligations, and the Company recognized a cumulative catch-up to revenue for this developmental milestone, representing the amount that would have been recognized had the milestone payment been included in the transaction price from the outset of the arrangement. The remainder was recognized in the same manner as the remaining, unrecognized transaction price over the remaining period until each performance obligation was satisfied.

Revenue associated with the performance obligations relating to Programs 1 and 2 was recognized as revenue as the research and development services were provided using an input method, according to the full-time employee (“FTE”) hours incurred on each program and the FTE hours expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurred over time and, in management’s judgment, this input method was the best measure of progress towards satisfying the performance obligation. The amount allocated to the three material rights was recognized as the underlying research and development services were provided commencing from the date that Pfizer exercised each respective option, or immediately as each option expired unexercised. The amounts received that had not yet been recognized as revenue were recorded in deferred revenue on the Company’s consolidated balance sheet. As of June 30, 2020, there was no remaining deferred revenue related to the Pfizer Collaboration Agreement.

Pfizer nominated the third, fourth and fifth hepatic targets in August 2016, March 2018 and April 2018, respectively. Upon each exercise, the Company allocated the transaction price amount allocated to the material right at inception of the arrangement plus the program nomination option exercise fee paid by Pfizer at the time of exercising the option to a new performance obligation, which was recognized as revenue as the research and development services were provided using the same method as the performance obligations relating to Programs 1 and 2.

The research term for the Pfizer Collaboration Agreement ended in May 2020. Through June 30, 2020, the Company had recognized revenue of $18.5 million as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss under the Pfizer Collaboration Agreement. During the three and six months ended June 30, 2020, the Company recognized revenue of approximately $0.2 million and $1.5 million, respectively, in the Company’s consolidated statements of operations and comprehensive loss under the Pfizer Collaboration Agreement. During the three and six months ended June 30, 2019, the Company recognized revenue of approximately $4.1 million and $4.6 million, respectively, in the Company’s consolidated statements of operations and comprehensive loss under the Pfizer Collaboration Agreement.

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

Through June 30, 2020, the Company had recognized revenue of approximately $24.1 million as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss under the Takeda Collaboration Agreement. During the three and six months ended June 30, 2020, the Company recognized revenue of $2.8 million and $5.7 million, respectively, in the Company’s consolidated statements of operations and comprehensive loss under the Takeda Collaboration Agreement. During the three and six months ended June 30, 2019, the Company recognized revenue of $3.6 million and $6.0 million, respectively, in the Company’s consolidated statements of operations and comprehensive loss under the Takeda Collaboration Agreement. The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue at June 30, 2020 is $146.0 million, of which $84.9 million is included in current liabilities. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the research and development services for each Category 1 Program and the Category 2 Programs as costs are incurred, over the remaining research term. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the material right for each Category 1 Program option upon Takeda’s exercise of such option, or immediately as each option expires unexercised. The aggregate amount of the transaction price included in accounts receivable at June 30, 2020 is $30.0 million, of which all is included in the current portion of accounts receivable.

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

The following ordinary share equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2020	2019
Options to purchase ordinary shares	4,161,671	3,794,682
RSUs and PSUs	1,204,308	1,673,696
Series A preferred shares	3,901,348	3,901,348

Additionally, for the periods presented, the two-class method does not impact the net loss per ordinary share as the Company was in a net loss position for each of the periods presented and holders of Series A preferred shares do not participate in losses.

7. INCOME TAXES

During the three and six months ended June 30, 2020 and 2019, the Company recorded no income tax provision.

The Company maintained a full valuation allowance for the three and six months ended June 30, 2020 and 2019 in all jurisdictions due to uncertainty regarding future taxable income.

The Company’s reserves related to taxes and its accounting for uncertain tax positions are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more-likely-than-not to be realized following resolution of any potential contingencies present related to the tax benefit.

8. GEOGRAPHIC DATA

Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2020 and December 31, 2019.

9. RELATED PARTIES

The Company had the following related party transaction for the periods presented in the accompanying consolidated financial statements:

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

10. FEBRUARY 2020 COST REDUCTION PLAN

On February 6, 2020, the Company implemented a plan to reduce operating costs and better align its workforce with the needs of its business following the Company’s December 16, 2019 announcement of its decision to discontinue the suvodirsen program for patients with Duchenne muscular dystrophy (“DMD”). Under this cost reduction plan, the Company reduced its workforce by approximately 22%. The Company incurred a one-time restructuring charge of approximately $3.4 million, of which $2.5 million was included in research and development expenses and $0.9 million was included in general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss, including employee severance, benefits and related termination costs, during the six months ended June 30, 2020.

During the three and six months ended June 30, 2020, the Company paid approximately $0.7 million and $2.8 million of these restructuring expenses, respectively. The remaining payments of $0.6 million will be paid through March 31, 2021.

	Accrued Restructuring Expenses at March 31, 2020	Adjustments	Less: Payments	Accrued Restructuring Expenses at June 30, 2020
	(in thousands)
Severance, benefits and related costs due to workforce reduction	$1,289	$(20)	$(689)	$580
Total	$1,289	$(20)	$(689)	$580

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

COVID-19 Business Update

We are closely monitoring developments related to COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020. In response to this global pandemic, we have concentrated our efforts on the health and safety of our employees and patients, while maintaining business continuity and honoring our commitment to deliver life-changing treatments for people battling devastating diseases.

We implemented business continuity plans in March 2020 designed to address the impact and potential impact of COVID-19 on our operations. Effective March 12, 2020, we implemented measures to mitigate the spread of COVID-19 and contribute to the ongoing public health effort to reduce the spread of the virus. We formed a COVID-19 Response Team to maintain business continuity while safeguarding employee and patient health. We also mandated a work-from-home policy for most employees and set up additional processes to work from home effectively, including measures to bolster our cybersecurity. Since early June 2020, we have been able to increase the number of employees working onsite, as well as expand the amount and type of manufacturing and lab-based activities being conducted onsite.

Our manufacturing operations and lab-based activities continue with social-distancing and updated protocols for accessing our facilities. As a biopharmaceutical research and development company, we are deemed to provide essential services under the “stay at home” advisory that was issued by the Governor of Massachusetts on March 23, 2020. While we continue to conduct R&D activities, including our ongoing clinical trials, the COVID-19 pandemic has impacted, and may continue to impact, certain of our early-stage discovery efforts and clinical trials. We are working with our clinical investigators, R&D vendors, and supply chain vendors to continually assess and take steps to mitigate the potential impact of COVID-19 on our manufacturing operations and R&D activities.

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

Our lead clinical development programs are focused in genetic diseases within neurology. Our most advanced stereopure therapeutic candidates in development, WVE-120101 and WVE-120102, are designed to selectively target mutant huntingtin (“mHTT”) and spare wild-type, or healthy, huntingtin (“wtHTT”) for the treatment of Huntington’s disease (“HD”). WVE-120101 and WVE-120102 are currently being studied in two Phase 1b/2a clinical trials, PRECISION-HD1 and PRECISION-HD2. Our next neurology programs approaching clinical development include our mHTT SNP3 program for the treatment of HD and our C9orf72 program for the treatment of amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”). We are also pursuing additional central nervous system (“CNS”) programs in collaboration with Takeda Pharmaceutical Company Limited (“Takeda”), including spinocerebellar ataxia 3 (“SCA3”). We are advancing discovery research in ADAR-mediated RNA-editing applications, including neurological and hepatic diseases. In addition, outside of neurology, we are advancing discovery research in ophthalmologic disorders, specifically inherited retinal diseases. In further support of our pipeline, we continue to invest in PRISM to potentially develop the next generation of stereopure oligonucleotides. We have also established and continue to enhance our internal current good manufacturing practices (“cGMP”) manufacturing capabilities to increase control and visibility of our drug substance supply chain.

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

Our HD Portfolio: In HD, we are currently advancing two clinical programs and one preclinical program. WVE-120101 and WVE-120102 are our clinical programs, where each is a distinct stereopure antisense oligonucleotide designed to selectively target a single nucleotide polymorphism (“SNP”) associated with the disease-causing mutant huntingtin (mHTT) mRNA transcript within the HTT gene: rs362307 (“mHTT SNP1”) and rs362331 (“mHTT SNP2”), respectively. Our third program in HD, which we refer to as our “mHTT SNP3” program, is also a stereopure antisense oligonucleotide designed to selectively target an undisclosed SNP on the mHTT mRNA transcript. Our mHTT SNP3 program is currently in the preclinical stage. Approximately 50% of the HD population carries SNP1 or SNP2 and, with overlap, up to 70% of the HD population carries either SNP1, SNP2 or both. Approximately 40% of the HD population carries SNP3 and, with overlap, up to 80% of the HD population carries at least one of SNP1, SNP2 and/or SNP3. Targeting mRNA transcript with these SNPs allows us to lower the mutant allele transcript, while leaving the healthy transcript relatively intact. The healthy transcript is required to produce healthy HTT protein which is important for neuronal function. We commonly refer to this method (or approach) as “allele selective targeting.” SNPs are naturally occurring variations within a given genetic sequence and in certain instances can be used to distinguish between two related copies of a gene where only one is associated with the expression of a disease-causing protein. Our allele selective approach may also enable us to address the pre-manifest, or asymptomatic, HD patient population in the future. We have shown that by targeting mHTT SNP1 and mHTT SNP2 in preclinical in vitro studies, the production of disease-causing proteins associated with HD can be selectively reduced. In addition, we have shown that by targeting mHTT SNP3 in preclinical in vitro studies, our SNP3 compound selectively reduces the expression of the mutant HTT.

SNP phasing technology: To verify that HD patients have at least one of the SNPs that we are targeting on the mutant allele, we investigated multiple technologies that could provide highly accurate results and rapid turnaround. We conducted a prospective observational study of the frequency of SNP1 and SNP2 in patients with HD, which confirmed the feasibility of rapidly and prospectively identifying SNP1 and / or SNP2 in association with the mHTT allele in patients with HD. This study was published in Neurology Genetics in May 2020 and the manuscript is titled “Genotyping single nucleotide polymorphisms for allele-selective therapy in Huntington’s disease.” In 2019, we entered into an agreement with Asuragen, Inc. (“Asuragen”), a molecular diagnostics company, for the development and potential commercialization of companion diagnostics for our investigational WVE-120101 and WVE-120102 allele-selective therapeutic programs in HD. We recently expanded our agreement with Asuragen to enable us to use their scalable SNP phasing technology in our upcoming clinical trial for HD patients carrying SNP3.

Phase 1b/2a Clinical Trials: PRECISION-HD is a global clinical program consisting of the PRECISION-HD1 and PRECISION-HD2 clinical trials. PRECISION-HD1 and PRECISION-HD2 are two parallel, multicenter, double-blind, randomized, placebo-controlled Phase 1b/2a clinical trials evaluating WVE-120101 and WVE-120102, respectively, administered intrathecally, consisting of single-ascending dose and multiple-ascending dose portions. The primary objective of these two trials is to assess the safety and tolerability of intrathecal doses of WVE-120101 and WVE-120102, respectively, in early manifest HD patients. Additional objectives include measurement of total HTT protein and mutant HTT protein, and exploratory pharmacokinetic, pharmacodynamic, clinical and MRI endpoints. Each trial is designed with five multi-dose cohorts (2, 4, 8, 16, and 32 mg), each with 12 patients that have Stage I or Stage II HD, ages 25-65, who have screened positively for the presence of SNP1 or SNP2. Outside of the United States, we are conducting both the single-ascending dose and multiple-ascending dose portions of the PRECISION-HD1 and PRECISION-HD2 trials. In the United States, we received approvals to proceed with the single-dose portions of both trials. However, the FDA indicated to us that we cannot progress to the multiple-ascending dose portions of these trials in the United States unless we conduct an additional preclinical study and present the resulting data to the FDA for its review. For the single-dose portion of the PRECISION-HD1 trial in the United States, escalation to our highest proposed doses is subject to the FDA’s review and approval of additional monitoring plans. WVE-120101 and WVE-120102 have been granted orphan drug designation for the treatment of HD by the FDA. In response to the global COVID-19 pandemic, we have taken, and will continue to take, actions to minimize disruptions to our PRECISION-HD clinical trials, including, among other actions, more frequent communications with our trial sites to monitor the impact of the evolving pandemic. As a result of the COVID-19 pandemic, our clinical trial sites have faced continued restrictions. If global restrictions continue or worsen, the ability to evaluate patients in both of the PRECISION-HD trials as planned may be further impacted.

PRECISION-HD2 trial: In December 2019, we announced initial clinical data from our ongoing PRECISION-HD2 trial. In an analysis comparing all patients treated with multiple intrathecal doses of WVE-120102 to placebo, a statistically significant reduction of 12.4% (p<0.05) in mHTT protein was observed in cerebrospinal fluid (“CSF”). An analysis to assess a dose response across the initial four treatment groups (2, 4, 8, or 16 mg) suggested a statistically significant response in mHTT reduction at the highest doses tested (p=0.03). WVE-120102 was generally safe and well tolerated across all cohorts. These topline data supported the addition of higher dose cohorts, and we initiated the 32 mg cohort in January 2020. We expect to deliver clinical data from the 32 mg cohort in the first quarter of 2021.

PRECISION-HD1 trial: We initiated the 32 mg cohort of the PRECISION-HD1 trial in March 2020. We expect to deliver topline clinical data from the five multi-dose cohorts (2, 4, 8, 16, 32 mg) of the PRECISION-HD1 trial in the first quarter of 2021.

Open-label Extensions of PRECISION-HD1 and PRECISION-HD2: In October 2019, we initiated an OLE of the PRECISION-HD2 trial outside of the United States for patients who participated in that trial. In February 2020, we initiated an OLE of the PRECISION-HD1 trial outside of the United States for patients who participated in that trial. We expect to report data from the OLE trials in the first quarter of 2021.

mHTT SNP3 Program in HD: We expect to initiate clinical development of our mHTT SNP3 program with the submission of a clinical trial application (“CTA”) in the fourth quarter of 2020.

ALS and FTD: In amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”), we are advancing our C9orfF72 program, which is designed to selectively target the transcripts containing the hexanucleotide repeat expansion (G4C2) in the C9orf72 gene. Our C9orf72 program is designed to minimize the impact on normal C9orf72 protein in patients, thereby reducing potential on-target risk. The G4C2 expansion in the C9orf72 gene is the most common cause of familial ALS and FTD and is a strong genetic risk factor for non-inherited (sporadic) forms of ALS and FTD. We expect to initiate clinical development of our C9orf72 program with the submission of a CTA in the fourth quarter of 2020.

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

ADAR Editing Applications in Neurology: We are also advancing a novel RNA-editing platform capability using endogenous ADAR (adenosine deaminases acting on RNA) enzymes via free uptake (non-viral, no nanoparticles) of A-to-I base editing oligonucleotides for the potential treatment of neurological diseases.

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

Hepatic

In May 2020, we announced the first in vivo data from our novel RNA-editing platform, which demonstrated successful RNA editing of ACTB (Beta-actin) mRNA in NHPs via endogenous ADARs using stereopure GalNAc-conjugated oligonucleotides. In this proof-of-concept study, our oligonucleotides demonstrated up to 50% A to I (G) editing of ACTB mRNA in the liver of NHPs two-days post-last dose. To our knowledge, these are the first publicly available data that demonstrate successful RNA editing in vivo in NHPs. We expect to announce our first RNA-editing program in 2020.

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss was $88.0 million and $86.1 million in the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, we had an accumulated deficit of $621.4 million and $533.4 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future.

Revenue

We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenue during the three and six months ended June 30, 2020 and 2019 represents revenue earned under our two revenue-generating collaboration agreements: the Pfizer Collaboration Agreement (as defined in Note 5 in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (“Note 5”)), which was entered into in May 2016 and ended in May 2020, and the Takeda Collaboration Agreement (as defined in Note 5), which became effective in April 2018.

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

The table below summarizes our research and development expenses incurred for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
DMD programs	$1,558	$12,560	$6,068	$25,008
HD programs	8,114	4,879	15,627	8,317
ALS and FTD programs	2,624	644	4,662	1,370
PRISM and other research and development expenses (1)	19,182	23,522	46,279	47,023
Total research and development expenses	$31,478	$41,605	$72,636	$81,718

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

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Revenue	$3,027	$7,628	$(4,601)
Operating expenses:
Research and development	31,478	41,605	(10,127)
General and administrative	10,205	11,640	(1,435)
Total operating expenses	41,683	53,245	(11,562)
Loss from operations	(38,656)	(45,617)	6,961
Other income (expense), net	(1,872)	3,675	(5,547)
Loss before income taxes	(40,528)	(41,942)	1,414
Income tax provision	—	—	—
Net loss	$(40,528)	$(41,942)	$1,414

Revenue

Revenue of approximately $3.0 million and $7.6 million was earned under the Pfizer Collaboration Agreement and the Takeda Collaboration Agreement for the three months ended June 30, 2020 and 2019, respectively. The $4.6 million decrease in revenue is primarily due to a decrease in research and development services under the Pfizer Collaboration Agreement as the research term ended in May 2020.

Research and Development Expenses

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
DMD programs	$1,558	$12,560	$(11,002)
HD programs	8,114	4,879	3,235
ALS and FTD programs	2,624	644	1,980
PRISM and other research and development expenses (1)	19,182	23,522	(4,340)
Total research and development expenses	$31,478	$41,605	$(10,127)

(1)

Includes discovery and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $31.5 million for the three months ended June 30, 2020, compared to $41.6 million for the three months ended June 30, 2019. The decrease of approximately $10.1 million was due to the following:

•	a decrease of $11.0 million in external expenses related to our DMD programs, including suvodirsen, due to our December 2019 decision to discontinue the suvodirsen program;
•	an increase of $3.2 million in external expenses related to our HD programs, including costs related to our Phase 1b/2a clinical trials, PRECISION-HD1 and PRECISION-HD2, and our mHTT SNP3 program;
•	an increase of $2.0 million in external expenses related to our ALS and FTD programs; and
•

a decrease of $4.3 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, including PRISM and the identification of potential drug discovery candidates, primarily due to a decrease in supplies and services and a decrease in employee headcount due to the February 2020 reduction in workforce.

General and Administrative Expenses

General and administrative expenses were $10.2 million for the three months ended June 30, 2020, as compared to $11.6 million for the three months ended June 30, 2019. The decrease of $1.4 million was mainly driven by the decrease in compensation-related expenses due to the February 2020 reduction in workforce.

Other Income (Expense), Net

Other expense, net for the three months ended June 30, 2020 was $1.9 million. During the three months ended June 30, 2020, we reduced the amount of refundable tax credits we expect to receive based on the results of Her Majesty’s Revenue and Customs’ (“HMRC”) audit of Wave UK’s 2017 refundable tax credit claim in the United Kingdom. The change in estimate related to the refundable tax credit for the periods 2017 through the first quarter of 2020 resulted in a decrease in income of $3.1 million, which was partially offset by an additional period of income related to the refundable tax credit for the three months ended June 30, 2020.

Other income, net for the three months ended June 30, 2019 was $3.7 million, which consists primarily of estimated refundable tax credits and dividend income earned on cash and cash equivalents.

Income Tax Provision

During the three months ended June 30, 2020 and 2019, we recorded no income tax provision. We maintained a full valuation allowance for the three months ended June 30, 2020 and 2019 in all jurisdictions due to uncertainty regarding future taxable income.

Comparison of the six months ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Revenue	$7,188	$10,654	$(3,466)
Operating expenses:
Research and development	72,636	81,718	(9,082)
General and administrative	23,201	22,541	660
Total operating expenses	95,837	104,259	(8,422)
Loss from operations	(88,649)	(93,605)	4,956
Other income (expense), net	628	7,463	(6,835)
Loss before income taxes	(88,021)	(86,142)	(1,879)
Income tax provision	—	—	—
Net loss	$(88,021)	$(86,142)	$(1,879)

Revenue

Revenue of approximately $7.2 million and $10.7 million was earned under the Pfizer Collaboration Agreement and the Takeda Collaboration Agreement for the six months ended June 30, 2020 and 2019, respectively. The $3.5 million decrease in revenue is primarily due to a decrease in research and development services under the Pfizer Collaboration Agreement as the research term ended in May 2020.

Research and Development Expenses

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
DMD programs	$6,068	$25,008	$(18,940)
HD programs	15,627	8,317	7,310
ALS and FTD programs	4,662	1,370	3,292
PRISM and other research and development expenses (1)	46,279	47,023	(744)
Total research and development expenses	$72,636	$81,718	$(9,082)

(1)

Includes discovery and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $72.6 million for the six months ended June 30, 2020, compared to $81.7 million for the six months ended June 30, 2019. The decrease of approximately $9.1 million was due to the following:

•	a decrease of $18.9 million in external expenses related to our DMD programs, including suvodirsen, due to our December 2019 decision to discontinue the suvodirsen program;
•	an increase of $7.3 million in external expenses related to our HD programs, including costs related to our Phase 1b/2a clinical trials, PRECISION-HD1 and PRECISION-HD2, and our mHTT SNP3 program;
•	an increase of $3.3 million in external expenses related to our ALS and FTD programs; and
•

a decrease of $0.7 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, including PRISM and the identification of potential drug discovery candidates, primarily due to decreases in supplies and services.

General and Administrative Expenses

General and administrative expenses were $23.2 million for the six months ended June 30, 2020, as compared to $22.5 million for the six months ended June 30, 2019. The increase of $0.7 million was mainly driven by compensation-related costs, including employee severance, benefits and related termination costs due to the February 2020 reduction in workforce.

Other Income (Expense), Net

Other income, net for the six months ended June 30, 2020 and 2019 was $0.6 million and $7.5 million, respectively. During the six months ended June 30, 2020, we reduced the amount of refundable tax credits we expect to receive based on the results of HMRC’s audit of Wave UK’s 2017 refundable tax credit claim in the United Kingdom. The change in estimate related to the refundable tax credit for the periods 2017 through the first quarter of 2020 resulted in a decrease in income of $3.1 million, which was partially offset by an additional period of income related to the refundable tax credit for the six months ended June 30, 2020.

Income Tax Provision

During the three and six months ended June 30, 2020 and 2019, we recorded no income tax provision. We maintained a full valuation allowance for the six months ended June 30, 2020 and 2019 in all jurisdictions due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net losses. To date, we have primarily funded our operations through private placements of debt and equity securities, public offerings of our ordinary shares and collaborations with third parties. Through June 30, 2020, we have received an aggregate of approximately $667.0 million in net proceeds from these transactions. We received $89.3 million in net proceeds from private placements of our debt and equity securities, $100.4 million in net proceeds from our initial public offering, $40.0 million under the Pfizer Agreements (as defined in Note 5), including $10.0 million as an upfront payment under the Pfizer Collaboration Agreement and $30.0 million in the form of an equity investment, $93.5 million in net proceeds from our April 2017 follow-on underwritten public offering, $170.0 million in upfront payments under the Takeda Agreements (as defined in Note 5), including $110.0 million as an upfront payment under the Takeda Collaboration Agreement (as defined in Note 5) and $60.0 million in the form of an equity investment, $161.8 million in net proceeds from our January 2019 follow-on underwritten public offering, and $12.0 million in net proceeds from our at-the-market equity program.

As of June 30, 2020, we had cash and cash equivalents totaling $94.1 million, an accumulated deficit of $621.4 million and restricted cash of $3.7 million for our leased premises in Cambridge, Massachusetts and Lexington, Massachusetts.

We expect that our existing cash and cash equivalents, together with expected and committed cash from our existing collaboration, will be sufficient to fund our operations for at least the next twelve months. We have based this expectation on assumptions that may prove to be incorrect, and we may use our available capital resources sooner than we currently expect. In addition, we may elect to raise additional funds before we need them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if we expect we have sufficient funds for our current or future operating plans.

Until we can generate significant revenue from product sales, if ever, we expect to continue to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties.

In May 2019, we filed a shelf registration statement on Form S-3ASR with the SEC pursuant to which we registered for sale an indeterminate amount of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. Our shelf registration statement on Form S-3ASR also includes a prospectus covering up to an aggregate of $250.0 million in ordinary shares that we may issue and sell from time to time, through Jefferies LLC acting as our sales agent, pursuant to the open market sales agreement that we entered into with Jefferies LLC in May 2019, as amended in March 2020, for our “at-the-market” equity program. Since we no longer qualified as a “well-known seasoned issuer” at the time of the filing of our 2019 Annual Report on Form 10-K, we amended the shelf registration statement to register for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including the up to $250.0 million in ordinary shares that we may issue and sell from time to time pursuant to our “at-the-market” equity program. During the six months ended June 30, 2020, we sold approximately 1,183,000 ordinary shares under our at-the-market equity program for aggregate net proceeds of approximately $12.0 million. As of August 9, 2020, we have sold an aggregate of approximately 2,050,000 ordinary shares under our at-the-market equity program, resulting in aggregate gross proceeds of approximately $20.7 million, thereby leaving approximately $479.3 million in securities available for sale under the shelf registration statement, including $229.3 million in ordinary shares available for sale under the at-the-market equity program.

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

Cash Flows

The following table summarizes our cash flow activity:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(64,395)	$(83,310)
Net cash used in investing activities	(716)	(2,107)
Net cash provided by financing activities	11,996	163,389
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	11	127
Net increase (decrease) in cash, cash equivalents and restricted cash	$(53,104)	$78,099

Operating Activities

During the six months ended June 30, 2020, operating activities used $64.4 million of cash, primarily due to our net loss of $88.0 million, offset by a $20.0 million decrease in accounts receivable.

During the six months ended June 30, 2019, operating activities used approximately $83.3 million of cash, primarily due to our net loss of $86.1 million.

Investing Activities

During the six months ended June 30, 2020, investing activities used $0.7 million of cash, related to purchases of property and equipment.

During the six months ended June 30, 2019, investing activities used $2.1 million of cash, related to purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities was $12.0 million, which was primarily due to the net proceeds from sales of ordinary shares under our at-the-market equity program.

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

Because of the numerous risks and uncertainties associated with the development of drug candidates and because the extent to which we may enter into collaborations with third parties for development of product candidates is unknown, we are unable to estimate the amounts of future capital outlays and operating expenses associated with completing the research and development for our therapeutic programs. Our future capital requirements for our therapeutic programs will depend on many factors, including:

•	the progress, results and costs of conducting research and continued preclinical and clinical development for our therapeutic programs and future potential pipeline candidates;
•	the number and characteristics of product candidates and programs that we pursue;
•	the cost of manufacturing our product candidates;
•	whether and to what extent milestone events are achieved under our collaboration with Takeda;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to obtain marketing approval for our product candidates;
•	the impacts of the COVID-19 global pandemic on our business;
•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2020 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Pronouncements

The recently issued accounting pronouncements described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the 2019 Annual Report on Form 10-K, have had no material changes during the six months ended June 30, 2020.

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

Foreign Currency Exchange Rate Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. For the three and six months ended June 30, 2020 and 2019, changes in foreign currency exchange rates did not have a material impact on our business, financial condition, results of operations or cash flows.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition, results of operations or cash flows for the three and six months ended June 30, 2020 and 2019.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” that appear in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 2, 2020, as amended (the “2019 Annual Report on Form 10-K”), and in Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2020, which was filed with the Securities and Exchange Commission on May 11, 2020 (the “March 31 Quarterly Report on Form 10-Q”). There have been no material changes from the risk factors previously disclosed in the 2019 Annual Report on Form 10-K and in the March 31 Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.1+	Employment Agreement, as amended and restated, between the Registrant and Paul B. Bolno, dated as of May 8, 2020	X

10.2+	Employment Agreement, as amended and restated, between the Registrant and Chandra Vargeese, dated as of May 8, 2020	X

10.3+	Form of Inducement Non-qualified Share Option Agreement	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer	X

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its Inline XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

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

WAVE LIFE SCIENCES LTD.

Date: August 10, 2020	By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	By:	/s/ David G. Gaiero
David G. Gaiero
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)