Form 10-Q
period 2020-09-30
Wave Life Sciences Ltd.
filed 2020-11-09
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of outstanding ordinary shares of the registrant as of November 1, 2020 was 48,777,824.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$216,363	$147,161
Current portion of accounts receivable	30,000	20,000
Prepaid expenses	7,966	9,626
Other current assets	4,101	8,689
Total current assets	258,430	185,476
Long-term assets:
Accounts receivable, net of current portion	—	30,000
Property and equipment, net	31,116	36,368
Operating lease right-of-use assets	16,725	18,101
Restricted cash	3,650	3,647
Other assets	140	10,658
Total long-term assets	51,631	98,774
Total assets	$310,061	$284,250
Liabilities, Series A preferred shares and shareholders’ equity
Current liabilities:
Accounts payable	$9,699	$9,073
Accrued expenses and other current liabilities	10,182	16,185
Current portion of deferred revenue	86,192	89,652
Current portion of operating lease liability	3,591	3,243
Total current liabilities	109,664	118,153
Long-term liabilities:
Deferred revenue, net of current portion	56,288	63,466
Operating lease liability, net of current portion	26,574	29,304
Other liabilities	1,420	1,721
Total long-term liabilities	$84,282	$94,491
Total liabilities	$193,946	$212,644
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at September 30, 2020 and December 31, 2019	$7,874	$7,874
Shareholders’ equity:
Ordinary shares, no par value; 48,769,049 and 34,340,690 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	$694,066	$539,547
Additional paid-in capital	68,354	57,277
Accumulated other comprehensive income	301	267
Accumulated deficit	(654,480)	(533,359)
Total shareholders’ equity	$108,241	$63,732
Total liabilities, Series A preferred shares and shareholders’ equity	$310,061	$284,250

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$3,450	$2,929	$10,638	$13,583
Operating expenses:
Research and development	28,275	44,585	100,911	126,303
General and administrative	9,590	12,523	32,791	35,064
Total operating expenses	37,865	57,108	133,702	161,367
Loss from operations	(34,415)	(54,179)	(123,064)	(147,784)
Other income (expense), net:
Dividend income	40	1,208	560	4,176
Interest income (expense), net	(17)	6	(16)	25
Other income, net	1,292	2,239	1,399	6,715
Total other income, net	1,315	3,453	1,943	10,916
Loss before income taxes	(33,100)	(50,726)	(121,121)	(136,868)
Income tax provision	—	—	—	—
Net loss	$(33,100)	$(50,726)	$(121,121)	$(136,868)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.86)	$(1.48)	$(3.36)	$(4.06)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	38,364,224	34,281,203	36,021,256	33,719,055

Other comprehensive income (loss):
Net loss	$(33,100)	$(50,726)	$(121,121)	$(136,868)
Foreign currency translation	23	2	34	129
Comprehensive loss	$(33,077)	$(50,724)	$(121,087)	$(136,739)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2018	3,901,348	$7,874	29,472,197	$375,148	$37,768	$153	$(339,721)	$73,348
Issuance of ordinary shares, net of offering costs	—	—	4,542,500	161,785	—	—	—	161,785
Share-based compensation	—	—	—	—	4,345	—	—	4,345
Vesting of RSUs	—	—	110,187	—	—	—	—	—
Option exercises	—	—	130,522	1,481	—	—	—	1,481
Other comprehensive income	—	—	—	—	—	97	—	97
Net loss	—	—	—	—	—	—	(44,200)	(44,200)
Balance at March 31, 2019	3,901,348	$7,874	34,255,406	$538,414	$42,113	$250	$(383,921)	$196,856
Issuance of ordinary shares	—	—	—	7	—	—	—	7
Share-based compensation	—	—	—	—	5,157	—	—	5,157
Option exercises	—	—	10,854	116	—	—	—	116
Other comprehensive income	—	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	—	(41,942)	(41,942)
Balance at June 30, 2019	3,901,348	$7,874	34,266,260	$538,537	$47,270	$280	$(425,863)	$160,224
Share-based compensation	—	—	—	—	5,020	—	—	5,020
Option exercises	—	—	17,957	253	—	—	—	253
Other comprehensive income	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(50,726)	(50,726)
Balance at September 30, 2019	3,901,348	$7,874	34,284,217	$538,790	$52,290	$282	$(476,589)	$114,773

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY CONTINUED

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	3,901,348	$7,874	34,340,690	$539,547	$57,277	$267	$(533,359)	$63,732
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	59,690	604	—	—	—	604
Share-based compensation	—	—	—	—	3,999	—	—	3,999
Vesting of RSUs	—	—	198,202	—	—	—	—	—
Option exercises	—	—	3,000	10	—	—	—	10
Other comprehensive income	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(47,493)	(47,493)
Balance at March 31, 2020	3,901,348	$7,874	34,601,582	$540,161	$61,276	$273	$(580,852)	$20,858
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	1,123,156	11,372	—	—	—	11,372
Share-based compensation	—	—	—	—	3,794	—	—	3,794
Vesting of RSUs	—	—	3,569	—	—	—	—	—
Option exercises	—	—	3,847	10	—	—	—	10
Other comprehensive income	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	(40,528)	(40,528)
Balance at June 30, 2020	3,901,348	$7,874	35,732,154	$551,543	$65,070	$278	$(621,380)	$(4,489)
Issuance of ordinary shares, net of offering costs	—	—	8,333,334	93,744	—	—	—	93,744
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	4,400,176	47,906	—	—	—	47,906
Share-based compensation	—	—	—	—	3,284	—	—	3,284
Vesting of RSUs	—	—	4,513	—	—	—	—	—
Option exercises	—	—	273,633	702	—	—	—	702
Issuance of ordinary shares under the ESPP	—	—	25,239	171	—	—	—	171
Other comprehensive income	—	—	—	—	—	23	—	23
Net loss	—	—	—	—	—	—	(33,100)	(33,100)
Balance at September 30, 2020	3,901,348	$7,874	48,769,049	$694,066	$68,354	$301	$(654,480)	$108,241

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(121,121)	$(136,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	1,376	1,187
Depreciation of property and equipment	6,097	5,584
Share-based compensation expense	11,077	14,522
Changes in operating assets and liabilities:
Accounts receivable	20,000	10,000
Prepaid expenses	1,660	4,147
Other assets	15,106	(16,038)
Accounts payable	562	7,471
Accrued expenses and other current liabilities	(6,003)	(998)
Deferred revenue	(10,638)	(13,583)
Operating lease liabilities	(2,382)	(2,066)
Other non-current liabilities	(301)	(349)
Net cash used in operating activities	(84,567)	(126,991)
Cash flows from investing activities
Purchases of property and equipment	(781)	(2,572)
Net cash used in investing activities	(781)	(2,572)
Cash flows from financing activities
Proceeds from issuance of ordinary shares, net of offering costs	93,744	161,792
Proceeds from issuance of ordinary shares pursuant to the at-the-market equity program, net	59,882	—
Proceeds from the exercise of share options	722	1,850
Proceeds from the employee share purchase program	171	—
Net cash provided by financing activities	154,519	163,642
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	34	129
Net increase in cash, cash equivalents and restricted cash	69,205	34,208
Cash, cash equivalents and restricted cash, beginning of period	150,808	178,444
Cash, cash equivalents and restricted cash, end of period	$220,013	$212,652

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

As of September 30, 2020, the Company had cash and cash equivalents of $216.4 million. The Company expects that its existing cash and cash equivalents, together with expected and committed cash from its existing collaboration, will be sufficient to fund its operations for at least the next twelve months. The Company has based this expectation on assumptions that may prove to be incorrect, and the Company may use its available capital resources sooner than it currently expects. If the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be further reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. In addition, the Company may elect to raise additional funds before it needs them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if the Company expects it has sufficient funds for its current or future operating plans.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020, as amended (the “2019 Annual Report on Form 10-K”), have had no material changes during the three and nine months ended September 30, 2020.

Unaudited Interim Financial Data

The accompanying interim consolidated balance sheet as of September 30, 2020, the related interim consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019 , the consolidated statements of Series A preferred shares and shareholders’ equity for the three months ended March 31, June 30 and September 30, 2020 and 2019, the consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, and the related interim information contained within the notes to the consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2020 and 2019 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2020 and 2019. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other interim period or future year or period.

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

Recently Issued Accounting Pronouncements

The recently issued accounting pronouncements described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the 2019 Annual Report on Form 10-K, have had no material changes during the nine months ended September 30, 2020.

3. SHAREHOLDERS’ EQUITY

September 2020 Follow-On Underwritten Public Offering

On September 25, 2020, the Company closed a follow-on underwritten public offering of 8,333,334 ordinary shares for gross proceeds of $100.0 million (the “September 2020 Offering”). The estimated net proceeds to the Company from the September 2020 Offering are expected to be approximately $93.7 million, after deducting underwriting discounts and commissions and estimated offering expenses.

At-The-Market Equity Program

The Company entered into an open market sales agreement with Jefferies LLC in May 2019, as amended in March 2020, for its “at-the-market” equity program. The Company first sold shares under the at-the-market equity program in 2020. During the nine months ended September 30, 2020, the Company sold 5,583,022 ordinary shares under its at-the-market equity program for aggregate net proceeds of $59.9 million, after deducting commissions and offering expenses.

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

During the nine months ended September 30, 2020, the Company granted 959,685 options, including 50,000 options granted to an employee outside the 2014 Plan as an inducement material to entering into employment with the Company, in accordance with Nasdaq Listing Rule 5635(c)(4), to employees and non-employee directors and 38,800 RSUs to employees.

As of September 30, 2020, 2,215,440 ordinary shares remained available for future grant under the 2014 Plan.

Employee Share Purchase Plan

The Wave Life Sciences Ltd. Employee Share Purchase Plan (“ESPP”) allows all full-time and certain part-time employees to purchase the Company’s ordinary shares at a discount to fair market value. Eligible employees may enroll in a six-month offering period beginning every January 15th and July 15th. Shares are purchased at a price equal to 85% of the lower of the fair market value of the Company’s ordinary shares on the first business day or the last business day of an offering period. Eligible employees who elected to participate in the ESPP were able to participate in the ESPP for the first time beginning on January 15, 2020. During the nine months ended September 30, 2020, 25,239 ordinary shares were issued under the ESPP. As of September 30, 2020, there were 974,761 ordinary shares available for issuance under the ESPP.

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

Revenue associated with the performance obligations relating to Programs 1 and 2 was recognized as revenue as the research and development services were provided using an input method, according to the full-time employee (“FTE”) hours incurred on each program and the FTE hours expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurred over time and, in management’s judgment, this input method was the best measure of progress towards satisfying the performance obligation. The amount allocated to the three material rights was recognized as the underlying research and development services were provided commencing from the date that Pfizer exercised each respective option, or immediately as each option expired unexercised. The amounts received that had not yet been recognized as revenue were recorded in deferred revenue on the Company’s consolidated balance sheet. As of September 30, 2020, there was no remaining deferred revenue related to the Pfizer Collaboration Agreement.

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

The research term for the Pfizer Collaboration Agreement ended in May 2020. Through September 30, 2020, the Company had recognized revenue of $18.5 million as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss under the Pfizer Collaboration Agreement. During the nine months ended September 30, 2020, the Company recognized revenue of $1.5 million in the Company’s consolidated statements of operations and comprehensive loss under the Pfizer Collaboration Agreement. During the three and nine months ended September 30, 2019, the Company recognized revenue of $1.3 million and $6.0 million, respectively, in the Company’s consolidated statements of operations and comprehensive loss under the Pfizer Collaboration Agreement.

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

Through September 30, 2020, the Company had recognized revenue of approximately $27.5 million as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss under the Takeda Collaboration Agreement. During the three and nine months ended September 30, 2020, the Company recognized revenue of $3.4 million and $9.1 million, respectively, in the Company’s consolidated statements of operations and comprehensive loss under the Takeda Collaboration Agreement. During the three and nine months ended September 30, 2019, the Company recognized revenue of $1.6 million and $7.6 million, respectively, in the Company’s consolidated statements of operations and comprehensive loss under the Takeda Collaboration Agreement. The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue at September 30, 2020 is $142.5 million, of which $86.2 million is included in current liabilities. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the research and development services for each Category 1 Program and the Category 2 Programs as costs are incurred, over the remaining research term. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the material right for each Category 1 Program option upon Takeda’s exercise of such option, or immediately as each option expires unexercised. The aggregate amount of the transaction price included in accounts receivable at September 30, 2020 is $30.0 million, all of which is included in the current portion of accounts receivable.

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

The following ordinary share equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2020	2019
Options to purchase ordinary shares	3,912,647	3,902,994
RSUs and PSUs	1,179,380	1,744,177
Series A preferred shares	3,901,348	3,901,348

Additionally, for the periods presented, the two-class method does not impact the net loss per ordinary share as the Company was in a net loss position for each of the periods presented and holders of Series A preferred shares do not participate in losses.

7. INCOME TAXES

During the three and nine months ended September 30, 2020 and 2019, the Company recorded no income tax provision.

The Company maintained a full valuation allowance for the three and nine months ended September 30, 2020 and 2019 in all jurisdictions due to uncertainty regarding future taxable income.

The Company’s reserves related to taxes and its accounting for uncertain tax positions are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more-likely-than-not to be realized following resolution of any potential contingencies present related to the tax benefit.

8. GEOGRAPHIC DATA

Substantially all of the Company’s long-lived assets were located in the United States as of September 30, 2020 and December 31, 2019.

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

10. FEBRUARY 2020 COST REDUCTION PLAN

On February 6, 2020, the Company implemented a plan to reduce operating costs and better align its workforce with the needs of its business following the Company’s December 16, 2019 announcement of its decision to discontinue the suvodirsen program for patients with Duchenne muscular dystrophy (“DMD”). Under this cost reduction plan, the Company reduced its workforce by approximately 22%. The Company incurred a one-time restructuring charge of approximately $3.4 million, of which $2.5 million was included in research and development expenses and $0.9 million was included in general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss, including employee severance, benefits and related termination costs, during the nine months ended September 30, 2020.

During the three and nine months ended September 30, 2020, the Company paid approximately $0.2 million and $3.1 million of these restructuring expenses, respectively. The remaining payments of $0.3 million will be paid through March 31, 2021.

11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Accrued compensation	$6,980	$8,662
Accrued expenses related to CROs and CMOs	2,203	5,030
Accrued expenses and other current liabilities	999	2,493
Total accrued expenses and other current liabilities	$10,182	$16,185

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

During our Analyst and Investor Research Webcast on August 25, 2020, we shared the expansion of our repertoire of backbone modifications and their impact on oligonucleotide pharmacology with the introduction of Phosphoramidate diester (“PN”) backbone chemistry. PN chemistry is a backbone modification that involves replacing a non-bridging Oxygen atom with a Nitrogen-containing moiety. PN modifications are neutral, allowing them to break up the charge of the backbone while retaining specificity of complementary base pairings. Similar to the Phosphorothioate (“PS”) modification, PN modifications are also chiral. Data from our preclinical experiments demonstrate that the judicious use of PN backbone chemistry modifications in stereopure oligonucleotides have generally increased potency, exposure and durability across our silencing, splicing and editing modalities.

We have leveraged PN chemistry and our ability to develop stereopure oligonucleotides to advance our RNA-editing platform capability for the potential treatment of neurological and other diseases. Our novel approach uses endogenous ADAR (adenosine deaminases acting on RNA) enzymes via free uptake (non-viral, no nanoparticles) of A-to-I base editing oligonucleotides (“ADAR editing”). In a proof-of-concept study, we demonstrated successful RNA editing of ACTB (Beta-actin) mRNA in non-human primates (“NHPs”) using stereopure GalNAc-conjugated oligonucleotides. To our knowledge, these were the first publicly available data that demonstrated successful RNA editing in vivo in NHPs.

Our lead clinical development programs are focused in genetic diseases within neurology. Our most advanced stereopure therapeutic candidates in development, WVE-120101 and WVE-120102, are designed to selectively target mutant huntingtin (“mHTT”) and spare wild-type, or healthy, huntingtin (“wtHTT”) for the treatment of Huntington’s disease (“HD”). WVE-120101 and WVE-120102 are currently being studied in two Phase 1b/2a clinical trials, PRECISION-HD1 and PRECISION-HD2. Our next three neurology programs approaching clinical development, each of which incorporates PN backbone modifications, include our mHTT SNP3 program for the treatment of HD (WVE-003), our C9orf72 program for the treatment of amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”) (WVE-004), and our exon 53 program for Duchenne muscular dystrophy (“DMD”) (WVE-N531). We are also pursuing additional central nervous system (“CNS”) programs in collaboration with Takeda Pharmaceutical Company Limited (“Takeda”), including spinocerebellar ataxia 3 (“SCA3”). We are advancing discovery research in ADAR editing applications, including neurological, hepatic and lung diseases, and have identified alpha-1 antitrypsin deficiency (“AATD”) as our first ADAR editing program, which will target the SERPINA1 gene. In addition, outside of neurology, we are advancing discovery research in ophthalmologic disorders, specifically inherited retinal diseases. In further support of our pipeline, we continue to invest in PRISM to potentially develop the next generation of stereopure oligonucleotides. We have also established and continue to enhance our internal current good manufacturing practices (“cGMP”) manufacturing capabilities to increase control and visibility of our drug substance supply chain.

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

Our HD Portfolio: In HD, we are currently advancing two clinical programs and one preclinical program. WVE-120101 and WVE-120102 are our clinical programs, where each is a distinct stereopure antisense oligonucleotide designed to selectively target a single nucleotide polymorphism (“SNP”) associated with the disease-causing mutant huntingtin (“mHTT”) mRNA transcript within the HTT gene: rs362307 (“mHTT SNP1”) and rs362331 (“mHTT SNP2”), respectively. Our third program in HD, WVE-003, which we refer to as our “mHTT SNP3” program, is also a stereopure antisense oligonucleotide designed to selectively target an undisclosed SNP on the mHTT mRNA transcript, though it incorporates PN backbone modifications. We expect to initiate clinical development of WVE-003 with the submission of a CTA in the fourth quarter of 2020. Approximately 50% of the HD population carries SNP1 or SNP2 and, with overlap, up to 70% of the HD population carries either SNP1, SNP2 or both. Approximately 40% of the HD population carries SNP3 and, with overlap, up to 80% of the HD population carries at least one of SNP1, SNP2 and/or SNP3. Targeting mRNA transcript with these SNPs allows us to lower the mutant allele transcript, while leaving the healthy transcript relatively intact. The healthy transcript is required to produce healthy HTT protein which is important for neuronal function. We commonly refer to this method (or approach) as “allele selective targeting.” SNPs are naturally occurring variations within a given genetic sequence and in certain instances can be used to distinguish between two related copies of a gene where only one is associated with the expression of a disease-causing protein. Our allele selective approach may also enable us to address the pre-manifest, or asymptomatic, HD patient population in the future. We have shown that by targeting mHTT SNP1 and mHTT SNP2 in preclinical in vitro studies, the production of disease-causing proteins associated with HD can be selectively reduced. In addition, we have shown that by targeting mHTT SNP3 in preclinical in vitro studies, WVE-003 selectively reduces the expression of the mutant HTT.

SNP phasing technology: To verify that HD patients have at least one of the SNPs that we are targeting on the mutant allele, we investigated multiple technologies that could provide highly accurate results and rapid turnaround. We conducted a prospective observational study of the frequency of SNP1 and SNP2 in patients with HD, which confirmed the feasibility of rapidly and prospectively identifying SNP1 and / or SNP2 in association with the mHTT allele in patients with HD. This study was published in Neurology Genetics in May 2020 and the manuscript is titled, “Genotyping single nucleotide polymorphisms for allele-selective therapy in Huntington’s disease.” In addition, our SNP phasing methodology is summarized in Molecular Therapy in October 2020, with a manuscript titled, “Investigational Assay for Haplotype Phasing of the Huntingtin Gene.” In 2019, we entered into an agreement with Asuragen, Inc. (“Asuragen”), a molecular diagnostics company, for the development and potential commercialization of companion diagnostics for our investigational WVE-120101 and WVE-120102 allele-selective therapeutic programs in HD. We have since expanded our agreement with Asuragen to enable us to use their scalable SNP phasing technology in our upcoming clinical trial for WVE-003.

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

PRECISION-HD2 trial: In December 2019, we announced initial clinical data from our ongoing PRECISION-HD2 trial. In an analysis comparing all patients treated with multiple intrathecal doses of WVE-120102 to placebo, a statistically significant reduction of 12.4% (p<0.05) in mHTT protein was observed in cerebrospinal fluid (“CSF”). An analysis to assess a dose response across the initial four treatment groups (2, 4, 8, or 16 mg) suggested a statistically significant response in mHTT reduction at the highest doses tested (p=0.03). WVE-120102 was generally safe and well tolerated across all cohorts. These topline data supported the addition of higher dose cohorts, and we initiated the 32 mg cohort in January 2020. We expect to deliver clinical data from the 32 mg cohort of the PRECISION-HD2 trial in the first quarter of 2021.

PRECISION-HD1 trial: We initiated the 32 mg cohort of the PRECISION-HD1 trial in March 2020. We expect to deliver clinical data from the five multi-dose cohorts (2, 4, 8, 16, 32 mg) of the PRECISION-HD1 trial in the first quarter of 2021.

Open-label Extensions of PRECISION-HD1 and PRECISION-HD2: In October 2019, we initiated an OLE of the PRECISION-HD2 trial outside of the United States for patients who participated in that trial. In February 2020, we initiated an OLE of the PRECISION-HD1 trial outside of the United States for patients who participated in that trial. We expect to report initial data from the PRECISION-HD OLE trials in the first quarter of 2021.

WVE-003 in HD: We expect to initiate clinical development of WVE-003, our mHTT SNP3 program, with the submission of a CTA in the fourth quarter of 2020.

WVE-004 in ALS and FTD: In amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”), we are advancing WVE-004, our C9orf72 program, which is designed to selectively target the transcripts containing the hexanucleotide repeat expansion (G4C2) in the C9orf72 gene. WVE-004, which incorporates PN backbone modifications, is designed to minimize the impact on normal C9orf72 protein in patients, thereby reducing potential on-target risk. The G4C2 expansion in the C9orf72 gene is the most common cause of familial ALS and FTD and is a strong genetic risk factor for non-inherited (sporadic) forms of ALS and FTD. We expect to initiate clinical development of WVE-004 with the submission of a CTA in the fourth quarter of 2020.

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

Duchenne muscular dystrophy (DMD): DMD is a genetic disorder caused by mutations in the DMD gene that result in dysfunctional dystrophin protein. DMD impacts approximately one in every 5,000 newborn boys each year, resulting in approximately 20,000 new cases worldwide annually. In DMD, we are advancing WVE-N531, which targets exon 53, a region within the precursor messenger RNA (“pre-mRNA”) that is transcribed from the dystrophin gene (also referred to as the “DMD” gene). WVE-N531 incorporates PN backbone modifications and our planned clinical trial will enable us to assess the impact of PN chemistry on tissue distribution and splicing in dystrophic muscle. We expect to submit a CTA for WVE-N531 in the first quarter of 2021.

Hepatic and Pulmonary

We are leveraging our ADAR editing platform capability to develop a potentially novel treatment for alpha-1 antitrypsin deficiency (“AATD”). AATD is a rare, inherited genetic disorder that is commonly caused by a G-to-A point mutation in the SERPINA1 gene, called the SERPINA1 Z allele. This mutation leads to misfolding and aggregation of alpha-1 antitrypsin (“AAT”) protein in hepatocytes and a lack of functional AAT in the lungs. People with AATD typically exhibit progressive lung damage, liver damage or both, leading to frequent hospitalizations and potentially terminal lung disease and/or liver disease. While the few approved therapies for AATD modestly increase circulating levels of AAT in those with the lung pathology, there are no approved therapies to address the liver pathology. Approximately 250,000 people worldwide are homozygous for the Z allele, which is the most severe form of the disease. Wave’s novel RNA editing platform capability uses endogenous ADAR enzymes of A-to-I (G) base editing oligonucleotides, making this a potentially best-in-class modality for correcting the G-to-A disease-causing mutation in mRNA coded by the SERPINA1 Z allele. By correcting the single RNA base mutation, ADAR editing may provide an ideal approach for increasing circulating levels of wild-type AAT protein and reducing aggregation in the liver, thus simultaneously addressing both the lung and liver manifestations of the disease.

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

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss was $121.1 million and $136.9 million in the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, we had an accumulated deficit of $654.5 million and $533.4 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future.

Revenue

We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenue during the nine months ended September 30, 2020 and 2019 represents revenue earned under our two revenue-generating collaboration agreements: the Pfizer Collaboration Agreement (as defined in Note 5 in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (“Note 5”)), which was entered into in May 2016 and ended in May 2020, and the Takeda Collaboration Agreement (as defined in Note 5), which became effective in April 2018.

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

The table below summarizes our research and development expenses incurred for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
DMD programs	$464	$10,848	$6,531	$35,856
HD programs	6,262	4,848	21,889	13,165
ALS and FTD programs	2,217	534	6,879	1,903
PRISM and other research and development expenses (1)	19,332	28,355	65,612	75,379
Total research and development expenses	$28,275	$44,585	$100,911	$126,303

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

Other Income (Expense), Net

Other income (expense), net consists primarily of other income, net related to refundable tax credits from tax authorities and dividend income earned on cash and cash equivalents balances. We recognize refundable tax credits when there is reasonable assurance that we will comply with the requirements of the refundable tax credit and that the refundable tax credit will be received.

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Revenue	$3,450	$2,929	$521
Operating expenses:
Research and development	28,275	44,585	(16,310)
General and administrative	9,590	12,523	(2,933)
Total operating expenses	37,865	57,108	(19,243)
Loss from operations	(34,415)	(54,179)	19,764
Total other income, net	1,315	3,453	(2,138)
Loss before income taxes	(33,100)	(50,726)	17,626
Income tax provision	—	—	—
Net loss	$(33,100)	$(50,726)	$17,626

Revenue

Revenue of approximately $3.4 million was earned under the Takeda Collaboration Agreement for the three months ended September 30, 2020 and revenue of $2.9 million was earned under the Pfizer Collaboration Agreement and the Takeda Collaboration Agreement for the three months ended September 30, 2019. The $0.5 million increase in revenue is due to an increase in research and development services under the Takeda Collaboration Agreement.

Research and Development Expenses

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
DMD programs	$464	$10,848	$(10,384)
HD programs	6,262	4,848	1,414
ALS and FTD programs	2,217	534	1,683
PRISM and other research and development expenses (1)	19,332	28,355	(9,023)
Total research and development expenses	$28,275	$44,585	$(16,310)

(1)

Includes discovery and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $28.3 million for the three months ended September 30, 2020, compared to $44.6 million for the three months ended September 30, 2019. The decrease of $16.3 million was due to the following:

•	a decrease of $10.4 million in external expenses related to our DMD programs, including suvodirsen, due to our December 2019 decision to discontinue the suvodirsen program;
•	an increase of $1.4 million in external expenses related to our HD programs, including costs related to our Phase 1b/2a clinical trials, PRECISION-HD1 and PRECISION-HD2, and our mHTT SNP3 program;
•	an increase of $1.7 million in external expenses related to our ALS and FTD programs; and
•

a decrease of $9.0 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, including PRISM and the identification of potential drug discovery candidates, primarily due to a decrease in supplies and services and a decrease in employee headcount due to the February 2020 reduction in workforce.

General and Administrative Expenses

General and administrative expenses were $9.6 million for the three months ended September 30, 2020, as compared to $12.5 million for the three months ended September 30, 2019. The decrease of $2.9 million was attributable to a $1.6 million decrease in compensation-related expenses and a $1.3 million decrease in supplies and services expenses, both of which were primarily due to the February 2020 cost reduction plan, which included a workforce reduction.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2020 and 2019 was $1.3 million and $3.5 million, respectively. The decrease of approximately $2.1 million was driven by a $1.2 million decrease in dividend income earned on cash and cash equivalents and a $0.9 million decrease in other income, net primarily related to the decrease in the estimated refundable tax credit due to a decrease in the year-over-year underlying research and development expenses for the three months ended September 30, 2020.

Income Tax Provision

During the three months ended September 30, 2020 and 2019, we recorded no income tax provision. We maintained a full valuation allowance for the three months ended September 30, 2020 and 2019 in all jurisdictions due to uncertainty regarding future taxable income.

Comparison of the nine months ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Revenue	$10,638	$13,583	$(2,945)
Operating expenses:
Research and development	100,911	126,303	(25,392)
General and administrative	32,791	35,064	(2,273)
Total operating expenses	133,702	161,367	(27,665)
Loss from operations	(123,064)	(147,784)	24,720
Total other income, net	1,943	10,916	(8,973)
Loss before income taxes	(121,121)	(136,868)	15,747
Income tax provision	—	—	—
Net loss	$(121,121)	$(136,868)	$15,747

Revenue

Revenue of approximately $10.6 million and $13.6 million was earned under the Pfizer Collaboration Agreement and the Takeda Collaboration Agreement for the nine months ended September 30, 2020 and 2019, respectively. The $2.9 million decrease in revenue is primarily due to a decrease in research and development services under the Pfizer Collaboration Agreement, as the research term ended in May 2020.

Research and Development Expenses

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
DMD programs	$6,531	$35,856	$(29,325)
HD programs	21,889	13,165	8,724
ALS and FTD programs	6,879	1,903	4,976
PRISM and other research and development expenses (1)	65,612	75,379	(9,767)
Total research and development expenses	$100,911	$126,303	$(25,392)

(1)

Includes discovery and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $100.9 million for the nine months ended September 30, 2020, compared to $126.3 million for the nine months ended September 30, 2019. The decrease of approximately $25.4 million was due to the following:

•	a decrease of $29.3 million in external expenses related to our DMD programs, including suvodirsen, due to our December 2019 decision to discontinue the suvodirsen program;
•	an increase of $8.7 million in external expenses related to our HD programs, including costs related to our Phase 1b/2a clinical trials, PRECISION-HD1 and PRECISION-HD2, and our mHTT SNP3 program;
•	an increase of $5.0 million in external expenses related to our ALS and FTD programs; and
•

a decrease of $9.8 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, including PRISM and the identification of potential drug discovery candidates, primarily due to decreases in supplies and services, which was primarily due to the February 2020 cost reduction plan.

General and Administrative Expenses

General and administrative expenses were $32.8 million for the nine months ended September 30, 2020, as compared to $35.1 million for the nine months ended September 30, 2019. The decrease of $2.3 million was mainly driven by a decrease in compensation-related expenses due to the decrease in employee headcount as a result of the February 2020 reduction in workforce.

Other Income (Expense), Net

Other income (expense), net for the nine months ended September 30, 2020 and 2019 was $1.9 million and $10.9 million, respectively. The decrease of $9.0 million was driven by a $5.3 million decrease in other income, net primarily related to the decrease in the estimated refundable tax credit due to a decrease in the year-over-year underlying research and development expenses and a $3.6 million decrease in dividend income for the nine months ended September 30, 2020.

Income Tax Provision

During the nine months ended September 30, 2020 and 2019, we recorded no income tax provision. We maintained a full valuation allowance for the nine months ended September 30, 2020 and 2019 in all jurisdictions due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net losses. To date, we have primarily funded our operations through private placements of debt and equity securities, public offerings of our ordinary shares and collaborations with third parties. Through September 30, 2020, we have received an aggregate of approximately $808.6 million in net proceeds from these transactions. We received $89.3 million in net proceeds from private placements of our debt and equity securities, $100.4 million in net proceeds from our initial public offering, $40.0 million under the Pfizer Agreements (as defined in Note 5), including $10.0 million as an upfront payment under the Pfizer Collaboration Agreement and $30.0 million in the form of an equity investment, $93.5 million in net proceeds from our April 2017 follow-on underwritten public offering, $170.0 million in upfront payments under the Takeda Agreements (as defined in Note 5), including $110.0 million as an upfront payment under the Takeda Collaboration Agreement (as defined in Note 5) and $60.0 million in the form of an equity investment, $161.8 million in net proceeds from our January 2019 follow-on underwritten public offering, $59.9 million in net proceeds from our at-the-market equity program, and $93.7 million in estimated net proceeds from our September 2020 follow-on underwritten public offering.

As of September 30, 2020, we had cash and cash equivalents totaling $216.4 million, an accumulated deficit of $654.5 million and restricted cash of $3.7 million for our leased premises in Cambridge, Massachusetts and Lexington, Massachusetts.

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

In May 2019, we filed a shelf registration statement on Form S-3ASR with the SEC pursuant to which we registered for sale an indeterminate amount of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. Our shelf registration statement on Form S-3ASR also includes a prospectus covering up to an aggregate of $250.0 million in ordinary shares that we may issue and sell from time to time, through Jefferies LLC acting as our sales agent, pursuant to the open market sales agreement that we entered into with Jefferies LLC in May 2019, as amended in March 2020, for our at-the-market equity program. Since we no longer qualified as a “well-known seasoned issuer” at the time of the filing of our 2019 Annual Report on Form 10-K, we amended the shelf registration statement to register for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including the up to $250.0 million in ordinary shares that we may issue and sell from time to time pursuant to our at-the-market equity program. During the nine months ended September 30, 2020, we sold 5,583,022 ordinary shares under our at-the-market equity program for aggregate gross proceeds of $60.9 million and net proceeds of $59.9 million, after deducting commissions and offering expenses. In addition, on September 25, 2020, we closed a follow-on underwritten public offering of 8,333,334 ordinary shares for gross proceeds of $100.0 million. Estimated net proceeds to the Company from the offering were approximately $93.7 million, after deducting underwriting discounts and commissions and estimated offering expenses. As of November 8, 2020, we have approximately $339.1 million in securities available for sale under the shelf registration statement, including $189.1 million in ordinary shares available for sale under the at-the-market equity program

Adequate additional financing may not be available to us on acceptable terms, or at all. Raising additional capital in the current economic environment, particularly in light of the economic downturn and ongoing uncertainty related to the COVID-19 pandemic, may be challenging. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our cash flow activity:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(84,567)	$(126,991)
Net cash used in investing activities	(781)	(2,572)
Net cash provided by financing activities	154,519	163,642
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	34	129
Net increase in cash, cash equivalents and restricted cash	$69,205	$34,208

Operating Activities

During the nine months ended September 30, 2020, operating activities used $84.6 million of cash, primarily due to our net loss of $121.1 million, offset by a $20.0 million decrease in accounts receivable and a $15.1 million decrease in other assets, primarily related to the receipt of the refundable tax credits for 2018 and 2019.

During the nine months ended September 30, 2019, operating activities used $127.0 million of cash, primarily due to our net loss of $136.9 million.

Investing Activities

During the nine months ended September 30, 2020, investing activities used $0.8 million of cash, related to purchases of property and equipment.

During the nine months ended September 30, 2019, investing activities used $2.6 million of cash, related to purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $154.5 million, primarily due to the $93.7 million in estimated net proceeds from our September 2020 follow-on underwritten public offering and $59.9 million in net proceeds from sales of ordinary shares under our at-the-market equity program.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2020 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Pronouncements

The recently issued accounting pronouncements described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the 2019 Annual Report on Form 10-K, have had no material changes during the nine months ended September 30, 2020.

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

Foreign Currency Exchange Rate Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. For the three and nine months ended September 30, 2020 and 2019, changes in foreign currency exchange rates did not have a material impact on our business, financial condition, results of operations or cash flows.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition, results of operations or cash flows for the three and nine months ended September 30, 2020 and 2019.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” that appear in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020, as amended (the “2019 Annual Report on Form 10-K”), and in Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2020, which was filed with the SEC on May 11, 2020 (the “March 31 Quarterly Report on Form 10-Q”). There have been no material changes from the risk factors previously disclosed in the 2019 Annual Report on Form 10-K and in the March 31 Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.1+	Non-Employee Director Compensation Policy, effective as of August 18, 2020	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer	X

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its Inline XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

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

WAVE LIFE SCIENCES LTD.

Date: November 9, 2020	By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	By:	/s/ David G. Gaiero
David G. Gaiero
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)