Form 10-K
period 2020-12-31
Wave Life Sciences Ltd.
filed 2021-03-04
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Registrant’s telephone number, including area code: +65 6236 3388

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the ordinary shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020) was $267,103,358. The number of outstanding ordinary shares of the registrant as of February 22, 2021 was 48,997,368.

DOCUMENTS INCORPORATED BY REFERENCE

If the Registrant’s Definitive Proxy Statement relating to the 2021 Annual General Meeting of Shareholders (the “Proxy Statement”) is filed with the Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, then portions of the Proxy Statement will be incorporated by reference into Part III of this Annual Report on Form 10-K. If the Proxy Statement is not filed within such 120-day period, then the Registrant will file an amendment to this Annual Report within such 120-day period that will contain the information required to be included or incorporated by reference into Part III of this Annual Report.

WAVE LIFE SCIENCES LTD.

ANNUAL REPORT ON FORM 10-K

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events or to our future operations or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. Forward-looking statements include statements, other than statements of historical fact, about, among other things: our ability to fund our future operations; our financial position, revenues, costs, expenses, uses of cash and capital requirements; our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements; the success, progress, number, scope, cost, duration, timing or results of our research and development activities, preclinical studies and clinical trials, including the timing for initiation or completion of or availability of results from any preclinical studies and clinical trials or for submission, review or approval of any regulatory filing; the timing of, and our ability to, obtain and maintain regulatory approvals for any of our product candidates; the potential benefits that may be derived from any of our product candidates; our strategies, prospects, plans, goals, expectations, forecasts or objectives; the success of our collaborations with third parties; any payment that our collaboration partners may make to us; our ability to identify and develop new product candidates; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy; our ability to develop sales and marketing capabilities; our estimates regarding future expenses and needs for additional financing; our ability to identify, recruit and retain key personnel; our financial performance; developments and projections relating to our competitors in the industry; our liquidity and working capital requirements; the expected impact of new accounting standards; and our expectations regarding the impact of COVID-19 and variants thereof, on our research and development activities, preclinical studies and clinical trials, supply of drug product, and our workforce.

Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ. These risks, uncertainties and other factors include, among other things, our critical accounting policies and: the ability of our preclinical studies to produce data sufficient to support the filing of global clinical trial applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results and timing of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our effectiveness in managing current and future clinical trials and regulatory processes; the success of our platform in identifying viable candidates; the continued development and acceptance of nucleic acid therapeutics as a class of drugs; our ability to demonstrate the therapeutic benefits of our stereopure candidates in clinical trials, including our ability to develop candidates across multiple therapeutic modalities; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to fund our operations and to raise additional capital as needed; competition from others developing therapies for similar uses; the severity and duration of the COVID-19 pandemic; and the COVID-19 pandemic and variants thereof, may negatively impact the conduct of, and the timing of enrollment, completion and reporting with respect to, our clinical trials; any other impacts on our business as a result of or related to the COVID-19 pandemic, as well as other risks and uncertainties under the “Risk Factors” section of this Annual Report on Form 10-K and in other filings we make with the Securities and Exchange Commission.

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

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•	We are company with a history of losses, and we expect to continue to incur losses for the foreseeable future, and we may never achieve or maintain profitability.

•	We will require substantial additional funding, which may not be available on acceptable terms, or at all.

•	Our management may not effectively use the proceeds received from sales of our securities and our collaboration partners.

•	Our short operating history may make it difficult for shareholders to evaluate the success of our business to date and to assess our future viability.

•

We, or third parties upon whom we depend, may face risks related to health epidemics, including the novel coronavirus (COVID-19) pandemic, which may cause adverse effects on our business and operations.

•

The approach we are taking to discover and develop oligonucleotides is novel and may never lead to marketable products and there is increased risk that the outcome of our clinical trials will not be sufficient to obtain regulatory approval.

•	We may not be able to conduct preclinical studies and/or clinical trials successfully, which could materially harm our business.

•

If we cannot successfully manufacture our product candidates for our research and development and preclinical activities, or manufacture sufficient amounts of our product candidates to meet our clinical requirements and timelines, our business may be materially harmed.

•	Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.

•	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

•

We may be unable to obtain regulatory approval in the United States or foreign jurisdictions and, as a result, be unable to commercialize our product candidates and our ability to generate revenue will be materially impaired.

•

If we fail to comply with continuing U.S. and foreign requirements, our regulatory approvals, if obtained, could be limited or withdrawn, we could be subject to other penalties, and our business would be seriously harmed.

•	If we are unable to compete effectively with existing drugs, new treatment methods and new technologies, we may be unable to successfully commercialize any drugs that we develop.

•	Risks associated with our operations outside of the United States and developments in international trade by the U.S. and foreign governments could adversely affect our business.

•

We may not be able to execute our business strategy optimally if we are unable to maintain our existing collaborations or enter into new collaborations with partners that can provide sales, marketing and distribution capabilities and funds for the development and commercialization of our product candidates.

•

We rely, and expect to continue to rely, on third parties to conduct some aspects of our compound formulation, research, preclinical studies and clinical trials, and those third parties may not perform satisfactorily, which may harm our business.

•

If any of our product candidates are approved for marketing and commercialization and we are unable to develop sales, marketing and distribution capabilities on our own, or enter into agreements with third parties to perform these functions on acceptable terms, we will be unable to commercialize successfully any such future products.

•	If we are unable to attract and retain qualified key management and scientists, staff, consultants and advisors, our ability to implement our business plan may be adversely affected.

•	If we are not able to obtain and enforce market exclusivity for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.

•

We license patent rights from third-party owners or licensees. If such owners or licensees do not properly or successfully obtain, maintain or enforce the patents underlying such licenses, or if they retain or license to others any competing rights, our competitive position and business prospects may be adversely affected.

•	Other companies or organizations may challenge our or our licensors’ patent rights or may assert patent rights that prevent us from developing and commercializing our products.

•

Intellectual property rights of third parties could adversely affect our ability to commercialize our product candidates, and we might be required to litigate or obtain licenses from third parties in order to develop or market our product candidates. Such litigation or licenses could be costly or not available on commercially reasonable terms.

•	We are incorporated in Singapore and our shareholders may have more difficulty in protecting their interests than they would as shareholders of a corporation incorporated in the United States.

•

We are subject to the laws of Singapore, which differ in certain material respects from the laws of the United States. The public market may not be liquid enough for our shareholders to sell their ordinary shares quickly or at market price, or at all.

•

The market price of our ordinary shares is likely to be highly volatile due to various/numerous factors, which could cause the price of our ordinary shares to decline and we may incur significant costs from class action litigation due to share volatility.

PART I

Item 1.	Business

Overview

We are a clinical-stage genetic medicines company committed to delivering life-changing treatments for people battling devastating diseases. Using PRISM™, our proprietary discovery and drug development platform that enables the precise design, optimization and production of novel stereopure oligonucleotides, we aspire to develop best in class medicines for genetically defined diseases with a high degree of unmet need.

We are developing oligonucleotides that target ribonucleic acid (“RNA”) to either reduce the expression of disease-promoting proteins or transform the production of dysfunctional mutant proteins into the production of functional proteins. By intervening at the RNA level, we have the potential to address diseases that have historically been difficult to treat with small molecules or biologics, while retaining the ability to titrate dose and avoid permanent off-target genetic changes and other challenges associated with DNA editing or gene therapy approaches. The mechanisms that we are currently using to target RNA with our oligonucleotides include silencing, splicing, and ADAR (adenosine deaminases acting on RNA)-mediated RNA editing (“ADAR editing”). Oligonucleotides have additional advantages as a therapeutic class including the ability to access multiple tissue types and the ability to modulate the frequency of dosing to ensure broad distribution within tissues over time. Oligonucleotides also have well-established manufacturing processes and validated test methods based on decades of improvements.

The oligonucleotides we are developing with PRISM are stereopure and differ from the mixture-based oligonucleotides currently on the market or in development by others. A stereopure oligonucleotide is comprised of molecules with atoms precisely arranged in three-dimensional orientations at each linkage. Based on our preclinical studies, we believe that controlling the stereochemistry of each backbone position will allow us to optimize the pharmacological profile of our oligonucleotides by maximizing the potential therapeutic benefit while minimizing the potential for side effects and safety risks. To further mitigate pharmacological risks and potential manufacturing challenges, our approach focuses on designing oligonucleotides without the need for delivery vehicles. Through our work in developing stereopure oligonucleotides, we have created and continue to evolve PRISM, our proprietary discovery and drug development platform.

PRISM enables us to target genetically defined diseases with stereopure oligonucleotides across multiple therapeutic modalities. PRISM combines our unique ability to construct stereopure oligonucleotides with a deep understanding of how the interplay among oligonucleotide sequence, chemistry and backbone stereochemistry impacts key pharmacological properties. By exploring these interactions through iterative analysis of in vitro and in vivo outcomes and machine learning-driven predictive modeling, we continue to define design principles that we deploy across programs to rapidly develop and manufacture clinical candidates that meet pre-defined product profiles. In August 2020, we introduced our novel PN backbone chemistry modifications, which were discovered through PRISM and have been shown preclinically to increase potency, tissue exposure and durability across various modalities.

Our lead clinical development programs are focused on genetic diseases within neurology. Our first stereopure therapeutic candidates in development, WVE-120101 and WVE-120102, are designed to selectively target mutant huntingtin (“mHTT”) and spare wild-type, or healthy, huntingtin (“wtHTT”) for the treatment of Huntington’s disease (“HD”). WVE-120101 and WVE-120102 are currently being studied in two Phase 1b/2a clinical trials, PRECISION-HD1 and PRECISION-HD2, and we expect to deliver data from both trials at the end of the first quarter of 2021. We also expect to initiate dosing in three new clinical trials with compounds containing our novel PN backbone chemistry modifications in 2021. These new programs include WVE-003, our mHTT SNP3 program for the treatment of HD, WVE-004, our C9orf72 program for the treatment of amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”), and WVE-N531, our Exon 53 program for the treatment of Duchenne muscular dystrophy (“DMD”). We continue to advance our ATXN3 program in SCA3. We are also pursuing additional programs in disorders of the central nervous system (“CNS”), including Alzheimer’s disease, Parkinson’s disease, and others, in collaboration with Takeda Pharmaceutical Company Limited (“Takeda”). In addition to neurology, our pipeline includes programs in hepatic diseases, including alpha-1 antitrypsin disease (“AATD”), and ophthalmologic disorders, specifically inherited retinal diseases. We continue to invest in PRISM to continue to evolve and apply the expanding capabilities and promise of our unique platform. We have also established and continue to enhance our internal current good manufacturing practices (“cGMP”) manufacturing capabilities to increase control and visibility of our drug substance supply chain, while continuing to innovate oligonucleotide manufacturing.

Our Current Programs

Additional details regarding our programs are set forth below.

Neurology

Huntington’s Disease (“HD”): HD is a rare hereditary neurodegenerative disease that results in early death and for which there is no cure. HD is caused by a mutation (i.e., an expanded CAG triplet repeat) in the HTT gene, which results in production of mutant HTT (“mHTT”) protein. In HD patients, there is a progressive loss of neurons in the brain leading to cognitive, psychiatric and motor disabilities. HD patients still possess wild-type (healthy) HTT (“wtHTT”) protein, which is important for neuronal function, and there is increasing evidence that wtHTT may be neuroprotective in an adult brain. Additionally, a dominant gain of function in mHTT protein and a concurrent loss of function of wtHTT protein may be important components of the pathophysiology of HD. Accordingly, suppression of wtHTT may have detrimental long-term consequences. A 2020 Nature publication (Poplawski, G.H.D., et al. Injured adult neurons regress to an embryonic transcriptional growth state. Nature 581, 77–82 (2020)) described results that involved conditional knockout of huntingtin in 4-month old mice (post-neuronal development), which demonstrated that huntingtin is at the center of the regeneration transcriptome and played an essential role in neural plasticity. In October 2019, at our Analyst and Investor Research Day, key opinion leaders in HD research presented data suggesting that wtHTT is neuroprotective in an adult brain; transport of key neurotrophic factors such as brain-derived neurotrophic factor (“BDNF”) are regulated by wtHTT levels; and HD may be caused by a dominant gain of function in mHTT and a loss of function of wtHTT protein. Further, the relative proportion of wtHTT to mHTT is critical based on evidence that suggests increased amount of wtHTT relative to mHTT may result in slower disease progression (measured by age-at-onset). Also, HD patients that lack wtHTT all together have significantly more severe disease, as measured by disease progression after symptom onset.

Our HD Portfolio: In HD, we are currently advancing three clinical programs. WVE-120101 and WVE-120102 are our first clinical programs in HD, where each is a distinct stereopure antisense oligonucleotide designed to selectively target a single nucleotide polymorphism (“SNP”) associated with the disease-causing mutant huntingtin (mHTT) mRNA transcript within the HTT gene: rs362307 (“mHTT SNP1”) and rs362331 (“mHTT SNP2”), respectively. Our third program in HD, WVE-003, is also a stereopure antisense oligonucleotide designed to target an undisclosed SNP3, “mHTT SNP3.” WVE-003 incorporates our novel PN backbone chemistry modifications, as well as learnings from the first two HD programs. We initiated clinical development of WVE-003 with the submission of a clinical trial application (“CTA”) in December 2020. Approximately 50% of the HD population carries SNP1 or SNP2, and, with overlap, up to 70% of the HD population carries SNP1, SNP2 or both. Approximately 40% of the HD population carries SNP3, and, with overlap, up to 80% of the HD population carries at least one of SNP1, SNP2 and/or SNP3. Targeting mRNAs with these SNPs allows us to lower expression of transcript from the mutant allele, while leaving the healthy transcript relatively intact. The healthy transcript is required to produce wtHTT protein which is important for neuronal function. We commonly refer to this method (or approach) as “allele-selective targeting.” SNPs are naturally occurring variations within a given genetic sequence and in certain instances can be used to distinguish between two related copies of a gene where only one is associated with the expression of a disease-causing protein. Our allele-selective approach may also enable us to address the pre-manifest, or asymptomatic, HD patient population in the future. We have shown that by targeting mHTT SNP1 and mHTT SNP2 in preclinical in vitro studies, the production of disease-causing proteins associated with HD can be selectively reduced. In addition, we have shown that by targeting mHTT SNP3 in preclinical in vitro studies, WVE-003 selectively reduces the expression of mHTT, and by targeting mHTT SNP3 in preclinical in vivo studies, WVE-003 demonstrated durable and potent knockdown of mHTT mRNA.

Phase 1b/2a Clinical Trials: PRECISION-HD is a global clinical program consisting of the PRECISION-HD1 and PRECISION-HD2 clinical trials. PRECISION-HD1 and PRECISION-HD2 are two parallel, multicenter, double-blind, randomized, placebo-controlled Phase 1b/2a clinical trials evaluating WVE-120101 and WVE-120102, respectively, administered intrathecally, consisting of single-ascending dose and multiple-ascending dose portions. The primary objective of these two trials is to assess the safety and tolerability of intrathecal doses of WVE-120101 and WVE-120102, respectively, in early manifest HD patients. Additional objectives include measurement of total HTT protein and mHTT protein, and exploratory pharmacokinetic, pharmacodynamic, clinical and MRI endpoints. Each trial is designed with five multi-dose cohorts (2, 4, 8, 16, and 32 mg), each with 12 patients that have Stage I or Stage II HD, ages 25-65, who have screened positively for the presence of SNP1 or SNP2. Outside of the United States, we are conducting both the single-ascending dose and multiple-ascending dose portions of the PRECISION-HD1 and PRECISION-HD2 trials. In the United States, we received approvals to proceed with the single-dose portions of both trials. However, the FDA indicated to us that we cannot progress to the multiple-ascending dose portions of these trials in the United States unless we conduct an additional preclinical study and present the resulting data to the FDA for its review. For the single-dose portion of the PRECISION-HD1 trial in the United States, escalation to our highest proposed doses is subject to the FDA’s review and approval of additional monitoring plans. WVE-120101 and WVE-120102 have been granted orphan drug designation for the treatment of HD by the FDA.

PRECISION-HD2 trial: In December 2019, we announced initial clinical data from the ongoing PRECISION-HD2 trial. In an analysis comparing all patients treated with multiple intrathecal doses of WVE-120102 to placebo, a statistically significant reduction of 12.4% (p<0.05) in mHTT protein was observed in cerebrospinal fluid (“CSF”). An analysis to assess a dose response across treatment groups (2, 4, 8, or 16 mg) suggested a statistically significant response in mHTT reduction at the highest doses tested (p=0.03). WVE-120102 was generally safe and well tolerated across all cohorts. These topline data supported the addition of higher dose cohorts, and a 32 mg cohort was initiated in January 2020, which is fully enrolled. We expect to report biomarker and safety data from all cohorts of the PRECISION-HD2 trial, including all patients from the 32 mg cohort, at the end of the first quarter in 2021.

PRECISION-HD1 trial: The PRECISION-HD1 trial is fully enrolled up to the 32 mg cohort. We expect to report biomarker and safety data from all completed cohorts up to and including the 16 mg cohort at the end of the first quarter in 2021.

Open-label Extensions of PRECISION-HD1 and PRECISION-HD2: In October 2019, we initiated an open-label extension (“OLE”) of the PRECISION-HD2 trial outside of the United States for patients who participated in that trial. In February 2020, we also initiated an OLE of the PRECISION-HD1 trial outside of the United States for patients who participated in that trial. Along with data from the PRECISION-HD1 and PRECISION-HD2 trials, we expect to report data from patients who have received multiple doses of 8 or 16 mg of WVE-120101 or WVE-120102 in the OLE portions of the trials at the end of the first quarter of 2021.

WVE-003 clinical trial: In December 2020, we initiated clinical development of WVE-003 with the submission of a CTA. We expect to initiate dosing in a Phase 1b/2a clinical trial of WVE-003 of patients with HD in 2021.

Amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”): In ALS and FTD, we are advancing WVE-004, which preferentially targets the transcripts containing the hexanucleotide G4C2 expansion in the C9orf72 gene. WVE-004 is designed to minimize the impact on normal C9orf72 protein in patients, thereby reducing potential on-target risk. In vitro, WVE-004 potently and selectively reduced V3 transcripts in iPSC-derived motor neurons, which were derived from a patient carrying a C9orf72-repeat expansion. In C9 BAC transgenic mice, WVE-004 led to substantial reductions in repeat-containing C9orf72 transcripts and dipeptide repeat (DPR) proteins that are sustained for at least six months, without disrupting total protein expression.

WVE-004 clinical trial: In December 2020, we initiated clinical development of WVE-004 with the submission of a CTA. We expect to initiate dosing in a Phase 1b/2a clinical trial of WVE-004 for both patients with C9-ALS and patients with C9-FTD in 2021.

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

Duchenne Muscular Dystrophy (“DMD”): In DMD, we are advancing WVE-N531, which is designed to target exon 53 within the dystrophin gene. WVE-N531 is designed to cause the cellular splicing machinery to skip over this exon during pre-mRNA processing, which restores the dystrophin mRNA reading frame and enables production of truncated, but functional dystrophin protein. Exon-skipping produces dystrophin from the endogenous dystrophin gene (not micro or mini dystrophin expressed from a vector), under the control of native gene-regulatory elements, resulting in normal temporospatial expression. WVE-N531 will be our first splicing candidate incorporating PN backbone chemistry modifications to be assessed in the clinic.

WVE-N531 clinical trial: We expect to submit a CTA for WVE-N531 by the end of the first quarter in 2021.

Hepatic

Alpha-1 antitrypsin deficiency (“AATD”): We are leveraging our ADAR editing platform capabilities to develop a potentially novel treatment for AATD, which is a rare, inherited genetic disorder that is commonly caused by a G-to-A point mutation in the Z allele of the SERPINA1 gene. This mutation leads to misfolding and aggregation of alpha-1 antitrypsin (“AAT”) protein in hepatocytes and a lack of functional AAT in the lungs. People with AATD typically exhibit progressive lung damage, liver damage or both, leading to frequent hospitalizations and potentially terminal lung disease and/or liver disease. While the few approved therapies for AATD modestly increase circulating levels of AAT in those with the lung pathology, there are no approved therapies to address the liver pathology. Approximately 200,000 people in the United States and Europe are homozygous for the Z allele, which is the most common form of severe disease. In November 2020, we announced that our first ADAR editing program would be for AATD. Our novel RNA editing platform capability uses endogenous ADAR enzymes of A-to-I (G) base editing oligonucleotides, making this a potentially best-in-class modality for correcting the G-to-A disease-causing mutation in mRNA coded by the SERPINA1 Z allele. By correcting the single RNA base mutation, ADAR editing may provide an ideal approach for increasing circulating levels of wild-type AAT protein and reducing aggregation in the liver, thus simultaneously addressing both the lung and liver manifestations of the disease.

In a primary hepatocyte SERPINA1 Z cell model, we demonstrated that editing the Z allele mRNA back to wild-type prevents protein misfolding and increases secretion of edited AAT protein from hepatocytes. We expect to deliver in vivo data supporting the continued development of our AATD program in the first half of 2021.

Ophthalmology

In ophthalmology, we have generated in vitro, ex vivo and in vivo data in preclinical studies that support the potential of our stereopure oligonucleotides for the treatment of rare, inherited eye diseases. Our preclinical data demonstrate that a single intravitreal injection of stereopure oligonucleotide in the eye of non-human primates (“NHPs”) resulted in greater than 95% knockdown of a target RNA in the retina for at least four months. Based on these data, our goal is to design candidates that could achieve a therapeutic effect with only two doses per year. Our pipeline includes two preclinical programs: Usher syndrome type 2A (“USH2A”) and retinitis pigmentosa due to a P23H mutation in the RHO gene (“RhoP23H”). In September 2020, we presented in vitro, ex vivo, and in vivo preclinical data on our USH2A program, which is designed to promote USH2A exon 13 skipping, and we presented in vitro and in vivo data on our RhoP23H program, which is designed to selectively silence RhoP23H transcripts. We also presented results from our first achievement of ADAR editing in NHP retina ex vivo using stereopure oligonucleotides.

Note on the COVID-19 Global Pandemic

The ongoing COVID-19 global pandemic and variants thereof is having widespread, rapidly-evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices. We are closely monitoring the impact of the pandemic and related developments, and our focus remains on safeguarding employee and patient health, while minimizing the negative effects on our business and continuing to advance the research and development of our therapeutic candidates. For discussion regarding the impact of the COVID-19 global pandemic on our business and financial results, see “Risk Factors” in Part I, Item 1A and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

Our Strategy

We are building a fully integrated genetic medicines company by leveraging PRISM to design, develop and commercialize optimized disease-modifying medicines for indications with a high degree of unmet medical need in genetically defined diseases. Our lead programs are focused in neurology and are aimed at addressing HD, ALS, FTD, and DMD. We are also pursuing additional CNS programs in collaboration with Takeda. Beyond neurology, our pipeline includes preclinical programs in hepatic diseases, including

AATD, and ophthalmology. In addition to driving clinical and preclinical programs, we are continuously investing in PRISM to fully unlock the potential of our unique and expanding platform capabilities.

The key components of our strategy are as follows:

•

Maintain and extend our leadership in oligonucleotides. We intend to establish a dominant position in the field of oligonucleotides, advancing basic research and pharmacology using stereochemistry across multiple therapeutic modalities and target classes. Through PRISM, our efforts continue to reveal structure-activity relationships among sequence, chemistry and backbone stereochemistry that may allow us to tune the activity of our oligonucleotides in a previously unexplored, modality-specific manner and use novel chemistry modifications, such as PN backbone chemistry.

•

Rapidly advance our differentiated neurology portfolio. We are committed to transforming the care of rare, neurological genetic diseases. We are currently advancing five neurology development programs that are either in the clinic or anticipated to begin clinical trials in 2021. In HD, our three programs (WVE-120101, WVE-120102, and WVE-003) are designed to selectively target mHTT, while leaving wtHTT relatively intact. We are also advancing WVE-004 for the treatment of ALS and FTD and WVE-N531 for the treatment of Exon 53-amenable DMD. WVE-003, WVE-004, and WVE-N531 were all designed with novel PN backbone chemistry modifications developed from our PRISM platform. Finally, we are advancing multiple discovery-stage programs in collaboration with Takeda, including Alzheimer’s disease and Parkinson’s disease. We believe that the programs in our differentiated neurology portfolio have the potential to offer a foundation from which to transform our company into a leading genetic medicines company with a focus in neurology.

•

Expand our pipeline using our genetic medicines “toolkit”. We remain intent on making disciplined investments in our platform to enable a sustainable discovery and development engine for future growth. We believe PRISM will yield optimized oligonucleotide candidates to deepen our pipeline in neurology, hepatic, ophthalmology and other disease areas. Using PRISM, we are able to choose from multiple modalities (silencing, splicing, ADAR editing) to design novel approaches for the treatment of genetic diseases. We will continue to pursue these investments through wholly-owned programs as well as through potential partnerships and collaborations.

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

Oligonucleotides

The majority of traditional therapeutics, such as small molecules and biologics, work by interacting with proteins that contribute to the disease. However, there are thought to be a limited number of “druggable” proteins; it is currently estimated that approximately 80% of human protein targets cannot be addressed by these conventional approaches. In contrast, we believe that directing medicines to the RNA, which is critical to the production of proteins, rather than to the proteins themselves, has the potential to significantly increase the number of druggable targets. By intervening at the RNA level, we retain the ability to titrate dose, while avoiding permanent off-target genetic changes and other challenges associated with DNA editing or gene therapy approaches. We also believe that utilizing and building upon the established scientific, regulatory, operational and commercial knowledge base with regard to genetic medicines that target RNA gives us the best chance of success to rapidly deliver therapies to the patients who need them.

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

•

Splicing / exon-skipping, which is the processing of a nascent pre-mRNA transcript into messenger RNA (“mRNA”) by removing introns and joining exons together. Exon skipping uses a therapeutic oligonucleotide designed to bind to a particular sequence within a target pre-mRNA and direct the cellular machinery to delete, or splice out, certain specific regions of that RNA. Often, the underlying mutation leads to non-productive mRNA, yielding no functional protein. Use of the exon-skipping modality permits the cellular machinery to bypass and assemble a partially functional protein, thereby mitigating or alleviating the disease that would otherwise result.

•

ADAR-mediated RNA editing, which involves a therapeutic oligonucleotide that uses endogenous ADAR (adenosine deaminases acting on RNA) to edit Adenosines in target RNAs. This technology can be used to correct missense and nonsense mutations to restore or modify protein activity. Other applications of this technology include the ability to target AUGs in the 5’-UTR for translational upregulation, target AG splice acceptor sites to modify exon splicing, and target amino acids (codons) to alter their function, examples of which include amino acids involved in post-translational modifications, to synthetically alter signaling pathways and/or protein stability, or post-translational protein processing, such as altering a protease cleavage sequence.

Oligonucleotide Backbone Modifications Result in Complex Drug Mixtures

Oligonucleotides are comprised of a sequence of nucleotides—the building blocks of RNA and DNA—that are linked together by a backbone of chemical bonds. In nucleic acid molecules that have not been modified for therapeutic use, the nucleotides are linked by phosphodiester (“PO”) bonds, as shown below.

Such unmodified nucleic acid molecules are unsuitable for use as therapeutics because they are rapidly degraded, are rapidly cleared by the kidneys and are taken up poorly by targeted cells.

Backbone chemistry modifications such as the phosphorothioate (“PS”) modification, one of the most common backbone modifications used in oligonucleotides, can improve the stability, biodistribution and cellular uptake of oligonucleotides.

A consequence of introducing backbone modifications, such as PS modifications, into an oligonucleotide is that it also introduces a chiral center at each phosphorus, creating stereoisomers designated as either an “Sp” or “Rp” isomer. As shown below, these stereoisomers have identical chemical compositions but different three-dimensional arrangements of their atoms and consequently have different chemical and biological properties.

During traditional oligonucleotide synthesis, the isomeric configuration at each chiral backbone modification is random (either Rp or Sp). Because oligonucleotides contain a string of nucleotides with associated chiral backbone modifications, the synthesis process generates a complex mixture containing many stereoisomers. Using PS modifications as an example, each PS linkage doubles the number of stereoisomers in the product, so that a traditional preparation of a PS-containing oligonucleotide contains 2N stereoisomers, where N represents the number of PS modifications. As shown below, a traditional, fully PS-modified antisense oligonucleotide (20 nucleotides in length, 19 PS modifications) is a mixture of over 500,000 stereoisomers, each having the same nucleotide sequence but differing in the stereochemistry along their backbones.

Stereoisomers can possess different chemical and pharmacological properties. For example, certain stereoisomers can drive the therapeutic effects of a drug while others can be less beneficial or can even contribute to undesirable side effects. The greater the variation among a drug’s constituent stereoisomers, the greater the potential to diminish the drug’s efficacy and safety when it’s a complex mixture.

Prior to the development of our technology, it was not possible to create stereopure oligonucleotides, meaning molecules where the configuration of each chiral backbone linkage is precisely controlled during chemical synthesis. Moreover, because of the sheer number of stereoisomers present in a mixture, it would be impractical, if not impossible, to physically isolate the most therapeutically optimal stereoisomer from within a mixture. For these reasons, all chiral backbone-modified oligonucleotides currently on the market and in development by others are mixtures of many stereoisomers, which we believe are not optimized for stability, catalytic activity, efficacy or toxicity.

In small molecule therapeutics, U.S. regulators have long sought to eliminate the risks potentially posed by drug mixtures containing multiple stereoisomers. Since 1992, the FDA has recommended full molecular characterization of stereoisomers within small-molecule drug mixtures. Historically, it has not been possible to achieve such characterization for nucleic acid therapeutic drug mixtures, which can contain tens of thousands to millions of distinct pharmacological entities. Based on our published and ongoing preclinical studies, we believe that we can design and synthesize stereopure chemically modified oligonucleotides that demonstrate superior pharmacological properties compared with mixture-based oligonucleotides. We believe that PRISM has the potential to set a new industry standard for the molecular characterization of complex nucleic acid therapeutic drug mixtures.

We continue to develop new types of backbone modifications, other than PS modifications, that can be chirally controlled with our technology.

PRISM: Our proprietary discovery and drug development platform

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

Our rational process for designing stereopure oligonucleotides, which is based on the interplay among oligonucleotide sequence, chemistry and backbone stereochemistry, allows us to selectively optimize for the molecular mechanism in order to generate best-in-class oligonucleotides. With PRISM, we leverage the diversity created by backbone stereochemistry to expand the parameters that we explore to optimize oligonucleotides. We are using these ongoing discoveries to guide our drug development activities, which we believe will lead to medicines that are more specific, can be dosed at lower concentrations, less frequently, or some combination of these characteristics as well as with improved therapeutic profiles.

Advantages of Our Approach

We believe that PRISM is a significant advancement in the development of oligonucleotides. The advantages of our approach include:

•

Ability to rationally design product candidates with optimized pharmacological properties. PRISM, our proprietary discovery and drug development platform, enables us to target genetically defined diseases with stereopure oligonucleotides across multiple therapeutic modalities. PRISM combines our unique ability to construct stereopure oligonucleotides with a deep understanding of how the interplay among oligonucleotide sequence, chemistry and backbone stereochemistry impacts key pharmacological properties. By exploring these interactions through iterative analysis of in vitro and in vivo outcomes and machine learning-driven predictive modeling, we continue to define design principles that we deploy across programs to rapidly develop and manufacture clinical candidates that meet pre-defined product profiles. PRISM has also enabled us to further innovate our nucleic acid chemistry, including the application of novel PN chemistry back bone modifications to our pipeline programs.

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

Our Proprietary Chemistry

Backbone Stereochemistry

In our Nature Biotechnology paper (Iwamoto N, et al. Nature Biotechnol. 2017;35(9):845-851), we described our studies using our proprietary chemistry to design and synthesize stereopure oligonucleotides and oligonucleotide mixtures based on mipomersen. These and other preclinical studies have demonstrated that stereochemistry and pharmacology are directly related, and that by controlling stereochemistry, we can impact multiple aspects of pharmacology, including stability, catalytic activity, efficacy, specificity, and safety. We studied mipomersen because, at that time, it was the only systemically administered nucleic acid therapeutic approved for commercialization, and documents from the regulatory bodies that evaluated mipomersen for marketing approval were publicly available. Mipomersen (formerly marketed under the brand name Kynamro, now discontinued) received FDA approved for the treatment of homozygous familial hypercholesterolemia in 2013 and is designed to silence production of Apolipoprotein B (“APOB”) via an antisense mechanism.

Mipomersen, an oligonucleotide containing 20 nucleotides and 19 PS modifications, is synthesized by traditional oligonucleotide chemistry; thus, it is a mixture of over 500,000 different stereoisomers (219 = 524,288). We rationally designed and synthesized individual stereoisomers of mipomersen, each having position-specific and distinct stereochemistry, and conducted studies comparing these defined stereoisomers with the mipomersen stereomixture.

We have subsequently published additional evidence supporting the idea that stereopure oligonucleotides can be developed to have superior pharmacology to stereorandom including in our Translational Vision Science & Technology paper (Byrne M, et al. Trans Vis Sci Tech. 2021; 10(1):23) and our Nature Communications paper (Liu Y, et al. Nature Communications. 2021; 12:847), which are discussed in more depth in the “Business - Therapeutic Programs - Ophthalmology” and “Business - Therapeutic Programs - Amyotrophic Lateral Sclerosis and Frontotemporal Dementia” sections, respectively.

PN Backbone Chemistry Modifications

Our initial investigations into backbone chemistry and stereochemistry on oligonucleotide pharmacology focused on the widely used PO and PS backbones because they are amenable to all nucleic acid modalities. In August 2020, we announced the introduction of novel PN backbone chemistry modifications (“PN”) to our repertoire of backbone modifications, which involve replacing a non-bridging oxygen atom with a nitrogen-containing moiety, as shown below.

Specifically, we have incorporated one of these PN modifications – which contains phosphoryl guanidine – into oligonucleotide compounds. As with PS modifications, PN modifications are chiral and we have the capacity to control PN backbone stereochemistry. Unlike PS modifications, PN modifications are neutral, meaning that the negative charge of the oligonucleotide is reduced with every PN modification added to the backbone. In preclinical experiments, we have demonstrated that judicious use of PN backbone chemistry modifications in stereopure oligonucleotides have generally increased potency, tissue exposure and durability across our silencing, splicing and editing modalities.

Applications of PRISM Across Multiple Therapeutic Modalities

Using PRISM, we have designed and optimized diverse sets of stereopure oligonucleotides, which allows us to characterize and compare the behavior of various stereoisomers. With each new target, we gain insight into how the interplay between sequence, chemistry, including 2’-modifications and backbone chemistry, and stereochemistry impacts activity, and we build these learnings into our future programs. Hit rates, defined as the percentage of total oligonucleotides screened that yielded activity in the screening assay, in our primary screens performed with oligonucleotides in a stereorandom format have ranged from 10% to 15%. By applying learnings from early programs to generate new screening formats, hit rates have risen, with our most productive screens reaching hit rates of up to 80%. This improving hit rate illustrates that the right combination of chemistry and stereochemistry can yield activity through sequences that would be inactive or only mildly active in a stereorandom format, supporting our belief that the activity of oligonucleotides depends on an interplay between sequence, chemistry and backbone stereochemistry.

In the next section, we describe three distinct modalities for which we have used PRISM to optimize stereopure oligonucleotides.

Silencing - RNase H-mediated degradation

We have used Malat1, a long noncoding RNA that is ubiquitously expressed and enriched in the nucleus, as a proof-of-concept target for our RNase H-silencing programs. Using PRISM, we can produce stereopure oligonucleotides that promote potent and specific RNase H activity in preclinical experiments.

In our Translational vision science & technology paper (Byrne M, et al. Trans Vis Sci Tech. 2021;10(1):23), we describe an optimized stereopure antisense oligonucleotide, MALAT1-200, that shows enhanced potency, efficacy, and durability of MALAT1 RNA depletion in the eye compared with its stereorandom counterpart, MALAT1-181, in mouse and NHP eyes upon IVT injection. Because MALAT1-200 shares the same sequence and chemical modification pattern as MALAT1-181, it represents one stereoisomer of the more than 65,000 stereoisomers that comprise MALAT1-181. These results provide proof of concept, consistent with our prior work, that the identification of stereoisomers with desirable activity profiles can yield benefits over mixtures of randomly generated stereoisomers.

In the figure below on the left, the PK-PD relationship is shown for stereorandom (50 ug) and stereopure (50 ug) oligonucleotides in the posterior position of the eye at 1 week. The percentage of Malat1 remaining is plotted with respect to the concentration of oligonucleotide detected in the tissue (n=7); each point represents data from one treated eye. The stereopure oligonucleotide was more active than the stereorandom oligonucleotide, and we also observed greater tissue exposure with the stereopure oligonucleotide than the stereorandom. In the figure below on the right, the schematic representation of a longer-term study in NHPs is shown, which evaluated the durability of a single 450 ug dose of stereopure oligonucleotide. Animals were dosed with a single 450 ug IVT injection on day 0 (d0) and samples were evaluated on days 8 (d8, 1 week later, blue arrows), 56 (d56, 2 months later), and 112 (d112, 4 months later). MALAT1 expression at d8, d56, and d112 after treatment with phosphate-buffered saline (“PBS”) (beige, 0 ug) or stereopure oligonucleotide (blue, MALAT1-200) in NHP retina. At 1 week, 2 months, and 4 months post injection, MALAT1 RNA levels in the treated retina were decreased by ∼95% compared with PBS-treated control.

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

RNase H1
phosphate-binding
pocket
I239
N240
R179
W225
Sp
Sp
Rp
T181
S223
3'
5'
ASO
RNA
Scissile
phosphate

To illustrate the impact of PN backbone chemistry modifications for a silencing modality, we performed screens for identifying RNaseH-targeting sequences in iCell neurons in vitro using free uptake. This screen was initially performed with stereopure molecules with PS and PO backbone chemistry modifications, and the oligonucleotides are rank-ordered from left to right according to their potency. Next, we performed a head-to-head comparison with molecules that contained the same sequence and the same 2’-ribose chemistry, but with the addition of PN chemistry at select locations in the backbone. The introduction of a few PN linkages signficantly increases the potency of the vast majority of the stereopure PS / PO molecules, with ~80% of them yielding at least 75% knockdown. These results, shown below, suggest we are able to target sequence space that would otherwise be inaccessible.

Moving in vivo, the incorporation of PN backbone chemistry modifications has had a significant impact on our silencing molecules. In the results shown below for an undisclosed target, non-human primates received a single 12 mg dose by intrathecal injection. One month after administration, we observed that the candidate was widely distributed across the CNS, including the spinal cord, cerebral cortex and hippocampus. This single dose led to approximately 90% knockdown of the target mRNA across CNS tissues.

Splicing - exon skipping

With PRISM, we have optimized stereopure oligonucleotides that promote efficient exon skipping in vitro and ex vivo. In our exon-skipping programs, as with our other modalities, the sequence, chemistry and backbone stereochemistry of oligonucleotides impact their activity.

To highlight the impact of PN chemistry on exon skipping, we plotted the in vitro skipping efficiency of compounds containing PS / PO backbone chemistry modifications, depicted in the graph below by the teal dots, which are rank-ordered from left-to-right based on their exon-skipping potency in myoblasts. The more potent molecules are shifted upwards as they are restoring expression. The navy dots represent the impact of a few stereopure PN modifications in compounds with otherwise identical sequences and 2’-ribose chemical modifications. There is an overall shift upwards in activity among the PS / PO / PN compounds, representing a substantial potency gain in most cases.

In a six-week study in a double-knockout “dKO” mouse model, weekly doses of 75 mg / kg PN-containing compounds (shown below in navy) or PS / PO modifications (shown below in light blue), were administered to assess the PK-PD relationship for both types of compounds. We found that the PN-containing compounds accumulated to higher levels in all muscle types compared with the PS / PO compounds (as shown below, top graphs). The PN-containing compounds also led to more exon skipping (as shown below, middle graphs) and more dystrophin restoration (as shown below, bottom graphs) in all muscles, but especially in the heart and diaphragm. These results demonstrate the impact of a few PN linkages – with no delivery vehicle or conjugate – significantly improves the PK-PD profiles for stereopure compounds.

Editing - ADAR-mediated RNA editing

Most recently, we have applied our PRISM platform to the generation of RNA-editing oligonucleotides. In preclinical studies, we have evaluated thousands of oligonucleotides, assessing a variety of sugar or base modifications, backbone chemistry and stereochemistry, and other parameters such as oligonucleotide length to produce insight into the relationship between an oligonucleotide’s structure and its ability to elicit ADAR-editing activity.

With PRISM, we have generated stereopure antisense oligonucleotides, optimized for chemistry and stereochemistry, that promote RNA editing with endogenous adenosine deaminase acting on RNA (ADAR) enzymes in cellular models. As shown in the figure below, we show the activity of beta-actin-editing stereopure oligonucleotides, with and without PN linkages, compared to a matched stereorandom oligonucleotide (shown in black) in primary human hepatocytes. These oligonucleotides are GalNAc conjugated to increase uptake in hepatocytes. The addition of PN chemistry substantially improves both potency and editing efficiency.

ACTB editing in primary human hepatocytes
using GalNAc-mediated uptake
% Editing
100
80
60
40
20
0
10^{-8}
10^{-6}
10^{-4}
10^{-2}
10^{0}
10^{2}
Concentration (µM)
PS / PO / PN
PS / PO (Stereopure)
PS / PO (Stereorandom)

Data from independent experiments

We have achieved efficient RNA editing in vitro with our oligonucleotides across a variety of cell lines, including non-human primate and human primary hepatocytes, as shown in the figures below. We observed potent, dose-dependent RNA editing with three chemically distinct stereopure oligonucleotides via GalNAc-mediated uptake.

We next evaluated these same ACTB-editing oligonucleotides in vivo in NHPs, and the results are shown in the figures below. For this study, we dosed NHPs subcutaneously once a day for five days. We took liver biopsy samples at baseline at two days and 45 days after the last dose to evaluate editing. We detected up to 50% editing two days after the last dose as compared to a baseline of 0% editing, as shown in the figure below on the left. These editing results were durable: we continued to see significant editing 45 days after the last dose. The pharmacokinetic data, shown in the figure below on the right, confirmed that a significant amount of oligonucleotide was still detectable in the liver at that time.

To evaluate the specificity of ADAR-editing oligonucleotides, we performed RNA-seq in primary human hepatocytes. In the figure below on the left, the total sequence coverage across the entire ACTB transcript for the mock-treated group (top) and oligonucleotide-treated samples (bottom) are shown. Editing was only detected at the targeted sequence in the actin transcript and the percentage of unedited “T” and edited “C” reads are indicated for each group.

To assess off-target editing for the whole transcriptome, a mutation-calling software was used to call edit sites. From this analysis, we observed nominal off-target editing across the transcriptome. Sites where potential off-target editing occurred mapped predominately to non-coding regions of the transcriptome, and had either low read coverage in the analysis or occurred at low percentages of less than 10%, indicating that these are relatively rare events, as shown in the figure below on the right.

We intend to apply our RNA-editing modality to neurology, and we have assessed editing activity in vitro in both neurons and astrocytes. Our PN-containing stereopure molecules elicited efficient editing in both iCell neurons and iCell astrocytes, with EC50s for astrocytes reaching the 200 nM range in vitro, as shown in the figures below. These potencies were obtained with chemical modifications to the oligonucleotides alone under free uptake conditions. There was no delivery vector and no conjugate used in these experiments.

We have also evaluated editing activity with PN-containing stereopure oligonucleotides after a single injection into the CNS of a proprietary humanized mouse model, as shown in the figure below. We observed editing activity across CNS with 50% or more editing activity in many tissues. These results are preliminary findings evaluating editing of UGP2, a transcript that is more challenging to edit efficiently than ACTB.

In vivo CNS editing in proprietary hADAR transgenic mouse
(1 week)
Editing oligonucleotide
(100 µg)
PBS
% Editing UGP2
80
60
40
20
0
Cortex
Hippocampus
Striatum
Brain stem
Cerebellum
Spinal cord

Therapeutic Programs

Our most advanced therapeutic programs are in neurology. We have ongoing clinical trials of our two initial programs in HD (WVE-120101 and WVE-120102) and will initiate clinical trials for a third program in HD (WVE-003), our C9orf72 program in ALS and FTD (WVE-004), and our exon 53 program in DMD (WVE-N531) in 2021. We continue to advance our ATXN3 program in SCA3. We are also pursuing additional CNS programs, including Alzheimer’s disease, Parkinson’s disease, and others, in collaboration with Takeda. Beyond neurology, we are advancing our first ADAR editing program in alpha-1 antitrypsin disorders. We are also evaluating ophthalmology programs and continue to explore additional targets in neurology and hepatic disorders.

See below for more information on these programs and the diseases we are targeting.

Huntington’s Disease

Background and Market Opportunity

Huntington’s Disease (“HD”): HD is a rare hereditary neurodegenerative disease that results in early death and for which there is no cure. HD is caused by a mutation (i.e., an expanded CAG triplet repeat) in the HTT gene, which results in production of mutant HTT (“mHTT”) protein. In HD patients, there is a progressive loss of neurons in the brain leading to cognitive, psychiatric and motor disabilities. HD patients still possess wild-type (healthy) HTT (“wtHTT”) protein, which is important for neuronal function, and there is increasing evidence that wtHTT may be neuroprotective in an adult brain. Additionally, a dominant gain of function in mHTT protein and a concurrent loss of function of wtHTT protein may be important components of the pathophysiology of HD. Accordingly, suppression of wtHTT may have detrimental long-term consequences. A 2020 Nature publication (Poplawski, G.H.D., et al. Injured adult neurons regress to an embryonic transcriptional growth state. Nature 581, 77–82 (2020)) described results that involved conditional knockout of huntingtin in 4-month old mice (post-neuronal development), which demonstrated that huntingtin is at the center of the regeneration transcriptome and played an essential role in neural plasticity. In October 2019, at our Analyst and Investor Research Day, key opinion leaders in HD research presented data suggesting that wtHTT is neuroprotective in an adult brain; transport of key neurotrophic factors such as brain-derived neurotrophic factor (“BDNF”) are regulated by wtHTT levels; and HD may be caused by a dominant gain of function in mHTT and a loss of function of wtHTT protein. Further, the relative proportion of wtHTT to mHTT is critical based on evidence that suggests increased amount of wtHTT relative to mHTT may result in slower disease progression (measured by age-at-onset). Also, HD patients that lack wtHTT all together have significantly more severe disease, as measured by disease progression after symptom onset.

Symptoms of HD typically appear between the ages of 30 and 50 and worsen over the next 10 to 20 years. Many describe the symptoms of HD as similar to having amyotrophic lateral sclerosis, Parkinson’s Disease and Alzheimer’s Disease simultaneously. Patients experience a reduction in motor function and psychological disturbances. Life expectancy after symptom onset is approximately 20 years. In the most symptomatic stages, often lasting over 10 years, affected persons become fully dependent upon others to manage all activities of daily living; they lose the ability to make decisions, feed themselves and walk, often requiring premature placement in a long-term care facility. It is estimated that approximately 30,000 people in the United States have symptomatic HD. Our allele-selective approach may also enable us to address the pre-manifest, or asymptomatic, HD patient population in the future. More than 200,000 people in the United States are at-risk of developing HD.

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

Our Programs

Our HD Portfolio: In HD, we are currently advancing three clinical programs. WVE-120101 and WVE-120102 are our first clinical programs in HD, where each is a distinct stereopure antisense oligonucleotide designed to selectively target a single nucleotide polymorphism (“SNP”) associated with the disease-causing mutant huntingtin (mHTT) mRNA transcript within the HTT gene: rs362307 (“mHTT SNP1”) and rs362331 (“mHTT SNP2”), respectively. Our third program in HD, WVE-003, is also a stereopure antisense oligonucleotide designed to target an undisclosed SNP3, “mHTT SNP3.” WVE-003 incorporates our novel PN backbone chemistry modifications, as well as learnings from the first two HD programs. We initiated clinical development of WVE-003 with the submission of a clinical trial application (“CTA”) in December 2020. Approximately 50% of the HD population carries SNP1 or SNP2, and, with overlap, up to 70% of the HD population carries SNP1, SNP2 or both. Approximately 40% of the HD population carries SNP3, and, with overlap, up to 80% of the HD population carries at least one of SNP1, SNP2 and/or SNP3. Targeting mRNAs with these SNPs allows us to lower expression of transcript from the mutant allele, while leaving the healthy transcript relatively intact. The healthy transcript is required to produce wtHTT protein which is important for neuronal function. We commonly refer to this method (or approach) as “allele-selective targeting.” SNPs are naturally occurring variations within a given genetic sequence and in certain instances can be used to distinguish between two related copies of a gene where only one is associated with the expression of a disease-causing protein. Our allele-selective approach may also enable us to address the pre-manifest, or asymptomatic, HD patient population in the future. We have shown that by targeting mHTT SNP1 and mHTT SNP2 in preclinical in vitro studies, the production of disease-causing proteins associated with HD can be selectively reduced. In addition, we have shown that by targeting mHTT SNP3 in preclinical in vitro studies, WVE-003 selectively reduces the expression of mHTT, and by targeting mHTT SNP3 in preclinical in vivo studies, WVE-003 demonstrated durable and potent knockdown of mHTT mRNA.

For all three of our HD programs, we have demonstrated in vitro that these oligonucleotides preferentially target the mHTT transcript, while leaving the wtHTT mRNA largely intact in human neuronal systems. The ability of these oligonucleotides to reduce mHTT mRNA is dependent on the specific positioning of the Rp stereochemistry.

Wave's Investigational Stereopure Oligonucleotides are Designed to Specifically Target m*HTT*

DNA
wildtype (healthy) RNA
Normal CAG Repeat
abnormal RNA
Expanded CAG Repeat
CAGCAGCAG
RNA
RNA
SNP1
SNP2
study drug
Healthy protein (HTT)
Abnormal protein (mHTT)

SNP Phasing Technology: To verify that HD patients have at least one of the SNPs that we are targeting on the mutant allele, we investigated multiple technologies that could provide highly accurate results and rapid turnaround. We conducted a prospective observational study of the frequency of SNP1 and SNP2 in patients with HD, which confirmed the feasibility of rapidly and prospectively identifying SNP1 and / or SNP2 in association with the mHTT allele in patients with HD. This study was published in Neurology Genetics in May 2020 and the manuscript is titled, “Genotyping single nucleotide polymorphisms for allele-selective therapy in Huntington’s disease.” In addition in October 2020, we summarized our SNP phasing methodology in a Molecular Therapy manuscript titled, “Investigational Assay for Haplotype Phasing of the Huntingtin Gene.” In 2019, we entered into an agreement with Asuragen, Inc. (“Asuragen”), a molecular diagnostics company, for the development and potential commercialization of companion diagnostics for our investigational WVE-120101 and WVE-120102 allele-selective therapeutic programs in HD. We have since expanded our agreement with Asuragen to enable us to use their scalable SNP phasing technology in our clinical trial for WVE-003.

Phase 1b/2a Clinical Trials: PRECISION-HD is a global clinical program consisting of the PRECISION-HD1 and PRECISION-HD2 clinical trials. PRECISION-HD1 and PRECISION-HD2 are two parallel, multicenter, double-blind, randomized, placebo-controlled Phase 1b/2a clinical trials evaluating WVE-120101 and WVE-120102, respectively, administered intrathecally, consisting of single-ascending dose and multiple-ascending dose portions. The primary objective of these two trials is to assess the safety and tolerability of intrathecal doses of WVE-120101 and WVE-120102, respectively, in early manifest HD patients. Additional objectives include measurement of total HTT protein and mHTT protein, and exploratory pharmacokinetic, pharmacodynamic, clinical and MRI endpoints. Each trial is designed with five multi-dose cohorts (2, 4, 8, 16, and 32 mg), each with 12 patients that have Stage I or Stage II HD, ages 25-65, who have screened positively for the presence of SNP1 or SNP2. Outside of the United States, we are conducting both the single-ascending dose and multiple-ascending dose portions of the PRECISION-HD1 and PRECISION-HD2 trials. In the United States, we received approvals to proceed with the single-dose portions of both trials. However, the FDA indicated to us that we cannot progress to the multiple-ascending dose portions of these trials in the United States unless we conduct an additional preclinical study and present the resulting data to the FDA for its review. For the single-dose portion of the PRECISION-HD1 trial in the United States, escalation to our highest proposed doses is subject to the FDA’s review and approval of additional monitoring plans. WVE-120101 and WVE-120102 have been granted orphan drug designation for the treatment of HD by the FDA.

PRECISION-HD2 trial: In December 2019, we announced initial clinical data from the ongoing PRECISION-HD2 trial. In an analysis comparing all patients treated with multiple intrathecal doses of WVE-120102 to placebo, a statistically significant reduction of 12.4% (p<0.05) in mHTT protein was observed in cerebrospinal fluid (“CSF”). An analysis to assess a dose response across treatment groups (2, 4, 8, or 16 mg) suggested a statistically significant response in mHTT reduction at the highest doses tested (p=0.03). WVE-120102 was generally safe and well tolerated across all cohorts. These topline data supported the addition of higher dose cohorts, and a 32 mg cohort was initiated in January 2020, which is fully enrolled. We expect to report biomarker and safety data from all cohorts of the PRECISION-HD2 trial, including all patients from the 32 mg cohort, at the end of the first quarter in 2021.

PRECISION-HD1 trial: The PRECISION-HD1 trial is fully enrolled up to the 32 mg cohort. We expect to report biomarker and safety data from all completed cohorts up to and including the 16 mg cohort at the end of the first quarter in 2021.

Open-label Extensions of PRECISION-HD1 and PRECISION-HD2: In October 2019, we initiated an open-label extension (“OLE”) of the PRECISION-HD2 trial outside of the United States for patients who participated in that trial. In February 2020, we also initiated an OLE of the PRECISION-HD1 trial outside of the United States for patients who participated in that trial. Along with data from the PRECISION-HD1 and PRECISION-HD2 trials, we expect to report data from patients who have received multiple doses of 8 or 16 mg of WVE-120101 or WVE-120102 in the OLE portions of the trials at the end of the first quarter of 2021.

WVE-003 clinical trial: In December 2020, we initiated clinical development of WVE-003 with the submission of a CTA. We expect to initiate dosing in a Phase 1b/2a clinical trial of patients with HD in 2021.

Preclinical studies

WVE-120101 and WVE-120102: In our preclinical studies, as shown below, the stereopure oligonucleotide WVE-120101 (circles) or a stereorandom oligonucleotide (triangles) were bound to wtHTT or mHTT mRNA and incubated with human RNase H (left panel). WVE-120101 produced greater knockdown of mHTT compared with the stereorandom oligonucleotide. In addition, WVE-120101 was selective for mHTT over wtHTT, producing relatively little knockdown of wtHTT. The stereorandom oligonucleotide was not selective and knocked down both wtHTT and mHTT.

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

WVE-003: Using PRISM and our PN chemistry backbone modifications, we have designed WVE-003, an allele-selective stereopure oligonucleotide that specifically targets mHTT SNP3 on the mHTT mRNA while leaving wtHTT mRNA relatively intact in vitro. WVE-003 showed potent knockdown of mHTT mRNA in a preclinical study using induced pluripotent stem cell (iPSC)-derived motor neurons.

Percentage HTT mRNA remaining
125
100
75
50
25
0
WVE-003
0.001
0.01
0.1
1
10
Concentration [μM]

WVE-003 promoted RNase H–mediated degradation of mHTT RNA while sparing wtHTT RNA in a biochemical assay.

WVE-003
Percentage RNA substrate remaining
100
80
60
40
20
0
0
15
30
45
60
Time (min)
mHTT RNA
wtHTT RNA

We further demonstrated selectivity of WVE-003 in assays performed in induced pluripotent stem cell (iPSC) neurons from patients with HD that are heterozygous for SNP3. These cells are amenable to the free-uptake delivery method that is an integral part of PRISM. WVE-003 selectively silences the mutant transcript while largely sparing the wild-type transcript. By comparison, the pan-silencing active comparator silences both mutant and wild-type HTT transcripts.

100
50
0
Percentage HTT mRNA remainig
% wtHTT mRNA
% mHTT mRNA
Mock
1.6 µM
8 µM
40 µM
1.6 µM
8 µM
40 µM
Pan-silencing reference compound
WVE-003

We next tested our SNP3 compounds in vivo in a BACHD model for Huntington’s disease. This model expresses a mutant version of the human HTT gene. The model is homozygous for SNP3, so it is not suitable for assessing selectivity, but enables assessment of target engagement in vivo. Importantly, the model expresses multiple copies of the transgene; however, not all of the copies contain SNP3, so our SNP3 compounds cannot silence all the mHTT transcripts in these mice. After administration, WVE-003 showed significant mHTT mRNA knockdown compared with phosphate-buffered saline (PBS) at the highest concentration tested in the striatum and all but the lowest concentration tested in the cortex. WVE-003 showed comparable reduction of mHTT mRNA to that of the pan-silencing oligonucleotide, despite having fewer targets in these mice.

In the cortex of BACHD mice, WVE-003 showed significant mHTT knockdown compared PBS through week 4. In the striatum, WVE-003 led to significant and durable mHTT knockdown that was sustained for 12 weeks, compared with PBS. WVE-003 led to significantly more knockdown than the pan-silencing reference compound at week 12. Since most but not all of the transgenes in this model contain SNP3, our SNP3 compounds are handicapped slightly versus the pan-silencing active comparator.

Amyotrophic Lateral Sclerosis and Frontotemporal Dementia

Hexanucleotide G4C2 expansions found in the C9orf72 gene are one of the most common genetic causes of the sporadic and inherited forms of Amyotrophic Lateral Sclerosis (ALS) and Frontotemporal Dementia (FTD). Some patients exhibit characteristics of both ALS and FTD, indicating that these diseases form part of a continuum of neurological disease with some overlap in symptoms between them.

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

ALS Current Treatments

There is significant unmet need for the treatment of ALS. Two medicines are currently approved in the United States for the treatment of ALS. Rilutek (riluzole), an inhibitor of glutamate release, was approved in 1995 for the treatment of patients with ALS. It was demonstrated to extend survival by three to six months. Radicava (edaravone) was approved in 2017 for the treatment of ALS. Administration of edaravone resulted in a significantly smaller decline in the ALS Functional Ration Scale-Revised (ALSFRS-R) through six months of treatment as compared to placebo.

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

Our Program

In ALS and FTD, we are advancing WVE-004, which preferentially targets the transcripts containing the hexanucleotide G4C2 expansion in the C9orf72 gene. WVE-004 is designed to minimize the impact on normal C9orf72 protein in patients, thereby reducing potential on-target risk. In vitro, WVE-004 potently and selectively reduced V3 transcripts in iPSC-derived motor neurons, which were derived from a patient carrying a C9orf72-repeat expansion. In C9 BAC transgenic mice, WVE-004 led to substantial reductions in repeat-containing C9orf72 transcripts and dipeptide repeat (DPR) proteins that are sustained for at least six months, without disrupting total protein expression.

WVE-004 clinical trial: In December 2020, we initiated clinical development of WVE-004 with the submission of a CTA. We expect to initiate dosing in a Phase 1b/2a clinical trial of both patients with C9-ALS and patients with C9-FTD in 2021.

Expansion of the G4C2 repeat alters the normal expression of the C9orf72 gene and causes the production of repeat-containing RNAs. These RNAs accumulate in cellular nuclei in the form of RNA foci and can be translated into DPR proteins. Neuronal degeneration associated with the expression of the repeat expansion is hypothesized to arise either from a toxic loss-of-function mechanism due to a reduction in C9orf72 protein or a toxic RNA gain-of-function mechanism through the accumulation of RNA foci and/or DPRs in the brain and spinal cord.

In our Nature Communications paper (Liu, Y et al. Nat Comms. 2021), we report the discovery of a new targeting sequence that is common to all C9orf72 transcripts but enables preferential knockdown of repeat-containing transcripts in multiples models and C9BAC transgenic mice. Wild-type C9orf72 alleles produce three mRNA transcripts: variant 1 (V1), variant (V2), and variant (V3). We apply our platform to generate stereopure oligonucleotides that target a sequence at the exon 1b-intron 1 junction, termed Splice Site-1b (“SS1b”), that is common to all C9orf72 transcripts (shown below in “b”, pre-mRNAs corresponding to V1-V3 are illustrated; the coral star indicates SS1b). In multiple in vitro model systems, an unoptimized stereopure oligonucleotide yields preferential knockdown of exon1a-containing transcripts. The Nature Communications paper describes our work to identify and validate the targeting site to achieve variant-selective knockdown of expansion-containing C9orf72 transcripts. The publication highlights the foundational work that led to the development of our clinical candidate.

By targeting the V1 and V3 mRNA transcripts that contain the G4C2 expansion and sparing V2 transcripts and healthy C9orf72 protein, WVE-004 has the potential to reduce both RNA-based and protein-based toxicity, thereby impacting the disease course and slowing the progression of ALS or FTD.

In vitro, WVE-004 potently and selectively reduced V3 transcripts in iPSC-derived motor neurons, which were derived from a patient carrying a C9orf72 repeat expansion.

WVE-004 led to dose-dependent knockdown of V3 transcripts and DPRs in mouse spinal cord tissue. In the transgenic model, mice express the human C9orf72 repeat-containing gene from a bacterial artificial chromosome (“BAC”) insertion. We observed qualitatively similar dose-dependent knockdown of V3 transcripts and the polyGP DPR protein in mouse cortex tissue (data not shown).

Spinal cord

V3 mRNA
Relative fold change
C9orf72 V3/Hprt1
1.5
1.0
0.5
0.0
****
PBS
2 x 1.5
2 x 5
2 x 15
2 x 50
WVE-004
Dose, µg
DPRs
Relative polyGP levels
(normalized to PBS)
1.5
1.0
0.5
0.0
**
****
PBS
2 x 1.5
2 x 5
2 x 15
2 x 50
WVE-004
Dose, µg

In C9 BAC transgenic mice, WVE-004 led to substantial reductions in repeat-containing C9orf72 transcripts and dipeptide repeat (DPR) proteins that are sustained for at least six months, without disrupting total protein expression.

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

Duchenne Muscular Dystrophy

Background and Market Opportunity

DMD is a rare, genetic progressive neuromuscular disorder caused by mutations in the dystrophin gene on the X chromosome that affects approximately one in 5,000 newborn boys around the world (approximately 20,000 new cases annually). The dystrophin protein is part of a protein complex called the dystrophin-associated protein complex that acts as an anchor, connecting each muscle cell’s structural framework with a lattice of proteins and other molecules outside the cell through the muscle cell membrane. The dystrophin-associated protein complex protects the muscle from injury during contraction and relaxation. Patients with DMD typically develop muscle weakness in the early years of life and become wheelchair-bound in their early teens. As the disease progresses, DMD patients typically develop respiratory, orthopedic and cardiac complications. Cardiomyopathy and breathing difficulties usually begin by the age of 20, and few individuals with DMD live beyond their thirties.

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

In 2016, Sarepta Therapeutics’ Exondys 51™ (eteplirsen) received accelerated approval in the United States for the treatment of patients with DMD, who have a confirmed mutation of the dystrophin gene amenable to exon 51 skipping. In 2019, Sarepta Therapeutics’ Vyondys 53™ (golodirsen) received accelerated approval in the United States for the treatment of patients with DMD who have a confirmed mutation of the dystrophin gene amenable to exon 53 skipping. Additionally, in 2020, the FDA granted accelerated approval to NS Pharma’s Viltepso™ (viltolarsen) for DMD patients with a mutation amenable to exon 53 skipping. NS Pharma has also received Marketing Authorization for Viltepso in Japan. According to U.S. accelerated approval guidelines, no clinical benefit needs to be established at the time of FDA approval, and no clinical benefit of has yet been established for eteplirsen, golodirsen, or vitolarsen. Thus, in accordance with the U.S. accelerated approval regulations, the FDA is requiring Sarepta to conduct clinical trials to verify and describe the clinical benefit of eteplirsen, golodirsen and is requiring NS Pharma to conduct a clinical trial to verify and describe the clinical benefit of viltolarsen. If any of these confirmatory trials fail to verify clinical benefit, the FDA could initiate proceedings to withdraw approval of the respective drug.

In 2014, PTC Therapeutics’ Translarna™ (ataluren) was the first disease-modifying treatment to receive conditional approval by the EMA for the treatment of ambulatory DMD patients over 5 years of age who have a nonsense mutation (12% of DMD cases) in the dystrophin gene. In 2016, the EMA did not allow ataluren to convert to full marketing authorization, rather it granted a renewal of the conditional approval. In 2018, EMA expanded the conditional approval for Translarna to include treatment of ambulatory DMD patients ≤2 years of age who have a nonsense mutation in the dystrophin gene. In June 2020, the EMA removed a statement from the SmPC for Translarna that “efficacy has not been demonstrated in non-ambulatory patients.”

Our Program

In DMD, we are advancing WVE-N531, which is designed to target exon 53 within the dystrophin gene. WVE-N531 is designed to cause the cellular splicing machinery to skip over this exon during pre-mRNA processing, which restores the dystrophin mRNA reading frame and enables production of truncated, but functional dystrophin protein. Exon-skipping produces dystrophin from the endogenous dystrophin gene (not micro or mini dystrophin expressed from a vector), under the control of native gene-regulatory elements, resulting in normal temporospatial expression. WVE-N531 will be our first splicing candidate incorporating PN backbone chemistry modifications to be assessed in the clinic. We expect to submit a CTA for WVE-N531 by the end of the first quarter in 2021.

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

Dose-dependent Dystrophin Protein Restoration

Western Blot normalized to primary healthy human myoblast lysate

Standard Curve (% WT lysate in D45-52 lysate)						D45-52 Cells					
						Mock	**WVE-N531**				
						0	10	3.3	1.1	0.3	Conc [µM]
100%	50%	25%	12%	6%	0%	0%	71%	65%	37%	9.5%	% Dystrophin

Dystrophin
Vinculin

To understand the effects of PN backbone chemistry modifications in vivo, we conducted a study in a double-knockout or “dKO” mouse model, which has a mutation in exon 23 leading to a lack of dystrophin, as well as a mutation leading to a lack of utrophin. We compared the effects of a PS/PO-containing molecule dosed at 150 mg/kg weekly to a PN-containing compound dosed at the same level, a PN-containing compound at 75 mg/kg every other week and a control group dosed with PBS. Other than the placement of the three PN backbone linkages, these molecules have the same sequence and chemistry. There is a significant increase in survival in those animals treated with PN containing compounds as compared with the other treatment groups. As shown in the figure below on the left, both cohorts of mice receiving the PN-containing molecules (shown in dark blue and light green) had 100% survival at the time of study termination, with a median age of approximately 40 weeks. By comparison, the median survival for the mice receiving the PS/PO-containing molecule dosed at 150 mg/kg weekly was approximately 12 weeks and the dKO control animals that received PBS had a median survival of approximately seven weeks.

Survival probability (%)
100
75
50
25
0
PS/PO/PN, 150 mg/kg weekly
PS/PO/PN, 75 mg/kg bi-weekly
PS/PO, 150 mg/kg weekly
PBS
0
4
8
12
16
20
24
28
32
36
40
Time (weeks)

Note: Untreated, age-matched mdx mice had 100% survival at study termination [not shown]

Alpha-1 Antitrypsin Deficiency

Background and Market Opportunity

We are leveraging our ADAR editing platform capability to develop a potentially novel treatment for alpha-1 antitrypsin deficiency (“AATD”). AATD is a rare, inherited genetic disorder that is commonly caused by a G-to-A point mutation in the Z allele of the SERPINA1 gene. This mutation leads to misfolding and aggregation of alpha-1 antitrypsin (“AAT”) protein in hepatocytes and a lack of functional AAT in the lungs. People with AATD typically exhibit progressive lung damage, liver damage or both, leading to frequent hospitalizations and potentially terminal lung disease and/or liver disease. While the few approved therapies for AATD modestly increase circulating levels of AAT in those with the lung pathology, there are no approved therapies to address the liver pathology. Approximately 200,000 people in the United States and Europe are homozygous for the Z allele, which is the most common form of severe disease.

Current Treatments

There are five treatments currently approved in the United States for chronic augmentation and maintenance therapy in adults with emphysema due to congenital deficiency of alpha1-proteinase inhibitor (Alpha1-PI). Per FDA labeling for each, the effect of augmentation therapy with any alpha1-proteinase inhibitor on pulmonary exacerbations and on the progression of emphysema in Alpha1-PI deficiency has not been demonstrated in randomized, controlled clinical trials. Patients with AATD can also be treated with therapies used in other lung diseases including bronchodilators to open airways and corticosteroids to reduce chronic inflammation common in the lungs of AATD patients.

There are currently no approved therapies to prevent the accumulation of the mis-folded AAT protein in the liver. Treatments are available to help deal with intestinal bleeding, fluid in the abdomen, nutritional issues and other complications from scarring of the liver, but ultimately many patients will progress towards requiring a liver transplant.

Our Program

In November 2020, we announced that our first ADAR editing program would be for AATD. Our novel RNA editing platform capability uses endogenous ADAR enzymes of A-to-I (G) base editing oligonucleotides, making this a potentially best-in-class modality for correcting the G-to-A disease-causing mutation in mRNA coded by the SERPINA1 Z allele. By correcting the single RNA base mutation, ADAR editing may provide an ideal approach for increasing circulating levels of wild-type AAT protein and reducing aggregation in the liver, thus simultaneously addressing both the lung and liver manifestations of the disease.

In a primary hepatocyte SERPINA1 Z allele cell model, we demonstrated that editing the Z allele mRNA restored protein secretion from hepatocytes, as shown in the figure below. We observed upwards of 60% correction of the Z allele mRNA back to wild-type transcript (left), which prevented protein misfolding and increases secretion of editing AAT protein from hepatocytes (right). Edited, wild-type AAT protein was confirmed to be wild-type by mass spectrometry and the function of secreted, edited AAT protein was confirmed by neutrophil elastase inhibition assay. We expect to deliver in vivo data supporting the continued development of our AATD program in the first half of 2021.

Ophthalmology

In ophthalmology, we have generated in vitro, ex vivo and in vivo data in preclinical studies that support the potential of our stereopure oligonucleotides for the treatment of rare, inherited eye diseases. Our preclinical data demonstrate that a single intravitreal injection of stereopure oligonucleotide in the eye of non-human primates (“NHPs”) resulted in greater than 95% knockdown of a target RNA in the retina for at least 4 months. Based on these data, our goal is to design candidates that could achieve a therapeutic effect with only two doses per year. Our pipeline includes two preclinical programs: Usher syndrome type 2A (“USH2A”) and retinitis pigmentosa due to a P23H mutation in the RHO gene (“RhoP23H”). In September 2020, we presented in vitro, ex vivo, and in vivo preclinical data on our USH2A program, which is designed to promote USH2A exon 13 skipping, and we presented in vitro and in vivo data on our RhoP23H program, which is designed to selectively silence RhoP23H transcripts. We also presented results from our first achievement of ADAR editing in NHP retina ex vivo using stereopure oligonucleotides.

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

Our discovery research has tested the hypothesis that controlling the chirality of PS linkages in the backbones of oligonucleotides will provide a benefit in potency, tissue distribution and duration of effect in the eye. In these studies, we have employed Malat1 as a surrogate target. Previously, we generated stereopure compounds targeting Malat1, a nuclear-enriched, long non-coding RNA and evaluated them in vitro in iCell neurons under gymnotic conditions. Our best-performing compounds exhibited IC50 values approximately 24-fold lower than those of stereorandom oligonucleotides of comparable sequence and chemistry. PRISM optimization with PN chemistry resulted in identification of compounds that exhibit a further 8-fold shift in IC50 in vitro under gymnotic conditions. We then evaluated the optimized stereopure oligonucleotides in vivo following a single IVT injection (50 µg) in the mouse eye. We assessed expression of Malat1 RNA by qPCR over a nine-month period. In the posterior of the eye (retina, choroid, sclera), a single 50 µg IVT injection of stereopure ASO with PN linkages (shown in navy) led to 50% knockdown of Malat1 that persisted for up to nine months (shown in the figure below). The incorporation of a few PN linkages resulted in substantial durability benefits.

In our Translational vision science & technology paper (Byrne M, et al. Trans Vis Sci Tech. 2021;10(1):23), we describe an optimized stereopure antisense oligonucleotide, MALAT1-200, that shows enhanced potency, efficacy, and durability of MALAT1 RNA depletion in the eye compared with its stereorandom counterpart, MALAT1-181, in mouse and NHP eyes via IVT injection (see section ‘PRISM: Our proprietary discovery and drug development platform’). After validating the efficacy and durability of the stereopure oligonucleotide in NHP eyes, we tested its activity in ex vivo cultures of human retinal tissue from donor eyes (as shown below in “A”). Retinal tissue samples were treated with vehicle, stereorandom MALAT1-181 (0.3, 1, and 3 μM), or stereopure oligonucleotide MALAT1- 200 (0.3, 1, and 3 μM) under gymnotic conditions for 48 hours. Overall, there was an effect of treatment independent of dose (P < 0.001), an effect of dose independent of treatment (P < 0.001), and an effect of treatment at each dose (P < 0.001, three-way ANOVA). At 0.3- and 1-μM doses, stereopure oligonucleotide was more active than stereorandom oligonucleotide, leading to a significantly larger decrease in the percentage of remaining MALAT1 RNA expression (0.3 μM: 44.7% vs. 60.7%, P < 0.001; 1 μM: 35.3% vs. 55.4%, P < 0.001). In addition, 0.3 μM of stereopure oligonucleotide led to a significantly larger decrease in the percentage of MALAT1 RNA expression versus 1 μM of stereorandom oligonucleotide (P < 0.05). At 1 μM, activity of the stereopure oligonucleotide matched activity observed with 3 μM of stereorandom oligonucleotide (P > 0.05), indicating the potency and efficacy benefit with stereopure oligonucleotide detected in mice may translate to humans (as shown below in “B”).

These preclinical studies support the hypothesis that stereopure compounds can be designed to increase the potency, tissue distribution and duration of effect in the eye compared with stereorandom oligonucleotides.

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

In 2020, at TIDES: Oligonucleotides and Peptide Therapeutics, we presented our preclinical USH2A data. To evaluate potency, a stereopure antisense oligonucleotide targeting USH2A (Compound 1) and a stereorandom reference antisense oligonucleotide (ASO) described in WO2018055134A1 were added to Y79 cells under free-uptake conditions, and exon-skipping was evaluated by qPCR.

As shown above, a stereopure antisense oligonucleotide (light blue) induced dose-dependent USH2A exon skipping that was 2-fold more potent than a stereorandom reference ASO under gymnotic conditions in Y79 cells.

Ex vivo approaches enable us to investigate the activity of stereopure antisense oligonucleotides under gymnotic conditions in NHP eyes and bridge the gap between in vitro and in vivo studies. As shown above, a stereopure oligonucleotide (light blue) induced dose-dependent USH2A exon skipping in the NHP retina ex vivo under gymnotic conditions 48 hours after treatment.

Moving in vivo, as shown above, a stereopure oligonucleotide elicited dose-dependent exon-skipping in NHP retina.

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

As shown above, dose-dependent reduction of mutant and wild-type Rhodopsin transcripts resulted from treatment with the reference stereorandom molecule (left side figure). However, dose-dependent reduction of only the mutant RhoP23H transcript occurred following treatment with our stereopure, allele-selective sequence (middle figure). In a surrogate in vivo system (top right figure), stereopure oligonucleotides targeting the mouse P23H mutation reduced the target in a dose dependent manner 1 week post single IVT injection providing proof of concept data for targeting this mutation in vivo. Utilizing a pig model carrying the human P23H mutation, our allele-selective stereopure oligonucleotide reduced human P23H RNA expression 2-weeks post single IVT.

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

Asuragen

In November 2019, we entered into an agreement with Asuragen, Inc. (“Asuragen”), a molecular diagnostics company, for the development and potential commercialization of companion diagnostics for our investigational allele-selective therapeutic programs targeting HD. This collaboration aims to use Asuragen’s market-leading repetitive sequence diagnostic expertise to provide scalable SNP phasing to support potential global development programs and future commercialization at a global level. Asuragen is leveraging its AmplideX® PCR technology to develop companion diagnostic tests designed to size and phase HTT CAG repeats with the three SNPs targeted by our WVE-120101, WVE-120102, and WVE-003 investigational therapeutic programs. These tests are designed to aid clinicians in selecting HD patients who could be appropriate for one or more of our HD compounds by identifying the SNPs that are in phase with the CAG-expanded allele.

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

Manufacturing

To provide internal cGMP manufacturing capabilities and increase control and visibility of our drug product supply chain, we entered into a lease in September 2016 for a multi-use facility of approximately 90,000 square feet in Lexington, Massachusetts and initiated the build out of manufacturing space and related capabilities. In addition to manufacturing space, the Lexington facility includes additional laboratory and office space. This facility supplements our existing Cambridge, Massachusetts laboratory and office space headquarters, enhances our ability to secure drug substance for current and future development activities and may provide commercial-scale manufacturing capabilities. In July 2017, we took occupancy of the Lexington facility and began manufacturing production in the fourth quarter of 2017.

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

We own or have rights to worldwide patent filings that protect our proprietary technologies for making stereopure oligonucleotide compositions, and that also protect the compositions themselves, as well as methods of using them, including in the treatment of diseases. Our portfolio includes multiple issued patents, including in major market jurisdictions such as the United States, Europe and Japan.  We also have applications pending in multiple jurisdictions around the world, including these major market jurisdictions.

Synthetic Methodologies

Our patent portfolio includes multiple families that protect synthetic methodologies and/or reagents for generating stereopure oligonucleotide compositions. Certain synthetic methodologies and/or reagents are covered by families which include two issued Japanese patents that have terms that extend to 2022-2025.

Additional synthetic methodologies and/or reagents are protected by other families in our patent portfolio. Certain such families have 20-year expiration dates that range from 2029 to at least 2040. Some of these families have issued patents in several jurisdictions, including in major market jurisdictions such as the United States, Europe, and/or Japan, have pending applications in multiple jurisdictions including in these major market jurisdictions, or are in the international stage.

We also co-own with the University of Tokyo certain filings that are directed to certain methods and/or reagents for synthesizing oligonucleotides; their 20-year expiration dates fall in 2031.

Stereopure Oligonucleotide Compositions

Certain of our patent filings protect stereopure compositions, particularly of therapeutically relevant oligonucleotides. Some such filings are directed to compositions whose oligonucleotides are characterized by particular patterns of chemical modification (including modifications of bases, sugars and/or internucleotidic linkages) and/or of internucleotidic linkage stereochemistry. Certain patent filings describe specific compositions designed for use in the treatment of particular diseases. Several of our patent filings directed to stereopure compositions have entered national stage prosecution in multiple jurisdictions and some have issued in one or more jurisdictions; others are in the international stage. Certain filings offer 20-year protection terms that range from 2033 to at least 2040.

We also co-own with Shin Nippon Biomedical Laboratories, Ltd. various patent families, some of which include one or more issued patents, including in major market jurisdictions; these filings have 20-year terms extending to 2033-2035.

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

Singapore Intellectual Property Law

Section 34 of the Singapore Patents Act provides that a person residing in Singapore is required to obtain written authorization from the Singapore Registrar of Patents (the “Registrar”) before filing an application for a patent for an invention outside of Singapore, unless all of the following conditions have been satisfied: (a) the person has filed an application for a patent for the same invention in the Singapore Registry of Patents at least two months before the filing of the patent application outside Singapore, and (b) the Singapore Registrar of Patents has not, in respect of this patent application, given directions to prohibit or restrict the publication of information contained in the patent application or its communication to any persons or description of persons pursuant to Section 33 of the Singapore Patents Act, or if the Registrar has given any such directions, all such directions have been revoked. A violation of Section 34 is a criminal offense punishable by a fine not exceeding S$5,000, or imprisonment for a term not exceeding two years, or both. There have been some instances where we have undertaken filings outside of Singapore, and there may be instances where we are required to make such filings in the future, without first obtaining written authorization from the Registrar. We have notified the Registrar of such filings and we have since implemented measures to address the requirements of Section 34 moving forward. To date, the Registrar has offered a compound of some of the offences considered against payment of a sum of S$50 to S$100 per considered case. Under Singapore law, the Registrar has discretion to offer a compound of such offences against payment of a sum of money of up to S$2,000, or to prosecute the offence subject to the other penalties noted above. There remain approximately 40 patent applications in multiple patent families which we have notified the Intellectual Property Office of Singapore (“IPOS”) of where Section 34 requirements have not been complied with, and are pending IPOS’ decision thereon. We cannot assure you that the Registrar will offer to compound any such violations of Section 34, or that any offer to compound will be for an amount similar to previous compound offers.

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

Huntington’s Disease

T There are no approved treatments available to slow the progression of HD. We believe, based on publicly available information, that Annexon Biosciences (Phase 2), Ionis Pharmaceuticals and Roche (Phase 3), Mitochon Pharmaceuticals (Phase 1), Novartis (Phase 1 completed), Prilenia Therapeutics (Phase 3), PTC Therapeutics (Phase 1), uniQure (Phase 1), and Vaccinex (Phase 2 completed) all have investigational drugs in clinical development.

Several companies have ongoing preclinical programs for HD, including Alnylam Pharmaceuticals, AskBio, Atalanta Therapeutics, and Biogen, Avergen Pharmaceuticals, Mitoconix Bio, NeuBase Therapeutics, Neurimmune, Novartis, Nuredis, PTC Therapeutics, Sangamo Therapeutics and Takeda, Spark Therapeutics, Triplet Therapeutics, Vertex Pharmaceuticals, and Voyager Therapeutics.

A number of companies are developing molecules to treat symptoms associated with HD, including Azevan Pharmaceuticals (Phase 2), Alterity Therapeutics (Phase 2), Sage Therapeutics (Phase 1), and Stealth BioTherapeutics (Phase 2), among others.

Amyotrophic Lateral Sclerosis and Frontotemporal Dementia

There are two treatments approved in the United States for the treatment of ALS: riluzole, approved in 1995, and edaravone, approved in 2017. There are a number of companies with potential therapeutics for the treatment of ALS in clinical development, including Amylyx Pharmaceuticals (Phase 2/3), AB Sciences (Phase 3 completed), Orphazyme (Phase 3), BrainStorm Cell Therapeutics (Phase 3 completed), (Phase 1 completed), Biogen (Phase 1), Biohaven Pharmaceuticals (Phase 2/3), and ALS TDI (Phase 1 completed). We believe that only one company, Biogen (Phase 1), has initiated a clinical trial targeting ALS due to a C9orf72 mutation in the United States.

Several companies have ongoing preclinical programs for ALS that may directly or indirectly target patients with the C9orf72 mutation including AcuraStem, AGTC, Biogen and Neurimmune, Locana Bio, MeiraGTx, Passage Bio, Pfizer and Sangamo Therapeutics, and uniQure.

There are no approved treatments available to slow the progression of FTD. Few companies have investigational therapies in clinical development specifically for FTD. Ionis Pharmaceuticals /Biogen (Phase 1) and AlzProTect (Phase 1) appear to be including FTD in their broader AD or tauopathies clinical development plans. Alector (Phase 2) is including FTD patients with a C9orf72 mutation in a larger clinical program.

There are several companies though with ongoing preclinical programs for FTD that may directly or indirectly target patients with the C9orf72 mutation including AGTC, Denali Therapeutics and Takeda, Locano Bio, Passage Bio, Pfizer and Sangamo Therapeutics, and uniQure.

Duchenne Muscular Dystrophy

Sarepta Therapeutics’ Vyondys 53 (golodirsen), an exon skipping nucleic acid therapeutic, was approved by the FDA for the treatment of DMD in the United States in 2019. The FDA concluded that the data submitted demonstrated an increase in dystrophin production that is reasonably likely to predict clinical benefit in some patients with DMD who have a confirmed mutation of the DMD gene amenable to exon 53 skipping. No clinical benefit of golodirsen has been established. Thus, in accordance with the U.S. accelerated approval regulations, the FDA is requiring Sarepta to conduct a clinical trial to verify and describe the drug’s clinical benefit. The required study would need to assess whether golodirsen improves motor function of DMD patients with a confirmed mutation of the DMD gene amenable to exon 53 skipping. If the trial fails to verify clinical benefit, the FDA could initiate proceedings to withdraw approval of the drug.

NS Pharma’s Viltepso (viltolarsen), an exon skipping nucleic acid therapeutic, was approved by the FDA for the treatment of DMD in the United States in 2020. The FDA concluded that the data submitted demonstrated an increase in dystrophin production that is reasonably likely to predict clinical benefit in some patients with DMD who have a confirmed mutation of the DMD gene amenable to exon 53 skipping. NS Pharma has been required by the FDA to conduct a clinical trial to confirm the drug’s clinical benefit. The study is designed to assess whether viltolarsen improves the time to stand for DMD patients amenable to exon 53 skipping. If the trial fails to verify clinical benefit, the FDA may initiate proceedings to withdraw approval of the drug.

Several other companies have investigational drugs in clinical development directly targeting patients amenable to exon 53 skipping or DMD more broadly. These include Astellas Pharma (Phase 1), FibroGen (Phase 3), Pfizer (Phase 3), PTC Therapeutics (Phase 2), Santhera Pharmacauticals (Phase 3), Sarepta Therapeutics (Phase 2), and Solid Biosciences (Phase 2).

Several companies also have ongoing preclinical programs for DMD that may directly or indirectly target patients amenable to exon 53 skipping. These companies include Audentes Therapeutics, Catabasis Pharmaceuticals, CRISPR Therapeutics, Dystrogen Therapeutics, FibroGen, Fulcrum Therapeutics, Immunoforge, PepGen, Precision BioSciences, Sarepta Therapeutics, and Strykagen. among others.

Alpha-1 Antitrypsin Deficiency (“AATD”)

There are five treatments approved in the US for AATD: Prolastin, Prolastin-C, Aralast NP, Zemaira, and Glassia. All five contain plasma-derived human alpha1-proteinase inhibitor and are indicated for chronic augmentation and maintenance therapy in adults with emphysema due to congenital deficiency of alpha1-proteinase inhibitor (Alpha1-PI). The FDA also notes in the prescribing information for each that the effect of augmentation therapy with any alpha1-proteinase inhibitor on pulmonary exacerbations and on the progression of emphysema in Alpha1-PI deficiency has not been demonstrated in randomized, controlled clinical trials.

There are also a number of companies with investigational drugs in clinical development: Arrowhead Pharmaceuticals and Takeda (Phase 3), Vertex (Phase 2), Dicerna Pharmaceuticals and Alnylam Pharmaceuticals (Phase 2), Mereo BioPharma (Phase 2), InhibRx (Phase 2), AGTC (Phase 2) and Santhera Pharmacauticals (Phase 1 completed).

There are also several companies with ongoing preclinical programs for AATD including Apic Bio, Beam Therapeutics, Editas Medicine, Intellia Therapeutics, LogicBio Therapeutics, Sangamo Therapeutics, Shape Therapeutics, and Vertex , among others.

ADAR-mediated RNA Editing (“ADAR-editing”)

The are several companies pursuing editing approaches that may compete with our ADAR-editing modality. These include companies developing investigational drugs via viral and non-viral delivery for RNA editing (Shape Therapeutics and Korro Bio), DNA base-editing (Beam), and DNA editing (Editas Medicine, Intellia Therapeutics, and Sangamo Therapeutics), among others. These companies may leverage these approaches to target the same indications that we intend to target or indications where we do not currently plan to compete.

Government Regulation

FDA Approval Process for Drug Products

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug and Cosmetic Act (“FDCA”), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable FDA or other requirements may subject a pharmaceutical company to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, a clinical hold, warning letters, recall or seizure of drug products, partial or total suspension of production, withdrawal of drug products from the market, injunctions, fines, civil penalties or criminal prosecution.

FDA approval is required before any new drug, such as a new molecular or chemical entity, or a new dosage form, new use or new route of administration of a previously approved product, can be marketed in the United States. The process required by the FDA before a new drug product may be marketed in the United States generally involves:

•	completion of preclinical laboratory and animal testing in compliance with applicable FDA good laboratory practice regulations and other requirements (“GLP”);
•	submission to the FDA of an Investigational New Drug application (“IND”) for human clinical testing which must become effective before human clinical trials may begin in the United States;
•	approval by an independent institutional review board (“IRB”) at each site where a clinical trial will be performed before the trial may be initiated at that site;
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practice (“GCP”) to establish safety and substantial evidence of effectiveness of the proposed product candidate for each intended use;

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

Nonclinical tests include in vitro and in vivo animal studies to assess the toxicity and other safety characteristics of the product candidate, as well as other important aspects of drug pharmacology. The results of nonclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND to the FDA. Some long-term nonclinical testing to further establish the safety profile of the product candidate, as well as manufacturing processes development and drug quality evaluation, continues after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions related to the proposed clinical trial and places the IND on a clinical hold. In such a case, the IND sponsor must resolve all outstanding concerns before the clinical trial can begin. As a result, our submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development, or if changes are made in trial design. Even if the IND becomes effective and the trial proceeds without initial FDA objection, the FDA may stop the trial at a later time if it has concerns, such as if unacceptable safety risks arise.

Further, an independent IRB at each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and informed consent information for subjects before the trial commences at that site and it must perform an ongoing review of the research on an annual basis until the trial is completed. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk or that the trials are not being conducted in accordance with the clinical plan or in compliance with GCP. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

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

•

Phase 3. These are commonly referred to as pivotal studies. When Phase 2 evaluations demonstrate that a dose range of the product appears to be effective and has an acceptable safety profile, trials are undertaken in larger patient populations to further evaluate dosage, to obtain substantial, statistical evidence of clinical efficacy and safety, generally at multiple, geographically-dispersed clinical trial sites, to establish the overall risk-benefit relationship of the product and to provide adequate information for approval of the product.

•

Phase 4. In some cases, the FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials to further assess the product’s safety and effectiveness after NDA approval. Such post-approval trials are typically referred to as Phase 4 studies.

Progress reports detailing progress and safety data gathered from clinical trials must be submitted at least annually to the FDA. Safety reports are submitted more frequently if certain serious adverse effects, or SAEs, occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted as part of NDA review. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of most clinical trials after completion, although in some cases disclosure of the results of these trials can be delayed for up to two years after the trial completion date. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s pharmacology, chemistry, manufacturing, and controls, and proposed labeling, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. Under federal law, the fee for the submission of an NDA with clinical data is substantial (for example, for FY2021 this application fee exceeds $2.8 million), and the sponsor of an approved NDA is also subject to an annual program fee, currently more than $330,000 per program. These fees are typically adjusted annually, but exemptions and waivers may be available under certain circumstances, including NDA fees for products with orphan designation.

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

Under the PDUFA, for original NDAs, the FDA has ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with priority review.  For all new molecular entity, or NME, NDAs, the ten and six-month time periods run from the filing date; for all other original applications, the ten and six-month time periods run from the submission date. Despite these review goals, it is not uncommon for FDA review of an NDA to extend beyond the goal date.

Once the submission has been accepted for filing, the FDA begins an in-depth review. As noted above, the FDA has agreed to specified performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date it is accepted for filing (i.e., 12 months), and most applications for “priority review” products are meant to be reviewed within six months from the date the application is accepted for filing (i.e., 8 months). The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

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

Additionally, the FDA may refer any NDA, including applications for novel biologic candidates which present difficult questions of safety or efficacy, to an advisory committee. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval. The FDA likely will re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The FDA also may require submission of a risk evaluation and mitigation strategy, or REMS, if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the drug or biological product. The REMS could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve an NDA without a REMS, if required.

Under the Pediatric Research Equity Act, or PREA, as amended, an NDA or supplement to an NDA must contain data that are adequate to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric populations and to support dosing and administration for each pediatric population for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act, or the FDASIA, enacted in 2012, made permanent PREA to require a sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration to submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 clinical trial. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including trial objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from pre-clinical studies, early phase clinical trials or other clinical development programs.

The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, it may issue an approval letter or a Complete Response Letter (CRL). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle for an application is complete and that the application will not be approved in its present form. CRLs outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant may choose to either resubmit the NDA or NDA addressing all of the deficiencies identified in the letter, or withdraw the application. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when the deficiencies have been addressed to the FDA’s satisfaction, the FDA will typically issue an approval letter.

The FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems are identified after the product reaches the market. In addition, the FDA may require post-approval testing, including Phase 4 studies, and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the authority to prevent or limit further marketing of a product based on the results of these post-marketing programs. Products may be marketed only for the approved indications and in accordance with the provisions of the approved label and, even if the FDA approves a product, the FDA may limit the approved indications for use for the product or impose other conditions, including labeling or distribution restrictions or other risk-management mechanisms, such as a Boxed Warning, which highlights a serious safety concern that should be mitigated under a REMS program. Further, if there are any modifications to the product, including changes in indications, labeling, or manufacturing processes or facilities, a company is generally required to submit and obtain FDA approval of a supplemental NDA, which may require the company to develop additional data or conduct additional nonclinical studies and clinical trials.

Fast Track, Breakthrough Therapy and Priority Review Designations

The FDA is authorized to designate certain products for expedited development or review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs include fast track designation, breakthrough therapy designation and priority review designation.

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides opportunities for more frequent interactions with the FDA review team to expedite development and review of the product. The FDA may also review sections of the NDA for a fast track product on a rolling basis before the complete application is submitted, if the sponsor and the FDA agree on a schedule for the submission of the application sections and the sponsor pays any required user fees upon submission of the first section of the NDA. In addition, fast track designation may be withdrawn by the sponsor or rescinded by the FDA if the designation is no longer supported by data emerging from the clinical trial process.

In addition, with the enactment of FDASIA in 2012, Congress created a new regulatory program for product candidates designated by FDA as “breakthrough therapies” upon a request made by the IND sponsors. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs or biologics designated as breakthrough therapies are also eligible for accelerated approval of their respective marketing applications. The FDA must take certain actions with respect to breakthrough therapies, such as holding timely meetings with and providing advice to the product sponsor, which are intended to expedite the development and review of an application for approval of a breakthrough therapy.

Finally, the FDA may designate a product for priority review if it is a drug or biologic that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness over existing therapy. The FDA determines at the time that the marketing application is submitted, on a case- by-case basis, whether the proposed drug represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months for an NME NDA from the date of filing.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, fast track designation, breakthrough therapy designation and priority review do not change the standards for approval and may not ultimately expedite the development or approval process.

Accelerated Approval Pathway

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval from the FDA and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a drug or biologic when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA will require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials to verify and describe the predicted effect on IMM or other clinical endpoint, and the product may be subject to expedited withdrawal procedures. Drugs and biologics granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval when the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate long-term clinical benefit of a drug.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. For example, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large clinical trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, would allow the FDA to withdraw approval of the drug. All promotional materials for product candidates being considered and approved under the accelerated approval program are subject to prior review by the FDA.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs (including third-party manufacturers) are required to register their establishments with the FDA and some state agencies and are subject to periodic unannounced inspections by the FDA and some state agencies for assessment of compliance with cGMP. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction, and sometimes notification of, any deviations from cGMP. These regulations impose reporting and documentation requirements on the sponsor and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Discovery of previously unknown problems with a product, including adverse events of unlisted severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements such as noncompliance with cGMP or failure to correct previously identified inspection findings, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	issuance of field alerts, restrictions on the marketing or manufacturing of the product, product recalls, or complete withdrawal of the product from the market;
•	fines, warning letters or other enforcement-related letters or holds on clinical trials using the product or other products manufactured at the same facility;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	injunctions, consent decrees, or the imposition of civil or criminal penalties; And
•

consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription drug product samples and impose requirements to ensure accountability in distribution. Most recently, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10‑year period that is expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

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

Under PREA, submission of a pediatric assessment is not required for pediatric investigation of a product that has been granted orphan drug designation. However, under the FDA Reauthorization Act of 2017 (“FDASIA”) the scope of the PREA was extended to require pediatric studies for products intended for the treatment of an adult cancer that are directed at a molecular target that are determined to be substantially relevant to the growth or progression of a pediatric cancer. In addition, the FDA finalized guidance in 2018 indicating that it does not expect to grant any additional orphan drug designation to products for pediatric subpopulations of common diseases. Nevertheless, FDA intends to still grant orphan drug designation to a drug or biologic that otherwise meets all other criteria for designation when it prevents, diagnoses or treats either (i) a rare disease that includes a rare pediatric subpopulation, (ii) a pediatric subpopulation that constitutes a valid orphan subset, or (iii) a rare disease that is in fact a different disease in the pediatric population as compared to the adult population.

If an orphan drug-designated product subsequently receives FDA approval for the disease for which it was designed, the product will be entitled to seven years of product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. Orphan exclusivity does not block the approval of a different drug or biologic for the same rare disease or condition, nor does it block the approval of the same drug or biologic for different conditions. If a competitor obtains approval of the same drug, as defined by the FDA, or if our product candidate is determined to be the same drug as a competitor’s product for the same indication or disease, the competitor’s exclusivity could block the approval of our product candidate in the designated orphan indication for seven years, unless our product is demonstrated to be clinically superior to the competitor’s drug.

European Union Orphan Drug Designation

In the European Union (the “EU”), orphan drug designation by the European Commission (the “EC”) provides regulatory and financial incentives for companies to develop and market therapies that meet the following requirements: (1) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. To be considered for orphan drug designation in the EU, companies must provide data that demonstrate the plausibility for use of the investigational therapy in the treatment of the disease and establish that the drug has the potential to provide relevant advantages or a major contribution to patient care over existing therapies.

Among the incentives available to medicines designated as orphan drugs by the EC are ten-year market exclusivity in the EU after product approval, eligibility for conditional marketing authorization, protocol assistance from the European Medicines Agency at reduced fees during the product development phase and direct access to centralized marketing authorization in the EU. The exclusivity period may be reduced to six years if, at the end of the fifth year, the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. In addition, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities of the product. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if the similar product is deemed safer, more effective or otherwise clinically superior to the original orphan medicinal product. Orphan drug designation must be requested before submitting an application for marketing authorization. Orphan drug designation does not, in itself, convey any advantage in, or shorten the duration of, the regulatory review and authorization process.

Pediatric Exclusivity and Pediatric Use

The Best Pharmaceuticals for Children Act (“BPCA”) provides NDA holders a six-month period of non-patent marketing exclusivity attached to any other exclusivity listed with FDA—patent or non-patent—for a drug if certain conditions are met. Conditions for pediatric exclusivity include a determination by the FDA that information relating to the use of a new drug in the pediatric population may produce health benefits in that population; a written request by the FDA for pediatric studies; and agreement by the applicant to perform the requested studies and the submission to the FDA, completion of the studies in accordance with the written request, and the acceptance by the FDA, of the reports of the requested studies within the statutory timeframe. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. The issuance of a written request does not require the sponsor to undertake the described studies. Applications under the BPCA are treated as priority applications.

The Hatch-Waxman Act and Marketing Exclusivity

In 1984, with passage of the Hatch-Waxman Amendments to the FDC Act, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute and also enacted Section 505(b)(2) of the FDC Act. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD. Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug.

Upon NDA approval of a new chemical entity or NCE, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity. During the exclusivity period, the FDA cannot accept for review any ANDA or 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed on an NCE patent and any time after approval if the application is filed based on a new indication or a new formulation.

The Hatch-Waxman Act also provides three years of data exclusivity for a NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving follow-on applications for drugs containing the original active agent. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA or 505(b)(2) NDA may be filed before the expiration of the exclusivity period. Five-year and three-year exclusivity also will not delay the submission or approval of a traditional NDA filed under Section 505(b)(1) of the FDC Act. However, an applicant submitting a traditional NDA would be required to either conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Patent Term Restoration

Depending upon the timing, duration and specifics of FDA approval of the use of our therapeutic candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for any patent term lost during product development and the FDA regulatory review process.

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

In Vitro Diagnostic Tests for Biomarkers

For some of our product candidates, we plan to work with collaborators to develop or obtain access to in vitro companion diagnostic tests to identify appropriate patients for these targeted therapies. If a sponsor or the FDA believes that a diagnostic test is essential for the safe and effective use of a corresponding therapeutic product, a sponsor will typically work with a collaborator to develop an in vitro diagnostic (“IVD”). IVDs are regulated by the FDA as medical devices, and since 2014 the agency has issued final and draft guidance documents that are intended to assist companies developing in vitro companion diagnostic devices and companies developing therapeutic products that depend on the use of a specific in vitro companion diagnostic for the safe and effective use of the product.

The three types of marketing pathways for medical devices are clearance of a premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or 510(k), approval of a premarket approval application, or PMA, and a de novo classification request, or de novo. If a company is required to perform clinical trials to support the safety and effectiveness of an IVD, and the IVD is viewed as a significant risk device, the sponsor will have to submit an investigational device exemption application, or IDE, to the FDA, which is similar in format and function to an IND. If the diagnostic test and the therapeutic drug are studied together to support their respective approvals, any clinical trials involving both product candidates must meet both the IDE and IND requirements.

The FDA expects that the therapeutic sponsor will address the need for an IVD companion diagnostic device in its therapeutic product development plan and that, in most cases, the therapeutic product and its corresponding IVD companion diagnostic device will be developed contemporaneously. If the companion diagnostic test will be used to make critical treatment decisions such as patient selection, treatment assignment, or treatment arm, it will likely be considered a significant risk device for which a clinical trial will be required. After approval, the use of an IVD companion diagnostic device with a therapeutic product will be stipulated in the instructions for use in the labeling of both the diagnostic device and the corresponding therapeutic product. In addition, a diagnostic test that was approved through the PMA process, or one that was cleared through the 510(k) process or reclassified through the de novo process, and placed on the market will be subject to many of the same regulatory requirements that apply to approved drugs.

However, the FDA may decide that it is appropriate to approve such a therapeutic product without an approved or cleared in vitro companion diagnostic device when the drug or therapeutic biologic is intended to treat a serious or life-threatening condition for which no satisfactory alternative treatment exists and the FDA determines that the benefits from the use of a product with an unapproved or uncleared in vitro companion diagnostic device are so pronounced as to outweigh the risks from the lack of an approved or cleared in vitro companion diagnostic device. The FDA encourages sponsors considering developing a therapeutic product that requires a companion diagnostic to request a meeting with both relevant device and therapeutic product review divisions to ensure that the product development plan will produce sufficient data to establish the safety and effectiveness of both the therapeutic product and the companion diagnostic. Because the FDA’s policies on companion diagnostics is set forth only in guidance, this policy is subject to change and is not legally binding.

European Union Regulation of Drug Products

In addition to regulations in the United States, we are and will be subject, either directly or through our distribution partners, to a variety of regulations in other jurisdictions governing, among other things, clinical trials, the privacy of personal data and commercial sales and distribution of our products, if approved.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a process that requires the submission of a clinical trial application much like an IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application (“CTA”), must be submitted to the competent national health authority and to independent ethics committees in each country in which a company plans to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements, clinical trials may proceed in that country.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country, even though there is already some degree of legal harmonization in the European Union member states resulting from the national implementation of underlying E.U. legislation. In all cases, the clinical trials are conducted in accordance with GCP and other applicable regulatory requirements.

To obtain a marketing license for a new drug, or medicinal product in the European Union, the sponsor must obtain approval of a marketing authorization application (“MAA”). The way in which a medicinal product can be approved in the European Union depends on the nature of the medicinal product. As of January 31, 2020, the United Kingdom (UK) is no longer a member state of the EU, and therefore a separate MAA and approval will be required to market a medicinal product in the UK.

The centralized procedure results in a single marketing authorization granted by the European Commission that is valid across the European Union, as well as in Iceland, Liechtenstein, and Norway. The centralized procedure is compulsory for human drugs that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) officially designated “orphan drugs” (drugs used for rare human diseases) and (iv) advanced-therapy medicines, such as gene-therapy, somatic cell-therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used for human drugs which do not fall within the above mentioned categories if the human drug (a) contains a new active substance which was not authorized in the European Community; or (b) the applicant shows that the medicinal product constitutes a significant therapeutic, scientific or technical innovation or that the granting of authorization in the centralized procedure is in the interests of patients or animal health at the European Community level.

Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application by the European Medicines Agency, or EMA, is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use, or CHMP), with adoption of the actual marketing authorization by the European Commission thereafter. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest from the point of view of therapeutic innovation, defined by three cumulative criteria: the seriousness of the disease to be treated; the absence of an appropriate alternative therapeutic approach, and anticipation of exceptional high therapeutic benefit. In this circumstance, EMA ensures that the evaluation for the opinion of the CHMP is completed within 150 days and the opinion issued thereafter.

The mutual recognition procedure, or MRP, for the approval of human drugs is an alternative approach to facilitate individual national marketing authorizations within the European Union. Basically, the MRP may be applied for all human drugs for which the centralized procedure is not obligatory. The MRP is applicable to the majority of conventional medicinal products, and is based on the principle of recognition of an already existing national marketing authorization by one or more member states. In the MRP, a marketing authorization for a drug already exists in one or more member states of the European Union and subsequently marketing authorization applications are made in other European Union member states by referring to the initial marketing authorization. The member state in which the marketing authorization was first granted will then act as the reference member state. The member states where the marketing authorization is subsequently applied for act as concerned member states. After a product assessment is completed by the reference member state, copies of the report are sent to all member states, together with the approved summary of product characteristics, labeling and package leaflet. The concerned member states then have 90 days to recognize the decision of the reference member state and the summary of product characteristics, labeling and package leaflet. National marketing authorizations within individual member states shall be granted within 30 days after acknowledgement of the agreement

Should any member state refuse to recognize the marketing authorization by the reference member state, on the grounds of potential serious risk to public health, the issue will be referred to a coordination group. Within a timeframe of 60 days, member states shall, within the coordination group, make all efforts to reach a consensus. If this fails, the procedure is submitted to an EMA scientific committee for arbitration. The opinion of this EMA committee is then forwarded to the Commission, for the start of the decision-making process. As in the centralized procedure, this process entails consulting various European Commission Directorates General and the Standing Committee on Human Medicinal Products or Veterinary Medicinal Products, as appropriate.

Rest of World Government Regulation

For countries outside of the United States and the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the other applicable regulatory requirements.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.

Other Healthcare Laws

Although we currently do not have any products on the market, if our product candidates are approved in the United States, we will have to comply with various U.S. federal and state laws, rules and regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws, rules and regulations. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid. These laws include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•

the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

the federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services information related to payments and other transfers of value to physicians, teaching hospitals, and certain advanced non-physician health care practitioners and physician ownership and investment interests; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers.

Some state laws require pharmaceutical or medical device companies to comply with the relevant industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

In November 2020, the Department of Health and Human Services (“DHHS”) finalized significant changes to the regulations implementing the Anti-Kickback Statute, as well as the Physician Self-Referral Law (Stark Law) and the civil monetary penalty rules regarding beneficiary inducements, with the goal of offering the healthcare industry more flexibility and reducing the regulatory burden associated with those fraud and abuse laws, particularly with respect to value-based arrangements among industry participants. As noted below under “Healthcare Reform,” however, those final rules may be potentially overturned under the Congressional Review Act following the change in control of the legislative and executive branches in January 2021.

State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. We also may be subject to, or may in the future become subject to, U.S. federal and state, and foreign laws and regulations imposing obligations on how we collect, use, disclose, store and process personal information. Our actual or perceived failure to comply with such obligations could result in liability or reputational harm and could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our customer base and thereby decrease our future revenues.

Pharmaceutical Coverage, Pricing, and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of our products, when and if approved for marketing in the United States, will depend, in part, on the extent to which our products will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication. In addition, these third-party payors are increasingly reducing reimbursements for medical products, drugs and services. Furthermore, the U.S. government, state legislatures and foreign governments have continued implementing cost containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Limited third-party reimbursement for our product candidates or a decision by a third-party payor not to cover our product candidates could reduce physician usage of our products once approved and have a material adverse effect on our sales, results of operations and financial condition.

In Europe and other countries outside of the United States, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed to. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. In some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product and therapeutic candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product and therapeutic candidates that obtain marketing approval. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product and therapeutic candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations. Moreover, among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access.

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted in March 2010 and has had a significant impact on the health care industry in the U.S. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to biopharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program. Additionally, on December 20, 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 or the “CREATES Act.” The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic product developers access to samples of brand products. Because generic product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on future competition for COSELA or any of our other future commercial products are unknown.

As another example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive healthcare provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price, or ASP, to DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA and we expect there will be additional challenges and amendments to the ACA in the future. Members of the US Congress have indicated that they may continue to seek to modify, repeal or otherwise invalidate all, or certain provisions of, the ACA. For example, the Tax Cuts and Jobs Act, or TCJA, was enacted in 2017 and, among other things, removed penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, commonly referred to as the “individual mandate.” In December 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate was a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA were invalid and the law in its entirety was unconstitutional. In December 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether other reforms enacted as part of the ACA but not specifically related to the individual mandate or health insurance could be severed from the rest of the ACA so as not to be declared invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and allocated one hour for oral arguments, which occurred on November 10, 2020. A decision from the Supreme Court is expected to be issued in spring 2021. It is unclear how this litigation and other efforts to repeal and replace the ACA will impact the implementation of the ACA, the pharmaceutical industry more generally, and our business. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA that affect health care expenditures. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was signed into law on March 27, 2020 and was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The 2021 Consolidated Appropriations Act was subsequently signed into law on December 27, 2020 and extends the CARES Act suspension period to March 31, 2021.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. DHHS, has solicited feedback on some of various measures intended to lower drug prices and reduce the out of pocket costs of drugs and implemented others under its existing authority. For example, in May 2019, DHHS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified a DHHS policy change that was effective January 1, 2019. As part of the Trump Administration’s so-called “Blueprint” to lower drug prices, DHHS and FDA also released on July 31, 2019 their Safe Importation Action Plan proposing two different pathways for the importation of foreign drug products. One pathway focuses on the importation of certain drugs from Canada, which required the agencies to go through notice-and-comment rulemaking, while the second pathway allows manufacturers to distribute their drugs manufactured abroad and was released as agency policy in an FDA guidance document first issued in December 2019. FDA’s notice of proposed rulemaking to implement a system whereby state governmental entities could lawfully import and distribute prescription drugs sourced from Canada was published at the end of December 2019 and in September 2020, the rulemaking was finalized by FDA. Those new regulations became effective on November 30, 2020, although the impact of such future programs is uncertain, in part because lawsuits have been filed challenging the government’s authority to promulgate them. The final regulations may also be vulnerable to being overturned by a joint resolution of disapproval from Congress under the procedures set forth in the Congressional Review Act, which could be applied to regulatory actions taken by the Trump Administration on or after August 21, 2020 (i.e., in the last 60 days of legislative session of the 116th Congress). Congress and the executive branch have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs, making this area subject to ongoing uncertainty. In addition, the probability of success of other policies enacted over the final months of the Trump Administration and their impact on the U.S. prescription drug marketplace is unknown. There are likely to be political and legal challenges associated with implementing these reforms as they are currently envisioned, and the January 20, 2021 transition to a new Democrat-led presidential administration created further uncertainty. Following his inauguration, President Biden took immediate steps to order a regulatory freeze on all pending substantive executive actions in order to permit incoming department and agency heads to review whether questions of fact, policy, and law may be implicated and to determine how to proceed.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (PBMs) and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, including COSELA and any future products for which we secure marketing approval.

Manufacturing Requirements

We and our third-party manufacturers must comply with applicable cGMP requirements. The cGMP requirements include requirements relating to, among other things, organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements to the satisfaction of the FDA pursuant to a pre-approval inspection before we can use them to manufacture commercial products. We and our third-party manufacturers are also subject to periodic announced or for-cause unannounced inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our commercial products, if any, to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including, among other things, warning or other enforcement letters, voluntary corrective action, the seizure of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, disgorgement of profits, and other civil and criminal penalties.

Other Regulatory Requirements

We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the FDA has broad regulatory and enforcement authority, including, among other things, the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have an adverse effect on our ability to operate our business and generate revenues. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, operating results and financial condition.

Human Capital Management

As of December 31, 2020, we employed 220 employees, of which 217 were full-time employees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are represented by a labor union or covered under a collective bargaining agreement. Management considers relations with our employees to be good.

Our approach to human capital management is driven by our values statement: Making an impact through innovation, inclusion, and inspiration. Our values are at the core of who we are as an organization, and what drive us to envision a brighter future for the patients and families affected by genetically defined diseases. In order for us to build a world-class organization to develop a new era of nucleic acid medicines, we must build and maintain an exceptional team in which each member plays a unique and important role, and embrace a forward-thinking philosophy that extends beyond our work, to how we are building our culture and benefits.

We recognize that maintaining an engaged and top-notch workforce and a connection with the communities we serve is critical to our success. Comradery and cohesion are at the core of who we are as a company and are integral facets of our human capital management strategy. Whether it is coming together throughout the year to connect at our town halls or participating in a global fitness challenge to support the health and well-being of our employees, we take a team approach to our work. We are inspired by each other and the possibilities of what we can achieve together.

We understand that in order to drive innovation, we must continuously improve our human capital management strategies and find ways to foster engagement and growth within our organization. To this end, below are some of our initiatives:

Employee Engagement: Having an engaged and dedicated workforce is essential for us to achieve our goals. Employee engagement ensures that our employees feel passionate about the work they are doing, and with this commitment, we recognize that this is when results happen. It is more apparent than ever that we are all in this together, and as a company, we need to set up our employees for success and continue to cultivate their engagement with our company. We conduct an annual employee engagement survey as a means of measuring employee engagement and satisfaction, as well as a tool for improving our human capital strategies in the year ahead. Engagement is also directly correlated to the interactions our employees have with each other and their teams. Our Wave Activities Committee is a cross-functional team dedicated to organizing activities, such as themed social gatherings, charity and volunteer opportunities, and health and wellness events, that enrich our culture and bring employees together. We also work to ensure that we are deeply aligned on our corporate goals as a company, that functional goals are clear and transparent, and employees understand how their work contributes to the company’s success.

Employee Health and Safety: Compliance with environmental, health and safety (“EH&S”) laws and regulations underlies the basis of the EH&S programs we have in place. As we continue to monitor the global spread of COVID-19, we have implemented and will continue to implement measures to ensure the safety of our employees and our patients. We formed a COVID-19 Response Team, which is continuously evaluating the guidance from federal and local authorities and has created strict polices and guidelines that put our employee’s health and safety first. The EH&S management system incorporates processes to proactively assess risks to the health and safety of our employees and the community, as well as tracking compliance, incidents, inspections, and corrective actions. Our training program provides enhanced training to individuals that is parallel to the level of risk exposure to ensure that employees always have the knowledge and equipment at hand to mitigate risk.

Professional Development Programs and Opportunities: Our greatest asset is our employees and we aspire to provide them with opportunities so they can continue to grow and excel within their field, and our company. Professional growth of our employees leads to engagement and allows us to leverage opportunities so we can hire key talent from within. We have also implemented a personal development plan program, along with leadership and management development programs. Through development planning, we strive for employees at all levels to focus on strengthening the skills required in their current role or a potential future role. We conduct formal annual performance reviews for all employees, but as importantly, we are focused on building a culture of coaching, feedback and open communication between managers and their direct reports throughout the entire year. We provide managers and employees with training on how to conduct effective forward-looking performance conversations and to set effective goals that are realistic, measurable, attainable, relevant and timebound (SMART). Another example where we provide leadership and development opportunities is through the Wave Learning Series, which was developed to build awareness of all functional areas at Wave, and to expand knowledge of industry trends and other matters of interest and relevance within the biopharmaceutical industry. The Wave Learning Series is conducted through company-wide presentations by employees at various levels, providing opportunities for development and cross-functional exposure for our employees. To further assist our employees, we also offer all full-time employees the option to participate in our Education Assistance Program, where we reimburse employees for tuition and eligible expenses.

Health and Well-Being: We believe that the overall well-being of our employees and ensuring that their basic health and wellness needs are met is fundamental for us to achieve success as a company. We provide an Employee Assistance Program (“EAP”), as a cost-free benefit, which is available to help employees and their household members confidentially manage everyday life, work challenges, stress, and other personal issues by providing consultation, referrals and resources.  In 2020, in light of the COVID-19 global pandemic, we partnered with our EAP provider to provide a series of virtual meetings where employees could discuss the challenges and successes they have had during these unprecedented times, and discuss the importance of staying resilient while facing uncertainty.

Diversity and Inclusion: Our commitment to maintaining a top-performing company means investing in and creating ongoing opportunities for employee development in a diverse and inclusive environment. We believe that a diverse workforce not only positively impacts our performance, fosters innovation, inspires us to achieve greater results, increases our collective capabilities and strengthens our culture, but it also cultivates an essential pipeline of experienced leaders for management. Hiring for diversity of thought, background and experience, and diversity of personal characteristics such as gender, race and ethnicity is intentional at Wave and continues to be an area of focus as we build our workforce. Despite the historical lack of institutional emphasis on the importance of girls and women focusing on education in science, technology, engineering and mathematics (“STEM”) and the resulting disproportionate occupation by men in the STEM-educated talent pool, the Company has prioritized and hired a gender diverse workforce. As of December 31, 2020, women make up approximately 51% of our global workforce and constitute approximately 43% of management. We are also committed to building a racially and ethnically diverse workforce. As of December 31, 2020, racially diverse employees (those self-identifying as Black or African American, Hispanic or Latino, Asian, or being two or more races) make up approximately 42% of our global workforce and approximately 21% of management (12% of our employees did not provide us with this information).

Community Outreach and Engagement: Our community engagement activities are focused on seeking to better understand the lives of people living with rare disease and identifying opportunities to support the rare disease community. We believe that partnering with and understanding the lives of patients and their families differentiates Wave and enhances our ability to discover and develop potential therapies. Through collaboration with patients, families and advocacy organizations, face-to-face meetings, and participation in patient-focused conferences and community events, we aim to broaden our understanding of the needs of patients and families and incorporate those critical learnings into every aspect of our company. These insights inform the design and execution of our clinical trials, the enrichment of our corporate culture, and the development of programs and services that make a positive impact on people’s lives. Employee volunteerism is another important component of our community engagement initiatives. We partner with advocacy and service organizations to provide opportunities for employees to contribute directly to our local communities. By participating in a broad range of volunteer activities, our employees donate time and resources to support patients and families in the rare disease community.

Rewards and Recognition: We have a multi-tiered awards programs, including peer-to-peer recognition, that our employees use to recognize and reward one another for their contributions and achievements, taking into consideration the combination of employees who best exemplify our values and the achievement of results. We believe that providing a rewards program not only increases engagement and performance, but meaningfully recognizes those employees who go above and beyond to positively impact our company and culture.

Compensation, Equity and Benefits: We have designed a broad-based compensation program that is designed attract, retain and motivate our employees to deliver sustainable long-term value. We seek to deliver performance-driven, market competitive reward opportunities commensurate with company and individual performance.  All employees of Wave receive base salaries, cash bonuses, new hire equity grants and annual long-term incentive grants, in addition to our generous benefits package. We believe that providing employees with an ownership interest in the Company will further strengthen the level of employee engagement. Furthermore, equity awards help align the interests of our employees with the long-term interests of our shareholders.  In addition, we have an Employee Stock Purchase Plan (“ESPP”), which provides our employees with an opportunity to purchase shares of our Company at a 15% discount to the market price.

Offering a highly competitive, industry-leading, benefits package is another integral piece of our compensation program. Notably, we provide our employees with access to choice and offer employees a very progressive health insurance package, with no premiums. We also maintain a 401(k) plan with matching contributions that all of our employees are eligible to participate in.

We will continue to evolve and strengthen our human capital management strategies, while furthering our investment in our employees, culture, community partnerships and outreach, and other human capital measures.

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

Our registered office is located at 7 Straits View #12-00, Marina One East Tower, Singapore 018936, and our telephone number at that address is +65 6236 3388. Our principal office for Wave USA is located at 733 Concord Avenue, Cambridge, MA 02138, and our telephone number at that address is +1-617-949-2900. Our registered office for Wave Japan is 2438 Miyanoura-cho, Kagoshima-shi, Kagoshima pref. 891-1394, Japan. Our registered office for Wave Ireland is One Spencer Dock, North Wall Quay, Dublin 1, D01 X9R7, Ireland. Our registered office for Wave UK is 1 Chamberlain Square CS, Birmingham B3 3AX, United Kingdom.

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

We are a clinical-stage genetic medicines company and have incurred significant operating losses since our incorporation in 2012. Our net loss was $149.9 million and $193.6 million for the fiscal years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, we had an accumulated deficit of $683.3 million and $533.4 million, respectively. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We currently have no products on the market and expect that it may be many years, if ever, before we have a product candidate ready for commercialization. We are conducting clinical trials of our two most advanced programs in HD and expect to deliver data from those trials at the end of the first quarter of 2021. Also in 2021, we expect to initiate dosing in three new clinical trials with compounds containing our novel PN backbone chemistry modifications, including WVE-003 in HD, WVE-004 in ALS and FTD, and WVE-N531 in DMD. Beyond neurology, we are advancing our first ADAR editing program in alpha-1 antitrypsin disorders. We are also evaluating our ophthalmology programs and continue to explore additional targets in neurology and hepatic disorders.

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

Our future capital requirements will depend on many factors, including, but not limited to, the following:

•	our monthly spending levels, based on new and ongoing development and corporate activities;
•	the scope, progress, results and costs of drug discovery, preclinical and clinical development for our product candidates;

•	our ability to establish and maintain collaboration arrangements, and whether our collaboration partners decide to exercise option rights in connection with targets and development programs;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to obtain marketing approval for our product candidates;
•	the impacts of the COVID-19 global pandemic (and emerging or future variants of COVID-19) on our business;
•

the achievement of milestones and other development targets that trigger payments under our collaborations with Takeda Pharmaceutical Company Limited (“Takeda”), or any other strategic collaborations into which we may enter;

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

To date, we have primarily financed our operations through sales of our securities and our collaborations with third parties. As a privately held company, we received an aggregate of $89.3 million from the sale of our securities. As a publicly traded company, through March 3, 2021, we have received an aggregate of $484.5 million in gross proceeds from public offerings of our securities, or approximately $449.4 million in net proceeds, including gross proceeds of $111.9 million from our November 2015 initial public offering, $100.0 million from our April 2017 follow-on public offering, $172.6 million from our January 2019 follow‑on public offering, and $100.0 million from our September 2020 follow-on public offering. On March 2, 2020, we filed a post-effective amendment to our registration statement on Form S-3 (the “Registration Statement”) because we no longer qualified as a “well-known seasoned issuer” as such term is defined in Rule 405 of the Securities Act of 1933, as amended. The Registration Statement includes a base prospectus covering the offering, issuance and sale of up to $340.0 million in the aggregate of our ordinary shares, debt securities, warrants, and rights, separately or as units or any combination thereof, in one or more offerings. The Registration Statement also includes a prospectus covering up to an aggregate of $190.0 million in ordinary shares that we may issue and sell from time to time, through Jefferies LLC acting as our sales agent, pursuant to the open market sales agreement that we entered into with Jefferies LLC in May 2019 for our at-the-market equity program. As of March 3, 2021, we have received $60.9 million in gross proceeds from our at-the-market equity program under the sales agreement prospectus pursuant to the Registration Statement. In addition, we have received $40.0 million under our collaboration with Pfizer and received (or are due to receive) an aggregate of $230.0 million in equity investments, upfront and committed payments under our collaboration with Takeda, exclusive of any potential future milestone and royalty payments. We intend to seek additional funding in the future through collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these financing sources.

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

We are a clinical-stage genetic medicines company with a limited operating history. We commenced active operations in 2012. Our operations to date have been limited to organizing and staffing our company, research and development activities, manufacturing, preclinical and clinical development, patient advocacy activities, business planning and raising capital. Prior to 2017, all of our product candidates were in the preclinical development stage. We are conducting clinical trials of our two most advanced programs in HD and expect to deliver data from those trials at the end of the first quarter of 2021. Also in 2021, we expect to initiate dosing in three new clinical trials with compounds containing our novel PN backbone chemistry modifications, including WVE-003 in HD, WVE-004 in ALS and FTD, and WVE-N531 in DMD. Beyond neurology, we are advancing our first ADAR editing program in alpha-1 antitrypsin disorders. We are also evaluating our ophthalmology programs and continue to explore additional targets in neurology and hepatic disorders. We have not yet demonstrated our ability to successfully complete pivotal clinical trials, obtain marketing approvals, or conduct sales and marketing activities necessary for successful product commercialization. We have limited experience manufacturing our products at commercial scale or arranging for a third party to do so on our behalf. Typically, it takes many years to develop and commercialize a therapeutic from the time it is discovered to when it is available for treating patients. Further, drug development is a capital-intensive and highly speculative undertaking that involves a substantial degree of risk. You should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by biotechnology companies in the early stages of clinical development, such as ours. Any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

We, or third parties upon whom we depend, may face risks related to health epidemics, including the novel coronavirus (COVID-19) pandemic and variants thereof, which may delay our ability to complete our ongoing clinical trials, initiate additional clinical trials, delay regulatory activities and have other adverse effects on our business and operations.

Since December 2019, multiple countries throughout the world and their economies, including the United States, have been subject to intermittent shutdowns and adversely affected by the COVID-19 global pandemic. To date, responsive measures such as social distancing, work-from-home policies, travel bans and quarantines have been implemented in many countries throughout the world, including the United States. We are in the midst of the global pandemic; therefore, we are continuing to evaluate the situation and the extent to which these responsive measures may materially and adversely affect our business operations and financial condition.

As a clinical-stage company with multiple programs and multiple clinical trials currently underway, the pandemic is impacting the execution of our clinical trials. We have clinical trial sites located in countries that have been affected by COVID-19 and variants thereof. Clinical site initiation and patient enrollment has been delayed due to prioritization of hospital resources in favor of COVID-19 patients and difficulties in recruiting clinical site investigators and clinical site staff. Some patients have not be able to comply with clinical trial protocols caused by quarantines impeding patient movement and interrupting healthcare services, or patients may not be willing to travel to clinical trial sites. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened risk of exposure to COVID-19, has been negatively impacted, which has delayed the timelines of our clinical trial operations. We are continuing to experience delays and disruptions in our clinical trials and preclinical studies due to resource constraints at contract research organizations and vendors along their supply chain. We may also experience interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical trial endpoints.

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

We have implemented procedures to protect our workforce in manufacturing and laboratory operations while ensuring appropriate remote working protocols have been implemented for our employees who can work from home. The spread of COVID-19 and the responsive measures taken to date have limited our access to our facilities and caused the majority of our employees to work from home. We continue to monitor the global spread of COVID-19 and the response of international, national and local authorities, and have implemented and will continue to implement measures that we believe are appropriate and necessary for our business and the safety of our employees. In response to these public health directives and orders, we have implemented a work-from-home policy for our employees. The effects of the executive order, the stay-at-home advisory and our work-from-home policy may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. The increase in working remotely has increased our cybersecurity risk, has created data accessibility concerns, and has made us more susceptible to communication disruptions. In addition, as a result of potential shelter-in-place orders or other mandated travel restrictions, our on-site staff conducting research and development and manufacturing activities have experienced difficulties and delays in accessing our laboratories or manufacturing space.

Our future capital requirements depend on many factors, including the continued uncertainty and duration of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our securities or such sales may be on unfavorable terms.

The COVID-19 global pandemic, including any emerging variants of COVID-19, is continuing to evolve rapidly and subject to change. While we are adapting our processes to lessen the impact that COVID-19 may have on our business, we do not yet know the full extent of delays or long-term impacts on our business, our clinical trials, healthcare systems or the global economy. These impacts are highly uncertain and cannot be predicted with confidence, such as variants of the virus that may evolve, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. These effects may materially adversely affect our business, financial condition, results of operations, and prospects.

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

A number of clinical trials for oligonucleotide products conducted by other companies have not been successful, but some have received regulatory approval. The pharmacological properties ascribed to the investigational compounds we are testing in laboratory studies may not be positively demonstrated in clinical trials in patients, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. For example, in December 2019, we discontinued development of suvodirsen for patients with DMD based on the interim analysis of the Phase 1 open-label extension (OLE) study. If our product candidates prove to be ineffective, unsafe or commercially unviable, PRISM and our pipeline would have little, if any, value, which would substantially harm our business, financial condition, results of operations and prospects. In addition, our approach, which focuses on using oligonucleotides for drug development, as opposed to multiple or other, more advanced proven technologies, and new products and technologies that may enter the market, may expose us to additional financial risks and make it more difficult to raise additional capital if we are not successful in developing one or more oligonucleotides that receive regulatory approval.

Because we are developing oligonucleotides, which are considered a relatively new class of drugs, there is increased risk that the outcome of our clinical trials will not be sufficient to obtain regulatory approval.

The FDA and comparable ex-U.S. regulatory agencies have relatively limited experience with oligonucleotides, which may increase the complexity, uncertainty and length of the regulatory review process for our product candidates. To date, the FDA has approved only 11 oligonucleotides for marketing and commercialization. Even though the FDA in January 2021 issued a draft guidance document relating to IND submissions for individualized antisense oligonucleotide drugs for severely debilitating or life-threatening genetic diseases, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines specifically in relation to the development considerations for these drugs. The general lack of policies, practices or guidelines specific to oligonucleotides may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the development of our product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. Furthermore, in recent years, there has been increased public and political pressure on the FDA with respect to the approval process for new drugs, and the FDA’s standards, especially regarding drug safety, appear to have become more stringent. As a result of the foregoing factors, we may never receive regulatory approval to market and commercialize any product candidate.

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

We are conducting clinical trials of our two most advanced programs in HD and expect to deliver data from those trials at the end of the first quarter of 2021. Also in 2021, we expect to initiate dosing in three new clinical trials with compounds containing our novel PN backbone chemistry modifications, including WVE-003 in HD, WVE-004 in ALS and FTD, and WVE-N531 in DMD. Beyond neurology, we are advancing our first ADAR editing program in alpha-1 antitrypsin disorders. We are also evaluating our ophthalmology programs and continue to explore additional targets in neurology and hepatic disorders. However, we currently have no products on the market. We have invested a significant portion of our efforts and financial resources in the identification and preclinical and clinical development of our oligonucleotides, the development of PRISM and our novel PN backbone chemistry modifications, and the continued growth of our manufacturing capabilities. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. Our success will depend on several factors, including the following:

•	successfully completing preclinical studies and clinical trials;
•	successfully conducting process development and manufacturing campaigns in accordance with current good manufacturing practice (“cGMP”);
•	receiving regulatory approvals from applicable regulatory authorities to market our product candidates and, to the extent necessary, our companion diagnostic tests;
•	establishing commercial manufacturing capabilities or making arrangements with third party contract manufacturing organizations (“CMOs”);
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	the degree to which we are successful in our collaboration with Takeda, and any additional collaborations we may establish;
•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;
•	acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies; and
•	continuing to maintain an acceptable safety profile of the products following approval.

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
•

retain and recruit in a timely manner a sufficient number of patients necessary to conduct a clinical trial, which is a function of many factors, including the impact of the COVID-19 global pandemic, the proximity of participants to clinical sites, the size of the relevant population, the eligibility criteria for the trial, possible side effects from treatments, the existence of competing clinical trials, the involvement of patient advocacy groups, the availability of new or alternative treatments, lack of efficacy, personal issues and ease of participation;

•	manage the impact of the COVID-19 pandemic on our early-stage discovery efforts and clinical trials;
•	open study sites, and enroll, treat, and monitor patients due to local restrictions implemented in response to the COVID-19 or other global health pandemics;
•	develop companion diagnostic tests for use with certain of our product candidates;
•	manufacture and maintain a sufficient amount of clinical material, internally or through third parties;
•	ensure adherence to trial designs and protocols agreed upon and approved by regulatory authorities and applicable regulatory and legal guidelines;
•	manage or resolve unforeseen adverse side effects during a clinical trial;
•	execute clinical trial designs and protocols approved by regulatory authorities without deficiencies;
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

In order to develop our product candidates, apply for regulatory approvals and commercialize our product candidates, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. In September 2016, we entered into a lease for a multi-use facility of approximately 90,000 square feet in Lexington, Massachusetts to provide internal cGMP manufacturing capabilities and increase control and visibility of our drug substance supply chain, and we began cGMP manufacturing in this facility at the beginning of 2018. This facility supplements our existing Cambridge, Massachusetts laboratory and office space headquarters, enhances our ability to secure drug substance for current and future development activities and may provide commercial-scale manufacturing capabilities. However, while we have established and continue to enhance our internal cGMP manufacturing capabilities, we have limited experience manufacturing drug substance on a commercial scale, and we will incur significant costs to develop this expertise internally.

In addition to the oligonucleotides that we manufacture internally, we continue to utilize CMOs to manufacture the oligonucleotides required for our preclinical studies and clinical trials. There are a limited number of manufacturers that supply oligonucleotides. There are risks inherent in pharmaceutical manufacturing that could affect our ability or the ability of our CMOs to meet our delivery time requirements or provide adequate amounts of material to meet our clinical trial demands on our projected timelines. Included in these risks are potential synthesis and purification failures and/or contamination during the manufacturing process, as well as other issues with our facility or the CMOs’ facilities and ability to comply with the applicable manufacturing requirements, which could result in unusable product and cause delays in our manufacturing timelines and ultimately delay our clinical trials, as well as result in additional expense to us. To manufacture our oligonucleotides, we rely on third parties to supply the required raw materials. We will likely need to secure alternative suppliers for these raw materials, and such alternative suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. For example, we source certain materials used in the manufacture of our products from China and other countries outside of the United States; the coronavirus outbreak or other similar global disruptions could make access to our existing supply chain difficult and could impact our business. Additionally, our cost of goods development is at an early stage. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates.

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

We are conducting clinical trials of our two most advanced programs in HD and expect to deliver data from those trials at the end of the first quarter of 2021. Also in 2021, we expect to initiate dosing in three new clinical trials with compounds containing our novel PN backbone chemistry modifications, including WVE-003 in HD, WVE-004 in ALS and FTD, and WVE-N531 in DMD. Beyond neurology, we are advancing our first ADAR editing program in alpha-1 antitrypsin disorders. We are also evaluating our ophthalmology programs and continue to explore additional targets in neurology and hepatic disorders. Although we continue to build on our experience in manufacturing oligonucleotides, we have limited experience as a company manufacturing product candidates for commercial supply. We may never be successful in manufacturing product candidates in sufficient quantities or with sufficient quality for commercial use. Our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, operator error, natural disasters, unavailability of qualified personnel, difficulties with logistics and shipping, problems regarding yields or stability of product, contamination or other quality control issues, power failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Before obtaining regulatory approval for the commercial distribution of any of our product candidates, we must conduct, at our own expense, extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for drugs in preclinical and clinical development is high. For example, in December 2019, we discontinued development of suvodirsen for patients with DMD based on the interim analysis of the Phase 1 open-label extension (OLE) study.

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
•

an inability to open study sites, or enroll, treat, and monitor patients due to local restrictions implemented in response to COVID-19 (emerging or future variants of COVID-19) or other global health pandemics;

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

The results from preclinical studies or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent subjects or in subsequent clinical trials of that product candidate or any other product candidate. The design of a clinical trial can determine whether its results will support approval of a product candidate and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Product candidates that seemingly perform satisfactorily in preclinical studies may nonetheless fail to obtain regulatory approval. For example, our preclinical studies for suvodirsen yielded positive results. However, in December 2019, the interim analysis of the Phase 1 open-label extension (OLE) study of suvodirsen for patients with DMD showed no change from baseline in dystrophin expression and resulted in our discontinuation of the suvodirsen program. There is a high failure rate for drugs proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could negatively affect our business and operating results.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the COVID-19 global pandemic or emerging or future variants of COVID-19, the size of the patient population, the age and condition of the patients, the stage and severity of disease, the nature and requirements of the protocol; the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments, can result in increased costs, longer development times or termination of a clinical trial.

In addition, our success may depend, in part, on our ability to identify patients who qualify for our clinical trials, or are likely to benefit from any medicines that we may develop, which will require those potential patients to undergo a screening assay, which we also refer to as a companion diagnostic test, for the presence or absence of a particular genetic sequence. For example, in HD, we are conducting clinical trials for WVE-120101 and WVE-120102, and expect to begin dosing for WVE-003 in 2021. Each program targets a different SNP associated with the mutant alleles of the HTT gene, while each SNP has a particular demographic distribution and defines a subpopulation of patients suited for allele-specific interventions. Approximately 80% of the HD patient population carry one, two, or three of the three most common SNPs. We have developed a novel screening assay that is intended to identify whether a patient has the particular SNP that our product candidate is targeting, and partnered with a third party for testing in future trials. If we, or any third parties that we engage to assist us are unable to successfully identify patients with the appropriate SNPs that we are targeting, the percentage of patients with the SNPs we are targeting is lower than expected, or experience delays in testing, we may not realize the full commercial potential of any product candidates we develop.

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

Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory authorization prior to commercialization. We are not a medical device company, and we have limited experience developing medical devices. A more detailed description of the FDA approval process for companion diagnostic tests is included under “Business – Government Regulation – In Vitro Diagnostic Tests for Biomarkers.” Given our limited experience in developing and commercializing companion diagnostic tests, we may seek to collaborate with third parties to assist us in the design, manufacture, regulatory authorization and commercialization of the companion diagnostic tests for some of our product candidates. In November 2019, we entered into a collaboration with Asuragen, Inc. (“Asuragen”) for the development and commercialization of companion diagnostics for our allele-selective product candidates in HD. We, Asuragen and other potential collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostic tests, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by us or our collaborators to develop or obtain regulatory authorization of the companion diagnostic tests could delay or prevent approval of our product candidates. If we, Asuragen or any other third parties that we engage to assist us, are unable to successfully develop, validate, and commercialize companion diagnostic tests for our drug candidates, or experience delays in doing so, our clinical trials and our business could be materially harmed.

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

We are not guaranteed to maintain or receive orphan status for our current or future product candidates, and if our product candidates that were granted orphan status were to lose their status as an orphan drug or the marketing exclusivity provided to it in the United States, our business and results of operations could be materially adversely affected. While orphan status for any of our products, if granted or maintained, would provide market exclusivity in the United States for the time periods specified above, we would not be able to exclude other companies from manufacturing and/or selling products using the same active ingredient for the same indication beyond the exclusivity period applicable to our product on the basis of orphan drug status. In addition, orphan exclusivity does not block the approval of a different drug or biologic for the same rare disease or condition, nor does it block the approval of the same drug or biologic for different conditions. Even if we are the first to obtain approval of an orphan product candidate and are granted exclusivity in the United States, there are circumstances under which a later competitor product may be approved for the same indication during the period of marketing exclusivity, such as if the later product is shown to be clinically superior to our product or if we are not able to provide a sufficient quantity of the orphan drug.

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

The pharmaceutical industry is intensely competitive. If we are unable to compete effectively with existing drugs, new treatment methods and new technologies, we may be unable to commercialize successfully any drugs that we develop.

The pharmaceutical industry is intensely competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs for the same diseases that we are targeting or expect to target. Many of our competitors have:

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

In particular, in March 2010, the Patient Protection and Affordable Care Act (the “ACA”) was signed into law. This legislation changed the system of healthcare insurance and benefits and was intended to broaden access to healthcare coverage, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the healthcare industry, impose health policy reforms, and control costs. This law also contains provisions that would affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. We continue to evaluate the effect that the ACA has or any potential changes to the ACA could have on our business. Additional federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the United States to increase pressure on drug pricing and reimbursement. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

All aspects of our business, including research and development, manufacturing, marketing, pricing, sales, litigation, and intellectual property rights, are subject to extensive legislation and regulation. Changes in applicable U.S. federal and state laws and agency regulation, as well as foreign laws and regulations, could have a materially negative impact on our business. In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates or any potential future product candidates of ours, restrict or regulate post-approval activities, or affect our ability to profitably sell any product candidates for which we obtain marketing approval. Increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Congress also must reauthorize the FDA’s user fee programs every five years and often makes changes to those programs in addition to policy or procedural changes that may be negotiated between the FDA and industry stakeholders as part of this periodic reauthorization process. The negotiation process for the next cycle of prescription drug and medical device user fee programs is beginning in 2020 as those programs must be reauthorized by Congress in mid-2022.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in health care systems with the stated goals of containing health care costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, Congress passed the ACA, which substantially changed the way health care is financed by both the government and private insurers, and significantly impacts the United States pharmaceutical industry. As another example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive health care provisions and amendments to existing laws, including a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s average sales price, or ASP, to DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties.

There remain judicial and Congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or effectively repealed. In particular, in December of 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act, effective January 1, 2019. In December 2019, the Fifth Circuit Court of Appeals upheld the district court’s ruling that the individual mandate in the ACA was unconstitutional but remanded the case to the district court to determine whether other reforms enacted as part of the ACA but not specifically related to the individual mandate or health insurance could be severed from the rest of the ACA so as not to have the law declared invalid in its entirety. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and allocated one hour for oral arguments, which occurred on November 10, 2020. A decision from the Supreme Court is expected to be issued in spring 2021. It is unclear how this litigation and other efforts to repeal and replace the ACA will affect the implementation of that law, the pharmaceutical industry more generally, and our business.   Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, CMS published a final rule that would give states greater flexibility, effective January 1, 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. We continue to evaluate the potential impact of the ACA and its possible repeal or replacement on our business.

The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. If there are not adequate reimbursement levels, our business and results of operations could be adversely affected.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken.  However, the Medicare sequester reductions under the Budget Control Act of 2011 was suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic, pursuant to provisions of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which also extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The 2021 Consolidated Appropriations Act was subsequently signed into law on December 27, 2020 and extends the CARES Act suspension period to March 31, 2021.

In addition, the Drug Supply Chain Security Act enacted in 2013 imposed obligations on manufacturers of pharmaceutical products related to product tracking and tracing. More recently, on December 20, 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the CREATES Act. The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. The CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown. Other legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are unsure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or whether such changes will have any impact on our business.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices considering the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, state legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (PBMs) and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.

At the federal level, DHHS has solicited feedback on various measures intended to lower drug prices and reduce the out of pocket costs of drugs and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. In addition, in September 2020, the FDA finalized a rulemaking to establish a system whereby state governmental entities could lawfully import and distribute prescription drugs sourced from Canada. Those new regulations became effective on November 30, 2020, although the impact of such future programs is uncertain in part because lawsuits have been filed challenging the government’s authority to promulgate them. The final regulations may also be vulnerable to being overturned by a joint resolution of disapproval from Congress under the procedures set forth in the Congressional Review Act, which could be applied to regulatory actions taken by the Trump administration on or after August 21, 2020 (i.e., in the last 60 days of legislative session of the 116th Congress). Congress and the executive branch have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, in July 2020, President Trump announced four executive orders related to prescription drug pricing that attempted to implement several of his Administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directed DHHS to finalize the Canadian drug importation proposed rule previously issued by DHHS (which has since been finalized, as noted above) and made other changes allowing for personal importation of drugs from Canada; one that directed DHHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers after DHHS confirms that the action is not projected to increase federal spending, Medicare beneficiary premiums, or patients’ total out-of-pocket costs (which DHHS finalized in November 2020, also making those rules subject to potentially being overturned under the Congressional Review Act); and one that reduces costs of insulin and epinephrine auto-injectors to patients of federally qualified health centers. President Trump also issued another executive order on September 13, 2020 that directed DHHS to undertake rulemaking in order to test an international reference pricing model for prescription drug products, which was also implemented by DHHS and then challenged in federal court by industry groups in December 2020. The probability of success of these newly announced policies and their impact on the U.S. prescription drug marketplace is unknown. There are likely to be continued political and legal challenges associated with implementing these reforms as they are currently envisioned, and the January 20, 2021 transition to a new Democrat-led presidential administration created further uncertainty. Following his inauguration, President Biden took immediate steps to order a regulatory freeze on all pending substantive executive actions in order to permit incoming department and agency heads to review whether questions of fact, policy, and law may be implicated and to determine how to proceed.  The implementation of cost containment measures or other health care reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Current and future health care legislation could have a significant impact on our business. There is uncertainty with respect to the impact these changes, if any, may have, and any changes likely will take time to unfold. In addition, it is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that qualified health plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges health care providers are facing responding to the COVID-19 virus. Any additional federal or state health care reform measures could limit the amounts that third-party payers will pay for health care products and services, and, in turn, could significantly reduce the projected value of certain development projects and reduce our profitability.

Risks associated with our operations outside of the United States and developments in international trade by the U.S. and foreign governments could adversely affect our business.

We have operations and conduct business outside the United States, and we plan to continue to expand these operations. Therefore, we are subject to risks related to operating in foreign countries, which include unfamiliar foreign laws or regulatory requirements or unexpected changes to those laws or requirements; other laws and regulatory requirements to which our business activities abroad are subject, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act; changes in the political or economic condition of a specific country or region; fluctuations in the value of foreign currency versus the U.S. dollar; our ability to deploy overseas funds in an efficient manner; tariffs, trade protection measures, import or export licensing requirements, trade embargoes, and sanctions (including those administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury), and other trade barriers; global instability from an outbreak of pandemic or contagious disease, including the COVID-19 global pandemic and variants thereof; difficulties in attracting and retaining qualified personnel; and cultural differences in the conduct of business. For example, given developments related to international trade over the past few years, unexpected changes in tariffs could adversely affect our cost of goods sold and/or the foreign sales of our product candidates. Further complicating potential uncertainties caused by conducting business outside the United States are recent political movements that are changing decades-old institutions, including, for example, in 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” On March 29, 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the European Union took effect on January 31, 2020, the effective date of the withdrawal agreement, with a transition period that ended on December 31, 2020. Since a significant proportion of the regulatory framework in the United Kingdom was, prior to Brexit, derived from European Union directives and regulations, Brexit and the new Trade and Cooperation Agreement between the European Union and the United Kingdom that took provisional effect on January 1, 2021 could materially impact the regulatory regime with respect to the approval of any product candidates in the United Kingdom. Changes impacting our ability to conduct business in the United Kingdom or other European Union countries, or changes to the regulatory regime applicable to our operations in those countries (such as with respect to the approval of our product candidates), may materially and adversely impact our business, prospects, operating results, and financial condition. Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the withdrawal of the United Kingdom from the European Union would have and how such withdrawal would affect us. Any of these effects of Brexit, among others, could adversely affect our business, financial condition and operating results.

We or third parties upon whom we depend may be adversely affected by natural disasters and/or health epidemics (including the COVID-19 pandemic and variants thereof), and our business, financial condition and results of operations could be adversely affected.

Natural disasters could severely disrupt our operations and have a material adverse effect on our business operations. If a natural disaster, health epidemic, or other event beyond our control occurred that prevented us from using all or a significant portion of our office, manufacturing and/or lab spaces, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult for us to continue our business for a substantial period of time. Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. For example, COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020 and is continuing to evolve. The COVID-19 global pandemic, including emerging or future variants of COVID-19, and its impact on our business is highly uncertain and subject to change. We do not yet know the full extent of potential delays or long-term impacts on our business, our preclinical studies and clinical trials, healthcare systems or the global economy. In addition, certain of our research and development efforts are conducted globally. A health epidemic or other outbreak could materially and adversely affect our business, financial condition and results of operations.

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

We depend on third-party collaborators for the co-development and co-commercialization of certain of our product candidates and we face significant competition to the extent we elect to collaborate with others. Our potential future collaborators include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. In April 2018, we commenced a collaboration with Takeda to discover, develop and commercialize oligonucleotides for disorders of the CNS. The collaboration provides Takeda with the option to globally co-develop and commercialize programs targeting HD, ALS, FTD, and SCA3, which we will have the right to co-commercialize in the United States. In addition, Takeda will have the right to exclusively license multiple preclinical programs for CNS disorders, including Alzheimer’s disease (“AD”) and Parkinson’s disease (“PD”). Collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. We may also be restricted under existing license or collaboration agreements from entering into agreements on certain terms with other potential collaborators. If we are unable to enter into collaborations with respect to a product candidate, we may have to curtail the development of such product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

We do not currently have any sales and marketing or distribution capabilities. Accordingly, we have entered into a collaboration with Takeda in CNS, which we believe can assist us in building these capabilities. We may also enter into additional alliances in the future. We have selectively chosen to enter into a collaboration in the field of CNS with Takeda because we believe this is the optimal way for us to leverage our resources and create significant value for ourselves and our shareholders, as we advance oligonucleotide candidates for genetically defined diseases.

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

We do not independently conduct all aspects of our drug discovery activities, compound formulation research, preclinical studies, or clinical trials of product candidates. We currently rely, and expect to continue to rely, on third parties to conduct some aspects of our research and development, preclinical and clinical studies. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, for product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our studies that support our clinical trial applications and our clinical trials are conducted in accordance with the study plan and protocols for the trial. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we will not be able to complete, or may be delayed in completing, the necessary preclinical studies to enable us or our strategic alliance partners to select viable product candidates for clinical trial application submissions and will not be able to, or may be delayed in our efforts to, successfully develop and commercialize such product candidates.

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

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our preclinical and clinical development programs could be delayed and otherwise adversely affected. In all events, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. The FDA and other health authorities require clinical trials to be conducted in accordance with good clinical practices, including conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. If we or our CROs fail to comply with these requirements, the data generated in our clinical trials may be deemed unreliable or uninterpretable and the FDA and other health authorities may require us to perform additional clinical trials. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Any such event could adversely affect our business, financial condition, results of operations and prospects.

We rely on third parties in the supply and manufacture our product candidates for our research, preclinical and clinical activities, and may do the same for commercial supplies of our product candidates.

While we have built our own internal manufacturing capabilities, we have not yet manufactured our product candidates on a commercial scale, and may not be able to do so for any of our product candidates. In addition, we currently rely on third parties in the supply and manufacture the materials for our research, preclinical and clinical activities and may continue to do so for the foreseeable future. We may do the same for the commercial supply of our drug product. We use third parties to perform additional steps in the manufacturing process, such as the filling, finishing and labeling of vials and storage of our product candidates and we expect to do so for the foreseeable future. There can be no assurance that our supply of research and development, preclinical and clinical development drug candidates and other materials will not be limited, interrupted or restricted or will be of satisfactory quality or continue to be available at acceptable prices. Replacement of any of the third parties we may engage could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, raw materials, reagents, and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available, may not be suitable or acceptable for use due to material or component defects, or may introduce variability into the supply of our product candidates. Furthermore, with the increase of companies developing nucleic acid therapeutics, there may be increased competition for the supply of the raw materials that are necessary to make our oligonucleotides, which could severely impact the manufacturing of our product candidates.

We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and they must be acceptable to the FDA or approved by foreign regulatory authorities Suppliers and manufacturers, including us, must meet applicable manufacturing requirements, including compliance with cGMP regulations, and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards. In the event that any of our suppliers or manufacturers fail to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, some of which may be out of their or our control, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to increase the manufacturing of the materials ourselves, for which we currently have limited capabilities and resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. Any interruption of the development or operation of the manufacturing of our product candidates, such as order delays for equipment or materials, equipment malfunction, quality control and quality assurance issues, regulatory delays and possible negative effects of such delays on supply chains and expected timelines for product availability, production yield issues, shortages of qualified personnel, discontinuation of a facility or business or failure or damage to a facility resulting from natural disasters, could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available product candidates or materials. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

We are highly dependent upon our senior management and our scientific, clinical and medical staff and advisors. The loss of the service of any of the members of our senior management or other key employees could delay our research and development programs and materially harm our business, financial condition, results of operations and prospects. In addition, we expect that we will continue to have an increased need to recruit and hire qualified personnel as we advance our programs and expand operations. Failure to successfully recruit and retain personnel could impact our anticipated development plans and timelines. For example, in 2019, as a result of the stock price decline and our workforce reduction following the announcement of our decision to discontinue our development of suvodirsen in DMD, and more recently, in light of the COVID-19 global pandemic, we may face challenges in retaining and attracting employees to support our research and development efforts, and our failure to do so could have an adverse effect on our ability to execute on our business plan. We are dependent on the continued service of our technical personnel because of the highly technical and novel nature of our product candidates, platform and technologies and the specialized nature of the regulatory approval process. Replacing such personnel may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully execute our business strategy. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in preclinical and clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unable to attract and retain qualified personnel, the rate and success at which we may be able to discover and develop our product candidates and implement our business plan will be limited.

As we continue our preclinical studies and clinical trials and advance to further clinical development, we may experience difficulties in managing our growth and expanding our operations.

Although we have assembled a team of employees with experience developing medicines and obtaining regulatory approval to market those medicines, we have limited experience as a company in drug development. We are conducting clinical trials of our two most advanced programs in HD and expect to deliver data from those trials at the end of the first quarter of 2021. Also in 2021, we expect to initiate dosing in three new clinical trials with compounds containing our novel PN backbone chemistry modifications, including WVE-003 in HD, WVE-004 in ALS and FTD, and WVE-N531 in DMD. Beyond neurology, we are advancing our first ADAR editing program in alpha-1 antitrypsin disorders. We are also evaluating our ophthalmology programs and continue to explore additional targets in neurology and hepatic disorders. As we advance product candidates through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In addition, we must manage our relationships with collaborators or partners, suppliers and other organizations, including our collaboration with Takeda. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. In addition, our future growth may require significant capital expenditures and may divert financial resources from other projects, such as the development of our product candidates. If we are unable to effectively manage our future growth, our expenses may increase and our ability to generate revenue could be reduced.

Our employees, consultants and collaborators may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of fraud and other misconduct by our employees, consultants and collaborators. Such misconduct could include intentional failures to comply with FDA and other foreign agency regulations, provide accurate information to the FDA, comply with manufacturing standards required by the FDA or that we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

The secure processing, storage, maintenance and transmission of this critical information by us, or our CROs and other third parties, is vital to our operations and business strategy. Although we are proactive in our approach and take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, or that of our CROs or other third parties, may be vulnerable to attacks by hackers, viruses, breaches, interruptions due to employee error, malfeasance or other disruptions, lapses in compliance with privacy and security mandates, or damage from natural disasters, terrorism, war and telecommunication and electrical failures. Any such event could compromise our networks, or that of our CROs or other third parties, and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen.

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

For the years ended December 31, 2020 and 2019, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, the results of our operations or our cash flows. A hypothetical 10% change in foreign currency rates would not have a material impact on our historical financial position or results of operations. However, there can be no assurance that changes in foreign currency exchange rates will not have a material adverse impact on us in the future.

The effects of the Tax Cuts and Jobs Act and future changes in tax laws could adversely affect our business and financial conditions.

The Tax Cuts and Jobs Act (the “Tax Act”) significantly reformed the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, included changes to U.S. federal tax rates, imposed significant additional limitations on the deductibility of interest and net operating loss carryforwards, allowed for the expensing of capital expenditures, and put into effect the migration from a “worldwide” system of taxation to a territorial system. These changes and other aspects of the Tax Act remain subject to developing interpretation and clarification. Further, the new administration could introduce modifications, technical corrections or clarifications to the Tax Act or other changes in tax laws. Increases in tax rates or modifications and changes in tax laws, including the Tax Act, could materially and adversely affect our business and financial conditions.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Additionally, FDA and regulatory authorities outside the United States may various restrictions or other policy measures in response to the COVID-19 pandemic.  If a prolonged government shutdown or slowdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In the United States and some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there usually are very substantial and rapid declines in the product’s sales. Accordingly, our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including trademarks, trade secrets and in-licenses of intellectual property rights of others, for our product candidates and platform technologies, methods used to manufacture our product candidates, methods of patient stratification and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. Certain research and development activities involved in pharmaceutical development are exempt from patent infringement in the United States and other jurisdictions, for example, in the U.S. by the provisions of 35 U.S.C. § 271(e)(1) (the “Safe Harbor”). However, in the U.S. and certain other jurisdictions, the Safe Harbor exemption terminates when the sponsor submits an application for marketing approval (e.g., a New Drug Application (“NDA”) in the U.S.). Therefore, the risk that a third party might allege patent infringement may increase as our products approach commercialization. We may not be able to apply for patents or obtain patent protection on certain aspects of our product candidates or our platform in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable, or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates, our platform technologies, or any methods relating to them, or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain and involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

Legal issues related to the patentability of biopharmaceuticals, and methods of their manufacture and use, are complex and uncertain in some countries. In some countries, applicants are not able to protect methods of treating human beings or medical treatment processes. Intellectual property protection varies throughout the world and is subject to change over time. Certain jurisdictions have enacted various rules and laws precluding issuance of patents encompassing any methods a doctor may practice on a human being or any other animal to treat a disease or condition. Further, many countries have enacted laws and regulatory regimes that do not allow patent protection for methods of use of known compounds. Particularly given that some of our product candidates may represent stereopure versions of previously described oligonucleotides, it may be difficult or impossible to obtain patent protection for them in relevant jurisdictions. Thus, in some countries and jurisdictions, it may not be possible to patent some of our product candidates at all. In some countries and jurisdictions, only composition claims may be obtained, and only when those compositions are or contain compounds that are new and/or novel. Also, patents issued with composition claims (i.e., covering product candidates) cannot always be enforced to protect methods of using those compositions to treat or diagnose diseases or medical conditions. In such countries or jurisdictions, enforcement of patents to protect our product candidates, or their uses, may be difficult or impossible. Lack of patent protection in such cases may have a materially adverse effect on our business and financial condition.

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

We generally file a provisional patent application first (a priority filing) at the USPTO. A Patent Cooperation Treaty (“PCT”) application is usually filed within 12 months after the priority filing. Regional and/or national patent applications may be pursued outside of the United States, either based on a PCT application or as a direct filing, in some cases claiming priority to a prior U.S. or PCT filing. Some of our cases have been filed in multiple jurisdictions, including major market jurisdictions. We also commonly enter the national stage in the United States through a PCT filing. We have so far not filed for patent protection in all national and regional jurisdictions where such protection may be available. In addition, we may decide to abandon national and regional patent applications before grant. Finally, the grant proceeding of each national or regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant registration authorities, while granted by others. It is also quite common that depending on the country, different scopes of patent protection may be granted on the same product or technology.

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

The requirements for patentability may differ in certain countries. For example, some jurisdictions may have heightened requirements for patentability compared to others, and may specifically require a detailed description of medical uses of a claimed drug. In some jurisdictions, unlike the United States, there is no link between regulatory approval of a drug and its patent status. Furthermore, generic or biosimilar drug manufacturers or other competitors may challenge the scope, validity or enforceability of our or our licensors’ or collaborators’ patents, requiring us or our licensors or collaborators to engage in complex, lengthy and costly litigation or other proceedings. Generic or biosimilar drug manufacturers may develop, seek approval for, and launch generic versions of our products. Accordingly, our and our licensors’ and collaborators’ efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

As a company incorporated under the laws of the Republic of Singapore, we are required to comply with the laws of Singapore, certain of which are capable of extra-territorial application, as well as our constitution. In particular, we are required to comply with certain provisions of the Securities and Futures Act of Singapore (Cap 289) (the “SFA”), which prohibit certain forms of market conduct and require certain information disclosures, and impose criminal and civil penalties on corporations, directors and officers in respect of any breach of such provisions. We are required to comply with the Singapore Code on Take-Overs and Mergers (the “Singapore Takeover Code”), which specifies, among other things, certain circumstances in which a general offer is to be made upon a change in effective control, and further specifies the manner and price at which voluntary and mandatory general offers are to be made.

We are also subject to Section 34 of the Singapore Patents Act, which provides that a person residing in Singapore is required to obtain written authorization from the Singapore Registrar of Patents (the “Registrar”) before filing an application for a patent for an invention outside of Singapore, unless certain conditions have been satisfied. A violation of Section 34 is a criminal offense punishable by a fine not exceeding S$5,000, or imprisonment for a term not exceeding two years, or both. There have been some instances where we have undertaken filings outside of Singapore, and there may be instances where we are required to make such filings in the future, without first obtaining written authorization from the Registrar. We have notified the Registrar of such filings and we have since implemented measures to address the requirements of Section 34 moving forward. To date, the Registrar has offered a compound of some of the offences considered against payment of a sum of S$50 to S$ 100 per considered case. Under Singapore law, the Registrar has discretion to offer a compound of such offences against payment of a sum of money of up to S$2,000, or to prosecute the offence subject to the other penalties noted above. There remain approximately 40 patent applications in multiple patent families which we have notified the Intellectual Property Office of Singapore (“IPOS”) of where Section 34 requirements have not been complied with, and are pending IPOS’ decision thereon. We cannot assure you that the Registrar will offer to compound any such violations of Section 34, or that any offer to compound will be for an amount similar to previous compound offers.

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

The rules governing passive foreign investment companies (“PFICs”) can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC, which must be made annually after the close of each taxable year, depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. The fair market value of our assets is expected to relate, in part, to (a) the market price of our ordinary shares and (b) the composition of our income and assets, which will be affected by how, and how quickly, we spend any cash that is raised in any financing transaction. Moreover, our ability to earn specific types of income that we currently treat as non-passive for purposes of the PFIC rules is uncertain with respect to future years. Because the value of our assets for purposes of determining PFIC status will depend in part on the market price of our ordinary shares, which may fluctuate significantly, there can be no assurance that we will not be considered a PFIC for our current taxable year ending December 31, 2021 or for any future taxable year.

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

We are organized in Singapore, and we currently have subsidiaries in the United States, Japan, the United Kingdom, and Ireland. As we grow our business, we conduct, and expect to continue to conduct, increased operations through our subsidiaries in various jurisdictions. If two or more affiliated companies are located in different jurisdictions, the tax laws or regulations of each country generally will require transactions between those affiliated companies to be conducted on terms consistent with those between unrelated companies dealing at arms’ length, and appropriate documentation generally must be maintained to support the transfer prices. We maintain our transfer pricing policies to be compliant with applicable transfer pricing laws, but our transfer pricing procedures are not binding on applicable tax authorities.

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

Our financial results reflect the effect of certain tax credits and the operation of certain tax regimes within the United Kingdom. Recently proposed legislation in the United Kingdom may limit the amount we may be able to claim as a payable tax credit in the future which could impact our financial condition, results of operations and cash flows.

We benefit from the U.K. research and development tax credit regime for small and medium sized companies, whereby our subsidiary in the United Kingdom is able to surrender the trading losses that arise from its research and development activities for a payable tax credit of up to 33.4% of eligible research and development expenditure on staff and consumables. Expenditure of staff supplied by unconnected third parties are eligible for a cash rebate of up to 21.7%.

Due to a recently proposed change in the U.K. legislation affecting the U.K. research and development tax credit regime for small and medium sized companies, our ability to receive a payable tax credit for the surrender of our trading losses from research and development activities incurred from taxable years beginning on or after April 1, 2021 would be limited to the amount equal to three times our “pay as you earn” and U.K. national insurance tax liabilities.

Further, we may not be able to continue to claim a U.K. tax credit for research and development tax credits under the small and medium-sized companies regime in the future if we increase our personnel and expand our business because we may no longer qualify as a small or medium-sized enterprise.

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

Based on information publicly available to us as of December 31, 2020, our executive officers, our directors and their respective affiliates, and our other significant shareholders beneficially own a significant portion of our outstanding ordinary shares. As a result, these shareholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these shareholders may not be the same as or may even conflict with the interests of our other shareholders. For example, these shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders, which could deprive shareholders of an opportunity to receive a premium for their ordinary shares as part of a sale of our company or our assets and might affect the prevailing market price of our ordinary shares. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

We incur significant costs due to operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Protection Act, as well as rules subsequently adopted by the SEC and the Nasdaq Stock Market. These rules and regulations require, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition and establish and maintain effective disclosure and financial controls and corporate governance practices. We expect that compliance with these rules and regulations will continue to substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly, particularly as we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“the JOBS Act”). Our management and other personnel devote a substantial amount of time to these compliance requirements.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

We are required to comply with Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to maintain effective internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that is evaluated frequently. If we fail to maintain the effectiveness of our internal controls or fail to comply in a timely manner with the requirements of the Sarbanes-Oxley Act, or if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, this could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our ordinary shares and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

We maintain our U.S. corporate offices and research and development facilities in Cambridge, Massachusetts, where we lease office and laboratory space. In December 2020, we exercised our option to lease an additional 13,126 square feet of the facility and the lease for the additional space is expected to commence on October 1, 2021. The combined space results in a total of approximately 44,000 square feet, which constitutes the entire building.

We lease approximately 90,000 square feet of office and laboratory space in Lexington, Massachusetts, which we use for our research, development and current good manufacturing practice (“cGMP”) manufacturing.

We also occupy laboratory and office space in Japan. We believe our existing facilities are adequate to meet our current needs.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ordinary shares are traded on the Nasdaq Global Market under the symbol “WVE”.

Shareholders

As of February 22, 2021, we had 48,997,368 ordinary shares outstanding and approximately 12 shareholders of record of our ordinary shares.

Unregistered Sales of Securities

Not applicable.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

Not applicable.

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

We will continue to closely monitor the COVID-19 situation (along with emerging or future variants of COVID-19) as we evolve our business continuity plans. Given the global economic slowdown and the other risks and uncertainties associated with COVID-19, our business, financial condition, results of operations, and prospects could be materially adversely affected. For additional information, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Overview

We are a clinical-stage genetic medicines company committed to delivering life-changing treatments for people battling devastating diseases. Using PRISM™, our proprietary discovery and drug development platform that enables the precise design, optimization and production of novel stereopure oligonucleotides, we aspire to develop best in class medicines for genetically defined diseases with a high degree of unmet need.

We are developing oligonucleotides that target ribonucleic acid (“RNA”) to either reduce the expression of disease-promoting proteins or transform the production of dysfunctional mutant proteins into the production of functional proteins. By intervening at the RNA level, we have the potential to address diseases that have historically been difficult to treat with small molecules or biologics, while retaining the ability to titrate dose and avoid permanent off-target genetic changes and other challenges associated with DNA editing or gene therapy approaches. The mechanisms that we are currently using to target RNA with our oligonucleotides include silencing, splicing, and ADAR (adenosine deaminases acting on RNA)-mediated RNA editing (“ADAR editing”). Oligonucleotides have additional advantages as a therapeutic class including the ability to access multiple tissue types and the ability to modulate the frequency of dosing to ensure broad distribution within tissues over time. Oligonucleotides also have well-established manufacturing processes and validated test methods based on decades of improvements.

The oligonucleotides we are developing with PRISM are stereopure and differ from the mixture-based oligonucleotides currently on the market or in development by others. A stereopure oligonucleotide is comprised of molecules with atoms precisely arranged in three-dimensional orientations at each linkage. Based on our preclinical studies, we believe that controlling the stereochemistry of each backbone position will allow us to optimize the pharmacological profile of our oligonucleotides by maximizing the potential therapeutic benefit while minimizing the potential for side effects and safety risks. To further mitigate pharmacological risks and potential manufacturing challenges, our approach focuses on designing oligonucleotides without the need for delivery vehicles. Through our work in developing stereopure oligonucleotides, we have created and continue to evolve PRISM, our proprietary discovery and drug development platform.

PRISM enables us to target genetically defined diseases with stereopure oligonucleotides across multiple therapeutic modalities. PRISM combines our unique ability to construct stereopure oligonucleotides with a deep understanding of how the interplay among oligonucleotide sequence, chemistry and backbone stereochemistry impacts key pharmacological properties. By exploring these interactions through iterative analysis of in vitro and in vivo outcomes and machine learning-driven predictive modeling, we continue to define design principles that we deploy across programs to rapidly develop and manufacture clinical candidates that meet pre-defined product profiles. In August 2020, we introduced our novel PN backbone chemistry modifications, which were discovered through PRISM and have been shown preclinically to increase potency, tissue exposure and durability across various modalities.

Our lead clinical development programs are focused on genetic diseases within neurology. Our first stereopure therapeutic candidates in development, WVE-120101 and WVE-120102, are designed to selectively target mutant huntingtin (“mHTT”) and spare wild-type, or healthy, huntingtin (“wtHTT”) for the treatment of Huntington’s disease (“HD”). WVE-120101 and WVE-120102 are currently being studied in two Phase 1b/2a clinical trials, PRECISION-HD1 and PRECISION-HD2, and we expect to deliver data from both trials at the end of the first quarter of 2021. We also expect to initiate dosing in three new clinical trials with compounds containing our novel PN backbone chemistry modifications in 2021. These new programs include WVE-003, our mHTT SNP3 program for the treatment of HD, WVE-004, our C9orf72 program for the treatment of amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”), and WVE-N531, our Exon 53 program for the treatment of Duchenne muscular dystrophy (“DMD”). We continue to advance our ATXN3 program in SCA3. We are also pursuing additional programs in disorders of the central nervous system (“CNS”), including Alzheimer’s disease, Parkinson’s disease, and others, in collaboration with Takeda Pharmaceutical Company Limited (“Takeda”). In addition to neurology, our pipeline includes programs in hepatic diseases, including alpha-1 antitrypsin disease (“AATD”), and ophthalmologic disorders, specifically inherited retinal diseases. We continue to invest in PRISM to continue to evolve and apply the expanding capabilities and promise of our unique platform. We have also established and continue to enhance our internal current good manufacturing practices (“cGMP”) manufacturing capabilities to increase control and visibility of our drug substance supply chain, while continuing to innovate oligonucleotide manufacturing.

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss was $149.9 million in 2020 and $193.6 million in 2019. As of December 31, 2020 and 2019, we had an accumulated deficit of $683.3 million and $533.4 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future.

Revenue

We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenue during the years ended December 31, 2020 and 2019 represented revenue earned under our two revenue-generating collaboration agreements: the Pfizer Collaboration Agreement (as defined in Note 5 in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K (“Note 5”)), which was entered into in May 2016 and ended by its original terms in May 2020, and the Takeda Collaboration Agreement (as defined in Note 5), which became effective in April 2018.

Operating Expenses

Our operating expenses since inception have consisted primarily of research and development expenses and general and administrative expenses.

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

Our primary research and development focus since inception has been the development of our proprietary discovery and drug development platform, PRISM. We are using PRISM, which includes our novel PN backbone chemistry modifications, to design, develop and commercialize a broad pipeline of nucleic acid therapeutic candidates that target RNA using silencing, splicing, and ADAR editing.

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

The table below summarizes our research and development expenses incurred for the years ended December 31, 2020 and 2019.

	For the Year Ended December 31,
	2020	2019
	(in thousands)
DMD programs	$7,120	$52,793
HD programs	31,325	18,647
ALS and FTD programs	7,908	2,873
PRISM and other research and development expenses (1)	84,591	101,118
Total research and development expenses	$130,944	$175,431

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

Other Income, Net

Other income, net consists primarily of refundable tax credits from tax authorities and dividend and interest income earned on cash and cash equivalents balances for the years ended December 31, 2020 and 2019. We recognize refundable tax credits when there is reasonable assurance that we will comply with the requirements of the refundable tax credit and that the refundable tax credit will be received.

Income Taxes

We are a Singapore multi-national company subject to taxation in the United States and various other jurisdictions.

In 2020, we recorded an income tax benefit of $0.8 million and in 2019 we recorded no income tax benefit or provision. As of December 31, 2020 and 2019, we have recorded a full valuation allowance against our net operating loss carryforwards and federal and state tax credits in all jurisdictions due to uncertainty regarding future taxable income.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

The following table summarizes our results of operations for 2020 and 2019:

	For the Year Ended December 31,
	2020	2019	Change
	(in thousands)
Revenue	$20,077	$15,983	$4,094
Operating expenses:
Research and development	130,944	175,431	(44,487)
General and administrative	42,510	48,869	(6,359)
Total operating expenses	173,454	224,300	(50,846)
Loss from operations	(153,377)	(208,317)	54,940
Total other income, net	2,626	14,679	(12,053)
Loss before income taxes	(150,751)	(193,638)	42,887
Income tax benefit (provision), net	841	—	841
Net loss	$(149,910)	$(193,638)	$43,728

Revenue

Revenue of $20.1 million and $16.0 million was earned under the Pfizer Collaboration Agreement and Takeda Collaboration Agreement for the years ended December 31, 2020 and 2019, respectively. The $4.1 million increase in revenue is primarily due to an increase in research and development services under the Takeda Collaboration Agreement, partially offset by a decrease in research and development services under the Pfizer Collaboration Agreement, which ended by its original terms in May 2020.

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
	2020	2019	Change
	(in thousands)
DMD programs	$7,120	$52,793	$(45,673)
HD programs	31,325	18,647	12,678
ALS and FTD programs	7,908	2,873	5,035
PRISM and other research and development expenses (1)	84,591	101,118	(16,527)
Total research and development expenses	$130,944	$175,431	$(44,487)

(1)

Includes discovery and development programs, identification of potential drug discovery candidates, and compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $130.9 million for the year ended December 31, 2020, compared to $175.4 million for the year ended December 31, 2019. The decrease of $44.5 million was due primarily to the following:

•	a decrease of $45.7 million in external expenses related to our DMD programs, including suvodirsen, due to our December 2019 decision to discontinue the suvodirsen program;
•

an increase of $12.7 million in external expenses related to our HD programs, including costs related to our Phase 1b/2a clinical trials, PRECISION-HD1 and PRECISION-HD2, and our PN backbone containing WVE-003 program;

•	an increase of $5.0 million in external expenses related to our ALS and FTD programs, including our PN backbone containing WVE-004 program; and
•

a decrease of $16.5 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, including PRISM and the identification of potential drug discovery candidates, primarily due to decreases in supplies, services and compensation-related expenses, due to the February 2020 cost reduction plan.

General and Administrative Expenses

General and administrative expenses were $42.5 million for the year ended December 31, 2020 compared to $48.9 million for the year ended December 31, 2019. The decrease of $6.4 million was mainly driven by decreases in supplies and services and compensation-related expenses, due to the February 2020 cost reduction plan.

Other Income, Net

Other income, net for the years ended December 31, 2020 and 2019 was $2.6 million and $14.7 million, respectively. The decrease of approximately $12.1 million in other income, net is mainly related to the $7.7 million decrease in the other income, which was primarily related to the decrease in estimated refundable tax credit due to a decrease in the year-over-year underlying research and development expenses, as well as a $4.3 million decrease in dividend income earned on cash equivalents during the year ended December 31, 2020.

Income Tax Benefit (Provision), Net

During the year ended December 31, 2020, we recorded an income tax benefit of $0.8 million primarily due to the release of a portion of our uncertain tax positions as a result of a lapse in the statute of limitations. During the year ended December 31, 2019 we recorded no income tax benefit or provision.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net losses. To date, we have primarily funded our operations through private placements of debt and equity securities, public offerings of our ordinary shares and collaborations with third parties. Through December 31, 2020, we have received an aggregate of approximately $808.6 million in net proceeds from these transactions. We received $89.3 million in net proceeds from private placements of our debt and equity securities, $100.4 million in net proceeds from our initial public offering, $40.0 million under the Pfizer Agreements (as defined in Note 5), including $10.0 million as an upfront payment under the Pfizer Collaboration Agreement and $30.0 million in the form of an equity investment, $93.5 million in net proceeds from our April 2017 follow-on underwritten public offering, $170.0 million in upfront payments under the Takeda Agreements (as defined in Note 5), including $110.0 million as an upfront payment under the Takeda Collaboration Agreement (as defined in Note 5) and $60.0 million in the form of an equity investment, $161.8 million in net proceeds from our January 2019 follow-on underwritten public offering, $59.9 million in net proceeds from our at-the-market equity program, and $93.7 million in net proceeds from our September 2020 follow-on underwritten public offering.

As of December 31, 2020, we had cash and cash equivalents of $184.5 million, restricted cash of $3.7 million and an accumulated deficit of $683.3 million. Our operating lease commitments as of December 31, 2020 total $43.8 million, of which $6.3 million is related to payments in 2021 and $37.5 million is related to payments beyond 2021.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	For the Year Ended December 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(115,982)	$(188,231)
Net cash used in investing activities	(1,338)	(3,918)
Net cash provided by financing activities	154,538	164,399
Effect of foreign exchange rates on cash	122	114
Net increase (decrease) in cash, cash equivalents and restricted cash	$37,340	$(27,636)

Operating Activities

During 2020, operating activities used $116.0 million of cash, primarily due to our net loss of $149.9 million, offset by non-cash charges of $24.3 million, partially offset by changes in our operating assets and liabilities of $9.6 million. The non-cash charges for 2020 related mainly to share-based compensation expense of $14.3 million and depreciation expense of $8.1 million. The largest changes in operating assets and liabilities were a decrease of $20.0 million in accounts receivable and a decrease of $20.1 million in deferred revenue, primarily related to the Takeda Collaboration Agreement and a $14.1 million decrease in other assets primarily related to receiving the reimbursement of the refundable tax credits.

During 2019, operating activities used $188.2 million of cash, primarily due to our net loss of $193.6 million and changes in our operating assets and liabilities of approximately $23.3 million, offset by non-cash charges of $28.7 million. The non-cash charges for 2019 related mainly to share-based compensation expense of $19.5 million and $7.6 million of depreciation expense.

Investing Activities

During 2020, investing activities used $1.3 million of cash, consisting of purchases of property and equipment.

During 2019, investing activities used $3.9 million of cash, consisting of purchases of property and equipment.

Financing Activities

During 2020, net cash provided by financing activities was $154.5 million, which was mainly due to the $93.7 million in net proceeds from our September 2020 follow-on underwritten public offering and $59.9 million in net proceeds from our at-the-market equity program.

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

Funding Requirements

We expect to continue to incur significant expenses in connection with our ongoing research and development activities and our internal cGMP manufacturing activities. Furthermore, we anticipate that our expenses will continue to vary if and as we:

•	continue to conduct our clinical trials evaluating our product candidates in patients;
•	conduct research and preclinical development of discovery targets and advance additional programs into clinical development;
•	file clinical trial applications with global regulatory agencies and conduct clinical trials for our programs;
•	evaluate next steps for our programs in rare, inherited eye diseases;
•	make strategic investments in continuing to innovate our research and development platform, PRISM, and in optimizing our manufacturing processes and formulations;
•	maintain our manufacturing capabilities through our internal facility and our CMOs;
•	maintain our intellectual property portfolio and consider the acquisition of complementary intellectual property;
•	seek and obtain regulatory approvals for our product candidates; and
•	establish and build capabilities to market, distribute and sell our product candidates.

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

Because of the numerous risks and uncertainties associated with the development of drug candidates and because the extent to which we may enter into collaborations with third parties for development of product candidates is unknown, we are unable to estimate the amounts of future capital outlays and operating expenses associated with completing the research and development for our therapeutic programs. Our future capital requirements for our therapeutic programs will depend on many factors, including:

•	the progress, results and costs of conducting research and continued preclinical and clinical development for our therapeutic programs and future potential pipeline candidates;
•	the number and characteristics of product candidates and programs that we pursue;
•	the cost of manufacturing clinical supplies of our product candidates;
•	whether and to what extent milestone events are achieved under our collaboration with Takeda or any potential future licensee or collaborator;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to obtain marketing approval for our product candidates;
•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
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

Off-Balance Sheet Arrangements

We had one off-balance sheet arrangement (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2020, as we exercised our option in December 2020 to lease the remaining office and laboratory space at our Cambridge, Massachusetts facility. The combined space will constitute the entire building. The lease for the additional space is expected to commence on October 1, 2021 with a term of five years. As the lease term for the additional space has not yet commenced, we have not yet recognized rent expense for the additional space. On the commencement date of the lease for the additional space in 2021, we will record a right-of-use asset and corresponding operating lease liability and begin recognizing straight-line rent expense. We have not made any payments to date related to the lease of the additional space. We expect future cash commitments related to this lease for the additional space to total $5.4 million, of which $0.3 million is related to payments in 2021 and $5.1 million is related to payments beyond 2021.

We had no other off-balance sheet arrangements as of December 31, 2020 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under this method, the Company revised its consolidated financial statements for the years ended December 31, 2017 and 2016, and applicable interim periods within those years, as if ASC 606 had been effective for those periods. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five-step analysis: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step analysis to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Refundable Tax Credits

Refundable tax credits from certain governmental bodies are presented within other income, net. Other income, net related to the refundable tax credits is recognized when it is probable that we have complied with any attached conditions and will receive the reimbursement. Management is required to develop estimates at each reporting date on the amount of the refundable tax credits, which includes an estimate of qualifying expenditure. Although, we do not expect our estimates to be materially different from amounts claimed and subsequently reimbursed, if our estimates of the qualifying expenditure differ from the amount claimed, we may report amounts that are too high or too low in any particular period.

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

Foreign Currency Risk

Due to our operations outside of the Unites States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial condition, the results of our operations or our cash flows. For the years ended December 31, 2020 and 2019, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, the results of our operations or our cash flows.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

As a “smaller reporting company” and a “non-accelerated filer,” we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, KPMG LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2020.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2021 Annual General Meeting of Shareholders, or the Proxy Statement, if the Proxy Statement is filed not later than 120 days after the end of our fiscal year ended December 31, 2020, in the sections titled “Management and Corporate Governance,” “Delinquent Section 16(a) Reports,” and “Code of Business Conduct and Ethics,” and is incorporated herein by reference. If the Proxy Statement is not filed within such 120-day period, the information required by this item will be contained in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, or the Form 10-K/A.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2020, the information required by this item will be contained in the Form 10-K/A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2020, the information required by this item will be contained in the Form 10-K/A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance – Board of Directors” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2020, the information required by this item will be contained in the Form 10-K/A.

Item 14.	Principal Accountant Fees and Services

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information set forth in the sections titled “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accountant and Independent Singapore Auditor” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2020, the information required by this item will be contained in the Form 10-K/A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:

1. Financial Statements

See Index to Consolidated Financial Statements on page 104 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Constitution (formerly known as Memorandum of Association and Articles of Association)		Amendment No. 5 to Form S-1 (Exhibit 3.2)	11/10/2015	333-207379

4.1	Form of Specimen Ordinary Share Certificate		Amendment No. 3 to Form S-1 (Exhibit 4.1)	11/06/2015	333-207379
4.2	Description of Securities of the Registrant and Comparison of Shareholder Rights	X

4.3.1	Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of August 14, 2015		Form S-1 (Exhibit 4.2)	10/09/2015	333-207379

4.3.2	Amendment No. 1 to Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of November 8, 2018		Form 10-Q (Exhibit 10.2)	11/09/2018	001-37627

4.4	Share Purchase Agreement by and between the Registrant and C.P. Pharmaceuticals International C.V., dated as of May 5, 2016		Form 10-Q (Exhibit 10.2)	08/15/2016	001-37627

Lease Agreements

10.1	Lease Agreement by and among Harvard Real Estate—Allston, Inc., Shin Nippon Biomedical Laboratories Ltd., dated June 25, 2009		Form S-1 (Exhibit 10.2)	10/09/2015	333-207379

10.2	Commercial Lease Agreement by and among SNBL USA, Ltd. and Ontorii, Inc. (now Wave Life Sciences USA, Inc.), dated as of January 1, 2010		Form S-1 (Exhibit 10.4)	10/09/2015	333-207379

10.3	Consent to Office Space Sublease by and among SNBL USA, Ltd, Ontorii, Inc. (now Wave Life Sciences USA, Inc.) and Harvard Real Estate—Allston, Inc., dated as of January 1, 2010		Form S-1 (Exhibit 10.3)	10/09/2015	333-207379

10.4	Amendment 1 to the Commercial Lease Agreement by and between SNBL USA, Ltd. and Ontorii, Inc. (now Wave Life Sciences USA, Inc.), dated as of July 1, 2011		Form S-1 (Exhibit 10.5)	10/09/2015	333-207379

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.5.1	Lease Agreement by and between the Wave Life Sciences USA, Inc. the Registrant and King 733 Concord LLC, dated as of April 6, 2015		Form S-1 (Exhibit 10.7)	10/09/2015	333-207379

10.5.2	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and CPI/King 733 Concord Owner, LLC, dated as of December 9, 2020	X

10.6.1	Lease Agreement by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of September 26, 2016.		Form 8-K (Exhibit 10.1)	01/06/2017	001-37627

10.6.2	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of December 31, 2016		Form 8-K (Exhibit 10.1)	01/06/2017	001-37627

Collaboration and License Agreements

10.7†	Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and Takeda Pharmaceutical Company Limited, dated as of February 19, 2018		Form 10-Q (Exhibit 10.1)	05/09/2018	001-37627

10.8	Share Purchase Agreement by and between Takeda Pharmaceutical Company Limited and the Registrant, dated as of February 19, 2018		Form 10-Q (Exhibit 10.2)	05/09/2018	001-37627

10.9	Investor Agreement by and between Takeda Pharmaceutical Company Limited and the Registrant, dated as of April 2, 2018		Form 10-Q (Exhibit 10.3)	05/09/2018	001-37627

Agreements with Executive Officers and Directors
10.10+	Form of Deed of Indemnity by and between the Registrant and each of its directors and certain of its officers		Form S-1 (Exhibit 10.11)	10/09/2015	333-207379

10.11+	Employment Agreement, as amended and restated, between the Registrant and Paul B. Bolno, dated as of May 8, 2020		Form 10-Q (Exhibit 10.1)	08/10/2020	333-207379

10.12+	Employment Agreement, as amended and restated, between the Registrant and Chandra Vargeese, dated as of May 8, 2020		Form 10-Q (Exhibit 10.2)	08/10/2020	333-207379

10.13+	Offer Letter by and between the Registrant and Christopher Francis, Ph.D., dated as of March 10, 2014		Form S-1 (Exhibit 10.15)	10/09/2015	333-207379

10.14+	Employment Agreement between the Registrant and Michael Panzara, M.D. dated as of July 11, 2016		Form 10-Q (Exhibit 10.4)	11/09/2016	001-37627

10.15+	Employment Agreement, as amended and restated, between the Registrant and Kyle Moran, dated as of January 1, 2021	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.16+	Non-Employee Director Compensation Policy, as amended, effective as of August 18, 2020		Form 10-Q (Exhibit 10.1)	11/09/2020	001-37627

10.17+	Consulting Agreement by and between Ontorii, Inc. (now Wave Life Sciences USA, Inc.) and Gregory Verdine, dated as of April 1, 2012		Form S-1 (Exhibit 10.16)	10/09/2015	333-207379

10.18+	Nominee Director Fee Agreement by and between the Registrant and Miura & Associates Management Consultants Pte. Ltd., dated as of October 23, 2012		Form S-1 (Exhibit 10.17)	10/09/2015	333-207379

Equity and Other Compensation Plans

10.19+	Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Equity Plan”)		Form 10-Q (Exhibit 10.1)	11/09/2017	001-37627

10.20+	Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan, effective as of August 15, 2019		Form 10-Q (Exhibit 10.1)	11/05/2019	001-37627

10.21.1+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016		Form 10-Q (Exhibit 10.2)	11/09/2017	001-37627

10.21.2+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.23.3)	03/01/2019	001-37627

10.22.1+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of December 2014		Form S-8 (Exhibit 10.1)	12/17/2015	333-208598

10.22.2+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016		Form 10-Q (Exhibit 10.3)	11/09/2017	001-37627

10.23.1+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of June 16, 2016		Form 10-Q (Exhibit 10.4)	11/09/2017	001-37627

10.23.2+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.25.2)	03/01/2019	001-37627

10.23.3+	Form of Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of January 1, 2019		Form 10-Q (Exhibit 10.1)	05/10/2019	001-37627

10.23.4+	Form of Performance-Based Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of March 7, 2019		Form 10-Q (Exhibit 10.2)	05/10/2019	001-37627

10.24.1+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of June 21, 2017		Form 10-Q (Exhibit 10.5)	11/09/2017	001-37627

10.24.2+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.26.2)	03/01/2019	001-37627

10.25	Form of Inducement Non-qualified Share Option Agreement		Form 10-Q (Exhibit 10.3)	08/10/2020	001-37627

10.26.1	Open Market Sale Agreement, dated as of May 10, 2019, by and between the Registrant and Jefferies LLC.		Form S-3ASR (Exhibit 1.2)	05/10/2019	333-231382

10.26.2	No. 1 to Open Market Sale Agreement, dated as of March 2, 2020, by and between the Registrant and Jefferies LLC		POSASR (Exhibit 1.3)	03/02/2020	333-231382

21.1	List of Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	03/12/2018	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)	X

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)	X

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer.	X

101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	The cover page for this Annual Report on Form 10-K for the year ended December 31, 2020 is contained in Exhibit 101 and has been formatted in Inline XBRL.	X

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

Wave Life Sciences Ltd.

Date: March 4, 2021	By:	/s/ Paul B. Bolno, M.D.
Paul B. Bolno, M.D.
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Paul B. Bolno, M.D. with full power of substitution and resubstitution and full power to act, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul B. Bolno, M.D. Paul B. Bolno, M.D.	President, Chief Executive Officer and Director (principal executive officer)	March 4, 2021

/s/ Kyle Moran Kyle Moran	Chief Financial Officer (principal financial officer and principal accounting officer)	March 4, 2021

/s/ Christian Henry Christian Henry	Chairman of the Board of Directors	March 4, 2021

/s/ Gregory L. Verdine, Ph.D. Gregory L. Verdine, Ph.D.	Director	March 4, 2021

/s/ Peter Kolchinsky, Ph.D. Peter Kolchinsky, Ph.D.	Director	March 4, 2021

/s/ Aik-Na Tan Aik-Na Tan	Director	March 4, 2021

/s/ Adrian Rawcliffe Adrian Rawcliffe	Director	March 4, 2021

/s/ Ken Takanashi Ken Takanashi	Director	March 4, 2021

Mark H. N. Corrigan, M.D.	Director	March 4, 2021

/s/ Heidi L. Wagner Heidi L. Wagner	Director	March 4, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Wave Life Sciences Ltd.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wave Life Sciences Ltd. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, Series A preferred shares and shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of revenue recognition for certain research and development services

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company is party to collaboration agreements which have various obligations, including the requirement to provide research and development (R&D) services. The Company recognizes R&D services revenue over time based on a measure of proportional performance using estimated costs or hours. Amounts received by the Company in advance of performance are recorded as a deferred revenue. For the year ended December 31, 2020, the Company recognized revenue of $20,077 thousand, which related to R&D services performed. In addition, as of December 31, 2020, a portion of the Company’s current and long-term deferred revenue relates to R&D services.

We identified the evaluation of revenue recognition for certain R&D services as a critical audit matter. Specifically, the estimate of costs to be incurred in satisfying R&D performance obligations was subjective and required significant auditor judgment. Evaluating the estimated effort required to complete R&D services, including the assessment of the nature and complexity of the work to be performed, involved a high degree of auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and implementation of certain internal controls over the Company’s estimation of the costs to be incurred in satisfying certain R&D performance obligations. We selected certain R&D performance obligations and read the underlying contract with the customer, evaluated the determination of the method for measuring progress, and tested the Company’s estimate of total contract costs to be incurred by (1) comparing the Company’s prior period estimates to subsequent actual experience to assess the Company’s ability to estimate accurately and (2) corroborating the estimate of remaining costs to be incurred made by financial management with R&D personnel of the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts
March 4, 2021

WAVE LIFE SCIENCES LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$184,497	$147,161
Current portion of accounts receivable	30,000	20,000
Prepaid expenses	10,434	9,626
Other current assets	5,111	8,689
Total current assets	230,042	185,476
Long-term assets:
Accounts receivable, net of current portion	—	30,000
Property and equipment, net	29,198	36,368
Operating lease right-of-use assets	16,232	18,101
Restricted cash	3,651	3,647
Other assets	115	10,658
Total long-term assets	49,196	98,774
Total assets	$279,238	$284,250
Liabilities, Series A preferred shares and shareholders’ equity
Current liabilities:
Accounts payable	$13,795	$9,073
Accrued expenses and other current liabilities	11,971	16,185
Current portion of deferred revenue	91,560	89,652
Current portion of operating lease liability	3,714	3,243
Total current liabilities	121,040	118,153
Long-term liabilities:
Deferred revenue, net of current portion	41,481	63,466
Operating lease liability, net of current portion	25,591	29,304
Other liabilities	474	1,721
Total long-term liabilities	67,546	94,491
Total liabilities	$188,586	$212,644
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at December 31, 2020 and 2019	$7,874	$7,874
Shareholders’ equity:
Ordinary shares, no par value; 48,778,678 and 34,340,690 shares issued and outstanding at December 31, 2020 and 2019, respectively	694,085	539,547
Additional paid-in capital	71,573	57,277
Accumulated other comprehensive income	389	267
Accumulated deficit	(683,269)	(533,359)
Total shareholders’ equity	82,778	63,732
Total liabilities, Series A preferred shares and shareholders’ equity	$279,238	$284,250

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2020	2019
Revenue	$20,077	$15,983
Operating expenses:
Research and development	130,944	175,431
General and administrative	42,510	48,869
Total operating expenses	173,454	224,300
Loss from operations	(153,377)	(208,317)
Other income, net:
Dividend income	584	4,912
Interest income (expense), net	(16)	29
Other income, net	2,058	9,738
Total other income, net	2,626	14,679
Loss before income taxes	(150,751)	(193,638)
Income tax benefit (provision), net	841	—
Net loss	$(149,910)	$(193,638)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(3.82)	$(5.72)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	39,227,618	33,866,487

Other comprehensive income (loss):
Net loss	$(149,910)	$(193,638)
Foreign currency translation	122	114
Comprehensive loss	(149,788)	(193,524)

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In- Capital	Comprehensive Income (Loss)	Accumulated Deficit	Shareholders’ Equity
Balance at December 31, 2018	3,901,348	$7,874	29,472,197	$375,148	$37,768	$153	$(339,721)	$73,348
Issuance of ordinary shares	—	—	4,542,500	161,792	—	—	—	161,792
Share-based compensation	—	—	—	—	19,509	—	—	19,509
Vesting of RSUs	—	—	112,437	—	—	—	—	—
Option exercises	—	—	213,556	2,607	—	—	—	2,607
Other comprehensive income	—	—	—	—	—	114	—	114
Net loss	—	—	—	—	—	—	(193,638)	(193,638)
Balance at December 31, 2019	3,901,348	$7,874	34,340,690	$539,547	$57,277	$267	$(533,359)	$63,732
Issuance of ordinary shares, net of offering costs	—	—	8,333,334	93,744	—	—	—	93,744
Issuance of ordinary shares pursuant to the at-the-market equity program, net			5,583,022	59,882	—	—	—	59,882
Share-based compensation	—	—	—	—	14,296	—	—	14,296
Vesting of RSUs	—	—	208,123	—	—	—	—	—
Option exercises	—	—	288,270	741	—	—	—	741
Issuance of ordinary shares under the ESPP			25,239	171	—	—	—	171
Other comprehensive income	—	—	—	—	—	122	—	122
Net loss	—	—	—	—	—	—	(149,910)	(149,910)
Balance at December 31, 2020	3,901,348	$7,874	48,778,678	$694,085	$71,573	$389	$(683,269)	$82,778

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(149,910)	$(193,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	1,869	1,613
Depreciation of property and equipment	8,114	7,588
Share-based compensation expense	14,296	19,509
Changes in operating assets and liabilities:
Accounts receivable	20,000	10,000
Prepaid expenses	(808)	(3,665)
Other assets	14,121	(8,369)
Accounts payable	5,117	(3,497)
Accrued expenses and other current liabilities	(4,214)	1,448
Deferred revenue	(20,077)	(15,983)
Operating lease liabilities	(3,243)	(2,816)
Other non-current liabilities	(1,247)	(421)
Net cash used in operating activities	(115,982)	(188,231)
Cash flows from investing activities
Purchases of property and equipment	(1,338)	(3,918)
Net cash used in investing activities	(1,338)	(3,918)
Cash flows from financing activities
Proceeds from issuance of ordinary shares, net of offering costs	93,744	161,792
Proceeds from issuance of ordinary shares pursuant to the at-the-market equity program, net	59,882	—
Proceeds from the exercise of share options	741	2,607
Proceeds from the employee share purchase program	171	—
Net cash provided by financing activities	154,538	164,399
Effect of foreign exchange rates on cash	122	114
Net increase (decrease) in cash, cash equivalents and restricted cash	37,340	(27,636)
Cash, cash equivalents and restricted cash, beginning of period	150,808	178,444
Cash, cash equivalents and restricted cash, end of period	$188,148	$150,808

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

The Company’s primary activities since inception have been developing and evolving PRISM to design, develop and commercialize oligonucleotide therapeutics, advancing the Company’s differentiated neurology portfolio, as well as exploring other therapeutic areas of interest, building the Company’s research and development capabilities, advancing programs into the clinic, furthering clinical development of such clinical-stage programs, building the Company’s intellectual property, and assuring adequate capital to support these activities.

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

As of December 31, 2020, the Company had cash and cash equivalents of $184.5 million. The Company expects that its existing cash and cash equivalents will be sufficient to fund its operations for at least the next twelve months. The Company has based this expectation on assumptions that may prove to be incorrect, and the Company may use its available capital resources sooner than it currently expects. If the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be further reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. In addition, the Company may elect to raise additional funds before it needs them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if the Company expects it has sufficient funds for its current or future operating plans.

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

Foreign Currency Translation

The functional currency is the U.S. dollar for all of the Company’s entities aside from Wave Japan, which has the Japanese Yen as its functional currency. Assets and liabilities of Wave Japan are translated at period end exchange rates while revenues and expenses of Wave Japan are translated at average exchange rates for the period. Net unrealized gains and losses from foreign currency translation are reflected as other comprehensive income (loss) within the consolidated statements of Series A preferred shares and shareholders’ equity and the consolidated statements of operations and comprehensive loss. Gains and losses on foreign currency transactions are included in the consolidated statements of operations and comprehensive loss within other income, net.

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

Cash, cash equivalents and restricted cash are Level 1 assets which are comprised of funds held in checking and money market accounts. Cash, cash equivalents and restricted cash were recorded at fair value as of December 31, 2020 and 2019, totaling $188.1 million and $150.8 million, respectively. The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities. Accounts receivable relate to the Company’s collaboration agreements.

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

Restricted Cash

Restricted cash consists primarily of cash placed in separate restricted bank accounts as required under the terms of the Company’s lease agreements for its Cambridge, Massachusetts and Lexington, Massachusetts facilities (refer to Note 8). As of December 31, 2020 and 2019, the Company had $3.7 million and $3.6 million of restricted cash, respectively, of which $1.0 million related to the Cambridge facility and the remainder related to the Lexington facility.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).

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

Refundable tax credits are recorded as income and classified in other income, net in the consolidated statements of operations and comprehensive loss.

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements but have not been reflected in taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, the Company provides a valuation allowance to the extent that it is more likely than not that all or a portion of the deferred tax assets will not be realized in the future.

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

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	December 31,
	2020	2019
	(in thousands)
Furniture and equipment	$25,418	$24,531
Software	684	524
Leasehold improvements	27,912	27,830
Fixed assets in progress	78	486
Total	54,092	53,371
Less accumulated depreciation	(24,894)	(17,003)
Property and equipment, net	$29,198	$36,368

Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2020 and 2019.

Depreciation expense was $8.1 million and $7.6 million for the years ended December 31, 2020 and 2019, respectively.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2020	2019
	(in thousands)
Accrued compensation	$9,003	$8,662
Accrued expenses related to CROs and CMOs	2,143	5,030
Accrued expenses and other current liabilities	825	2,493
Total accrued expenses and other current liabilities	$11,971	$16,185

5. COLLABORATION AGREEMENTS

Pfizer Collaboration and Equity Agreements

In May 2016, the Company entered into a Research, License and Option Agreement (as amended in November 2017, the “Pfizer Collaboration Agreement”) with Pfizer Inc. (“Pfizer”). Pursuant to the terms of the Pfizer Collaboration Agreement, the Company and Pfizer agreed to collaborate on the discovery, development and commercialization of stereopure oligonucleotide therapeutics for up to five programs (the “Pfizer Programs”), each directed at a genetically-defined hepatic target selected by Pfizer (the “Pfizer Collaboration”). The Company received $10.0 million as an upfront license fee under the Pfizer Collaboration Agreement. Subject to option exercises by Pfizer, the Company was entitled to earn potential research, development and commercial milestone payments, plus royalties, tiered up to low double-digits, on sales of any products that may result from the Pfizer Collaboration. None of the payments under the Pfizer Collaboration Agreement are refundable.

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

Under the Pfizer Collaboration Agreement, the parties agreed to collaborate during a four-year research term. During the research term, the Company was responsible to use its commercially reasonable efforts to advance up to five programs through to the selection of clinical candidates. At that stage, Pfizer was entitled to elect to license any of these Pfizer Programs exclusively and obtain exclusive rights to undertake the clinical development of the resulting clinical candidates into products and the potential commercialization of any such products thereafter. In addition, the Company received a non-exclusive, royalty-bearing sublicensable license to use Pfizer’s hepatic targeting technology in any of the Company’s own hepatic programs that are outside the scope of the Pfizer Collaboration (the “Wave Programs”). If the Company uses this technology on the Wave Programs, Pfizer is eligible to receive potential development and commercial milestone payments from the Company. Pfizer is also eligible to receive tiered royalties on sales of any products that include Pfizer’s hepatic targeting technology. The Company is not currently utilizing Pfizer’s hepatic targeting technology in any of its own hepatic programs that are outside of the scope of the Pfizer Collaboration Agreement.

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

The research term for the Pfizer Collaboration Agreement ended by its original terms in May 2020. Through December 31, 2020, the Company had recognized revenue of $18.5 million as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss under the Pfizer Collaboration Agreement. During the years ended December 31, 2020 and 2019, the Company recognized revenue of $1.5 million and $7.1 million, respectively, under the Pfizer Collaboration Agreement.

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

The Takeda Collaboration is managed by a joint steering committee in which both parties are represented equally. The joint steering committee is tasked with overseeing the scientific progression of each Category 1 Program and the Category 2 Programs.

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

Through December 31, 2020, the Company had recognized revenue of $37.0 million under the Takeda Collaboration Agreement as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss. During the years ended December 31, 2020 and 2019, the Company recognized revenue of $18.6 million and $8.8 million, respectively, under the Takeda Collaboration Agreement in the Company’s consolidated statements of operations and comprehensive loss. The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue at December 31, 2020 is $133.0 million, of which $91.6 million is included in current liabilities. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the research and development services for each Category 1 Program and the Category 2 Programs as costs are incurred over the remaining research term. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the material right for each Category 1 Program option upon Takeda’s exercise of such option, or immediately as each option expires unexercised. The aggregate amount of the transaction price included in accounts receivable at December 31, 2020 is $30.0 million, all of which is included in current assets.

6. SHARE CAPITAL

The following represents the historical ordinary share transactions of the Company from December 31, 2018 through December 31, 2020:

•

In January 2019, the Company closed a follow-on underwritten public offering of 3,950,000 ordinary shares at a purchase price of $38.00 per share for gross proceeds of $150.1 million, and in February 2019 the Company closed the sale of an additional 592,500 ordinary shares (collectively, the “January 2019 Offering”) for gross proceeds of an additional $22.5 million. The net proceeds to the Company from the January 2019 Offering were $161.8 million, after deducting underwriting discounts and commissions and offering expenses.

•

In September 2020, the Company closed a follow-on underwritten public offering of 8,333,334 ordinary shares at a purchase price of $12.00 per share for gross proceeds of $100.0 million (the “September 2020 Offering”). The net proceeds to the Company from the September 2020 Offering were $93.7 million, after deducting underwriting discounts and commissions and offering expenses.

•

The Company entered into an open market sales agreement with Jefferies LLC in May 2019, as amended in March 2020, for its at-the-market equity program. The Company first sold shares under the at-the-market equity program in 2020. During the year ended December 31, 2020, the Company sold 5,583,022 ordinary shares under its at-the-market equity program for aggregate net proceeds of $59.9 million, after deducting commissions and offering expenses.

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

7. SHARE-BASED COMPENSATION

In December 2014, the Company’s board of directors adopted the Wave Life Sciences Ltd. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan authorizes the board of directors or a committee of the board to grant incentive share options, non-qualified share options, share appreciation rights, restricted awards, which include restricted shares and restricted share units (“RSUs”), and performance awards to eligible employees, consultants and directors of the Company. The Company accounts for grants to its board of directors as grants to employees.

As of December 31, 2020, 2,324,228 ordinary shares remained available for future grant under the 2014 Plan. In accordance with Nasdaq Listing Rule 5635(c)(4), the board of directors or a committee of the board may also issue inducement grants outside of the 2014 Plan, material to an individual's entering into employment with the Company.

Share option activity under the 2014 Plan is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding as of January 1, 2020	3,838,549	$19.54
Granted	1,024,010	8.55
Exercised	(288,270)	2.57
Forfeited or cancelled	(700,894)	31.91
Outstanding as of December 31, 2020	3,873,395	$15.67	5.63	$5,794
Options exercisable as of December 31, 2020	2,783,041	$16.37	4.58	$5,792

(1)

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares for those share options that had exercise prices lower than the fair value of the ordinary shares as of the end of the period.

Options generally vest over periods of one to four years, and options that are forfeited or cancelled are available to be granted again. The contractual life of options is generally five or ten years from the grant date. Of the options granted in 2020, 103,000 options were granted outside of the 2014 Plan, as inducement grants material to certain individuals entering into employment with the Company.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of share options granted to employees during the period were as follows:

	For the Year Ended December 31,
	2020	2019
Risk-free interest rate	0.19% – 0.84%	1.34% – 2.62%
Expected term (in years)	3.0 – 6.1	3.0 – 6.1
Expected volatility	69% – 74%	68% – 74%
Expected dividend yield	0%	0%

There were no options granted to non-employees during the years ended December 31, 2020 and 2019.

RSU activity for the year ended December 31, 2020 is summarized as follows:

	RSUs	Average Grant Date Fair Value (in dollars per share)
Outstanding as of January 1, 2020	1,751,862	$41.81
Granted	77,125	9.17
Vested	(208,123)	39.98
Forfeited	(440,649)	37.59
RSUs Outstanding at December 31, 2020	1,180,215	$41.57

RSUs that are forfeited are available to be granted again. Of the RSUs outstanding at December 31, 2020, 452,194 are time-based RSUs and 728,021 are performance-based RSUs. Time-based RSUs generally vest over periods of one to four years. Vesting of the performance-based RSUs is contingent on the occurrence of certain regulatory or commercial milestones. The Company did not recognize expense in 2020 or 2019 related to the performance-based RSUs as the related milestones were not considered probable of achievement. Of the RSUs granted in 2020, 27,000 were granted outside of the 2014 Plan, as inducement grants material to certain individuals entering into employment with the Company.

As of December 31, 2020, the unrecognized compensation cost related to outstanding options was $7.2 million. The unrecognized compensation cost related to outstanding options is expected to be recognized over a weighted-average period of approximately 1.5 years. For the years ended December 31, 2020 and 2019, the weighted-average grant date fair value per granted option was $5.07 and $11.95, respectively. The aggregate fair value of options that vested during the years ended December 31, 2020 and 2019 was $9.6 million and $15.2 million, respectively. The unrecognized compensation costs related to outstanding time-based RSUs was $10.7 million as of December 31, 2020, and is expected to be recognized over a weighted-average period of approximately 2.0 years. The total fair value of RSUs vested during the years ended December 31, 2020 and 2019 was $1.6 million and $4.2 million, respectively.

Employee Share Purchase Plan

The Wave Life Sciences Ltd. Employee Share Purchase Plan (“ESPP”) allows all full-time and certain part-time employees to purchase the Company’s ordinary shares at a discount to fair market value. Eligible employees may enroll in a six-month offering period beginning every January 15th and July 15th. Shares are purchased at a price equal to 85% of the lower of the fair market value of the Company’s ordinary shares on the first business day or the last business day of an offering period. Eligible employees who elected to participate in the ESPP were able to participate in the ESPP for the first time beginning on January 15, 2020. During the year ended December 31, 2020, 25,239 ordinary shares were issued under the ESPP. As of December 31, 2020, there were 974,761 ordinary shares available for issuance under the ESPP.

Share-based compensation expense for the years ended December 31, 2020 and 2019 is classified as operating expenses in the consolidated statements of operations and comprehensive loss as follows:

	For the Year Ended December 31,
	2020	2019
	(in thousands)
Research and development expenses	$6,779	$9,479
General and administrative expenses	7,517	10,030
Total share-based compensation expense	$14,296	$19,509

8. LEASES

Lease Arrangements

The Company enters into lease arrangements for its facilities. A summary of the arrangements is as follows:

Operating Leases

On September 26, 2016, and as amended on December 31, 2016, the Company entered into a 10 year and 9 month lease, which includes two successive five-year renewal options, for its facility in Lexington, Massachusetts, which the Company uses primarily for its current good manufacturing practices (“cGMP”) manufacturing, as well as for additional laboratory and office space. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. As required under the terms of the lease agreement, the Company has placed restricted cash of approximately $2.7 million and $2.6 million in a separate bank account as of December 31, 2020 and 2019, respectively.

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

In April 2015, the Company entered into a lease agreement for an office and laboratory facility in Cambridge, Massachusetts (the “Cambridge Lease”), which commenced in October 2015 with a term of 7.5 years with a five-year renewal option to extend the lease. As required under the terms of the lease agreement, the Company has placed restricted cash of $1.0 million in a separate bank account as of December 31, 2020 and 2019. In applying the ASC 842 transition guidance, the Company utilized the operating lease classification and recorded lease liability and a right-of-use asset on the ASC 842 effective date.

In December 2020, the Company exercised its option under the Cambridge Lease to lease the additional office and laboratory space at the existing facility. The combined space will constitute the entire building. The lease for the additional space is expected to commence on October 1, 2021 with a term of five years. Future minimum lease payments related to this non-cancelable operating lease for the additional space total $5.4 million, of which $0.3 million is related to payments in 2021 and $5.1 million is related to payments beyond 2021. As the lease term for the additional space has not yet commenced, the Company has not yet recognized rent expense for the additional space and the future minimum lease payments are not included in the table below. On the commencement date of the lease of the additional space in 2021, the Company will record a right-of-use asset and corresponding operating lease liability on its consolidated balance sheets and begin recognizing straight-line rent expense under ASC 842. The Company has not made any payments to date related to this lease of the additional space.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the year ended December 31, 2020:

	For the Year Ended December 31,
	2020	2019
	(in thousands)
Lease cost
Operating lease cost	$4,472	$4,472
Total lease cost	$4,472	$4,472

Other information
Operating cash flows used for operating leases	$5,846	$5,675
Operating lease liabilities arising from obtaining right-of-use assets	$—	$—
Weighted average remaining lease term	6.4 years	7.3 years
Weighted average discount rate	8.5%	8.5%

Future minimum lease payments under the Company’s non-cancelable operating leases as of December 31, 2020, are as follows:

As of December 31, 2020
(in thousands)
2021	6,021
2022	6,201
2023	5,236
2024	5,002
2025	5,152
Thereafter	10,773
Total lease payments	$38,385
Less: imputed interest	(9,080)
Total operating lease liabilities	$29,305

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

10. NET LOSS PER ORDINARY SHARE

Basic loss per share is computed by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding:

	Year Ended December 31,
	2020	2019
	(in thousands except share and per share data)
Numerator:
Net loss attributable to ordinary shareholders	$(149,910)	$(193,638)
Denominator:
Weighted-average ordinary shares outstanding	39,227,618	33,866,487
Net loss per share, basic and diluted	$(3.82)	$(5.72)

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

The following potential ordinary shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2020	2019
Options to purchase ordinary shares	3,873,395	3,838,549
RSUs	1,180,215	1,751,862
Series A preferred shares	3,901,348	3,901,348

11. INCOME TAXES

The components of loss before income taxes were as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Singapore	$(9,931)	$(5,931)
Rest of world	(140,820)	(187,707)
Loss before income taxes	$(150,751)	$(193,638)

During the year ended December 31, 2020, the Company recorded an income tax benefit of $0.8 million, which was primarily due to the release of a portion of the Company’s uncertain tax positions as a result of a lapse in the statute of limitations. During the year ended December 31, 2019, the Company recorded no income tax benefit or provision.

During the year ended December 31, 2020, the Company recorded no income tax benefit for the net operating losses incurred in Singapore and the United Kingdom, due to uncertainty regarding future taxable income in those jurisdictions. During the year ended December 31, 2019, the Company recorded no income tax benefit for the net operating losses incurred in Singapore, the United States, and the United Kingdom, due to uncertainty regarding future taxable income in those jurisdictions. In May 2016, the Company established a wholly-owned subsidiary in Ireland, however no income tax expense or benefit has been recorded during the years ended December 31, 2020 or 2019.

The components of the benefit (provision), net for income taxes were as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Current benefit (provision), net for income taxes:
Singapore	$—	$—
Rest of world	841	—
Total current benefit (provision), net for income taxes	$841	$—
Deferred benefit (provision), net for income taxes:
Singapore	$—	$—
Rest of world	—	—
Total deferred benefit (provision), net for income taxes	$—	$—
Total benefit (provision), net for income taxes	$841	$—

A reconciliation of the Singapore statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
Singapore statutory income tax rate	17.0%	17.0%
Federal and state tax credits	5.4	9.4
Permanent differences	(2.4)	(1.5)
Changes in reserves for uncertain tax positions	(1.3)	(3.2)
Foreign rate differential	6.1	7.0
Tax rate change	2.6	(0.4)
Other	(1.2)	1.3
Change in deferred tax asset valuation allowance	(25.6)	(29.6)
Effective income tax rate	0.6%	—

The components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$133,841	$89,585
Federal and state tax credits	36,151	31,336
Share-based compensation	5,880	6,342
Accumulated amortization	962	11,169
Operating lease liabilities	8,006	8,892
Deferred revenue	13,956	14,299
Other	1,146	424
Total deferred tax assets	199,942	162,047
Valuation allowance	(195,381)	(156,680)
Net deferred tax assets	4,561	5,367
Deferred tax liabilities:
Operating lease right-of-use assets	(4,435)	(4,945)
Accumulated depreciation	(117)	(422)
Other	(9)	—
Total deferred tax liabilities	(4,561)	(5,367)
Net deferred tax assets (liabilities)	$—	$—

A roll-forward of the valuation allowance for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Balance at beginning of year	$156,680	$99,438
Increase in valuation allowance	38,653	57,235
Effect of foreign currency translation	48	7
Balance at end of year	$195,381	$156,680

As of December 31, 2020, the Company had federal net operating loss carryforwards in the United States of $213.5 million, $211.5 million of which may be available to offset future income tax liabilities indefinitely, while $2.0 million of carryforwards that were in existence as of December 31, 2017 may offset future income tax liabilities up through 2037. As of December 31, 2020, the Company had state net operating loss carryforwards of $206.0 million that will begin to expire in 2038. As of December 31, 2020 and 2019, the Company had U.S. federal research and development tax credit carryforwards of approximately $10.3 million and $8.9 million, respectively, available to offset future U.S. federal income taxes and will begin to expire in 2031. As of December 31, 2020 and 2019, the Company had state research and development tax credit carryforwards of approximately $7.4 million and $6.3 million, respectively, available to offset future state income taxes and will begin to expire in 2033, and state investment tax credit carryforwards of $0.7 million and $1.1 million, respectively, that will begin to expire in 2021. As of December 31, 2020, the Company had a U.S. orphan drug credit carryforward of $19.4 million that will begin to expire in 2037.

As of December 31, 2020 and 2019, the Company had net operating loss carryforwards in Japan of $3.0 million and $2.9 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2023.

As of December 31, 2020 and 2019, the Company had net operating loss carryforwards in Singapore of $179.3 million and $171.6 million, respectively, which may be available to offset future income tax liabilities and can be carried forward indefinitely.

As of December 31, 2020 and 2019, the Company had net operating loss carryforwards in the United Kingdom of $233.3 million and $133.1 million, which may be available to offset future income tax liabilities and can be carried forward indefinitely.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets. As of December 31, 2020, management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets in all jurisdictions. Accordingly, a full valuation allowance has been established against those deferred tax assets as of December 31, 2020.

The valuation allowance increased by approximately $38.7 million in 2020 and $57.2 million in 2019 primarily as a result of operating losses generated with no corresponding financial statement benefit. The Company may release this valuation allowance when management determines that it is more-likely-than-not that the deferred tax assets will be realized. Any release of valuation allowance will be recorded as a tax benefit either increasing net income or decreasing net loss.

The Company’s reserves related to taxes and its accounting for uncertain tax positions are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more-likely-than-not to be realized following resolution of any potential contingencies present related to the tax benefit.

A summary of activity in the Company’s unrecognized tax benefits is as follows:

	2020	2019
	(in thousands)
Unrecognized tax benefit at the beginning of the year	$16,682	$10,219
Tax positions related to prior years	(310)	(14)
Tax positions related to statute lapse	(313)	(23)
Tax positions related to the current year	2,357	6,500
Unrecognized tax benefit at the end of the year	$18,416	$16,682

As of December 31, 2020 and 2019, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was $18.4 million and $16.7 million, respectively. At December 31, 2020, $0.2 million of the net unrecognized tax benefits would affect the Company’s annual effective tax rate if recognized.

The Company anticipates that $0.2 million of the total unrecognized tax benefits at December 31, 2020 will decrease within the next twelve months due to a statute lapse.

The Company’s policy is to record interest and penalties related to uncertain tax positions as part of its income tax provision. As of December 31, 2020 and 2019, the Company had recorded less than $0.1 million of interest or penalties related to uncertain tax positions.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by various tax authorities in the United States, Japan, Singapore and the United Kingdom. Tax years from 2016 to the present are still open to examination in the United States, from 2016 to the present in Japan, from 2016 to the present in Singapore and from 2018 to the present in the United Kingdom. To the extent that the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the tax authorities to the extent utilized in a future period.

As of December 31, 2020 and 2019, $61.0 million and $17.2 million, respectively, of cash was held by the subsidiaries outside of Singapore. The Company does not provide for Singapore income tax or foreign withholding taxes on foreign unrepatriated earnings, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries. If the Company decides to change this assertion in the future to repatriate any additional foreign earnings, the Company may be required to accrue and pay taxes. Because of the complexity of Singapore and foreign tax rules applicable to the distribution of earnings from foreign subsidiaries to Singapore, the determination of the unrecognized deferred tax liability on these earnings is not practicable.

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

12. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) retirement and savings plan (the “401(k) Plan”) covering employees of Wave USA. The 401(k) Plan allows employees to make contributions up to the maximum allowable amount set by the Internal Revenue Service. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. The Company made contributions of $0.9 million and $1.0 million in the years ended December 31, 2020 and 2019, respectively.

13. RELATED PARTIES

The Company had the following related party transactions for the periods presented in the accompanying consolidated financial statements:

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