Form 10-K/A
period 2020-12-31
Wave Life Sciences Ltd.
filed 2021-04-30
CIK 1631574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-37627

WAVE LIFE SCIENCES LTD.
(Exact name of registrant as specified in its charter)

Singapore	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Straits View #12-00 , Marina One East Tower Singapore	018936
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: +65 6236 3388
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
$0 Par Value Ordinary Shares	WVE	The Nasdaq Global Market
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
The number of outstanding ordinary shares of the registrant as of April 10, 2021 was 49,855,763.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Amendment”) amends the Annual Report on
Form 10-K
of Wave Life Sciences Ltd. (the “Company,” “we,” “our,” “us” or “Wave”) for the fiscal year ended December 31, 2020, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2021 (the “Original
10-K”).
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
Board of Directors
Pursuant to our Constitution, there is no maximum number of directors that may hold office at any time. Our Board of Directors (the “Board” or our “Board”) currently consists of nine members and each of our directors is elected annually. Our Constitution requires that each of our directors retire at each annual general meeting of our shareholders, and each retiring director is then eligible for re-election.
Set forth below are the names of our directors, their ages as of April 10, 2021, their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which they hold or have held directorships during at least the past five years. In addition, information about the specific experience, qualifications, attributes or skills that led to our Board’s conclusion at the time of filing of this Amendment that each person listed below should serve as a director is set forth below:

Name	Age	Position/Title
Paul B. Bolno, M.D., MBA	47	President, Chief Executive Officer and Director
Christian Henry	53	Chairman of the Board
Mark H. N. Corrigan, M.D.	63	Director
Peter Kolchinsky, Ph.D.	44	Director
Adrian Rawcliffe	49	Director
Ken Takanashi	56	Director
Aik Na Tan	50	Director
Gregory L. Verdine, Ph.D.	61	Director
Heidi L. Wagner, J.D.	56	Director
Paul B. Bolno, M.D.
,
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
School of Medicine and an M.B.A. from Drexel University. He was a general surgery resident and cardiothoracic surgery postdoctoral research fellow at Drexel University College of Medicine. We believe that Dr. Bolno’s experience serving as our President and Chief Executive Officer and his experience leading biopharmaceutical companies qualify him to serve on our Board.
Christian Henry
has served as a director since November 2016, and as Chairman of our Board since October 2017. Mr. Henry currently serves as the Chief Executive Officer of Pacific Biosciences, a publicly traded life sciences company, a position he has held since September 2020. Mr. Henry has also served on the board of directors of Pacific Biosciences since 2018. Mr. Henry also serves on the board of directors of Ginkgo Bioworks, a private synthetic biology company. Mr. Henry served as Executive Vice President & Chief Commercial Officer of Illumina, Inc. from 2015 through January 2017, and previously served as Senior Vice President & Chief Commercial Officer from 2014 to 2015, Senior Vice President & General Manager Genomic Solutions from 2012 to 2014, Senior Vice President, Chief Financial Officer & General Manager Life Sciences from 2010 to 2012, Senior Vice President, Corporate Development & Chief Financial Officer from 2009 to 2010, Senior Vice President & Chief Financial Officer from 2007 to 2009, and Vice President & Chief Financial Officer from 2005 to 2006. Prior to joining Illumina, Inc., Mr. Henry served as the Chief Financial Officer of Tickets.com, Inc. from 2003 to 2005. From 1999 to 2003, Mr. Henry served as Vice President, Finance & Corporate Controller of Affymetrix, Inc. (acquired by Thermo Fisher Scientific in 2016). In 1997, Mr. Henry joined Nektar Therapeutics (formerly Inhale Therapeutic Systems, Inc.), as Corporate Controller, and later as its Chief Accounting Officer from 1997 to 1999. In 1996,

Mr. Henry served as General Accounting Manager of Sugen, Inc. Mr. Henry began his career in 1992 at Ernst & Young LLP, where he was a Senior Accountant through 1996. Mr. Henry earned his B.A. in biochemistry and cell biology from the University of California, San Diego, and his M.B.A., with a concentration in finance, from the University of California, Irvine. We believe he is qualified to serve on our Board and as our Chairman because of his proven strengths in corporate strategy, finance and operations, along with his extensive experience leading various functions at one of the largest and most innovative genetic healthcare companies, and his experience as a board member, board committee member and chief executive officer of publicly-traded life sciences companies.
Mark H. N. Corrigan, M.D.
has served as a director since September 2019. Dr. Corrigan served as the Chief Executive Officer of Correvio Pharma Corp., from March 2019 to May 2020. Prior to joining Correvio, Dr. Corrigan was President of Research and Development at Tremeau Pharmaceuticals from 2016 to March 2019. Dr. Corrigan served as President and Chief Executive Officer of Zalicus, Inc. (formerly CombinatoRx) from 2010 to 2014. Prior to that time, from 2003 to 2009, Dr. Corrigan held the role of Executive Vice President, Research and Development at Sepracor Inc. From 2000 to 2003, Dr. Corrigan served as Group Vice President, Clinical Research & Experimental Medicine at Pharmacia Corporation. Prior to this, Dr. Corrigan held various roles at The Upjohn Company, The University of North Carolina, and the National Institute of Mental Health Center for Psychoneuroendocrinology in Adults and Children at Dorthea Dix Hospital. Dr. Corrigan currently serves as a member of the board of directors of Exacis Biotherapeutics, Inc. and Tremeau Pharmaceuticals, of which he is a co-founder.
Dr. Corrigan previously served as a member of the board of directors of Avanir Pharmaceuticals, Inc., CoLucid Pharmaceuticals, Inc., Correvio Pharma Corp., Cubist Pharmaceuticals, Inc., and Nabriva Therapeutics. Dr. Corrigan holds an M.D. from the University of Virginia and received specialty training in psychiatry at Maine Medical Center and Cornell University. He received a Bachelor of Arts in Psychology from the University of Virginia. We believe he is qualified to serve on our Board because of his extensive experience working with clinical-stage companies, and as a board member, board committee member and chief executive officer of publicly-traded biopharmaceutical companies, along with his medical degree and clinical training in psychiatry, as well as his clinical and regulatory expertise.
Peter Kolchinsky, Ph.D.
has served as a director since January 2015. Dr. Kolchinsky is a founder and Managing Partner of RA Capital Management, L.P., a multi-stage investment manager which is dedicated to evidence-based investing in healthcare and life science companies that are developing drugs, medical devices, and diagnostics, where he has worked since 2001. RA Capital Management, L.P. is the investment manager of RA Capital Healthcare Fund, L.P. Dr. Kolchinsky also serves as the Chairman and CEO of Therapeutics Acquisition Corp. (AKA Research Alliance Corp. I), and Chairman and CEO of Research Alliance Corp. II. He serves as a member of the board of directors of Forma Therapeutics Holdings, Inc., Therapeutics Acquisition Corp, and Research Alliance Corp. II, in addition to a number of private companies. Dr. Kolchinsky also leads RA Capital’s engagement and publishing efforts, which aim to make a positive social impact and spark collaboration among healthcare stakeholders, including patients, physicians, researchers, policymakers, and industry. He served on the Board of Global Science and Technology for the National Academy of Sciences from 2009 to 2012, is the author of “The Great American Drug Deal” and “The Entrepreneur’s Guide to a Biotech Startup”, and frequently writes and speaks on the future of biotechnology innovation. Dr. Kolchinsky earned his Ph.D. in virology from Harvard University and earned his bachelor’s degree in Biology from Cornell University. We believe he is qualified to serve on our Board because of his scientific acumen, strong reputation as a thought leader in the life sciences industry, his extensive experience investing in and forming, building and growing life sciences companies and mentoring their management teams, as well as his experience as an institutional investor and his experience serving as a board member, board committee member, and board observer of various publicly-traded and privately-held healthcare and life science companies.
Adrian Rawcliffe
has served as a director since February 2017. Since September 2019, Mr. Rawcliffe has served as the Chief Executive Officer of Adaptimmune Therapeutics plc. From 2015 to September 2019, he served as Adaptimmune’s Chief Financial Officer. Prior to joining Adaptimmune, Mr. Rawcliffe served in various roles at GlaxoSmithKline plc, including Senior Vice President Finance, North America Pharmaceuticals and Global Franchises from 2011 to 2015; Senior Vice President, Worldwide Business Development and R&D Finance from 2006 to 2011; Vice President, Worldwide Business Development Transactions and Ventures from 2003 to 2005; and Vice President, Deal Structuring from 2001 to 2003. From 2005 to 2006, Mr. Rawcliffe served as the President and Managing Partner of SR One Ltd. Mr. Rawcliffe began his career as a supervisor at Coopers & Lybrand (now PricewaterhouseCoopers) from 1993 to 1997. Mr. Rawcliffe received his B.Sc. in Natural Sciences from the

University of Durham, England. Mr. Rawcliffe also received Chartered Accountancy training through The Institute of Chartered Accountants in England and Wales (ICAEW). We believe he is qualified to serve on our Board because of his global operating and business leadership experience working in the biopharmaceutical industry, his experience as a board member, board committee member, chief financial officer and chief executive officer of publicly traded biotechnology companies, and his extensive operating and corporate development experience working in various roles at one of the world’s largest global healthcare companies.
Aik Na Tan
has served as a director since August 2020
.
Ms. Tan currently serves as Senior Vice-President (Administration) at Nanyang Technological University, Singapore (NTU), a position she has held since January 2020. From when she joined NTU in August 2016 to December 2017, she served as NTU’s Chief Financial Officer. She also served as NTU’s Chief Administrative Officer from April 2017 to December 2017 and as NTU’s Vice-President (Administration) from January 2018 to December 2019. Prior to joining NTU, Ms. Tan served as Global Finance Transformation Leader & Managing Director of the Chemours Company Singapore Pte Ltd, a
spin-off
from DuPont, from 2015 to 2016. From 1994 to 2015, Ms. Tan held numerous global and regional leadership roles at DuPont in accounting, corporate treasury, six sigma, financial systems, supply chain, operations, financial and strategic planning, including various positions at DuPont Company (Singapore) Pte Ltd, most recently serving as the Chief Financial Officer of DuPont Titanium Technologies from November 2011 to February 2015. Ms. Tan began her professional career as a tax assistant at Price Waterhouse. Ms. Tan holds a Bachelor of Accountancy degree from the Nanyang Technological University, Singapore, and is a member of the Institute of Singapore Chartered Accountants. We believe she is qualified to serve on our Board because of her extensive experience as a chief financial officer and chief administrative officer, her broad operations experience working in Singapore corporations, her experience working on boards of directors and committees thereof, as well as her business, financial and accounting credentials.
Ken Takanashi
has served as a director since July 2012. Since 2002, Mr. Takanashi has served in various executive management and director roles at Shin Nippon Biomedical Laboratories Ltd. (“SNBL”) and its affiliates and currently serves as its Executive Vice President, Chief Operating Officer. Mr. Takanashi was the Chief Financial Officer of SNBL USA, Ltd., a subsidiary of Shin Nippon Biomedical Laboratories, from 2012 to 2014. Mr. Takanashi also serves on the board of directors of Satsuma Pharmaceuticals, Inc. a publicly traded biopharmaceutical company. Mr. Takanashi earned an M.B.A. from the University of Warwick and received his bachelor’s degree from the University of Tokyo and is a Chartered Public Accountant. We believe he is qualified to serve on our Board because of his extensive experience leading global research and development organizations in the biopharmaceutical industry, his experience forming, building and taking public life sciences companies, along with his experience serving as a board member and board committee member of various publicly-traded life sciences companies, his long-standing history with Wave, his close familiarity with our Japanese operations, and his business, financial and accounting credentials.
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
the
non-profit
Gloucester Marine Genomics Institute and Gloucester Biotechnology Academy in 2013 and served as the Founding President until 2016. He is the co-founder
of Fog Pharmaceuticals Inc. and currently serves as President and Chief Executive Officer for the company. He is also Chief Executive Officer and Chief Scientific Officer of LifeMine Therapeutics Inc. He is also the founder of Warp Drive Bio (merged with Revolution Medicines, Inc. (Nasdaq: RVMD)) and served in various roles, from Chief Scientific Officer to Chief Executive Officer, from the company’s inception in 2012 until April 2016. Dr. Verdine founded Enanta Pharmaceuticals and served as a member of its board of directors from 1990 through its initial public offering in 2013. He is a Venture Partner at WuXi Healthcare Ventures, and has previously served as Venture Partner at AppleTree Ventures, TPG Biotech and Third Rock Ventures. He has served on the Board of Scientific Counsellors of the National Cancer Institute, and is on the Board of Scientific Consultants of the Memorial Sloan Kettering Cancer Center, and he is a Senior Advisor to Shin Nippon Biomedical Laboratories Ltd. Dr. Verdine is also the co-founder
of Eleven Biotherapeutics, Tokai Therapeutics, Aileron Therapeutics, and Gloucester Pharmaceuticals (acquired by Celgene in 2010). He has also served as a director of the Chemical Biology Initiative and the Program in Cancer Chemical Biology at the Dana-Farber Cancer Institute. Dr. Verdine received his Ph.D. in

Chemistry from Columbia University and completed postdoctoral work in Molecular Biology at the Massachusetts Institute of Technology and Harvard Medical School. We believe he is qualified to serve on our Board because of his expertise and deep knowledge as a co-founder
of Wave of our technology, his vast expertise in unique protein chemistry, including as a leading expert in the field of stereochemistry, and his long track record of founding, advising and leading successful biopharmaceutical companies.
Heidi L. Wagner, J.D.
has served as a director since September 2019. Ms. Wagner currently serves as Senior Vice President, Government Affairs and Policy at Global Blood Therapeutics, Inc., where she has worked since 2018. Prior to joining Global Blood Therapeutics, Ms. Wagner served as Senior Vice President, Global Governmental Affairs at Alexion Pharmaceuticals, Inc. from 2012 to 2018, and as Vice President, Global Government Affairs from 2009 to 2012. Ms. Wagner held the role of Senior Director of Government Affairs at Genentech, Inc. from 2000 to 2009, and as Director, Government Affairs from 1998 to 1999. Prior to that time, she served as Health Policy Director and Consultant at Healthcare Leadership Council, and in various roles at Epstein Becker & Green and Groom & Nordberg, and the U.S. House of Representatives. Ms. Wagner currently serves as a member of the board of directors of the American Kidney Fund, as a Trustee of the University of Colorado Foundation, and as an advisory board member of the University of Colorado, College of Media, Communication and Information. From 2015 to 2018, she also served as a member of the board of directors of the European Confederation of Pharmaceutical Entrepreneurs. Ms. Wagner earned a J.D. from George Mason University School of Law and received a Bachelor of Science in Journalism and Mass Communication from the University of Colorado. We believe she is qualified to serve on our Board because of her extensive experience as a government affairs executive driving strategy for government policy, pricing, reimbursement and patient access for various biopharmaceutical companies, including leading the pricing and reimbursement strategy, and implementing the global compliance programs for leading rare disease biopharmaceutical organizations.
Pursuant to the Singapore Companies Act, Chapter 50 (the “Singapore Companies Act”) and our Constitution, our Board must have at least one director who is ordinarily resident in Singapore. Ms. Tan is our Singapore resident director.
Committees of the Board of Directors and Meetings
Meeting Attendance
. During the fiscal year ended December 31, 2020, there were six meetings of our Board, and the various committees of the Board met a total of 14 times. No director attended fewer than 75% of the total number of meetings of the Board and of committees of the Board on which such director served during 2020. The Board has adopted a policy under which our directors are encouraged to attend our annual general meetings of shareholders. As a Singapore company, we are required to prepare annual Singapore statutory audited financial statements (our “second annual audit”) and to deliver them to our shareholders in connection with our annual general meetings of shareholders. Our second annual audit can only be conducted following our first annual audit, which requires our preparation and filing of annual U.S. GAAP audited consolidated financial statements with the SEC. As a result, these multiple audits do not allow us to schedule our quarterly board meetings at the same time as our annual general meetings of shareholders and we typically hold our annual general meetings during the summertime.
Audit Committee
.
 Our Audit Committee held seven meetings during the fiscal year ended December 31, 2020. Our Audit Committee currently has four members: Mr. Henry (Chairman), Dr. Corrigan, Mr. Rawcliffe, and Ms. Tan. During the period of January 1, 2020 through August 18, 2020, our Audit Committee was comprised of Mr. Henry (Chairman), Dr. Corrigan, Mr. Rawcliffe and Koji Miura. On August 18, 2020, Mr. Miura retired from the Board and the Audit Committee upon the conclusion of our 2020 Annual General Meeting of Shareholders. During the period of August 18, 2020 through November 2, 2020, our Audit Committee was comprised of Mr. Henry (Chairman), Dr. Corrigan, and Mr. Rawcliffe. On November 2, 2020, Ms. Tan joined as a member of our Audit Committee. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the responsibility to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits.

Dr. Corrigan, Messrs. Henry and Rawcliffe, and Ms. Tan satisfy the current independence standards promulgated by the SEC and by the Nasdaq Stock Market, as such standards apply specifically to members of audit committees. The Board has determined that each member of the Audit Committee meets the financial literacy requirements of the Nasdaq Stock Market Rules and that each of Messrs. Henry and Rawcliffe and Ms. Tan qualifies as an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation
S-K.
A copy of the Audit Committee’s written charter is publicly available on our website at www.wavelifesciences.com.
Compensation Committee
.
Our Compensation Committee met four times during the fiscal year ended December 31, 2020. The Compensation Committee currently has three members: Mr. Henry (Chairman), Mr. Rawcliffe, and Ms. Wagner. During the period of January 1, 2020 through December 1, 2020, our Compensation Committee was comprised of Mr. Henry (Chairman), Dr. Kolchinsky and Ms. Pott. On December 1, 2020, Mr. Rawcliffe replaced Dr. Kolchinsky as a member of our Compensation Committee. On January 8, 2021, Ms. Pott resigned from the Board and the Compensation Committee. On April 15, 2021, Ms. Wagner joined as a member of our Compensation Committee. Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and include reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our 2014 Equity Incentive Plan, as amended (the “2014 Equity Incentive Plan”) and our 2019 Employee Share Purchase Plan (the “2019 ESPP”). The Compensation Committee is responsible for determining the compensation of our executive officers.
Each member of the Compensation Committee qualifies as independent under the definition promulgated by the Nasdaq Stock Market.
A copy of the Compensation Committee’s written charter is publicly available on our website at www.wavelifesciences.com.
Nominating and Corporate Governance Committee
.
Our Nominating and Corporate Governance Committee met three times during the fiscal year ended December 31, 2020. The Nominating and Corporate Governance Committee currently has three members: Dr. Corrigan (Chairman), Mr. Takanashi and Ms. Wagner. During the period of January 1, 2020 through December 1, 2020 our Nominating and Corporate Governance Committee was comprised of Mr. Henry (Chairman), Mr. Takanashi and Ms. Wagner. On December 1, 2020, Dr. Corrigan replaced Mr. Henry as a member and Chairman of our Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee’s role and responsibilities are set forth in the Nominating and Corporate Governance Committee’s written charter and include evaluating and making recommendations to the full Board as to the size and composition of the Board and its committees, evaluating and making recommendations as to potential candidates, and evaluating current Board members’ performance.
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
The Nominating and Corporate Governance Committee considers issues of diversity among its members in identifying and considering nominees for director, and strives where appropriate to achieve a diverse balance of backgrounds, perspectives, experience, age, gender, ethnicity and country of citizenship on the Board and its committees. The value of many forms of diversity is reflected on our Board, and we believe that our current Board represents diversity of thought, background and experience, as well as diversity of personal characteristics such as gender, ethnicity and age. The Board continually seeks out highly qualified women and minority candidates, as well as candidates with diverse backgrounds, skills and experiences as part of each search for qualified directors the Company undertakes. The Board’s commitment to gender diversity was recently demonstrated by the appointments to the Board and its committees of two female directors in 2019 and an additional female director in 2020.
A copy of the Nominating and Corporate Governance Committee’s written charter and our Corporate Governance Guidelines, which set forth our nominee requirements are publicly available on our website at www.wavelifesciences.com.
Procedures by which Shareholders may Nominate Directors
The Nominating and Corporate Governance Committee shall review and evaluate information available to it regarding candidates proposed by shareholders and shall apply the same criteria, and shall follow substantially the same process in considering them, as it does in considering other candidates. The factors generally considered by the Nominating and Corporate Governance Committee are set out in our Corporate Governance Guidelines, which are publicly available on the “For Investors & Media” section of our website at http://ir.wavelifesciences.com/ under the heading “Corporate Governance.” If a shareholder wishes to nominate a candidate to be considered by the Nominating and Corporate Governance Committee for election as a director at our 2022 Annual General Meeting of Shareholders, it must give timely notice of the nomination in writing to our General Counsel not less than 45 days prior to the date that is one year from the date on which we first mail our proxy statement relating to our 2021 Annual General Meeting of Shareholders (the “2021 AGM”). All shareholder proposals should be marked for the attention of General Counsel, Wave Life Sciences Ltd., 733 Concord Avenue, Cambridge, MA 02138.
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
Our Board oversees the risk management activities designed and implemented by our management. Our Board executes its oversight responsibility for risk management both directly and through its committees. Our Board also considers specific risk topics, including risks associated with our strategic plan, business operations and capital structure. In addition, our Board receives detailed regular reports from members of our management team and other personnel that include assessments and potential mitigation of the risks and exposures involved with their respective areas of responsibility. Our Board receives regular updates on the evolving
COVID-19
situation and engages regularly with our management team, including with regard to our operations, clinical trial enrollment, financial position and liquidity, communications strategy and employee matters, among other items. As part of its risk management oversight, our Board has been working with our management team to identify and monitor
COVID-19
related risks to our Company, and is involved in strategy decisions and other actions we are taking to mitigate risks related to the impact of
COVID-19
on our business.
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
Hedging and Pledging Policies
We maintain an Insider Trading Policy that, among other things, prohibits all officers, including our named executive officers, directors and employees from engaging in “hedging” transactions with respect to our ordinary shares. This includes short sales, hedging of share ownership positions, transactions in straddles, collars or other similar risk reduction or hedging devices, and transactions involving derivative securities relating to our ordinary shares. In addition, they are also prohibited from pledging of the Company’s securities as collateral for a loan; provided, however, that (i) any pledge arrangement which existed prior to the adoption of the Company’s Insider Trading Policy in connection with its initial public offering, was grandfathered and need not be unwound solely due to the adoption of this policy; and (ii) exceptions may be granted for pledge arrangements where Company personnel wish to pledge the Company’s securities as collateral for a loan (other than a margin loan) and can demonstrate the financial wherewithal to repay the loan without having to resort to the pledged securities.
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

Executive Officers
Set forth below is information as of April 10, 2021 regarding our executive officers who are not also directors. We have employment agreements with certain of our executive officers and all of our executive officers are at-will
employees.

Name	Age	Title
Christopher Francis, Ph.D.	43	Senior Vice President, Corporate Development, Head of Emerging Areas
Kyle Moran	50	Chief Financial Officer
Michael Panzara, M.D., MPH	54	Chief Medical Officer, Head of Therapeutics Discovery and Development
Chandra Vargeese, Ph.D.	59	Chief Technology Officer
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
Kyle Moran
has served as our Chief Financial Officer since December 2020. Prior to this appointment, Mr. Moran served as our Vice President, Head of Finance from July 2014 to August 2016; Vice President, Technical Operations from August 2016 to December 2017; Senior Vice President, Technical Operations, from December 2017 to November 2018; Senior Vice President, Operations and Business Analytics from November 2018 to January 2020; and most recently as Senior Vice President, Finance and Operations from January 2020 through his promotion to Chief Financial Officer in December 2020. Prior to joining us, Mr. Moran served as Chief Financial Officer and Chief Operating Officer of Veroha, Inc., an information assurance software company focused on electronic notary solutions, from 2010 to 2014. He was also a founding partner of Context Financial Services, LLC, a boutique consulting firm that provided interim
CFO-services
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
Michael Panzara, M.D., MPH
has served as our Chief Medical Officer, Head of Therapeutics Discovery and Development since May 2020. During the period of November 2018 through April 2020, Dr. Panzara served as our Chief Medical Officer. During the period of July 2016 to October 2018, Dr. Panzara served as our Franchise Lead, Neurology. Prior to joining us, Dr. Panzara served in various roles at Sanofi Genzyme (and Genzyme Corporation before its merger with Sanofi in 2011) from 2009 to July 2016, most recently serving as Head of the Multiple Sclerosis, Neurology and Ophthalmology Therapeutic Area for Global Development and prior to that, serving as Group Vice President, Therapeutic Area Head, Multiple Sclerosis and Neurology. Prior to joining Genzyme, Dr. Panzara served in roles of increasing responsibility at Biogen, including Vice President, Chief Medical Officer, Neurology from 2006 to 2009 and in various roles in the Medical Research group from 2001 to 2006. In addition, from 1999 to 2011, Dr. Panzara was an Instructor in Neurology at Harvard Medical School and an Assistant in Neurology at Massachusetts General Hospital (MGH). He trained in neurology at MGH from 1994 to 1998, and completed his post-doctoral training in immunology and rheumatology at Brigham and Women’s Hospital. Dr. Panzara holds a bachelor’s degree from the University of Pennsylvania, a medical degree from Stanford University School of Medicine, and a master’s degree in public health from the Harvard School of Public Health.

Chandra Vargeese, Ph.D.
has served as our Chief Technology Officer since May 2020. During the period of August 2014 to April 2020, Dr. Vargeese served as Senior Vice President, Head of Drug Discovery. Before joining us, Dr. Vargeese served as Novartis’ Executive Director and Head of RNA Chemistry and Delivery, a position she held from 2008 to 2014. Prior to joining Novartis, Dr. Vargeese led siRNA delivery in the RNA Therapeutics division at Merck & Co., where she served as Senior Director and Head of RNA Chemistry and Delivery. Dr. Vargeese joined Merck through its acquisition of Sirna Therapeutics, where she was Vice President of Chemistry. Before Sirna, Dr. Vargeese served as Associate Director of Chemistry at NeXstar Pharmaceuticals and is the
co-inventor
of Macugen (pegaptanib), an approved therapy for treating wet AMD. Dr. Vargeese earned a Ph.D. in Organic Chemistry at the Indian Institute of Science, Bangalore, India and completed post-doctoral work at the University of Rhode Island.
DELINQUENT SECTION 16(A) REPORTS
With the exception of a Form 4 to report two transactions, the receipt of an option to purchase our ordinary shares and restricted share units (“RSUs”) awarded on February 1, 2021 required to be filed for each of our executive officers, Drs. Bolno, Francis, Panzara and Vargeese, and Mr. Moran, which were filed on February 18, 2021 (but were due on February 3, 2021), our records reflect that all reports that were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis during the fiscal year ended December 31, 2020.
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
EXECUTIVE COMPENSATION
Summary Compensation Table
The following table shows the total compensation paid or accrued during the last two fiscal years ended December 31, 2020 and 2019 to our President and Chief Executive Officer and our two next most highly compensated executive officers, our named executive officers (“NEOs”), who earned more than $100,000 during the fiscal year ended December 31, 2020 and were serving as executive officers as of such date.

					Non-Equity
			Share	Option	Incentive Plan	All Other
		Salary	Awards	Awards	Compensation	Compensation
Name and Principal Position	Year	($)	($) (1)	($) (2)	($)	($) (3)	Total ($)
Paul B. Bolno, M.D., MBA	2020	578,977	—	308,675	376,335	6,154	1,270,141
President and Chief Executive Officer	2019	578,977	2,700,000	—	282,251	20,298	3,581,526
Michael Panzara, M.D., MPH	2020	460,860	—	176,386	184,344	9,792	831,382
Chief Medical Officer, Head of Therapeutics Discovery and Development	2019	451,815	675,000	—	135,545	9,642	1,272,002
Chandra Vargeese, Ph.D.	2020	434,520	—	176,386	173,808	10,872	795,586
Chief Technology Officer	2019	426,000	675,000	—	127,800	10,722	1,239,522

(1)
Amount represents the aggregate grant date fair value for the share awards identified, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in our Annual Report on Form
10-K
for the year ended December 31, 2020. For the 2019 grants of performance-based RSUs, the value reported is the value of the award at the grant date based upon the probable outcome of the performance conditions, which was $0. The value of the 2019 grants of performance-based RSUs at the grant date, assuming that all performance conditions will be achieved, is $8,325,000 for Dr. Bolno, $4,500,000 for Dr. Panzara and $4,500,000 for Dr. Vargeese.

(2)
Amounts represent the aggregate grant date fair value for the option awards identified, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in our Annual Report on Form
10-K
for the year ended December 31, 2020.

(3)
For 2020, amounts include 401(k) matching contributions of $5,344 made to Dr. Bolno and $8,550 made to Drs. Panzara and Vargeese, as well as the value of annual premiums paid by us with respect to a life insurance policy for the benefit of each of the named executive officers.

Narrative to Summary Compensation Table
Our Compensation Committee creates the policies that govern base salary, annual cash performance-based incentives, our long-term incentive program and other compensation and benefits for our named executive officers. Our Compensation Committee reviews and discusses our executive officers’ proposed compensation with the Chief Executive Officer for all executives other than the Chief Executive Officer. The Chief Executive Officer’s compensation is determined by the Compensation Committee.
In determining executive officer compensation, our Compensation Committee, with the assistance of its independent compensation consultant, Radford, a business unit of AON plc and an independent executive compensation consulting firm, evaluates the market competitiveness of compensation for each of our named executive officers in order to guide target compensation decisions for the coming year. Our Compensation Committee references a peer group of publicly traded companies in the biopharmaceutical industry for purposes of gathering data to compare with our existing executive compensation levels and practices and as context for future compensation decisions. Our Compensation Committee reviews and updates the compensation peer group each year, as appropriate, to include companies that the Compensation Committee believes are competitors for executive talent and that are similar to us in terms of their stage of development, therapeutic focus, market capitalization, number of employees, structure, financial profile and geographic proximity to the Cambridge biotech cluster, as applicable. We also recognize that it is unlikely for companies to align equally on all factors, so we consider companies that meet a majority of the criteria. Due to the nature of our business, we compete for executive talent with many companies much larger than we are. Our Compensation Committee considers peer group and other industry compensation data and the recommendations of our compensation consultant when making decisions related to executive compensation, ultimately giving consideration to the competitiveness of our compensation program, internal perceptions of equity and individual performance and role. Our Compensation Committee finds comparative data from our peer group to be useful in setting and adjusting executive compensation, but it does not target our programs or any particular element of compensation to be at or within a particular percentile or range compared to our peers. Our Compensation Committee uses the peer group data primarily to ensure that our executive compensation program and its constituent elements are and remain competitive in relation to our peers, and applies judgment and discretion in establishing targeted compensation levels taking into account not only competitive market data but also the experience of the executive, scope of responsibility, critical skill sets and expertise.
Employment Agreements with Our Named Executive Officers
Paul B. Bolno, M.D., MBA
In May 2020, we entered into an amended and restated employment agreement with Dr. Bolno, pursuant to which he serves as our President and Chief Executive Officer. The employment agreement amends and restates the prior employment arrangement between the Company and Dr. Bolno. As of January 1, 2020, Dr. Bolno’s annual base salary was $578,977, and his annual target bonus percentage is up to 65% of his annual base salary, subject to the achievement of annual performance milestones defined by our Board in its sole discretion. Effective January 1, 2021, Dr. Bolno’s annual base salary was increased to $597,000. In February 2021, in recognition of his 2020 performance supporting the achievement of our corporate goals discussed below, Dr. Bolno received a cash bonus of $376,335 that was equal to 100% of his 2020 target bonus, 65% of his annual base salary. In addition, in February 2021, he received an option to purchase 200,000 of our ordinary shares and 150,000 RSUs under our 2014 Equity Incentive Plan as long-term incentive plan awards, each award vests over a two-year
period, 50% on the first and second anniversaries. Pursuant to Dr. Bolno’s employment agreement, if we terminate his employment without cause or if he terminates employment for good reason, Dr. Bolno will be entitled to receive as of the date of his termination continued payment for 18 months or 12 months, respectively, of his then-current annual base salary; continued payment of health insurance premiums at the Company’s then normal rate of contribution until the earlier of 18 months or 12 months, respectively, following termination or until he commences new employment; and the payment of a separation bonus equal to his then annual target bonus opportunity, prorated through the termination date. In addition, if a change of control occurs and within one year following the change of control, Dr. Bolno is involuntarily terminated without cause or if Dr. Bolno terminate his employment for good reason, Dr. Bolno will be entitled to receive a lump sum cash payment equal to 18 months or 12 months, respectively, of his then-current annual base salary; continued payment of health insurance premiums at the Company’s then normal rate of contribution until the earlier of 18 months or 12 months, respectively, following termination or until he commences new employment; and the payment of a separation bonus equal to his then annual target bonus opportunity. Receipt of the severance and change of control benefits described above are subject to execution of a release of claims against the Company and compliance with certain restrictive covenants following the termination of his employment. Pursuant to applicable equity agreements with Dr. Bolno, all unvested shares underlying outstanding options and RSUs that are granted after December 31, 2017 will become fully vested upon termination without cause or for good reason within 12 months following a change of control.

Michael Panzara, M.D.
 In July 2016, we entered into an employment agreement with Dr. Panzara, pursuant to which he now serves as our Chief Medical Officer, Head of Therapeutics Discovery and Development. As of January 1, 2020, Dr. Panzara’s annual base salary was $460,860, and his annual target bonus percentage was up to 40% of his annual base salary, subject to the achievement of annual performance milestones defined by our Board in its sole discretion. Effective January 1, 2021, Dr. Panzara’s annual base salary was increased to $471,000, and his annual target bonus percentage was increased to 45% of his annual salary. In February 2021, in recognition of his 2020 performance supporting the achievement of our corporate goals discussed below, Dr. Panzara received a cash bonus of $184,344 that was equal to 100% of his 2020 target bonus, 40% of his base salary. In addition, he received an option to purchase 50,000 of our ordinary shares and 50,000 RSUs under our 2014 Equity Incentive Plan as long-term incentive plan awards, each award vests over a two-year
period, 50% on the first and second anniversaries. Pursuant to Dr. Panzara’s employment agreement, if he is involuntarily terminated by the Company without cause or terminates employment for good reason, he will be entitled to receive continued payment of his base salary for 12 months following termination and continued payment of health insurance premiums at the Company’s then normal rate of contribution until the earlier of 12 months following termination or until he commences new employment. In addition, if a change of control occurs and within one year following the change of control, Dr. Panzara is involuntarily terminated without cause or terminates his employment for good reason, he will be entitled to receive a lump sum cash payment equal to 12 months of his then-current annual base salary; the payment of a separation bonus equal to his then annual target bonus opportunity, prorated through his termination date; and continued payment of health insurance premiums at the Company’s then normal rate of contribution until the earlier of 12 months following the termination date or until he commences new employment. Receipt of the severance and change of control benefits described above are subject to execution of a release of claims against the Company and compliance with certain restrictive covenants following the termination of his employment. Pursuant to applicable equity agreements with Dr. Panzara, all unvested shares underlying outstanding options and RSUs that were granted through December 31, 2017 will become fully vested upon a change of control which is defined as follows: (A) a merger or consolidation of the Company whether or not approved by the Board, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or the parent of such corporation) more than 50% of the total voting power represented by the voting securities of the Company or such surviving entity or parent of such corporation, as the case may be, outstanding immediately after such merger or consolidation; or (B) the sale or disposition by the Company of all or substantially all of the Company’s assets in a transaction requiring shareholder approval. In addition, all unvested shares underlying outstanding options and RSUs that are granted after December 31, 2017 will become fully vested upon termination without cause or for good reason within 12 months following a change of control.
Chandra Vargeese, Ph.D.
In May 2020, we entered into an amended and restated employment agreement with Dr. Vargeese, pursuant to which she serves as our Chief Technology Officer. The employment agreement amends and restates the prior employment arrangement between the Company and Dr. Vargeese. As of January 1, 2020, Dr. Vargeese’s annual base salary was $434,520, and her annual target bonus percentage was up to 40% of her annual base salary, subject to the achievement of annual performance milestones defined by our Board in its sole discretion. Effective January 1, 2021, Dr. Vargeese’s annual base salary was increased to $444,000, and her annual target bonus percentage was increased to 45% of her annual base salary. In February 2021, in recognition of her 2020 performance supporting the achievement of our corporate goals discussed below, Dr. Vargeese received a cash bonus of $173,808 that was equal to 100% of her 2020 target bonus, 40% of her base salary. In addition, she received an option to purchase 50,000 of our ordinary shares and 50,000 RSUs under our 2014 Equity Incentive Plan as long-term incentive plan awards, each award vests over a two-year
period, 50% on the first and second anniversaries. Pursuant to Dr. Vargeese’s employment agreement, if we terminate her employment without cause or if she terminates employment for good reason, Dr. Vargeese will be entitled to receive as of the date of her termination continued payment for 18 months or 12 months, respectively, of her then-current annual base salary; continued payment of health insurance premiums at the Company’s then normal rate of contribution until the earlier of 18 months or 12 months, respectively, following termination or until she commences new employment; and the payment of a separation bonus equal to her then annual target bonus opportunity, prorated through the termination date. In addition, if a change of control occurs and within one year following the change of control, Dr. Vargeese is involuntarily terminated without cause or if Dr. Vargeese terminates her employment for good reason, Dr. Vargeese will be entitled to receive a lump sum cash payment equal to 18 months or 12 months, respectively, of her then-current annual base salary; continued payment of health insurance premiums at the Company’s then normal rate of contribution until the earlier of 18 months or 12 months, respectively, following termination or until she commences new employment; and the payment of a separation bonus equal to her then annual target bonus opportunity. Receipt of the severance and change of control benefits described above are subject to execution of a release of claims against the Company and compliance with certain restrictive covenants following the termination of her employment. Pursuant to applicable equity agreements with Dr. Vargeese, all unvested shares underlying outstanding options and RSUs that are granted after December 31, 2017 will become fully vested upon termination without cause or for good reason within 12 months following a change of control.
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
Base Salaries
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
Annual Cash Incentive Program
Our executive officers are eligible to receive annual cash incentive awards, with the target bonus opportunity for 2020 determined as a percentage of their base salary. At the beginning of 2020, our Board approved ambitious corporate goals and objectives that our Compensation Committee then used to design our annual cash incentive program for 2020. Under this program, the Compensation Committee determined that the corporate goals would apply uniformly to all of our executive officers. Our 2020 corporate goals, plus additional obstacles that we overcame as a result of the
COVID-19
global pandemic, that were assessed to determine our 2020 corporate performance are set forth below:

•
Submitted clinical trial applications for our first two new
PN-containing
programs:
WVE-003
for Huntington’s disease, and
WVE-004
for ALS and FTD, in order to enable commencement of clinical trials in 2021 (
achieved
)

•	Deliver PRECISION-HD data from all cohorts and OLE ( delayed; achieved in 1Q 2021)

•	Received positive regulatory feedback for adaptive trial designs for WVE-003 and WVE-004 in order to potentially expedite data readouts ( achieved)

•	Created wtHTT (wild-type) assay for use in our allele-selective HD programs, with plans to make the assay widely available to the industry ( achieved)

•	Met or exceeded internal milestones relating to Takeda Category 2 programs ( achieved)

•	Prepared clinical trial application for our third new PN-containing program: WVE-N531 targeting exon-53 in DMD for filing in 1Q 2021 ( achieved)

•	Delivered first in-vivo target engagement NHP data for MAPT program ( achieved)

•	Selected SERPINA1 as the target for our first ADAR RNA-editing program ( achieved)

•	Expanded PRISM capabilities with two new modalities (ADAR, siRNA) ( achieved)

•	Submitted two manuscripts covering ADAR and DMD to high-profile journals; and prepared C9 publication that was submitted in 1Q 2021 ( achieved )

•	Developed a late-stage clinical / commercial manufacturing plan for WVE-120101 and WVE-120102 ( achieved)

•	Developed proprietary human ADAR mouse model; crossed with SERPINA1 ( achieved)

•	Secured approximately $200M in cash during 2020 ( achieved )

•
In the midst of the
COVID-19
global pandemic, maintained business continuity with more than 60% of workforce onsite and transitioned to virtual/remote environment for offsite employees with no loss of productivity (
achieved)

•	Added key talent broadly throughout the organization ( achieved)

•	Redesigned our performance management program ( achieved)

•	Refreshed our corporate values and prepared living the values initiatives to commence in 2021 ( achieved )

•	Delivered our 2020 corporate goals within our 2020 budget ( achieved)
Based on our Board’s assessment and consideration of the relative weighting and importance of our goals, our Board determined that we achieved 100% of our 2020 corporate goals. The Compensation Committee then determined that bonuses for 2020 performance be paid to our named executive officers based on these results.
Long-Term Incentive Compensation
2020 Long-Term Incentive Program (“2020 LTIP”)
In 2020, the long-term incentive component of the compensation of our NEOs consisted solely of share options. These share options were granted to each of our named executive officers by our Compensation Committee at a regularly scheduled meeting on March 3, 2020, at an exercise price of $8.17 per share; and vest over a two-year term,
with 50% vesting on February 1, 2021 and the remainder vesting on February 1, 2022. The Compensation Committee chose this two-year vesting
schedule over our standard four-year vesting schedule as a means of retention and because the 2019 Performance-Based RSUs became less likely to vest in the near-term due to the discontinuation of our suvodirsen program in December 2019, but the performance criteria remain relevant to our primary strategic imperative to deliver life-changing treatments for people battling devastating diseases and will continue to incentivize performance albeit over a longer period of time. In lieu of a cash salary increase for the 2020 calendar year, Dr. Bolno opted to receive an additional 3,000 share options with the same vesting schedule and exercise price as his other 2020 LTIP option grants.
2019 Performance-Based RSUs and 2021 Amended and Restated Performance-Based RSUs
In March 2019, the Compensation Committee approved the grant of performance-based RSUs to our employees, including our NEOs, that vest based on two separate performance milestones: 80% of the award will vest upon receipt of the first regulatory approval of a Wave drug product by the U.S. Food and Drug Administration or European Medicines Agency (the “Regulatory Approval Milestone”); and 20% of the award will vest upon the first commercial sale of a Wave drug product (the “Commercial Sale Milestone”), in each case, occurring by March 7, 2029, subject to continuous service (the “2019 Performance-Based RSUs”).
In March 2021, the Compensation Committee approved an amendment and restatement of all outstanding 2019 Performance-Based RSUs to add a third performance milestone to the two existing performance milestones. If the new performance milestone, the PN Chemistry Milestone (as defined below), is achieved prior to either of the two either of the Regulatory Approval Milestone or the Commercial Sale Milestone, then 50% of the award will be earned upon public disclosure of the achievement of clinical proof of concept of a molecule containing Wave’s PN backbone chemistry modifications (the “PN Chemistry Milestone”) and the percentages applicable to the Regulatory Approval Milestone or the Commercial Sale Milestone shall be reduced to 40% and 10%, respectively. This modification did not result in any incremental accounting expense as the grant date fair value of the award on the modification date, as with the original grant date fair value, remained at $0 based on the probable outcome of the performance conditions as of the modification date.

401(k) Plan
We maintain a 401(k) plan that is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. In general, all of our employees, including our named executive officers, are eligible to participate in the 401(k) plan. Under the 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit, equal to $19,500 in 2020, and to have the amount of such reduction contributed to the 401(k) plan. We currently match 50% of an employee’s 401(k) contributions up to a maximum of 6% of the participant’s compensation. Matching contributions are 100% vested upon completion of one year of service with the Company. In addition, employees who turn age 50 before the end of any calendar year may also defer up to an additional $6,500, and these catch-up
contributions are eligible for matching contributions. Matching contributions made to each of our named executive officers are included in the “Summary Compensation Table” above.
2014 Equity Incentive Plan
Our 2014 Equity Incentive Plan was amended on August 10, 2017, following receipt of shareholder approval at our 2017 Annual General Meeting. Accordingly, based on approval at our 2017 Annual General Meeting, our Board and shareholders authorized 6,064,544 ordinary shares for the granting of incentive options, non-qualified
options, or “NQSOs,” share appreciation rights and restricted share unit awards, plus annual increases on the first day of July 2018, 2019 and 2020 equal to the lesser of (A) 3% of the ordinary shares outstanding on the day prior to the increase; and (B) such lesser number of ordinary shares as determined by the Board; provided that no more than 10,000,000 ordinary shares may be issued upon the exercise of incentive share options. On July 1, 2018, 2019 and 2020, the 2014 Equity Incentive Plan was increased by 878,800, 1,027,987, and 1,071,964 ordinary shares, respectively. The maximum number of ordinary shares with respect to awards which may be granted to any participant in any fiscal year under the 2014 Equity Incentive Plan is 600,000 shares. In the event of a share dividend, split, recapitalization or reorganization or other change in capital structure, our Board will make appropriate adjustments to these amounts.
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

Outstanding Equity Awards at 2020 Fiscal
Year-End
The following table shows grants of options and grants of unvested restricted share unit awards outstanding on the last day of the fiscal year ended December 31, 2020 to each of the executive officers named in the Summary Compensation Table.

	Option Awards					Share Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Share Units That Have Not Vested (#)		Market Value of Shares or Share Units That Have Not Vested ($) (8)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (8)
Paul B. Bolno, M.D., MBA	219,025	—		$2.48	3/10/2025
	236,400	—		$18.79	6/16/2026
	69,478	3,022	(1)	$29.05	1/25/2027
	74,937	34,063	(2)	$40.05	1/23/2028
	—	63,000	(3)	$8.17	3/3/2030
						9,075	(4)	$71,420
						27,250	(5)	$214,458
						45,000	(6)	$354,150
									185,000	(7)	$1,455,950
Michael Panzara, M.D., MPH	131,250	—		$21.69	7/11/2026
	13,224	576	(1)	$29.05	1/25/2027
	24,062	10,938	(2)	$40.05	1/23/2028
	—	36,000	(3)	$8.17	3/3/2030
						1,725	(4)	$13,576
						8,750	(5)	$68,863
						11,250	(6)	$88,538
									100,000	(7)	$787,000
Chandra Vargeese, Ph.D.	205,964	—		$2.48	3/10/2025
	49,600	—		$18.79	6/16/2026
	18,687	813	(1)	$29.05	1/25/2027
	24,062	10,938	(2)	$40.05	1/23/2028
	—	36,000	(3)	$8.17	3/3/2030
						2,450	(4)	$19,282
						8,750	(5)	$68,863
						11,250	(6)	$88,538
									100,000	(7)	$787,000

(1)
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

(3)
50% vested on February 15, 2021 and the remaining 50% vests on February 15, 2022 subject to such officer’s continued service with us on each such vesting date. The award shall become fully vested upon termination without cause or for good reason within 12 months following a change of control.

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

(7)
These performance-based RSUs were granted on March 7, 2019 and were amended on March 17, 2021. A description of the vesting criteria of the performance-based-RSUs is set forth under the sub-heading
“
Long-Term Incentive Compensation
—
2019 Performance-Based RSUs and 2021 Amended and Restated Performance-Based RSUs”
above
.
The award shall become fully vested upon termination without cause or for good reason within 12 months following a change of control.

(8)	The market value of the RSU awards and performance-based RSUs is based on the closing price of our ordinary shares of $7.87 per share at December 31, 2020.
Director Compensation
The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2020 to each of our non-employee
directors. Directors who are also employees are not compensated for their service on our Board.

	Fees Earned or		All Other
Name	Paid in Cash ($) (1)	Option Awards ($) (2)	Compensation ($)		Total ($)
Christian Henry	110,500	44,758	—		155,258
Mark H. N. Corrigan, M.D.	48,000	44,758	—		92,758
Peter Kolchinsky, Ph.D.	46,000	44,758	—		90,758
Koji Miura	30,164	—	—		30,164
Amy Pott	46,000	44,758	—		90,758
Adrian Rawcliffe	48,000	44,758	—		92,758
Ken Takanashi	45,000	44,758	—		89,758
Aik Na Tan	16,175	101,071	—		117,246
Gregory L. Verdine, Ph.D.	40,000	44,758	150,000	(3)	234,758
Heidi L. Wagner, J.D.	45,000	44,758	—		89,758

(1)
Amounts represent fees earned during 2020 under our
Non-Employee
Director Compensation Policy. Mr. Miura retired as a director of the Company on August 18, 2020 and Ms. Pott resigned as a director of the Company on January 8, 2021. Ms. Tan was appointed as a director of the Company on August 18, 2020.

(2)
Amount represents the aggregate grant date fair value for the option awards identified, computed in accordance with FASB ASC Topic 718. Ms. Tan was granted 21,000 share option upon her appointment as a director of the Company on August 18, 2020. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in our Annual Report on Form
10-K
for the year ended December 31, 2020.

(3)	Amount paid pursuant to a consulting agreement between the Company and Dr. Verdine.

The following table shows the aggregate number of shares subject to options held by each of our non-employee
directors as of December 31, 2020.

Aggregate
Number of
Shares
Subject to
Name	Options
Christian Henry	57,000
Mark H. N. Corrigan, M.D.	31,500
Peter Kolchinsky, Ph.D.	48,000
Amy Pott	31,500
Adrian Rawcliffe	57,000
Ken Takanashi	48,000
Aik Na Tan	21,000
Gregory L. Verdine, Ph.D.	314,402
Heidi L. Wagner, J.D.	31,500
Non-Employee
Director Compensation Policy
At our 2020 Annual General Meeting of Shareholders, our shareholders overwhelmingly approved our 2020
Non-Employee
Director Compensation Policy, under which our directors were compensated for their service as directors, including as members of the various committees of our Board on which they serve, for the Board service period that commenced on the date of our 2020 Annual General Meeting of Shareholders and runs through the date of our 2021 AGM. The terms of the 2020
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
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information with respect to the beneficial ownership of our ordinary shares as of April 10, 2021 for (i) the executive officers named in the Summary Compensation Table appearing elsewhere in this Amendment, (ii) each of our directors, (iii) all of our current directors and executive officers as a group and (iv) each shareholder known by us to own beneficially more than 5% of our ordinary shares. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem ordinary shares that may be acquired by an individual or group within 60 days of April 10, 2021 pursuant to the exercise of options, or the vesting of restricted share unit awards, and the conversion of our outstanding Series A preferred shares into ordinary shares to be outstanding for the purpose of computing the percentage ownership of such individual or group, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all ordinary shares shown to be beneficially owned by them based on information provided to us by these shareholders. Percentage ownership is based on 49,855,763 ordinary shares outstanding on April 10, 2021.

	Ordinary Shares
	Beneficially Owned
Name	Shares	Percent
5% Beneficial Owners
RA Capital Management, L.P. (1)	7,775,207	15.6%
Shin Nippon Biomedical Laboratories, Ltd. (2)	5,885,478	10.9%
PRIMECAP Management Company (3)	3,924,475	7.9%
Entities Affiliated with Deerfield Mgmt., L.P. (4)	3,910,430	7.8%
Nantahala Capital Management, LLC (5)	3,357,305	6.7%
BlackRock, Inc. (6)	3,025,204	6.1%
BB Biotech AG (7)	2,602,858	5.2%
Directors and Named Executive Officers
Paul B. Bolno, M.D., MBA (8)	858,526	1.7%
Michael Panzara, M.D., MPH (9)	213,845	*
Chandra Vargeese, Ph.D. (10)	341,351	*
Mark H. N. Corrigan, M.D. (11)	7,875	*
Christian Henry (11)	46,500	*
Peter Kolchinsky, Ph.D. (12)	7,812,707	15.7%
Adrian Rawcliffe (11)	46,500	*
Ken Takanashi (13)	5,922,978	11.0%
Aik Na Tan	—	*
Gregory L. Verdine, Ph.D. (14)	333,902	*
Heidi L. Wagner, J.D. (11)	7,875	*
All current directors and executive officers as a group (13 individuals) (15)	15,833,752	28.5%

*	Represents less than 1% of ordinary shares outstanding on April 10, 2021.

(1)
Based on information reported by RA Capital Management, L.P. (“RA Capital”). Such shares are held by RA Capital Healthcare Fund, L.P. (the “Fund”) and in a separately managed account (the “Account”). On April 1, 2021, the Fund acquired a participation interest in the reported shares as part of a reorganization of the assets of the Account (the “Reorganization”). RA Capital is the investment manager for the Fund and the Account. The general partner of RA Capital is RA Capital Management GP, LLC, of which Dr. Peter Kolchinsky and Mr. Rajeev Shah are the managing members. Investment decisions with respect to shares held by the Fund and the Account are made by a portfolio management team at RA Capital of which Dr. Peter Kolchinsky, a member of our Board, is a member of RA Capital. RA Capital, RA Capital Management GP, LLC, Dr. Kolchinsky and Mr. Shah may be deemed indirect beneficial owners of the shares held by the Fund and the Account. RA Capital, RA Capital Management GP, LLC, Dr. Kolchinsky and Mr. Shah expressly disclaim beneficial ownership over all shares held by the Fund and the Account, except to the extent of their pecuniary interest therein. The Fund disclaims beneficial ownership of those securities reported by the Account except to the extent of its pecuniary interest therein. The address for RA Capital is 200 Berkeley Street, 18th Floor, Boston, MA 02116.

(2)
Based on information reported by Shin Nippon Biomedical Laboratories, Ltd. (“SNBL”) on Schedule 13D/A filed with the SEC on February 20, 2019. Consists of (i) 1,697,467 ordinary shares held by SNBL; (ii) 286,663 ordinary shares held by SNBL USA, Ltd. (“SNBL USA”); (iii) 1,801,348 Series A preferred shares held by SNBL; and (iv) 2,100,000 Series A preferred shares held by SNBL USA. The Series A preferred shares can be converted at any time on a one-for-one
basis into ordinary shares at the discretion of the holder. Ken Takanashi, a member of our Board, is an executive officer of SNBL and an executive officer and director of SNBL USA. SNBL and Mr. Takanashi share voting and dispositive power with respect to such shares and may be deemed to beneficially own such shares. The address of SNBL is St. Luke’s Tower 28F,
8-1,
Akashi-cho,
Chuo-ku,
Tokyo
104-0044,
Japan.

(3)
Based on information reported by PRIMECAP Management Company on Schedule 13G/A filed with the SEC on February 12, 2021. The address of PRIMECAP Management Company is 177 E. Colorado Blvd., 11
th
Floor, Pasadena, CA 91105.

(4)
Based on information reported by James E. Flynn on Schedule 13G filed with the SEC on April 9, 2021. Consists of shares held by Deerfield Partners, L.P., of which Deerfield Management Company, L.P. is the investment advisor and Deerfield Mgmt, L.P. is a general partner. The Schedule 13G indicates that shares are beneficially owned by Deerfield Mgmt, L.P., Deerfield Management Company, L.P., Deerfield Partners, L.P. and James E. Flynn. The address of these entities and Mr. Flynn is 345 Park Avenue South, 12 th
Floor, New York, NY 10010.

(5)
Based on information reported by Nantahala Capital Management, LLC on Schedule 13G filed with the SEC on February 16, 2021. Consists of shares beneficially owned by Nantahala Capital Management, LLC held by funds and separately managed accounts under its control. Wilmot B. Harkey and Daniel Mack are the managing members of Nantahala Capital Management, LLC and may be deemed to beneficially own such shares. The address of Nantahala Capital Management, Wilmot B. Harkey and Daniel Mack is 130 Main Street, 2
nd
Floor, New Canaan, CT 06840.

(6)
Based on information reported by BlackRock, Inc. on Schedule 13G filed with the SEC on February 2, 2021. Includes shares beneficially owned by BlackRock Advisors, LLC, BlackRock Investment Management (UK) Limited, BlackRock Asset Management Canada Limited, BlackRock Fund Advisors, BlackRock Asset Management Ireland Limited, BlackRock Institutional Trust Company, National Association, BlackRock Financial Management, Inc., BlackRock Japan Co., Ltd., BlackRock Asset Management Schweiz AG and BlackRock Investment Management, LLC. The filing noted that BlackRock, Inc. is a parent holding company or control person and claims sole dispositive power for 3,025,204 shares and sole voting power for 2,994,883 shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(7)
Based on information reported by BB Biotech AG and Biotech Target N.V on Schedule 13G/A filed with the SEC on February 12, 2021. Such shares are held by Biotech Target N.V., a wholly-owned subsidiary of BB Biotech AG. The address of BB Biotech AG is Schwertstrasse
6, CH-8200 Schaffhausen,
Switzerland and the address of Biotech Target N.V. is Ara Hill Top Building,
Unit A-5, Pletterijweg
Oost 1, Curaçao.

(8)	Consists of (i) 217,351 ordinary shares held by Dr. Bolno and (ii) 641,175 ordinary shares underlying options exercisable within 60 days of April 10, 2021.

(9)	Consists of (i) 24,545 ordinary shares held by Dr. Panzara and (ii) 189,300 ordinary shares underlying options exercisable within 60 days of April 10, 2021.

(10)	Consists of (i) 22,037 ordinary shares held by Dr. Vargeese and (ii) 319,314 ordinary shares underlying options exercisable within 60 days of April 10, 2021.

(11)	Consists of ordinary shares underlying options exercisable within 60 days of April 10, 2021.

(12)	See Footnote (1) above. Also consists of 37,500 ordinary shares underlying options exercisable within 60 days of April 10, 2021 held by Dr. Kolchinsky.

(13)	See Footnote (2) above. Also consists of 37,500 ordinary shares underlying options exercisable within 60 days of April 10, 2021 held by Mr. Takanashi.

(14)	Consists of (i) 30,000 ordinary shares held by Dr. Verdine and (ii) 303,902 ordinary shares underlying options exercisable within 60 days of April 10, 2021.

(15)
Consists of (i) 1,848,435 ordinary shares underlying options exercisable within 60 days of April 10, 2021, held by our current directors and executive officers, (ii) 10,083,969 outstanding ordinary shares beneficially owned by our current directors and executive officers and entities affiliated with certain of our directors, and (iii) 3,901,348 Series A preferred shares, which can be converted at any time on a one-for-one
basis into ordinary shares at the discretion of the holder, held by entities affiliated with one of our directors.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2020.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	4,923,610	(1)	$15.83	(2)	3,298,989	(3)
Equity compensation plans not approved by security holders	130,000	(4)	$9.64	(5)	—
Total	5,053,610		$15.67		3,298,989

(1)
Consists of options to purchase 3,770,395 of our ordinary shares outstanding under the 2014 Equity Incentive Plan, 728,021 of our ordinary shares subject to performance-based RSUs outstanding under the 2014 Equity Incentive Plan, and 425,194 of our ordinary shares subject to time-based RSUs outstanding under the 2014 Equity Incentive Plan, in each case as of December 31, 2020.

(2)	Reflects the weighted average exercise price of the options to purchase 3,770,395 of our ordinary shares outstanding under the 2014 Equity Incentive Plan, as of December 31, 2020.

(3)
Consists of 2,324,228 of shares available for future grants under the 2014 Equity Incentive Plan, as well as 974,761 of shares that remain available for sale under the 2019 Employee Share Purchase Plan effective August 15, 2019, in each case as of December 31, 2020.

(4)
Consists of options to purchase 103,000 of our ordinary shares granted outside of the 2014 Equity Incentive Plan in accordance with Nasdaq Listing Rule 5635(c)(4) and 27,000 of our ordinary shares subject to time-based RSUs granted outside of the 2014 Equity Incentive Plan in accordance with Nasdaq Listing Rule 5635(c)(4), outstanding as of December 31, 2020.

(5)	Reflects the weighted average exercise price of the options to purchase 103,000 of our ordinary shares granted in accordance with Nasdaq Listing Rule 5635(c)(4), outstanding as of December 31, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS
The following includes a summary of transactions since January 1, 2019 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of our total assets at December 31, 2020 and 2019, and in which any of our directors, executive officers or beneficial owners of more than 5% of our ordinary shares, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described in Item 11, “Executive Compensation.” We refer to such transactions as “related party transactions” or “related person transactions” and such persons as “related parties” or “related persons.” With the approval of our Board, we have engaged in the related party transactions described below.
Participation in Our Public Offering
On January 28, 2019, we closed a
follow-on
underwritten public offering of 3,950,000 ordinary shares for gross proceeds of $150.1 million, and on February 26, 2019, we closed on the sale of an additional 592,500 ordinary shares pursuant to the underwriters’ option to purchase additional ordinary shares (on the same terms and conditions as the initial closing) for gross proceeds of an additional $22.5 million. Affiliates of RA Capital Management, L.P. (“RA Capital”) purchased 263,158 ordinary shares in the public offering at the public offering price of $38.00 per share. RA Capital is the investment manager of RA Capital Healthcare Fund, L.P., one of our principal shareholders. Peter Kolchinsky, Ph.D., a member of our Board, is the Managing Partner of RA Capital.
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
Consulting Agreement with Gregory L. Verdine, Ph.D.
Gregory L. Verdine, Ph.D., a member of our Board, entered into a consulting agreement with Wave Life Sciences USA, Inc. (“Wave USA”), our wholly owned subsidiary, dated as of April 1, 2012, pursuant to which Dr. Verdine serves as a scientific advisor. The consulting agreement does not have a specified term and may be terminated by either party upon 14 days’ prior written notice. Wave USA pays Dr. Verdine $12,500 per month and, in each of 2019 and 2020, Dr. Verdine was paid an aggregate of $150,000 under this agreement.
Agreements with Pfizer and its Affiliate
On May 5, 2016, we entered into a Research, License and Option Agreement with Pfizer Inc. (“Pfizer”), which we refer to herein as the “Pfizer Collaboration Agreement.” Simultaneously with the entry into the Pfizer Collaboration Agreement, on May 5, 2016, we entered into a Share Purchase Agreement (the “Pfizer Equity Agreement”) with C.P. Pharmaceuticals International C.V., an affiliate of Pfizer (the “Pfizer Affiliate”). We refer to the Pfizer Collaboration Agreement and the Pfizer Equity Agreement herein collectively as the “Pfizer Agreements.”

Pursuant to the terms of the Pfizer Collaboration Agreement, we and Pfizer have agreed to collaborate on the discovery, development and commercialization of stereopure oligonucleotide therapeutics for up to five programs (each, a “Pfizer Program”), each directed at a genetically-defined hepatic target selected by Pfizer. Under the Pfizer Collaboration Agreement, the parties agreed to collaborate during a four-year research term. The research term for the Pfizer Collaboration Agreement ended in May 2020. The term of the Pfizer Collaboration Agreement runs from the effective date until the date of the last to expire payment obligations with respect to each Pfizer Program and with respect to each Company program, and expires on a program-by-program
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
Under the Pfizer Equity Agreement, we issued 1,875,000 ordinary shares (the “Pfizer Shares”) to the Pfizer Affiliate at a purchase price of $16.00 per share, for an aggregate purchase price of $30.0 million. Under the terms of the Pfizer Equity Agreement, the Pfizer Shares were subject to a lock-up
restriction, such that the Pfizer Affiliate agreed not to, nor cause its affiliates to, without our prior approval, sell, transfer or otherwise dispose of the Pfizer Shares until certain specified periods of time after the effective date of the Pfizer Equity Agreement. We also agreed to provide the Pfizer Affiliate with registration rights, as described under “Registration Rights under our Share Purchase Agreement with Pfizer” below.
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

DIRECTOR INDEPENDENCE
Our Board believes that independence is one important component of a high-functioning board capable of objective decision-making that represents the long-term interests of shareholders and the Company. Since the Company’s initial public offering in 2015, our Board has enhanced its independence by replacing two previous directors—a founder and a representative of an investor—with two directors, who are independent and not affiliated with any of our principal shareholders, Christian Henry and Adrian Rawcliffe, and also enhanced our Board’s independent leadership by appointing Mr. Henry as its independent Chairman. We have further strengthened our Board’s independence by appointing additional independent directors, including Mark H.N. Corrigan, M.D., Heidi L. Wagner, J.D. and Aik Na Tan. Our Board is committed to ensuring that its members reflect an appropriate level of independence in conjunction with the combination of qualifications, qualities and skills required to exercise its duties and responsibilities and serve the best interests of the Company and its shareholders. In accordance with our Corporate Governance Guidelines and Nasdaq rules, we hold executive sessions of our independent directors in conjunction with our regularly scheduled board meetings and otherwise as appropriate. In addition, our Compensation Committee meets in executive session with no members of management present, as necessary or appropriate, to address various compensation matters, including deliberations regarding our Chief Executive Officer’s performance and compensation.
Our Board has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board has determined that the following members of the Board are “independent directors” as defined by the Nasdaq Stock Market: Mses. Tan and Wagner, Drs. Kolchinsky and Corrigan, and Messrs. Henry, Rawcliffe and Takanashi.

Item 14.	Principal Accountant Fees and Services.
The following table presents fees for professional audit services rendered by KPMG LLP, our independent registered public accountant firm, for the services described in the table. Fees disclosed below include fees actually billed or expected to be billed for services pertaining to the applicable fiscal year.

	2020	2019
Audit fees (1)	$1,110,833	$1,567,215
Audit-related fees (2)	—	—
Tax fees (2)	—	—
All other fees (2)	—	—

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

(2)	There were no audit-related, tax or other fees in 2019 or 2020.

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
3.
Tax
services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and include fees in the areas of tax compliance, tax planning, and tax advice.
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
pre-approval
decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Item 15(a).	The documents listed below are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A.

Item 15(a)(1) and (2).	See Item 8 of the Original 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3).	Exhibits: The exhibits listed below are filed with, or incorporated by reference in, this Amendment.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

3.1	Constitution (formerly known as Memorandum of Association and Articles of Association)		Amendment No. 5 to Form S-1 (Exhibit 3.2)	11/10/2015	333- 207379

4.1	Form of Specimen Ordinary Share Certificate		Amendment No. 3 to Form S-1 (Exhibit 4.1)	11/06/2015	333- 207379

4.2	Description of Securities of the Registrant and Comparison of Shareholder Rights		Form 10-K (Exhibit 4.2)	03/04/2021	001- 37627

4.3.1	Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of August 14, 2015		Form S-1 (Exhibit 4.2)	10/09/2015	333- 207379

4.3.2	Amendment No. 1 to Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of November 8, 2018		Form 10-Q (Exhibit 10.2)	11/09/2018	001- 37627

4.4†	Share Purchase Agreement by and between the Registrant and C.P. Pharmaceuticals International C.V., dated as of May 5, 2016		Form 10-Q (Exhibit 10.2)	08/15/2016	001- 37627

Lease Agreements

10.1	Lease Agreement by and among Harvard Real Estate—Allston, Inc., Shin Nippon Biomedical Laboratories Ltd., dated June 25, 2009		Form S-1 (Exhibit 10.2)	10/09/2015	333- 207379

10.2	Commercial Lease Agreement by and among SNBL USA, Ltd. and Ontorii, Inc. (now Wave Life Sciences USA, Inc.), dated as of January 1, 2010		Form S-1 (Exhibit 10.4)	10/09/2015	333- 207379

10.3	Consent to Office Space Sublease by and among SNBL USA, Ltd, Ontorii, Inc. (now Wave Life Sciences USA, Inc.) and Harvard Real Estate—Allston, Inc., dated as of January 1, 2010		Form S-1 (Exhibit 10.3)	10/09/2015	333- 207379

10.4	Amendment 1 to the Commercial Lease Agreement by and between SNBL USA, Ltd. and Ontorii, Inc. (now Wave Life Sciences USA, Inc.), dated as of July 1, 2011		Form S-1 (Exhibit 10.5)	10/09/2015	333- 207379

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.5.1	Lease Agreement by and between the Registrant and King 733 Concord LLC, dated as of April 6, 2015		Form S-1 (Exhibit 10.7)	10/09/2015	333-207379

10.5.2	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and CPI/King 733 Concord Owner, LLC, dated as of December 9, 2020		Form 10-K (Exhibit 10.5.2)	03/04/2021	001-37627

10.6.1	Lease Agreement by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of September 26, 2016.		Form 8-K (Exhibit 10.1)	09/27/2016	001-37627

10.6.2	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of December 31, 2016		Form 8-K (Exhibit 10.1)	01/06/2017	001-37627
Collaboration and License Agreements

10.7†	Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and Takeda Pharmaceutical Company Limited, dated as of February 19, 2018		Form 10-Q (Exhibit 10.1)	05/09/2018	001-37627

10.8	Share Purchase Agreement by and between Takeda Pharmaceutical Company Limited and the Registrant, dated as of February 19, 2018		Form 10-Q (Exhibit 10.2)	05/09/2018	001-37627

10.9	Investor Agreement by and between Takeda Pharmaceutical Company Limited and the Registrant, dated as of April 2, 2018		Form 10-Q (Exhibit 10.3)	05/09/2018	001-37627
Agreements with Executive Officers and Directors

10.10+	Form of Deed of Indemnity by and between the Registrant and each of its directors and certain of its officers		Form S-1 (Exhibit 10.11)	10/09/2015	333-207379

10.11+	Employment Agreement, as amended and restated, between the Registrant and Paul B. Bolno, dated as of May 8, 2020		Form 10-Q (Exhibit 10.1)	08/10/2020	001-37627

10.12+	Employment Agreement, as amended and restated, between the Registrant and Chandra Vargeese, dated as of May 8, 2020		Form 10-Q (Exhibit 10.2)	08/10/2020	001-37627

10.13+	Offer Letter by and between the Registrant and Christopher Francis, Ph.D., dated as of March 10, 2014		Form S-1 (Exhibit 10.15)	10/09/2015	333-207379

10.14+	Employment Agreement between the Registrant and Michael Panzara, M.D. dated as of July 11, 2016		Form 10-Q (Exhibit 10.4)	11/09/2016	001-37627

10.15+	Employment Agreement, as amended and restated, between the Registrant and Kyle Moran, dated as of January 1, 2021		Form 10-K (Exhibit 10.15)	03/04/2021	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.16+	Non-Employee Director Compensation Policy, as amended, effective as of August 18, 2020		Form 10-Q (Exhibit 10.1)	11/09/2020	001-37627

10.17+	Consulting Agreement by and between Ontorii, Inc. (now Wave Life Sciences USA, Inc.) and Gregory Verdine, dated as of April 1, 2012		Form S-1 (Exhibit 10.16)	10/09/2015	333-207379

10.18+	Nominee Director Fee Agreement by and between the Registrant and Miura & Associates Management Consultants Pte. Ltd., dated as of October 23, 2012		Form S-1 (Exhibit 10.17)	10/09/2015	333-207379
Equity and Other Compensation Plans

10.19+	Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Equity Plan”)		Form 10-Q (Exhibit 10.1)	11/09/2017	001-37627

10.20+	Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan, effective as of August 15, 2019		Form 10-Q (Exhibit 10.1)	11/05/2019	001-37627

10.21.1+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016		Form 10-Q (Exhibit 10.2)	11/09/2017	001-37627

10.21.2+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.23.3)	03/01/2019	001-37627

10.22.1+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of December 2014		Form S-8 (Exhibit 10.1)	12/17/2015	333-208598

10.22.2+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016		Form 10-Q (Exhibit 10.3)	11/09/2017	001-37627

10.23.1+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of June 16, 2016		Form 10-Q (Exhibit 10.4)	11/09/2017	001-37627

10.23.2+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.25.2)	03/01/2019	001-37627

10.23.3+	Form of Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of January 1, 2019		Form 10-Q (Exhibit 10.1)	05/10/2019	001-37627

10.23.4+	Form of Performance-Based Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of March 7, 2019		Form 10-Q (Exhibit 10.2)	05/10/2019	001-37627

10.24.1+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of June 21, 2017		Form 10-Q (Exhibit 10.5)	11/09/2017	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.24.2+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.26.2)	03/01/2019	001-37627

10.25+	Form of Inducement Non-qualified Share Option Agreement		Form 10-Q (Exhibit 10.3)	08/10/2020	001-37627

10.26.1	Open Market Sale Agreement, dated as of May 10, 2019, by and between the Registrant and Jefferies LLC.		Form S-3ASR (Exhibit 1.2)	05/10/2019	333-231382

10.26.2	Amendment No. 1 to Open Market Sale Agreement, dated as of March 2, 2020, by and between the Registrant and Jefferies LLC		POSASR (Exhibit 1.3)	03/02/2020	333-231282

21.1	List of Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	03/12/2018	001-37627

23.1	Consent of Independent Registered Public Accounting Firm		Form 10-K (Exhibit 23.1)	03/04/2021	001-37627

24.1	Power of Attorney (included on signature page to the Original 10-K)		Form 10-K (Exhibit 24.1)	03/04/2021	001-37627

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)	X

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer.		Form 10-K (Exhibit 32)	03/04/2021	001-37627

101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document		Form 10-K (Exhibit 101.INS)	03/04/2021	001-37627

101.SCH	Inline XBRL Taxonomy Extension Schema Document		Form 10-K (Exhibit 101.SCH)	03/04/2021	001-37627

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		Form 10-K (Exhibit 101.CAL)	03/04/2021	001-37627

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		Form 10-K (Exhibit 101.DEF)	03/04/2021	001-37627

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		Form 10-K (Exhibit 101.LAB)	03/04/2021	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		Form 10-K(Exhibit 101.PRE)	03/04/2021	001-37627

104.1	The cover page for the Annual Report on Form 10-K for the year ended December 31, 2020 is contained in Exhibit 101 and has been formatted in Inline XBRL.		Form 10-K(Exhibit 104)	03/04/2021	001-37627

104.2	The cover page for this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2020 has been formatted in Inline XBRL and is contained within the Inline XBRL document.	X

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

Wave Life Sciences Ltd.

Date: April 30, 2021	By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer