Form 10-Q
period 2021-03-31
Wave Life Sciences Ltd.
filed 2021-05-13
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of outstanding ordinary shares of the registrant as of May 5, 2021 was 49,857,376.

WAVE LIFE SCIENCES LTD.

QUARTERLY REPORT ON FORM 10-Q

As used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise indicates, references to “Wave,” the “Company,” “we,” “our,” “us” or similar terms refer to Wave Life Sciences Ltd. and our wholly-owned subsidiaries.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events or to our future operations or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. Forward-looking statements include statements, other than statements of historical fact, about, among other things: our ability to fund our future operations; our financial position, revenues, costs, expenses, uses of cash and capital requirements; our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements; the success, progress, number, scope, cost, duration, timing or results of our research and development activities, preclinical studies and clinical trials, including the timing for initiation or completion of or availability of results from any preclinical studies and clinical trials or for submission, review or approval of any regulatory filing; the timing of, and our ability to, obtain and maintain regulatory approvals for any of our product candidates; the potential benefits that may be derived from any of our product candidates; our strategies, prospects, plans, goals, expectations, forecasts or objectives; the success of our collaborations with third parties; any payment that our collaboration partners may make to us; our ability to identify and develop new product candidates; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy; our ability to develop sales and marketing capabilities; our estimates regarding future expenses and needs for additional financing; our ability to identify, recruit and retain key personnel; our financial performance; developments and projections relating to our competitors in the industry; our liquidity and working capital requirements; the expected impact of new accounting standards; and our expectations regarding the impact of COVID-19, and variants thereof on our research and development activities, preclinical studies and clinical trials, supply of drug product, and our workforce.

Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ. These risks, uncertainties and other factors include, among other things, our critical accounting policies and: the ability of our preclinical studies to produce data sufficient to support the filing of global clinical trial applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results and timing of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our effectiveness in managing current and future clinical trials and regulatory processes; the success of our platform in identifying viable candidates; the continued development and acceptance of nucleic acid therapeutics as a class of drugs; our ability to demonstrate the therapeutic benefits of our stereopure candidates in clinical trials, including our ability to develop candidates across multiple therapeutic modalities; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to fund our operations and to raise additional capital as needed; competition from others developing therapies for similar uses; the severity and duration of the COVID-19 pandemic; the COVID-19 pandemic, and variants thereof, may negatively impact the conduct of, and the timing of enrollment, completion and reporting with respect to, our clinical trials; any other impacts on our business as a result of or related to the COVID-19 pandemic, as well as other risks and uncertainties under the caption “Risk Factors” contained in this Quarterly Report on Form 10-Q and in other filings we make with the Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$148,535	$184,497
Current portion of accounts receivable	30,000	30,000
Prepaid expenses	10,430	10,434
Other current assets	5,580	5,111
Total current assets	194,545	230,042
Long-term assets:
Property and equipment, net	27,370	29,198
Operating lease right-of-use assets	15,720	16,232
Restricted cash	3,651	3,651
Other assets	1,361	115
Total long-term assets	48,102	49,196
Total assets	$242,647	$279,238
Liabilities, Series A preferred shares and shareholders’ equity
Current liabilities:
Accounts payable	$13,418	$13,795
Accrued expenses and other current liabilities	6,661	11,971
Current portion of deferred revenue	24,763	91,560
Current portion of operating lease liability	3,838	3,714
Total current liabilities	48,680	121,040
Long-term liabilities:
Deferred revenue, net of current portion	108,278	41,481
Operating lease liability, net of current portion	24,587	25,591
Other liabilities	407	474
Total long-term liabilities	133,272	67,546
Total liabilities	$181,952	$188,586
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at March 31, 2021 and December 31, 2020	$7,874	$7,874
Shareholders’ equity:
Ordinary shares, no par value; 49,854,651 and 48,778,678 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	$702,649	$694,085
Additional paid-in capital	75,636	71,573
Accumulated other comprehensive income	269	389
Accumulated deficit	(725,733)	(683,269)
Total shareholders’ equity	$52,821	$82,778
Total liabilities, Series A preferred shares and shareholders’ equity	$242,647	$279,238

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue	$—	$4,161
Operating expenses:
Research and development	33,393	41,158
General and administrative	10,078	12,996
Total operating expenses	43,471	54,154
Loss from operations	(43,471)	(49,993)
Other income, net:
Dividend income and interest income, net	11	388
Other income, net	996	2,112
Total other income, net	1,007	2,500
Loss before income taxes	(42,464)	(47,493)
Income tax provision	—	—
Net loss	$(42,464)	$(47,493)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.86)	$(1.38)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	49,101,606	34,461,505

Other comprehensive income (loss):
Net loss	$(42,464)	$(47,493)
Foreign currency translation	(120)	6
Comprehensive loss	$(42,584)	$(47,487)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	3,901,348	$7,874	34,340,690	$539,547	$57,277	$267	$(533,359)	$63,732
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	59,690	604	—	—	—	604
Share-based compensation	—	—	—	—	3,999	—	—	3,999
Vesting of RSUs	—	—	198,202	—	—	—	—	—
Option exercises	—	—	3,000	10	—	—	—	10
Other comprehensive income	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(47,493)	(47,493)
Balance at March 31, 2020	3,901,348	$7,874	34,601,582	$540,161	$61,276	$273	$(580,852)	$20,858

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2020	3,901,348	$7,874	48,778,678	$694,085	$71,573	$389	$(683,269)	$82,778
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	844,796	8,028	—	—	—	8,028
Share-based compensation	—	—	—	—	4,063	—	—	4,063
Vesting of RSUs	—	—	155,184	—	—	—	—	—
Option exercises	—	—	31,957	200	—	—	—	200
Issuance of ordinary shares under the ESPP	—	—	44,036	336	—	—	—	336
Other comprehensive loss	—	—	—	—	—	(120)	—	(120)
Net loss	—	—	—	—	—	—	(42,464)	(42,464)
Balance at March 31, 2021	3,901,348	$7,874	49,854,651	$702,649	$75,636	$269	$(725,733)	$52,821

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(42,464)	$(47,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	512	442
Depreciation of property and equipment	1,948	2,039
Share-based compensation expense	4,063	3,999
Changes in operating assets and liabilities:
Accounts receivable	—	20,000
Prepaid expenses	4	(373)
Other assets	(1,715)	(1,983)
Accounts payable	(466)	7,336
Accrued expenses and other current liabilities	(5,310)	(5,191)
Deferred revenue	—	(4,161)
Operating lease liabilities	(880)	(765)
Other non-current liabilities	(67)	(100)
Net cash used in operating activities	(44,375)	(26,250)
Cash flows from investing activities
Purchases of property and equipment	(108)	(580)
Net cash used in investing activities	(108)	(580)
Cash flows from financing activities
Proceeds from issuance of ordinary shares pursuant to the at-the-market equity program, net	8,105	604
Proceeds from the exercise of share options	200	10
Proceeds from the employee share purchase plan	336	—
Net cash provided by financing activities	8,641	614
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(120)	6
Net decrease in cash, cash equivalents and restricted cash	(35,962)	(26,210)
Cash, cash equivalents and restricted cash, beginning of period	188,148	150,808
Cash, cash equivalents and restricted cash, end of period	$152,186	$124,598
Supplemental disclosure of cash flow information:
At-the-market offering costs in accounts payable at period end	$77	$—

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

As of March 31, 2021, the Company had cash and cash equivalents of $148.5 million. The Company expects that its existing cash and cash equivalents, together with committed cash from its existing collaboration, will be sufficient to fund its operations for at least the next twelve months. The Company has based this expectation on assumptions that may prove to be incorrect, and the Company may use its available capital resources sooner than it currently expects. If the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be further reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. In addition, the Company may elect to raise additional funds before it needs them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if the Company expects it has sufficient funds for its current or future operating plans.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 4, 2021, as amended (the “2020 Annual Report on Form 10-K”), have had no material changes during the three months ended March 31, 2021.

Unaudited Interim Financial Data

The accompanying interim consolidated balance sheet as of March 31, 2021, the related interim consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020, the consolidated statements of Series A preferred shares and shareholders’ equity for the three months ended March 31, 2021 and 2020, the consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, and the related interim information contained within the notes to the consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three months ended March 31, 2021 and 2020 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three months ended March 31, 2021 and 2020. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other interim period or future year or period.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

The recently issued accounting pronouncements described in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the 2020 Annual Report on Form 10-K, have had no material changes during the three months ended March 31, 2021, except as described below.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB finalized Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions in ASC 740 and generally simplifies existing guidance. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, but may be adopted earlier by entities. The Company adopted ASU 2019-12 as of January 1, 2021 and it did not have an impact on the Company’s consolidated financial statements.

3. SHAREHOLDERS’ EQUITY

The Company entered into an open market sales agreement with Jefferies LLC in May 2019, as amended in March 2020, for its “at-the-market” equity program. During the three months ended March 31, 2021, the Company sold 844,796 ordinary shares under its at-the-market equity program for aggregate net proceeds of $8.0 million.

4. SHARE-BASED COMPENSATION

The Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Plan”), authorizes the board of directors or a committee of the board of directors to, among other things, grant non-qualified share options, restricted awards, which include restricted shares and restricted share units (“RSUs”), and performance awards to eligible employees and directors of the Company. Options generally vest over periods of one to four years, and any options that are forfeited or cancelled are available to be granted again. The contractual life of options is generally five or ten years from the grant date. RSUs can be time-based or performance-based. Time-based RSUs generally vest over a period of one to four years. The vesting of performance-based RSUs is contingent on the achievement of certain performance milestones. Any RSUs that are forfeited are available to be granted again. In March 2021, the Compensation Committee approved an amendment and restatement of the Company’s outstanding 2019 performance-based RSUs to add an additional milestone to the existing milestones and granted 2021 performance-based RSUs with the same terms to employees who did not receive the 2019 performance-based RSUs. This modification did not result in any incremental expense and the Company did not recognize any expense related to the performance-based RSUs during the three months ended March 31, 2021 and 2020, as the related milestones were not considered probable of achievement as of March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021, the Company granted 921,141 options and 1,020,559 RSUs to employees, of the RSUs granted 851,159 were time-based RSUs and 169,400 were performance-based RSUs.

As of March 31, 2021, 579,478 ordinary shares remained available for future grant under the 2014 Plan.

Employee Share Purchase Plan

The Wave Life Sciences Ltd. Employee Share Purchase Plan (“ESPP”) allows all full-time and certain part-time employees to purchase the Company’s ordinary shares at a discount to fair market value. Eligible employees may enroll in a six-month offering period beginning on or about January 15th and July 15th each year. Shares are purchased at a price equal to 85% of the lower of the fair market value of the Company’s ordinary shares on the first business day or the last business day of an offering period. During the three months ended March 31, 2021, 44,036 ordinary shares were issued under the ESPP. As of March 31, 2021, there were 930,725 ordinary shares available for issuance under the ESPP.

5. COLLABORATION AGREEMENTS

Pfizer Collaboration and Equity Agreements

In May 2016, the Company entered into a Research, License and Option Agreement (as amended in November 2017, the “Pfizer Collaboration Agreement”) with Pfizer Inc. (“Pfizer”). Pursuant to the terms of the Pfizer Collaboration Agreement, the Company and Pfizer agreed to collaborate on the discovery, development and commercialization of stereopure oligonucleotide therapeutics for up to five programs, each directed at a genetically-defined hepatic target selected by Pfizer (the “Pfizer Collaboration”). The Company received $10.0 million as an upfront license fee under the Pfizer Collaboration Agreement. Subject to option exercises by Pfizer, the Company was entitled to earn potential research, development and commercial milestone payments.

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

Under the Pfizer Collaboration Agreement, the parties agreed to collaborate during a four-year research term, which ended by its original terms in May 2020. During the research term, the Company was responsible to use its commercially reasonable efforts to advance up to five programs through to the selection of clinical candidates. Pfizer nominated two hepatic targets upon entry into the Pfizer Collaboration in May 2016. The Pfizer Collaboration Agreement provided Pfizer with options to nominate up to three additional programs by making nomination milestone payments. Pfizer nominated the third, fourth and fifth hepatic targets in August 2016, March 2018 and April 2018, respectively.

During the three months ended March 31, 2020, the Company recognized revenue of $1.3 million under the Pfizer Collaboration Agreement. The research term for the Pfizer Collaboration Agreement commenced in May 2016 and ended by its original terms in May 2020, during the research term the Company recognized revenue of $18.5 million under the Pfizer Collaboration Agreement.

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

Through March 31, 2021, the Company had recognized revenue of approximately $37.0 million as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss under the Takeda Collaboration Agreement. No revenue was earned under the Takeda Collaboration Agreement for the three months ended March 31, 2021 based on the revenue recognition standard and in light of the decision to discontinue clinical development of WVE-120101 and WVE-120102, while continuing the clinical development of WVE-003. During the three months ended March 31, 2020, the Company recognized revenue of $2.9 million in the Company’s consolidated statements of operations and comprehensive loss under the Takeda Collaboration Agreement. The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue at March 31, 2021 is $133.0 million, of which $24.8 million is included in current liabilities. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the research and development services for each Category 1 Program and the Category 2 Programs as costs are incurred, over the remaining research term. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the material right for each Category 1 Program option upon Takeda’s exercise of such option, or immediately as each option expires unexercised. The aggregate amount of the transaction price included in accounts receivable at March 31, 2021 is $30.0 million, all of which is included in current assets.

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

The following ordinary share equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2021	2020
Options to purchase ordinary shares	4,588,951	4,320,605
RSUs	2,022,268	1,272,350
Series A preferred shares	3,901,348	3,901,348

Additionally, for the periods presented, the two-class method does not impact the net loss per ordinary share as the Company was in a net loss position for each of the periods presented and holders of Series A preferred shares do not participate in losses.

7. INCOME TAXES

During the three months ended March 31, 2021 and 2020, the Company recorded no income tax provision. The Company maintained a full valuation allowance for the three months ended March 31, 2021 and 2020 in all jurisdictions due to uncertainty regarding future taxable income.

8. GEOGRAPHIC DATA

Substantially all of the Company’s long-lived assets were located in the United States as of March 31, 2021 and December 31, 2020.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 4, 2021, as amended (the “2020 Annual Report on Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

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

We are developing oligonucleotides that target ribonucleic acid (“RNA”) to either reduce the expression of disease-promoting proteins or transform the production of dysfunctional mutant proteins into the production of functional proteins. By intervening at the RNA level, we have the potential to address diseases that have historically been difficult to treat with small molecules or biologics, while retaining the ability to titrate dose and avoid permanent off-target genetic changes and other challenges associated with DNA editing or gene therapy approaches. The mechanisms that we are currently using to target RNA with our oligonucleotides include silencing, splicing, and ADAR (adenosine deaminases acting on RNA)-mediated RNA editing (“ADAR editing”). Oligonucleotides have additional advantages as a therapeutic class, including the ability to access multiple tissue types and the ability to modulate the frequency of dosing to ensure broad distribution within tissues over time. Oligonucleotides also have well-established manufacturing processes and validated test methods based on decades of improvements.

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

PRISM enables us to target genetically defined diseases with stereopure oligonucleotides across multiple therapeutic modalities. PRISM combines our unique ability to construct stereopure oligonucleotides with a deep understanding of how the interplay among oligonucleotide sequence, chemistry and backbone stereochemistry impacts key pharmacological properties. By exploring these interactions through iterative analysis of in vitro and in vivo outcomes and machine learning-driven predictive modeling, we continue to define design principles that we deploy across programs to rapidly develop and manufacture clinical candidates that meet pre-defined product profiles. In August 2020, we introduced our novel PN backbone chemistry modifications, which were discovered through PRISM and have been shown preclinically to increase potency, tissue exposure and durability across various modalities. PN chemistry has been incorporated into all of our current clinical, preclinical and discovery-stage programs.

Our lead clinical development programs are focused on genetic diseases within neurology, including amyotrophic lateral sclerosis (“ALS”), frontotemporal dementia (“FTD”), Huntington’s disease (“HD”), and Duchenne muscular dystrophy (“DMD”). We are advancing three clinical trials with next generation compounds containing our novel PN chemistry and expect to initiate dosing in each of these trials in 2021. These programs include WVE-004, our C9orf72 program for the treatment of ALS and FTD, WVE-003, our mHTT SNP3 program for the treatment of HD, and WVE-N531, our exon 53 program for the treatment of DMD. We continue to advance our ATXN3 program in SCA3. We are also pursuing additional programs in disorders of the central nervous system (“CNS”), including Alzheimer’s disease, Parkinson’s disease, and others, in collaboration with Takeda Pharmaceutical Company Limited (“Takeda”). In addition to neurology, our pipeline includes programs in hepatic diseases, including alpha-1 antitrypsin disease (“AATD”), and ophthalmologic disorders, specifically inherited retinal diseases. We continue to invest in PRISM to continue to evolve and apply the expanding capabilities and promise of our unique platform. We have also established and continue to enhance our internal current good manufacturing practices (“cGMP”) manufacturing capabilities to increase control and visibility of our drug substance supply chain, while continuing to innovate oligonucleotide manufacturing.

On March 29, 2021, we announced our decision to discontinue clinical development of WVE-120102 and WVE-120101, our first-generation programs, for patients with Huntington’s disease. The decision to discontinue WVE-120102 was based on the results of the

PRECISION-HD2 clinical trials, which showed no statistically significant change in mutant huntingtin protein versus placebo after single or multiple doses of WVE-120102, up to and including 32 mg monthly, and no evidence of a dose response across the dose levels tested. Results of the PRECISION-HD1 core trial in all participants through 16 mg were similar to those in the PRECISION-HD2 trial at the equivalent dose levels. Based on these PRECISION-HD1 results and results of our previous clinical trials, as well as our understanding of the limitations of our first-generation candidates, we made the decision to stop clinical development of WVE-120101. As a result of these decisions, we immediately discontinued the PRECISION-HD2 and PRECISION-HD1 OLE trials of WVE-120102 and WVE-120101, respectfully.

Our Current Programs

Additional details regarding our programs are set forth below.

Neurology

Amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”): ALS is a neurodegenerative disease characterized by the progression and degeneration of motor neurons in the brain and spinal cord. Age of onset is generally in the mid-to-late 50’s, and median survival is three years; however, up to 24% of patients survive for five to ten years. While the majority of ALS cases are sporadic, approximately 10% of cases are found to be familial in nature. Hexanucleotide (“G4C2”)-repeat expansions found in the C9orf72 gene are one of the most common genetic causes of the sporadic and inherited forms of ALS and are present in approximately 40% of familial ALS patients and 8-10% of sporadic ALS patients.

FTD is a neurodegenerative disorder of the frontal and anterior temporal lobes of the brain. It is characterized by changes in personality, cognition (e.g., language impairment and executive dysfunction), and behavior (e.g., disinhibition, apathy and compulsivity). Diagnostic criteria categorize FTD into either the behavioral variant (approximately 60% of patients) or speech/language variant (approximately 40% of patients) based on the primary symptom observed at presentation; however, FTD results in dementia in all patients. The majority of FTD associated with the G4C2 expansion in the C9orf72 gene is categorized as the behavioral variant. FTD frequently has an onset in mid-life, and death typically occurs within three to 14 years of onset. FTD is the second most common form of early-onset dementia in people under the age of 65, after Alzheimer’s disease. G4C2-repeat expansions found in the C9orf72 gene are one of the most common genetic causes of the sporadic and inherited forms of FTD and are present in approximately 38% of familial cases and approximately 6% of sporadic cases.

WVE-004: In ALS and FTD, we are advancing WVE-004, which uses our novel PN chemistry and preferentially targets the transcripts containing the G4C2 expansion in the C9orf72 gene. WVE-004 is designed to minimize the impact on C9orf72 protein in patients, thereby reducing potential on-target risk. In vitro, WVE-004 potently and selectively reduced V3 transcripts in iPSC-derived motor neurons, which were derived from a patient carrying a C9orf72-repeat expansion. In C9 BAC transgenic mice, WVE-004 led to substantial reductions in repeat-containing C9orf72 transcripts and dipeptide repeat (DPR) proteins that are sustained for at least six months, without disrupting total protein expression.

FOCUS-C9 Phase 1b/2a clinical trial: In December 2020, we initiated clinical development of WVE-004 with the submission of a clinical trial application (“CTA”). The FOCUS-C9 trial is a global, multicenter, randomized, double-blind, placebo-controlled Phase 1b/2a clinical trial to assess the safety and tolerability of intrathecal doses of WVE-004 for patients with C9-ALS and/or C9-FTD. Additional objectives include measurement of polyGP proteins in the cerebrospinal fluid (CSF), plasma and CSF pharmacokinetics and exploratory biomarker and clinical endpoints. The FOCUS-C9 trial is designed to be adaptive and includes single- and multiple-ascending dose portions, with dose escalation and dosing frequency being guided by an independent committee. Preclinical models that have established pharmacologic activity have informed the starting dose for this trial. We expect to initiate dosing in the FOCUS-C9 clinical trial in 2021.

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

WVE-003: In HD, we are currently advancing WVE-003, a stereopure antisense oligonucleotide designed to selectively target an undisclosed single nucleotide polymorphism (“SNP”), “mHTT SNP3”, associated with the disease-causing mutant huntingtin (mHTT) mRNA transcript within the HTT gene. WVE-003 incorporates our novel PN chemistry, as well as learnings from our first-generation HD programs. Approximately 40% of the HD population carries SNP3. Targeting mRNA with this SNP allows us to lower expression of transcript from the mutant allele, while leaving the healthy transcript relatively intact. The healthy transcript is required to produce wtHTT protein which is important for neuronal function. We commonly refer to this method (or approach) as “allele-selective targeting.” SNPs are naturally occurring variations within a given genetic sequence and in certain instances can be used to distinguish between two related copies of a gene where only one is associated with the expression of a disease-causing protein. Our allele-selective approach may also enable us to address the pre-manifest, or asymptomatic, HD patient population in the future. In preclinical studies, WVE-003 showed dose-dependent and selective reduction of mHTT mRNA in vitro, and potent and durable knockdown of mHTT mRNA and protein in vivo. Based on the modeling of the pharmacokinetic-pharmacodynamic (PK-PD) relationship for WVE-003, the model predicts that WVE-003 will attain sufficient concentrations to engage mHTT transcript in both the cortex and striatum and decrease expression of mHTT protein.

SELECT-HD Phase 1b/2a clinical trial: In December 2020, we initiated clinical development of WVE-003 with the submission of a CTA. The SELECT-HD trial is a multicenter, randomized, double-blind, placebo-controlled Phase 1b/2a trial to assess the safety and tolerability of intrathecally administered WVE-003 for patients with early manifest Huntington’s disease. Additional objectives include measurement of mHTT and wtHTT protein and exploratory pharmacokinetic, pharmacodynamic, clinical and MRI endpoints. The SELECT-HD trial is designed to be adaptive, with dose escalation and dosing frequency being guided by an independent committee. Preclinical models that have established pharmacologic activity have informed the starting dose for this trial. We expect to initiate dosing in the SELECT-HD trial in 2021.

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

Duchenne Muscular Dystrophy (“DMD”): In DMD, we are advancing WVE-N531, which is designed to target exon 53 within the dystrophin gene. WVE-N531 is designed to cause the cellular splicing machinery to skip over this exon during pre-mRNA processing, which restores the dystrophin mRNA reading frame and enables production of truncated, but functional dystrophin protein. Exon-skipping produces dystrophin from the endogenous dystrophin gene (not micro or mini dystrophin expressed from a vector), under the control of native gene-regulatory elements, resulting in normal temporospatial expression. WVE-N531 will be our first splicing candidate incorporating PN chemistry to be assessed in the clinic.

WVE-N531 clinical trial: In March 2021, Wave initiated clinical development of WVE-N531 with the submission of a CTA. We expect to initiate dosing in a clinical trial of WVE-N531 in patients with DMD amenable to exon 53 skipping in 2021.

Hepatic

Alpha-1 antitrypsin deficiency (“AATD”): We are leveraging our ADAR editing capability to develop a potentially novel treatment for AATD, which is a rare, inherited genetic disorder that is commonly caused by a G-to-A point mutation in the Z allele of the SERPINA1 gene. This mutation leads to misfolding and aggregation of alpha-1 antitrypsin (“AAT”) protein in hepatocytes and a lack of functional AAT in the lungs. People with AATD typically exhibit progressive lung damage, liver damage or both, leading to frequent hospitalizations and potentially terminal lung disease and/or liver disease. While the few approved therapies for AATD modestly increase circulating levels of AAT in those with the lung pathology, there are no approved therapies to address the liver pathology. Approximately 200,000 people in the United States and Europe are homozygous for the Z allele, which is the most common form of severe disease. In November 2020, we announced that our first ADAR editing program would be for AATD. Our novel RNA editing capability uses endogenous ADAR enzymes of A-to-I (G) base editing oligonucleotides, making this a potentially best-in-class modality for correcting the G-to-A disease-causing mutation in mRNA coded by the SERPINA1 Z allele. By correcting the single RNA base mutation, ADAR editing may provide an ideal approach for increasing circulating levels of wild-type AAT protein and reducing aggregation in the liver, thus simultaneously addressing both the lung and liver manifestations of the disease.

In a primary hepatocyte SERPINA1 Z cell model, we demonstrated that editing the Z allele mRNA back to wild-type prevents protein misfolding and increases secretion of edited AAT protein from hepatocytes. We expect to share in vivo data from our AATD program in the first half of 2021.

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

Continuing Impacts of COVID-19

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

We will continue to closely monitor the COVID-19 situation as we evolve our business continuity plans. Given the global risks and uncertainties associated with COVID-19, our business, results of operations, and prospects could be materially adversely affected.

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss was $42.5 million and $47.5 million in the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, we had an accumulated deficit of $725.7 million and $683.3 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future.

Revenue

We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenue generating collaboration as of March 31, 2021 was the Takeda Collaboration Agreement (as defined in Note 5 in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (“Note 5”). Our revenue during the three months ended March 31, 2020 represents revenue earned under the Pfizer Collaboration Agreement (as defined in Note 5), which was entered into in May 2016 and ended by its original terms in May 2020, and the Takeda Collaboration Agreement, which became effective in April 2018.

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

The table below summarizes our research and development expenses incurred for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
DMD programs	$(200)	$4,509
HD programs	8,450	7,513
ALS and FTD programs	3,440	2,038
PRISM and other research and development expenses (1)	21,703	27,098
Total research and development expenses	$33,393	$41,158

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

Our significant accounting policies, judgments and estimates are described in Note 2 in the notes to the audited consolidated financial statements included in the 2020 Annual Report on Form 10-K, as well as in Note 2 in the notes to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. We believe that our revenue recognition policy, particularly (a) assessing the number of performance obligations; (b) determining the transaction price; (c) allocating the transaction price to the performance obligations in the contract; and (d) determining the pattern over which performance obligations are satisfied, including estimates to complete performance obligations, and the assumptions and estimates used in our analysis of contracts with CROs and CMOs to estimate the contract expense, involve a greater degree of judgment, and therefore we consider them to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Revenue	$—	$4,161	$(4,161)
Operating expenses:
Research and development	33,393	41,158	(7,765)
General and administrative	10,078	12,996	(2,918)
Total operating expenses	43,471	54,154	(10,683)
Loss from operations	(43,471)	(49,993)	6,522
Other income, net	1,007	2,500	(1,493)
Loss before income taxes	(42,464)	(47,493)	5,029
Income tax provision	—	—	—
Net loss	$(42,464)	$(47,493)	$5,029

Revenue

No revenue was earned for the three months ended March 31, 2021. Revenue of $4.2 million was earned under the Pfizer Collaboration Agreement and the Takeda Collaboration Agreement for the three months ended March 31, 2020. The decrease in revenue is due to fact that no revenue was earned under the Pfizer Collaboration Agreement, which ended by its original terms in May 2020, nor the Takeda Collaboration Agreement, based on the revenue recognition standard and in light of the decision to discontinue clinical development of WVE-120101 and WVE-120102, while continuing the clinical development of WVE-003.

Research and Development Expenses

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
DMD programs	$(200)	$4,509	$(4,709)
HD programs	8,450	7,513	937
ALS and FTD programs	3,440	2,038	1,402
PRISM and other research and development expenses (1)	21,703	27,098	(5,395)
Total research and development expenses	$33,393	$41,158	$(7,765)

(1)

Includes discovery and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $33.4 million for the three months ended March 31, 2021, compared to $41.2 million for the three months ended March 31, 2020. The decrease of $7.8 million was due to the following:

•	a decrease of $4.7 million in external expenses related to our DMD programs, including suvodirsen, due to our December 2019 decision to discontinue the suvodirsen program;
•

an increase of $0.9 million in external expenses related to our HD programs, including costs related to our Phase 1b/2a clinical trials, PRECISION-HD1 and PRECISION-HD2, and our PN backbone containing WVE-003 program;

•	an increase of $1.4 million in external expenses related to our ALS and FTD programs, including our PN backbone containing WVE-004 program; and
•

a decrease of $5.4 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, including PRISM and the identification of potential drug discovery candidates, primarily due to decreases in compensation-related expenses, as well as decreases in other external research and development expenses.

General and Administrative Expenses

General and administrative expenses were $10.1 million for the three months ended March 31, 2021, as compared to $13.0 million for the three months ended March 31, 2020. The decrease of $2.9 million was mainly driven by a $2.0 million decrease in compensation-related expenses and a $0.9 million decrease in other external general and administrative expenses.

Other Income, Net

Other income, net for the three months ended March 31, 2021 and 2020 was $1.0 million and $2.5 million, respectively. The decrease of $1.5 million in other income, net is primarily due to the $1.1 million decrease in other income, net which was primarily related to the decrease in estimated refundable tax credit due to a decrease in the year-over-year underlying research and development expenses, as well as a $0.4 million decrease in dividend income earned on cash equivalents.

Income Tax Provision

During the three months ended March 31, 2021 and 2020, we recorded no income tax provision. We maintained a full valuation allowance for the three months ended March 31, 2021 and 2020 in all jurisdictions due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net losses. To date, we have primarily funded our operations through private placements of debt and equity securities, public offerings of our ordinary shares and collaborations with third parties. Through March 31, 2021, we have received an aggregate of approximately $816.6 million in net proceeds from these transactions. We received $89.3 million in net proceeds from private placements of our debt and equity securities, $100.4 million in net proceeds from our initial public offering, $40.0 million under the Pfizer Agreements (as defined in Note 5), including $10.0 million as an upfront payment under the Pfizer Collaboration Agreement and $30.0 million in the form of an equity investment, $93.5 million in net proceeds from our April 2017 follow-on underwritten public offering, $170.0 million in upfront payments under the Takeda Agreements (as defined in Note 5), including $110.0 million as an upfront payment under the Takeda Collaboration Agreement (as defined in Note 5) and $60.0 million in the form of an equity investment, $161.8 million in net proceeds from our January 2019 follow-on underwritten public offering, $93.7 million in net proceeds from our September 2020 follow-on underwritten public offering and $67.9 million in net proceeds from our at-the-market equity program.

As of March 31, 2021, we had cash and cash equivalents totaling $148.5 million, an accumulated deficit of $725.7 million and restricted cash of $3.7 million for our leased premises in Cambridge, Massachusetts and Lexington, Massachusetts. Our operating lease commitments as of March 31, 2021 total $42.3 million, of which $4.8 million is related to payments in 2021 and $37.5 million is related to payments beyond 2021.

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

Until we can generate significant revenue from product sales, if ever, we expect to continue to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. In May 2019, we filed a shelf registration statement on Form S-3ASR with the SEC pursuant to which we registered for sale an indeterminate amount of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. Our shelf registration statement on Form S-3ASR also includes a prospectus covering up to an aggregate of $250.0 million in ordinary shares that we may issue and sell from time to time, through Jefferies LLC acting as our sales agent, pursuant to the open market sales agreement that we entered into with Jefferies LLC in May 2019, as amended in March 2020, for our “at-the-market” equity program. Since we no longer qualified as a “well-known seasoned issuer” at the time of the filing of our Annual Report on Form 10-K, for the year ended December 31, 2019, we previously amended the shelf registration statement to register for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including the $250.0 million in ordinary shares that we may issue and sell from time to time pursuant to our “at-the-market” equity program. During the three months ended March 31, 2021, the Company sold 844,796 ordinary shares under its at-the-market equity program for aggregate net proceeds of $8.0 million. As of May 12, 2021, we have approximately $330.8 million in securities available for sale under our shelf registration statement, including approximately $180.8 million in ordinary shares available for sale under our at-the-market equity program. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our cash flow activity:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(44,375)	$(26,250)
Net cash used in investing activities	(108)	(580)
Net cash provided by financing activities	8,641	614
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(120)	6
Net decrease in cash, cash equivalents and restricted cash	$(35,962)	$(26,210)

Operating Activities

During the three months ended March 31, 2021, operating activities used $44.4 million of cash, primarily due to our net loss of $42.5 million.

During the three months ended March 31, 2020, operating activities used $26.3 million of cash, primarily due to our net loss of $47.5 million, offset by a $20.0 million decrease in accounts receivable.

Investing Activities

During the three months ended March 31, 2021, investing activities used $0.1 million of cash, related to purchases of property and equipment.

During the three months ended March 31, 2020, investing activities used $0.6 million of cash, related to purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $8.6 million, which was primarily due to the net proceeds from sales of ordinary shares under our at-the-market equity program.

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

Funding Requirements

We expect to continue to incur significant expenses in connection with our ongoing research and development activities and our internal cGMP manufacturing activities. Furthermore, we anticipate that our expenses will continue to vary if and as we:

•	continue to conduct our clinical trials evaluating our product candidates in patients;
•	conduct research and preclinical development of discovery targets and advance additional programs into clinical development;
•	file clinical trial applications with global regulatory agencies and conduct clinical trials for our programs;
•	evaluate next steps for our programs in rare, inherited eye diseases;
•	make strategic investments in continuing to innovate our research and development platform, PRISM, and in optimizing our manufacturing processes and formulations;
•	maintain our manufacturing capabilities through our internal facility and our CMOs;
•	maintain our intellectual property portfolio and consider the acquisition of complementary intellectual property;
•	seek and obtain regulatory approvals for our product candidates;
•	respond to the impacts of the COVID-19 global pandemic on our business; and
•	establish and build capabilities to market, distribute and sell our product candidates.

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

Off-Balance Sheet Arrangements

We had one off-balance sheet arrangement (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2021, as we exercised our option in December 2020 to lease the remaining office and laboratory space at our Cambridge, Massachusetts facility. The combined space will constitute the entire building. The lease for the additional space is expected to commence on October 1, 2021 with a term of five years. As the lease term for the additional space has not yet commenced, we have not yet recognized rent expense for the additional space. On the commencement date of the lease for the additional space in 2021, we will record a right-of-use asset and corresponding operating lease liability and begin recognizing straight-line rent expense. We have not made any payments to date related to the lease of the additional space. We expect future cash commitments related to this lease for the additional space to total $5.4 million, of which $0.3 million is related to payments in 2021 and $5.1 million is related to payments beyond 2021.

We had no other off-balance sheet arrangements as of March 31, 2021 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Pronouncements

The recently issued accounting pronouncements described in our audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the 2020 Annual Report on Form 10-K, have had no material changes during the three months ended March 31, 2021, except as described below.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB finalized Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions in ASC 740 and generally simplifies existing guidance. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, but may be adopted earlier by entities. We adopted ASU 2019-12 as of January 1, 2021 and it did not have an impact on our consolidated financial statements.

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

Foreign Currency Exchange Rate Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. For the three months ended March 31, 2021 and 2020, changes in foreign currency exchange rates did not have a material impact on our business, financial condition, results of operations or cash flows.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition, results of operations or cash flows for the three months ended March 31, 2021 and 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” that appear in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 4, 2021, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.1+	Employment Agreement, as amended and restated, between the Registrant and Kyle Moran, dated as of January 1, 2021		Form 10-K (Exhibit 10.15)	03/04/2021	001-37627

10.2+	Form of Amended and Restated 2019 Performance-Based Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of March 17, 2021	X

10.3+	Form of 2021 Performance-Based Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of March 17, 2021	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer	X

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its Inline XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

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

WAVE LIFE SCIENCES LTD.

Date: May 13, 2021	By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Kyle Moran
Kyle Moran
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)