Form 10-Q
period 2021-06-30
Wave Life Sciences Ltd.
filed 2021-08-05
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of outstanding ordinary shares of the registrant as of July 29, 2021 was 50,766,062.

WAVE LIFE SCIENCES LTD.

QUARTERLY REPORT ON FORM 10-Q

As used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise indicates, references to “Wave,” the “Company,” “we,” “our,” “us” or similar terms refer to Wave Life Sciences Ltd. and our wholly-owned subsidiaries.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events or to our future operations or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. Forward-looking statements include statements, other than statements of historical fact, about, among other things: our ability to fund our future operations; our financial position, revenues, costs, expenses, uses of cash and capital requirements; our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements; the success, progress, number, scope, cost, duration, timing or results of our research and development activities, preclinical studies and clinical trials, including the timing for initiation or completion of or availability of results from any preclinical studies and clinical trials or for submission, review or approval of any regulatory filing; the timing of, and our ability to, obtain and maintain regulatory approvals for any of our product candidates; the potential benefits that may be derived from any of our product candidates; our strategies, prospects, plans, goals, expectations, forecasts or objectives; the success of our collaborations with third parties; any payment that our collaboration partners may make to us; our ability to identify and develop new product candidates; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy; our ability to develop sales and marketing capabilities; our estimates regarding future expenses and needs for additional financing; our ability to identify, recruit and retain key personnel; our financial performance; developments and projections relating to our competitors in the industry; our liquidity and working capital requirements; the expected impact of new accounting standards; and our expectations regarding the impact of COVID-19, and variants thereof on our business, including on our research and development activities, preclinical studies and clinical trials, supply of drug product, and our workforce.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$143,840	$184,497
Current portion of accounts receivable	—	30,000
Prepaid expenses	9,188	10,434
Other current assets	6,403	5,111
Total current assets	159,431	230,042
Long-term assets:
Property and equipment, net	25,842	29,198
Operating lease right-of-use assets	15,189	16,232
Restricted cash	3,651	3,651
Other assets	2,298	115
Total long-term assets	46,980	49,196
Total assets	$206,411	$279,238
Liabilities, Series A preferred shares and shareholders’ equity
Current liabilities:
Accounts payable	$8,655	$13,795
Accrued expenses and other current liabilities	9,923	11,971
Current portion of deferred revenue	24,177	91,560
Current portion of operating lease liability	3,966	3,714
Total current liabilities	46,721	121,040
Long-term liabilities:
Deferred revenue, net of current portion	106,088	41,481
Operating lease liability, net of current portion	23,547	25,591
Other liabilities	339	474
Total long-term liabilities	$129,974	$67,546
Total liabilities	$176,695	$188,586
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at June 30, 2021 and December 31, 2020	$7,874	$7,874
Shareholders’ equity:
Ordinary shares, no par value; 50,576,466 and 48,778,678 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	$707,714	$694,085
Additional paid-in capital	78,358	71,573
Accumulated other comprehensive income	269	389
Accumulated deficit	(764,499)	(683,269)
Total shareholders’ equity	$21,842	$82,778
Total liabilities, Series A preferred shares and shareholders’ equity	$206,411	$279,238

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$2,776	$3,027	$2,776	$7,188
Operating expenses:
Research and development	31,635	31,478	65,028	72,636
General and administrative	10,969	10,205	21,047	23,201
Total operating expenses	42,604	41,683	86,075	95,837
Loss from operations	(39,828)	(38,656)	(83,299)	(88,649)
Other income (expense), net:
Dividend income and interest income, net	8	133	19	521
Other income (expense), net	1,054	(2,005)	2,050	107
Total other income (expense), net	1,062	(1,872)	2,069	628
Loss before income taxes	(38,766)	(40,528)	(81,230)	(88,021)
Income tax provision	—	—	—	—
Net loss	$(38,766)	$(40,528)	$(81,230)	$(88,021)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.78)	$(1.15)	$(1.65)	$(2.53)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	49,973,185	35,212,291	49,220,140	34,836,898

Other comprehensive income (loss):
Net loss	$(38,766)	$(40,528)	$(81,230)	$(88,021)
Foreign currency translation	—	5	(120)	11
Comprehensive loss	$(38,766)	$(40,523)	$(81,350)	$(88,010)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	3,901,348	$7,874	34,340,690	$539,547	$57,277	$267	$(533,359)	$63,732
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	59,690	604	—	—	—	604
Share-based compensation	—	—	—	—	3,999	—	—	3,999
Vesting of RSUs	—	—	198,202	—	—	—	—	—
Option exercises	—	—	3,000	10	—	—	—	10
Other comprehensive income	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(47,493)	(47,493)
Balance at March 31, 2020	3,901,348	$7,874	34,601,582	$540,161	$61,276	$273	$(580,852)	$20,858
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	1,123,156	11,372	—	—	—	11,372
Share-based compensation	—	—	—	—	3,794	—	—	3,794
Vesting of RSUs	—	—	3,569	—	—	—	—
Option exercises	—	—	3,847	10	—	—	—	10
Other comprehensive income	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	(40,528)	(40,528)
Balance at June 30, 2020	3,901,348	$7,874	35,732,154	$551,543	$65,070	$278	$(621,380)	$(4,489)

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY CONTINUED

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2020	3,901,348	$7,874	48,778,678	$694,085	$71,573	$389	$(683,269)	$82,778
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	844,796	8,028	—	—	—	8,028
Share-based compensation	—	—	—	—	4,063	—	—	4,063
Vesting of RSUs	—	—	155,184	—	—	—	—	—
Option exercises	—	—	31,957	200	—	—	—	200
Issuance of ordinary shares under the ESPP	—	—	44,036	336	—	—	—	336
Other comprehensive loss	—	—	—	—	—	(120)	—	(120)
Net loss	—	—	—	—	—	—	(42,464)	(42,464)
Balance at March 31, 2021	3,901,348	$7,874	49,854,651	$702,649	$75,636	$269	$(725,733)	$52,821
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	718,179	5,065	—	—	—	5,065
Share-based compensation	—	—	—	—	2,722	—	—	2,722
Vesting of RSUs	—	—	3,636	—	—	—	—	—
Net loss	—	—	—	—	—	—	(38,766)	(38,766)
Balance at June 30, 2021	3,901,348	$7,874	50,576,466	$707,714	$78,358	$269	$(764,499)	$21,842

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(81,230)	$(88,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	1,043	900
Depreciation of property and equipment	3,857	4,063
Share-based compensation expense	6,785	7,793
Changes in operating assets and liabilities:
Accounts receivable	30,000	20,000
Prepaid expenses	1,246	3,174
Other assets	(3,475)	(151)
Accounts payable	(5,251)	4,762
Accrued expenses and other current liabilities	(2,048)	(7,965)
Deferred revenue	(2,776)	(7,188)
Operating lease liabilities	(1,792)	(1,561)
Other non-current liabilities	(135)	(201)
Net cash used in operating activities	(53,776)	(64,395)
Cash flows from investing activities
Purchases of property and equipment	(447)	(716)
Net cash used in investing activities	(447)	(716)
Cash flows from financing activities
Proceeds from issuance of ordinary shares pursuant to the at-the-market equity program, net	13,150	11,976
Proceeds from the exercise of share options	200	20
Proceeds from the employee share purchase plan	336	—
Net cash provided by financing activities	13,686	11,996
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(120)	11
Net decrease in cash, cash equivalents and restricted cash	(40,657)	(53,104)
Cash, cash equivalents and restricted cash, beginning of period	188,148	150,808
Cash, cash equivalents and restricted cash, end of period	$147,491	$97,704
Supplemental disclosure of cash flow information:
At-the-market offering costs in accounts payable at period end	$57	$—

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

As of June 30, 2021, the Company had cash and cash equivalents of $143.8 million. The Company expects that its existing cash and cash equivalents, together with committed cash from its existing collaboration, will be sufficient to fund its operations for at least the next twelve months. The Company has based this expectation on assumptions that may prove to be incorrect, and the Company may use its available capital resources sooner than it currently expects. If the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be further reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. In addition, the Company may elect to raise additional funds before it needs them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if the Company expects it has sufficient funds for its current or future operating plans.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 4, 2021, as amended (the “2020 Annual Report on Form 10-K”), have had no material changes during the three and six months ended June 30, 2021.

Unaudited Interim Financial Data

The accompanying interim consolidated balance sheet as of June 30, 2021, the related interim consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, the consolidated statements of Series A preferred shares and shareholders’ equity for the three months ended March 31, and June 30, 2021 and 2020, the consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, and the related interim information contained within the notes to the consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2021 and 2020 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2021 and 2020. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other interim period or future year or period.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

The recently issued accounting pronouncements described in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the 2020 Annual Report on Form 10-K, have had no material changes during the six months ended June 30, 2021, except as described below.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board finalized Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions in Accounting Standards Codification (“ASC”) 740 and generally simplifies existing guidance. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, but may be adopted earlier by entities. The Company adopted ASU 2019-12 as of January 1, 2021 and it did not have an impact on the Company’s consolidated financial statements.

3. SHAREHOLDERS’ EQUITY

The Company entered into an open market sales agreement with Jefferies LLC in May 2019, as amended in March 2020, for its “at-the-market” equity program. During the six months ended June 30, 2021, the Company sold 1,562,975 ordinary shares under its at-the-market equity program for aggregate net proceeds of $13.1 million.

4. SHARE-BASED COMPENSATION

The Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Plan”), authorizes the board of directors or a committee of the board of directors to, among other things, grant non-qualified share options, restricted awards, which include restricted shares and restricted share units (“RSUs”), and performance awards to eligible employees and directors of the Company. Options generally vest over periods of one to four years, and any options that are forfeited or cancelled are available to be granted again. The contractual life of options is generally five or ten years from the grant date. RSUs can be time-based or performance-based. Time-based RSUs generally vest over a period of one to four years. The vesting of performance-based RSUs is contingent on the achievement of certain performance milestones. Any RSUs that are forfeited are available to be granted again. In March 2021, the Compensation Committee approved an amendment and restatement of the Company’s outstanding 2019 performance-based RSUs to add an additional milestone to the existing milestones. In 2021, the Company also granted performance-based RSUs with the same terms to certain employees who did not receive the 2019 performance-based RSUs. This modification did not result in any incremental expense and the Company did not recognize any expense related to the performance-based RSUs during the three and six months ended June 30, 2021 and 2020, as the related milestones were not considered probable of achievement as of June 30, 2021 and 2020, respectively.

During the six months ended June 30, 2021, the Company granted 959,016 options and 1,057,234 RSUs to employees. Of the RSUs granted during the six months ended June 30, 2021, 886,334 were time-based RSUs and 170,900 were performance-based RSUs.

As of June 30, 2021, 575,552 ordinary shares remained available for future grant under the 2014 Plan.

Employee Share Purchase Plan

The Wave Life Sciences Ltd. Employee Share Purchase Plan (“ESPP”) allows all full-time and certain part-time employees to purchase the Company’s ordinary shares at a discount to fair market value. Eligible employees may enroll in a six-month offering period beginning on or about January 15th and July 15th every year. Shares are purchased at a price equal to 85% of the lower of the fair market value of the Company’s ordinary shares on the first business day or the last business day of an offering period. During the six months ended June 30, 2021, 44,036 ordinary shares were issued under the ESPP. As of June 30, 2021, there were 930,725 ordinary shares available for issuance under the ESPP.

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

During the three and six months ended June 30, 2020, the Company recognized revenue of approximately $0.2 million and $1.5 million, respectively, under the Pfizer Collaboration Agreement. The research term for the Pfizer Collaboration Agreement commenced in May 2016 and ended by its original terms in May 2020, during the research term the Company recognized revenue of $18.5 million under the Pfizer Collaboration Agreement.

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

The Company assessed this arrangement in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) and concluded that the contract counterparty, Takeda, is a customer for Category 1 Programs prior to Takeda exercising its option, and for Category 2 Programs during the Category 2 Research Term. The Company identified the following material promises under the arrangement: (1) the non-exclusive, royalty-free research and development license for each Category 1 Program; (2) the research and development services for each Category 1 Program through completion of the first proof of mechanism study; (3) the exclusive option to license, co-develop and co-commercialize each Category 1 Program; (4) the right to exclusively license the Category 2 Programs; and (5) the research and preclinical development services of the Category 2 Programs through completion of IND-enabling studies. The research and development services for each Category 1 Program were determined to not be distinct from the research and development license and should therefore be combined into a single performance obligation for each Category 1 Program. The research and preclinical development services for the Category 2 Programs were determined to not be distinct from the exclusive licenses for the Category 2 Programs and should therefore be combined into a single performance obligation.

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

Through June 30, 2021, the Company had recognized revenue of $39.7 million as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss under the Takeda Collaboration Agreement. During the three and six months ended June 30, 2021, the Company recognized revenue of approximately $2.8 million in the Company’s consolidated statements of operations and comprehensive loss under the Takeda Collaboration Agreement. During the three and six months ended June 30, 2020, the Company recognized revenue of $2.8 million and $5.7 million, respectively, in the Company’s consolidated statements of operations and comprehensive loss under the Takeda Collaboration Agreement. Certain variable consideration related to additional reimbursements and the related revenue were constrained in accordance with ASC 606 as of June 30, 2021.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue at June 30, 2021 is $130.3 million, of which $24.2 million is included in current liabilities. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the research and development services for each Category 1 Program and the Category 2 Programs as costs are incurred, over the remaining research term. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the material right for each Category 1 Program option upon Takeda’s exercise of such option, or immediately as each option expires unexercised.

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

The Company’s potentially dilutive shares, which include outstanding share options to purchase ordinary shares, RSUs, and Series A preferred shares, are considered to be ordinary share equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following ordinary share equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2021	2020
Options to purchase ordinary shares	4,584,490	4,161,671
RSUs	2,027,019	1,204,308
Series A preferred shares	3,901,348	3,901,348

Additionally, for the periods presented, the two-class method does not impact the net loss per ordinary share as the Company was in a net loss position for each of the periods presented and holders of Series A preferred shares do not participate in losses.

7. INCOME TAXES

During the three and six months ended June 30, 2021 and 2020, the Company recorded no income tax provision.

The Company maintained a full valuation allowance for the three and six months ended June 30, 2021 and 2020 in all jurisdictions due to uncertainty regarding future taxable income.

8. GEOGRAPHIC DATA

Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2021 and December 31, 2020.

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

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Accrued compensation	$6,051	$9,003
Accrued expenses related to CROs and CMOs	3,233	2,143
Accrued expenses and other current liabilities	639	825
Total accrued expenses and other current liabilities	$9,923	$11,971

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

PRISM enables us to target genetically defined diseases with stereopure oligonucleotides across multiple therapeutic modalities. PRISM combines our unique ability to construct stereopure oligonucleotides with a deep understanding of how the interplay among oligonucleotide sequence, chemistry and backbone stereochemistry impacts key pharmacological properties. By exploring these interactions through iterative analysis of in vitro and in vivo outcomes and machine learning-driven predictive modeling, we continue to define design principles that we deploy across programs to rapidly develop and manufacture clinical candidates that meet pre-defined product profiles. In August 2020, we introduced our novel PN backbone chemistry modifications, which were discovered through PRISM and have been shown preclinically to increase potency, tissue exposure and durability of effect across various modalities. PN chemistry has been incorporated into all of our next-generation current clinical, preclinical and discovery-stage programs.

Our lead clinical development programs are focused on genetic diseases within neurology, including amyotrophic lateral sclerosis (“ALS”), frontotemporal dementia (“FTD”), Huntington’s disease (“HD”), and Duchenne muscular dystrophy (“DMD”). We are advancing three clinical trials with next generation compounds containing our novel PN chemistry. These programs include WVE-004, our C9orf72 program for the treatment of ALS and FTD, WVE-003, our mHTT SNP3 program for the treatment of HD, and WVE-N531, our exon 53 program for the treatment of DMD. We continue to advance our ATXN3 program in SCA3. We are also pursuing additional programs in disorders of the central nervous system (“CNS”), including Alzheimer’s disease, Parkinson’s disease, and others, in collaboration with Takeda Pharmaceutical Company Limited (“Takeda”). In addition to neurology, our pipeline includes programs in hepatic diseases, including alpha-1 antitrypsin disease (“AATD”), and ophthalmologic disorders, specifically inherited retinal diseases. We continue to invest in PRISM to continue to evolve and apply the expanding capabilities and promise of our unique platform. We have also established and continue to enhance our internal current good manufacturing practices (“cGMP”) manufacturing capabilities to increase control and visibility of our drug substance supply chain, while continuing to innovate oligonucleotide manufacturing.

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

WVE-004: In ALS and FTD, we are advancing WVE-004, which uses our novel PN chemistry and preferentially targets the transcripts containing the G4C2 expansion in the C9orf72 gene. WVE-004 is designed to minimize the impact on C9orf72 protein in patients, thereby reducing potential on-target risk. In vitro, WVE-004 potently and selectively reduced V3 transcripts in iPSC-derived motor neurons, which were derived from a patient carrying a C9orf72-repeat expansion. In C9 BAC transgenic mice, WVE-004 led to substantial reductions in repeat-containing C9orf72 transcripts and dipeptide repeat (DPR) proteins that are sustained for at least six months, without disrupting total C9orf72 protein expression.

FOCUS-C9 Phase 1b/2a clinical trial: In December 2020, we initiated clinical development of WVE-004 with the submission of a clinical trial application (“CTA”). The FOCUS-C9 trial is a global, multicenter, randomized, double-blind, placebo-controlled Phase 1b/2a clinical trial to assess the safety and tolerability of intrathecal doses of WVE-004 for patients with C9-ALS and/or C9-FTD. Additional objectives include measurement of polyGP proteins in the cerebrospinal fluid (“CSF”), plasma and CSF pharmacokinetics and exploratory biomarker and clinical endpoints. The FOCUS-C9 trial is designed to be adaptive and includes single- and multiple-ascending dose portions, with dose escalation and dosing frequency being guided by an independent committee. Preclinical models that have established pharmacologic activity have informed the starting dose for this trial. In July 2021, we announced the initiation of dosing in the FOCUS-C9 clinical trial. We expect to generate clinical data through 2022 to provide insight into the clinical effects of PN chemistry and enable decision making for WVE-004.

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

WVE-003: In HD, we are currently advancing WVE-003, a stereopure antisense oligonucleotide designed to selectively target an undisclosed single nucleotide polymorphism (“SNP”), “mHTT SNP3”, associated with the disease-causing mutant huntingtin (“mHTT”) mRNA transcript within the HTT gene. WVE-003 incorporates our novel PN chemistry, as well as learnings from our first-generation HD programs. Approximately 40% of the HD population carries SNP3. Targeting mRNA with this SNP allows us to lower expression of transcript from the mutant allele, while leaving the healthy transcript relatively intact. The healthy transcript is required to produce wtHTT protein which is important for neuronal function. We commonly refer to this method (or approach) as “allele-selective targeting.” SNPs are naturally occurring variations within a given genetic sequence and in certain instances can be used to distinguish between two related copies of a gene where only one is associated with the expression of a disease-causing protein. Our allele-selective approach may also enable us to address the pre-manifest, or asymptomatic, HD patient population in the future. In preclinical studies, WVE-003 showed dose-dependent and selective reduction of mHTT mRNA in vitro, and potent and durable knockdown of mHTT mRNA and protein in vivo. Based on the modeling of the pharmacokinetic-pharmacodynamic (PK-PD) relationship for WVE-003, the model predicts that WVE-003 will attain sufficient concentrations to engage mHTT transcript in both the cortex and striatum and decrease expression of mHTT protein.

SELECT-HD Phase 1b/2a clinical trial: In December 2020, we initiated clinical development of WVE-003 with the submission of a CTA. The SELECT-HD trial is a multicenter, randomized, double-blind, placebo-controlled Phase 1b/2a trial to assess the safety and tolerability of intrathecally administered WVE-003 for patients with early manifest HD. Additional objectives include measurement of mHTT and wtHTT protein and exploratory pharmacokinetic, pharmacodynamic, clinical and MRI endpoints. The SELECT-HD trial is designed to be adaptive, with dose escalation and dosing frequency being guided by an independent committee. Preclinical models that have established pharmacologic activity have informed the starting dose for this trial. In August 2021, we announced that clinical trial sites have been activated and recruitment is underway for the SELECT-HD trial and we expect to initiate dosing in 2021.

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

WVE-N531 clinical trial: In March 2021, Wave initiated clinical development of WVE-N531 with the submission of a CTA. In August 2021, we announced that clinical trial sites have been activated and recruitment is underway in a clinical trial of WVE-N531 in patients with DMD amenable to exon 53 skipping and we expect to initiate dosing in 2021.

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

RNA editing

Our leading RNA editing capability leverages widely expressed endogenous ADAR enzymes to achieve highly specific A-to-I RNA editing in vivo using only stereopure oligonucleotides, without the need for lipid nanoparticles (“LNPs”) or adeno-associated virus (“AAV”) vectors and without altering DNA. In May 2021, at the 24th American Society of Gene and Cell Therapy (“ASGCT”), we highlighted in an oral presentation our novel ADAR editing capability, which leverages PN backbone chemistry modifications. This presentation highlighted proof-of-concept data demonstrating potent and durable editing of Beta-actin (“ACTB”) in vivo in the liver of non-human primates (“NHPs”) of up to 50% using conjugated oligonucleotides and potent editing of ACTB in vivo in multiple tissues of NHPs using non-conjugated oligonucleotides. The presentation also highlighted data demonstrating potent editing in vivo in the CNS of our proprietary humanized ADAR transgenic mouse model. We are evaluating ADAR editing oligonucleotides for different disease targets, including neurology targets, leveraging this proprietary mouse model.

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

In a primary hepatocyte SERPINA1 Z cell model, we demonstrated that editing the Z allele mRNA back to wild-type prevents protein misfolding and increases secretion of edited AAT protein from hepatocytes. In June 2021, we reported proof-of-concept preclinical in vivo data that demonstrated up to 40% editing of human SERPINA1 Z allele mRNA in liver at an initial time point, which resulted in a therapeutically meaningful increase in circulating, functional wild-type AAT protein. This initial in vivo study utilized our proprietary transgenic mouse model, which has both the human SERPINA1 Z-allele, as well as human ADAR that is expressed comparably to human cells. Preclinical studies for our AATD program are ongoing and additional data on durability and dose response are expected in the second half of 2021.

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

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss was $81.2 million and $88.0 million in the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, we had an accumulated deficit of $764.5 million and $683.3 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future.

Revenue

We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenue generating collaboration as of June 30, 2021 was the Takeda Collaboration Agreement (as defined in Note 5 in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (“Note 5”). Our revenue during the three and six months ended June 30, 2020 represents revenue earned under the Takeda Collaboration Agreement, which became effective in April 2018, and the Pfizer Collaboration Agreement (as defined in Note 5), which was entered into in May 2016 and ended by its original terms in May 2020.

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

The table below summarizes our research and development expenses incurred for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
DMD programs	$356	$1,558	$156	$6,068
HD programs	6,911	8,114	15,361	15,627
ALS and FTD programs	3,381	2,624	6,821	4,662
PRISM and other research and development expenses (1)	20,987	19,182	42,690	46,279
Total research and development expenses	$31,635	$31,478	$65,028	$72,636

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

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Revenue	$2,776	$3,027	$(251)
Operating expenses:
Research and development	31,635	31,478	157
General and administrative	10,969	10,205	764
Total operating expenses	42,604	41,683	921
Loss from operations	(39,828)	(38,656)	(1,172)
Total other income (expense), net	1,062	(1,872)	2,934
Loss before income taxes	(38,766)	(40,528)	1,762
Income tax provision	—	—	—
Net loss	$(38,766)	$(40,528)	$1,762

Revenue

Revenue of $2.8 million was earned under the Takeda Collaboration Agreement for the three months ended June 30, 2021. Revenue of $3.0 million was earned under the Takeda Collaboration Agreement and the Pfizer Collaboration Agreement for the three months ended June 30, 2020. The decrease in revenue is due to the fact that no revenue was earned under the Pfizer Collaboration Agreement in 2021, as it ended by its original terms in May 2020.

Research and Development Expenses

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
DMD programs	$356	$1,558	$(1,202)
HD programs	6,911	8,114	(1,203)
ALS and FTD programs	3,381	2,624	757
PRISM and other research and development expenses (1)	20,987	19,182	1,805
Total research and development expenses	$31,635	$31,478	$157

(1)

Includes discovery and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $31.6 million for the three months ended June 30, 2021, compared to approximately $31.4 million for the three months ended June 30, 2020. The increase of $0.2 million was due to the following:

•

a decrease of $1.2 million in external expenses related to our DMD programs driven by decreased external expenses related to our discontinued suvodirsen program, partially offset by increased external expenses for our PN chemistry containing WVE-N531 program;

•

a decrease of $1.2 million in external expenses related to our HD programs, including external expenses related to our discontinued WVE-120101 and WVE-120102 programs, and external expenses related to our PN chemistry containing WVE-003 program;

•	an increase of $0.8 million in external expenses related to our ALS and FTD programs, including our PN chemistry containing WVE-004 program; and
•

an increase of $1.8 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, including PRISM and the identification of potential drug discovery candidates, primarily due to increases in other external research and development expenses, as well as increases in compensation-related expenses.

General and Administrative Expenses

General and administrative expenses were $11.0 million for the three months ended June 30, 2021, as compared to $10.2 million for the three months ended June 30, 2020. The increase of $0.8 million was primarily attributable to increases in other external general and administrative expenses, as well as increases in compensation-related expenses.

Other Income (Expense), Net

Other income, net for the three months ended June 30, 2021 was $1.1 million, which consists primarily of estimated refundable tax credits.

Other expense, net for the three months ended June 30, 2020 was $1.9 million. During the three months ended June 30, 2020, we reduced the amount of refundable tax credits we expected to receive based on the results of Her Majesty’s Revenue and Customs’ (“HMRC”) audit of Wave UK’s 2017 refundable tax credit claim in the United Kingdom. The change in estimate related to the refundable tax credit for the periods 2017 through the first quarter of 2020 resulted in a decrease in income of $3.1 million, which was partially offset by an additional period of income related to the refundable tax credit for the three months ended June 30, 2020.

Income Tax Provision

During the three months ended June 30, 2021 and 2020, we recorded no income tax provision. We maintained a full valuation allowance for the three months ended June 30, 2021 and 2020 in all jurisdictions due to uncertainty regarding future taxable income.

Comparison of the six months ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Revenue	$2,776	$7,188	$(4,412)
Operating expenses:
Research and development	65,028	72,636	(7,608)
General and administrative	21,047	23,201	(2,154)
Total operating expenses	86,075	95,837	(9,762)
Loss from operations	(83,299)	(88,649)	5,350
Total other income (expense), net	2,069	628	1,441
Loss before income taxes	(81,230)	(88,021)	6,791
Income tax provision	—	—	—
Net loss	$(81,230)	$(88,021)	$6,791

Revenue

Revenue of $2.8 million was earned under the Takeda Collaboration Agreement for the six months ended June 30, 2021. Revenue of $7.2 million was earned under the Takeda Collaboration Agreement and the Pfizer Collaboration Agreement for the six months ended June 30, 2020. The decrease in revenue is driven by a decrease in research and development services under the Takeda Collaboration Agreement based on the revenue recognition standard, as well as the fact that no revenue was earned under the Pfizer Collaboration Agreement in 2021, as it ended by its original terms in May 2020.

Research and Development Expenses

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
DMD programs	$156	$6,068	$(5,912)
HD programs	15,361	15,627	(266)
ALS and FTD programs	6,821	4,662	2,159
PRISM and other research and development expenses (1)	42,690	46,279	(3,589)
Total research and development expenses	$65,028	$72,636	$(7,608)

(1)

Includes discovery and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $65.0 million for the six months ended June 30, 2021, compared to $72.6 million for the six months ended June 30, 2020. The decrease of $7.6 million was due to the following:

•

a decrease of $5.9 million in external expenses related to our DMD programs driven by decreased external expenses related to our discontinued suvodirsen program, partially offset by increased external expenses for our PN chemistry containing WVE-N531 program;

•

a decrease of $0.3 million in external expenses related to our HD programs driven by decreased external expenses related to our discontinued WVE-120101 and WVE-120102 programs, partially offset by increased external expenses for our PN chemistry containing WVE-003 program;

•	an increase of $2.2 million in external expenses related to our ALS and FTD programs, including our PN chemistry containing WVE-004 program; and
•

a decrease of $3.6 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, including PRISM and the identification of potential drug discovery candidates, primarily due to decreases in compensation-related expenses, as well as decreases in other external research and development expenses.

General and Administrative Expenses

General and administrative expenses were $21.0 million for the six months ended June 30, 2021, as compared to $23.2 million for the six months ended June 30, 2020. The decrease of $2.2 million was primarily due to decreases in compensation-related expenses, as well as decreases in other external general and administrative expenses.

Other Income (Expense), Net

Other income (expense), net for the six months ended June 30, 2021 and 2020 was $2.1 million and $0.6 million, respectively. The increase of approximately $1.5 million was driven by an approximately $2.0 million increase in other income (expense), net primarily related to the increase in the estimated refundable tax credit, partially offset by a $0.5 million decrease in dividend income for the six months ended June 30, 2021.

Income Tax Provision

During the six months ended June 30, 2021 and 2020, we recorded no income tax provision. We maintained a full valuation allowance for the six months ended June 30, 2021 and 2020 in all jurisdictions due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net losses. To date, we have primarily funded our operations through private placements of debt and equity securities, public offerings of our ordinary shares and collaborations with third parties. Through June 30, 2021, we have received an aggregate of approximately $821.7 million in net proceeds from these transactions. We received $89.3 million in net proceeds from private placements of our debt and equity securities, $100.4 million in net proceeds from our initial public offering, $40.0 million under the Pfizer Agreements (as defined in Note 5), including $10.0 million as an upfront payment under the Pfizer Collaboration Agreement and $30.0 million in the form of an equity investment, $93.5 million in net proceeds from our April 2017 follow-on underwritten public offering, $170.0 million in upfront payments under the Takeda Agreements (as defined in Note 5), including $110.0 million as an upfront payment under the Takeda Collaboration Agreement (as defined in Note 5) and $60.0 million in the form of an equity investment, $161.8 million in net proceeds from our January 2019 follow-on underwritten public offering, $93.7 million in net proceeds from our September 2020 follow-on underwritten public offering and $73.0 million in net proceeds from our at-the-market equity program.

As of June 30, 2021, we had cash and cash equivalents totaling $143.8 million, an accumulated deficit of $764.5 million and restricted cash of $3.7 million for our leased premises in Cambridge, Massachusetts and Lexington, Massachusetts. Our operating lease commitments as of June 30, 2021 total $40.8 million, of which $3.3 million is related to payments in 2021 and $37.5 million is related to payments beyond 2021.

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

Until we can generate significant revenue from product sales, if ever, we expect to continue to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. In May 2019, we filed a shelf registration statement on Form S-3ASR with the SEC pursuant to which we registered for sale an indeterminate amount of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. Our shelf registration statement on Form S-3ASR also includes a prospectus covering up to an aggregate of $250.0 million in ordinary shares that we may issue and sell from time to time, through Jefferies LLC acting as our sales agent, pursuant to the open market sales agreement that we entered into with Jefferies LLC in May 2019, as amended in March 2020, for our “at-the-market” equity program. Since we no longer qualified as a “well-known seasoned issuer” at the time of the filing of our Annual Report on Form 10-K, for the year ended December 31, 2019, we previously amended the shelf registration statement to register for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including the $250.0 million in ordinary shares that we may issue and sell from time to time pursuant to our “at-the-market” equity program. During the six months ended June 30, 2021, the Company sold 1,562,975 ordinary shares under its at-the-market equity program for aggregate net proceeds of $13.1 million. As of August 4, 2021, we have approximately $324.6 million in securities available for sale under our shelf registration statement, including approximately $174.6 million in ordinary shares available for sale under our at-the-market equity program. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our cash flow activity:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(53,776)	$(64,395)
Net cash used in investing activities	(447)	(716)
Net cash provided by financing activities	13,686	11,996
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(120)	11
Net decrease in cash, cash equivalents and restricted cash	$(40,657)	$(53,104)

Operating Activities

During the six months ended June 30, 2021, operating activities used $53.8 million of cash, primarily due to our net loss of $81.2 million, offset by a $30.0 million decrease in accounts receivable.

During the six months ended June 30, 2020, operating activities used $64.4 million of cash, primarily due to our net loss of $88.0 million, offset by a $20.0 million decrease in accounts receivable.

Investing Activities

During the six months ended June 30, 2021, investing activities used $0.4 million of cash, related to purchases of property and equipment.

During the six months ended June 30, 2020, investing activities used $0.7 million of cash, related to purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $13.7 million, which was primarily due to the net proceeds from sales of ordinary shares under our at-the-market equity program.

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

Off-Balance Sheet Arrangements

We had one off-balance sheet arrangement (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2021, as we exercised our option in December 2020 to lease the remaining office and laboratory space at our Cambridge, Massachusetts facility. The combined space will constitute the entire building. The lease for the additional space is expected to commence on October 1, 2021 with a term of five years. As the lease term for the additional space has not yet commenced, we have not yet recognized rent expense for the additional space. On the commencement date of the lease for the additional space in 2021, we will record a right-of-use asset and corresponding operating lease liability and begin recognizing straight-line rent expense. We have not made any payments to date related to the lease of the additional space. We expect future cash commitments related to this lease for the additional space to total $5.4 million, of which $0.3 million is related to payments in 2021 and $5.1 million is related to payments beyond 2021.

We had no other off-balance sheet arrangements as of June 30, 2021 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Pronouncements

The recently issued accounting pronouncements described in our audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the 2020 Annual Report on Form 10-K, have had no material changes during the six months ended June 30, 2021, except as described below.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board finalized Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions in Accounting Standards Codification 740 and generally simplifies existing guidance. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, but may be adopted earlier by entities. We adopted ASU 2019-12 as of January 1, 2021 and it did not have an impact on our consolidated financial statements.

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

Foreign Currency Exchange Rate Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. For the three and six months ended June 30, 2021 and 2020, changes in foreign currency exchange rates did not have a material impact on our business, financial condition, results of operations or cash flows.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition, results of operations or cash flows for the three and six months ended June 30, 2021 and 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2021.

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

WAVE LIFE SCIENCES LTD.

Date: August 5, 2021	By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Kyle Moran
Kyle Moran
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)