Form 10-Q
period 2021-09-30
Wave Life Sciences Ltd.
filed 2021-11-10
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of outstanding ordinary shares of the registrant as of November 1, 2021 was 58,832,518.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$123,896	$184,497
Accounts receivable	22,500	30,000
Prepaid expenses	7,627	10,434
Other current assets	3,964	5,111
Total current assets	157,987	230,042
Long-term assets:
Property and equipment, net	24,020	29,198
Operating lease right-of-use assets	14,639	16,232
Restricted cash	3,651	3,651
Other assets	215	115
Total long-term assets	42,525	49,196
Total assets	$200,512	$279,238
Liabilities, Series A preferred shares and shareholders’ equity
Current liabilities:
Accounts payable	$7,443	$13,795
Accrued expenses and other current liabilities	11,364	11,971
Current portion of deferred revenue	8,736	91,560
Current portion of operating lease liability	4,097	3,714
Total current liabilities	31,640	121,040
Long-term liabilities:
Deferred revenue, net of current portion	107,606	41,481
Operating lease liability, net of current portion	22,477	25,591
Other liabilities	1,014	474
Total long-term liabilities	$131,097	$67,546
Total liabilities	$162,737	$188,586
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at September 30, 2021 and December 31, 2020	$7,874	$7,874
Shareholders’ equity:
Ordinary shares, no par value; 51,998,032 and 48,778,678 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	$716,118	$694,085
Additional paid-in capital	84,254	71,573
Accumulated other comprehensive income	258	389
Accumulated deficit	(770,729)	(683,269)
Total shareholders’ equity	$29,901	$82,778
Total liabilities, Series A preferred shares and shareholders’ equity	$200,512	$279,238

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$36,423	$3,450	$39,199	$10,638
Operating expenses:
Research and development	31,086	28,275	96,114	100,911
General and administrative	12,944	9,590	33,991	32,791
Total operating expenses	44,030	37,865	130,105	133,702
Loss from operations	(7,607)	(34,415)	(90,906)	(123,064)
Other income, net:
Dividend income and interest income, net	6	23	25	544
Other income, net	1,371	1,292	3,421	1,399
Total other income, net	1,377	1,315	3,446	1,943
Loss before income taxes	(6,230)	(33,100)	(87,460)	(121,121)
Income tax provision	—	—	—	—
Net loss	$(6,230)	$(33,100)	$(87,460)	$(121,121)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.12)	$(0.86)	$(1.75)	$(3.36)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	50,709,877	38,364,224	50,017,521	36,021,256

Other comprehensive income (loss):
Net loss	$(6,230)	$(33,100)	$(87,460)	$(121,121)
Foreign currency translation	(11)	23	(131)	34
Comprehensive loss	$(6,241)	$(33,077)	$(87,591)	$(121,087)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	3,901,348	$7,874	34,340,690	$539,547	$57,277	$267	$(533,359)	$63,732
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	59,690	604	—	—	—	604
Share-based compensation	—	—	—	—	3,999	—	—	3,999
Vesting of RSUs	—	—	198,202	—	—	—	—	—
Option exercises	—	—	3,000	10	—	—	—	10
Other comprehensive income	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(47,493)	(47,493)
Balance at March 31, 2020	3,901,348	$7,874	34,601,582	$540,161	$61,276	$273	$(580,852)	$20,858
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	1,123,156	11,372	—	—	—	11,372
Share-based compensation	—	—	—	—	3,794	—	—	3,794
Vesting of RSUs	—	—	3,569	—	—	—	—
Option exercises	—	—	3,847	10	—	—	—	10
Other comprehensive income	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	(40,528)	(40,528)
Balance at June 30, 2020	3,901,348	$7,874	35,732,154	$551,543	$65,070	$278	$(621,380)	$(4,489)
Issuance of ordinary shares, net of offering costs	—	—	8,333,334	93,744	—	—	—	93,744
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	4,400,176	47,906	—	—	—	47,906
Share-based compensation	—	—	—	—	3,284	—	—	3,284
Vesting of RSUs	—	—	4,513	—	—	—	—	—
Option exercises	—	—	273,633	702	—	—	—	702
Issuance of ordinary shares under the ESPP	—	—	25,239	171	—	—	—	171
Other comprehensive income	—	—	—	—	—	23	—	23
Net loss	—	—	—	—	—	—	(33,100)	(33,100)
Balance at September 30, 2020	3,901,348	$7,874	48,769,049	$694,066	$68,354	$301	$(654,480)	$108,241

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY CONTINUED

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2020	3,901,348	$7,874	48,778,678	$694,085	$71,573	$389	$(683,269)	$82,778
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	844,796	8,028	—	—	—	8,028
Share-based compensation	—	—	—	—	4,063	—	—	4,063
Vesting of RSUs	—	—	155,184	—	—	—	—	—
Option exercises	—	—	31,957	200	—	—	—	200
Issuance of ordinary shares under the ESPP	—	—	44,036	336	—	—	—	336
Other comprehensive loss	—	—	—	—	—	(120)	—	(120)
Net loss	—	—	—	—	—	—	(42,464)	(42,464)
Balance at March 31, 2021	3,901,348	$7,874	49,854,651	$702,649	$75,636	$269	$(725,733)	$52,821
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	718,179	5,065	—	—	—	5,065
Share-based compensation	—	—	—	—	2,722	—	—	2,722
Vesting of RSUs	—	—	3,636	—	—	—	—	—
Net loss	—	—	—	—	—	—	(38,766)	(38,766)
Balance at June 30, 2021	3,901,348	$7,874	50,576,466	$707,714	$78,358	$269	$(764,499)	$21,842
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	1,345,830	8,082	—	—	—	8,082
Share-based compensation	—	—	—	—	5,896	—	—	5,896
Vesting of RSUs	—	—	7,485	—	—	—	—	—
Option exercises	—	—	20,000	50	—	—	—	50
Issuance of ordinary shares under the ESPP	—	—	48,251	272	—	—	—	272
Other comprehensive loss	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(6,230)	(6,230)
Balance at September 30, 2021	3,901,348	$7,874	51,998,032	$716,118	$84,254	$258	$(770,729)	$29,901

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(87,460)	$(121,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	1,593	1,376
Depreciation of property and equipment	5,704	6,097
Share-based compensation expense	12,681	11,077
Changes in operating assets and liabilities:
Accounts receivable	7,500	20,000
Prepaid expenses	2,807	1,660
Other assets	1,047	15,106
Accounts payable	(6,335)	562
Accrued expenses and other current liabilities	(607)	(6,003)
Deferred revenue	(16,699)	(10,638)
Operating lease liabilities	(2,731)	(2,382)
Other non-current liabilities	540	(301)
Net cash used in operating activities	(81,960)	(84,567)
Cash flows from investing activities
Purchases of property and equipment	(545)	(781)
Net cash used in investing activities	(545)	(781)
Cash flows from financing activities
Proceeds from issuance of ordinary shares, net of offering costs	—	93,744
Proceeds from issuance of ordinary shares pursuant to the at-the-market equity program, net	21,177	59,882
Proceeds from the exercise of share options	250	722
Proceeds from the employee share purchase plan	608	171
Net cash provided by financing activities	22,035	154,519
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(131)	34
Net increase (decrease) in cash, cash equivalents and restricted cash	(60,601)	69,205
Cash, cash equivalents and restricted cash, beginning of period	188,148	150,808
Cash, cash equivalents and restricted cash, end of period	$127,547	$220,013

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

As of September 30, 2021, the Company had cash and cash equivalents of $123.9 million. Subsequent to September 30, 2021, the Company received $22.5 million from Takeda (as defined in Note 5), which was included in accounts receivable as of September 30, 2021 related to the Amendment (as defined in Note 5) to the Takeda Collaboration Agreement (as defined in Note 5), and $29.6 million in net proceeds under the Company’s at-the-market equity program. The Company expects that its existing cash and cash equivalents will be sufficient to fund its operations for at least the next twelve months. The Company has based this expectation on assumptions that may prove to be incorrect, and the Company may use its available capital resources sooner than it currently expects. If the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be further reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. In addition, the Company may elect to raise additional funds before it needs them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if the Company expects it has sufficient funds for its current or future operating plans.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 4, 2021, as amended (the “2020 Annual Report on Form 10-K”), have had no material changes during the three and nine months ended September 30, 2021.

Unaudited Interim Financial Data

The accompanying interim consolidated balance sheet as of September 30, 2021, the related interim consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the consolidated statements of Series A preferred shares and shareholders’ equity for the three months ended March 31, June 30, and September 30, 2021 and 2020, the consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, and the related interim information contained within the notes to the consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2021 and 2020. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other interim period or future year or period.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

The recently issued accounting pronouncements described in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the 2020 Annual Report on Form 10-K, have had no material changes during the nine months ended September 30, 2021, except as described below.

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

3. SHAREHOLDERS’ EQUITY

The Company entered into an open market sales agreement with Jefferies LLC in May 2019, as amended in March 2020, for its at-the-market equity program. During the nine months ended September 30, 2021, the Company sold 2,908,805 ordinary shares under its at-the-market equity program for aggregate net proceeds of $21.2 million. Subsequent to September 30, 2021, the Company sold 6,832,110 ordinary shares under its at-the-market equity program for aggregate net proceeds of $29.6 million.

4. SHARE-BASED COMPENSATION

The Wave Life Sciences Ltd. 2021 Equity Incentive Plan (the “2021 Plan”) was approved by the Company’s shareholders and went into effect on August 10, 2021. The 2021 Plan serves as the successor to the Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Plan”), such that outstanding awards granted under the 2014 Plan continue to be governed by the terms of the 2014 Plan, but no awards may be made under the 2014 Plan after August 10, 2021. The aggregate number of ordinary shares authorized for issuance of awards under the 2021 Plan is 5,450,000 ordinary shares, plus the number of ordinary shares underlying any awards under the 2014 Plan that are forfeited, cancelled or otherwise terminated (other than by exercise or withheld by the Company to satisfy any tax withholding obligation) on or after August 10, 2021.

The 2021 Plan authorizes (and the 2014 Plan previously authorized) the board of directors or a committee of the board of directors to, among other things, grant non-qualified share options, restricted awards, which include restricted shares and restricted share units (“RSUs”), and performance awards to eligible employees and directors of the Company.

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

In March 2021, the Compensation Committee approved an amendment and restatement of the Company’s outstanding 2019 performance-based RSUs to add an additional milestone to the existing milestones. In 2021, the Company also granted performance-based RSUs with the same terms to certain employees who did not receive the 2019 performance-based RSUs. This modification did not result in any incremental expense and the Company did not recognize any expense related to the performance-based RSUs during the nine months ended September 30, 2021, as the related milestones were not considered probable of achievement as of September 30, 2021.

During the nine months ended September 30, 2021, the Company granted 1,253,741 options and 1,078,959 RSUs to employees. Of the RSUs granted during the nine months ended September 30, 2021, 908,059 were time-based RSUs and 170,900 were performance-based RSUs.

As of September 30, 2021, 5,277,236 ordinary shares remained available for future grant under the 2021 Plan.

Employee Share Purchase Plan

The Wave Life Sciences Ltd. Employee Share Purchase Plan (“ESPP”) allows all full-time and certain part-time employees to purchase the Company’s ordinary shares at a discount to fair market value. Eligible employees may enroll in a six-month offering period beginning on or about January 15th and July 15th every year. Shares are purchased at a price equal to 85% of the lower of the fair market value of the Company’s ordinary shares on the first business day or the last business day of an offering period. During the nine months ended September 30, 2021, 92,287 ordinary shares were issued under the ESPP. As of September 30, 2021, there were 882,474 ordinary shares available for issuance under the ESPP.

5. COLLABORATION AGREEMENTS

Pfizer Collaboration and Equity Agreements

In May 2016, the Company entered into a Research, License and Option Agreement (as amended in November 2017, the “Pfizer Collaboration Agreement”) with Pfizer Inc. (“Pfizer”). The research term for the Pfizer Collaboration Agreement commenced in May 2016 and ended by its original terms in May 2020. Pursuant to the terms of the Pfizer Collaboration Agreement, the Company and Pfizer agreed to collaborate on the discovery, development and commercialization of stereopure oligonucleotide therapeutics for up to five programs, each directed at a genetically-defined hepatic target selected by Pfizer (the “Pfizer Collaboration”). The Company received $10.0 million as an upfront license fee under the Pfizer Collaboration Agreement. Subject to option exercises by Pfizer, the Company was entitled to earn potential research, development and commercial milestone payments.

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

During the nine months ended September 30, 2020, the Company recognized revenue of $1.5 million under the Pfizer Collaboration Agreement. During the research term that ran from May 2016 to May 2020, the Company recognized revenue of $18.5 million under the Pfizer Collaboration Agreement.

Takeda Collaboration and Equity Agreements

In February 2018, Wave USA and Wave UK entered into a global strategic collaboration (the “Takeda Collaboration”) with Takeda Pharmaceutical Company Limited (“Takeda”), pursuant to which Wave USA, Wave UK and Takeda agreed to collaborate on the research, development and commercialization of oligonucleotide therapeutics for disorders of the Central Nervous System (“CNS”). The Takeda Collaboration provides the Company with at least $230.0 million in committed cash and Takeda with the option to co-develop and co-commercialize the Company’s CNS development programs in (1) Huntington’s disease (“HD”); (2) amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”); and (3) the Company’s discovery-stage program targeting ATXN3 for the treatment of spinocerebellar ataxia 3 (“SCA3”) (collectively, “Category 1 Programs”). In addition, the Takeda Collaboration provided Takeda the right to exclusively license multiple preclinical programs for CNS disorders, including Alzheimer’s disease and Parkinson’s disease (collectively, “Category 2 Programs”). In April 2018, the Takeda Collaboration became effective and Takeda paid the Company $110.0 million as an upfront payment. Takeda also agreed to fund the Company’s research and preclinical activities in the amount of $60.0 million during the four-year research term and to reimburse the Company for any collaboration-budgeted research and preclinical expenses incurred by the Company that exceed that amount.

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

With respect to Category 1 Programs, the Company will be responsible for researching and developing products and companion diagnostics for Category 1 Programs through completion of the first proof of mechanism study for such products. Takeda will have an exclusive option for each target and all associated products and companion diagnostics for such target, which it may exercise at any time through completion of the proof of mechanism study. If Takeda exercises this option, the Company will receive an opt-in payment and will lead manufacturing and joint clinical co-development activities and Takeda will lead joint co-commercial activities in the United States and all commercial activities outside of the United States. Global costs and potential profits will be shared 50:50 and the Company will be eligible to receive development and commercial milestone payments. In addition to its 50% profit share, the Company is eligible to receive option exercise fees and development and commercial milestone payments for each of the Category 1 Programs.

With respect to Category 2 Programs, the Company granted Takeda the right to exclusively license multiple preclinical programs during a four-year research term (subject to limited extension for programs that were initiated prior to the expiration of the research term, in accordance with the Takeda Collaboration Agreement) (“Category 2 Research Term”). During that term, the Takeda

Collaboration provided that the parties may collaborate on preclinical programs for up to six targets at any one time. The Company was responsible for researching and preclinically developing products and companion diagnostics directed to the agreed upon targets through completion of Investigational New Drug application (“IND”)-enabling studies in the first major market country. Thereafter, Takeda would have an exclusive worldwide license to develop and commercialize products and companion diagnostics directed to such targets, subject to the Company’s retained rights to lead manufacturing activities for products directed to such targets. Takeda agreed to fund the Company’s research and preclinical activities in the amount of $60.0 million during the research term and reimburse the Company for any collaboration-budgeted research and preclinical expenses incurred by the Company that exceeded that amount. The Company was also eligible to receive tiered high single-digit to mid-teen royalties on Takeda’s global commercial sales of products from each Category 2 Program.

Under the Takeda Collaboration Agreement, each party granted to the other party specific intellectual property licenses to enable the other party to perform its obligations and exercise its rights under the Takeda Collaboration Agreement, including license grants to enable each party to conduct research, development and commercialization activities pursuant to the terms of the Takeda Collaboration Agreement.

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

Takeda may terminate the Takeda Collaboration Agreement for convenience on 180 days’ notice, in its entirety or on a target-by-target basis. Subject to certain exceptions, each party has the right to terminate the Takeda Collaboration Agreement on a target-by-target basis if the other party, or a third party related to such party, challenges the patentability, enforceability or validity of any patents within the licensed technology that cover any product or companion diagnostic that is subject to the Takeda Collaboration Agreement. In the event of any material breach of the Takeda Collaboration Agreement by a party, subject to cure rights, the other party may terminate the Takeda Collaboration Agreement in its entirety if the breach relates to all targets or on a target-by-target basis if the breach relates to a specific target. In the event that Takeda and its affiliates cease development, manufacturing and commercialization activities with respect to compounds or products subject to the Takeda Collaboration Agreement and directed to a particular target, the Company may terminate the Takeda Collaboration Agreement with respect to such target. Either party may terminate the Takeda Collaboration Agreement for the other party’s insolvency. In certain termination circumstances, the Company would receive a license from Takeda to continue researching, developing and manufacturing certain products, and companion diagnostics.

The Takeda Collaboration is managed by a joint steering committee (“JSC”) in which both parties are represented equally. The JSC is tasked with overseeing the scientific progression of each Category 1 Program and, prior to the Amendment (discussed below), the Category 2 Programs.

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

On October 15, 2021, Wave USA, Wave UK and Takeda entered into the Second Amendment to the Takeda Collaboration Agreement (the “Amendment”), which discontinued the Category 2 component of the Takeda Collaboration. Pursuant to the Amendment, Takeda agreed to pay the Company an additional $22.5 million as full payment for reimbursable Category 2 Program collaboration-budgeted research and preclinical expenses. The Category 1 Programs under the Collaboration Agreement remain in effect and are unchanged by the Amendment. The Company recognized collaboration revenue of $36.4 million for the three months ended September 30, 2021, as a result of unconstraining certain variable consideration and recognizing the reimbursement of collaboration-budgeted research and preclinical expenses. As of September 30, 2021, $22.5 million is recorded as accounts receivable on the consolidated balance sheet. Subsequent to September 30, 2021, the Company received full payment from Takeda for the accounts receivable.

Through September 30, 2021, the Company had recognized revenue of approximately $76.2 million as collaboration revenue under the Takeda Collaboration Agreement. During the three and nine months ended September 30, 2021, the Company recognized revenue of $36.4 million and $39.2 million, respectively, under the Takeda Collaboration Agreement. During the three and nine months ended September 30, 2020, the Company recognized revenue of $3.4 million and $9.1 million, respectively, under the Takeda Collaboration Agreement.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue at September 30, 2021 is $116.3 million, of which $8.7 million is included in current liabilities, all of which relates to Category 1 Programs. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the research and development services for each Category 1 Program as costs are incurred, over the remaining research term. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the material right for each Category 1 Program option upon Takeda’s exercise of such option, or immediately as each option expires unexercised.

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

Basic loss per share is computed by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding.

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

The following ordinary share equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2021	2020
Options to purchase ordinary shares	4,765,701	3,912,647
RSUs	1,974,767	1,179,380
Series A preferred shares	3,901,348	3,901,348

Additionally, for the periods presented, the two-class method does not impact the net loss per ordinary share as the Company was in a net loss position for each of the periods presented and holders of Series A preferred shares do not participate in losses.

7. INCOME TAXES

During the three and nine months ended September 30, 2021 and 2020, the Company recorded no income tax provision.

The Company maintained a full valuation allowance for the three and nine months ended September 30, 2021 and 2020 in all jurisdictions due to uncertainty regarding future taxable income.

8. GEOGRAPHIC DATA

Substantially all of the Company’s long-lived assets were located in the United States as of September 30, 2021 and December 31, 2020.

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

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Accrued compensation	$7,485	$9,003
Accrued expenses related to CROs and CMOs	3,384	2,143
Accrued expenses and other current liabilities	495	825
Total accrued expenses and other current liabilities	$11,364	$11,971

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 4, 2021, as amended (the “2020 Annual Report on Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q or the “Risk Factor” section of our 2020 Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a clinical-stage genetic medicines company committed to delivering life-changing treatments for people battling devastating diseases. Using PRISM™, our proprietary discovery and drug development platform that enables the precise design, optimization and production of novel stereopure oligonucleotides, we aspire to develop best in class medicines that drug the transcriptome to treat genetically defined diseases with a high degree of unmet need.

We are developing oligonucleotides that target ribonucleic acid (“RNA”) and harness existing cellular machinery to reduce the expression of disease-promoting proteins, restore the production of functional proteins, or modulate protein expression. By intervening at the RNA level, we have the potential to address diseases that have historically been difficult to treat with small molecules or biologics, while retaining the ability to titrate dose, modulate duration of effect, and avoid risk of permanent off-target genetic changes and other challenges associated with DNA editing or gene therapy approaches. Oligonucleotides have additional advantages as a therapeutic class, including the ability to access multiple tissue types and the ability to modulate the frequency of dosing to ensure broad distribution within tissues over time. Oligonucleotides also have well-established manufacturing processes and validated test methods based on decades of improvements, as well as established regulatory, access and reimbursement pathways.

The biological machinery to address genetic diseases already exists in human cells, but it needs to be controlled with the right tools. We have built a genetic toolkit comprised of multiple modalities, including RNase-H mediated silencing, RNAi, splicing, and RNA editing. Our leading RNA editing capability leverages widely expressed endogenous ADAR (adenosine deaminases acting on RNA) enzymes to achieve highly specific A-to-I RNA editing (“ADAR editing”) in vivo using only short stereopure oligonucleotides, without the need for lipid nanoparticles (“LNPs”) or adeno-associated virus (“AAV”) vectors and without altering genomic DNA. We refer to our stereopure editing oligonucleotides as “AIMers.”

Our PRISM platform is built on the recognition that there exists enormous opportunity to tune the pharmacological properties of oligonucleotide therapeutics by leveraging three key features of these molecules: sequence, chemistry, and stereochemistry. Stereochemistry is a reality of oligonucleotides, which provides the resolution that we believe is necessary to optimally design therapeutic oligonucleotides. By tuning these three key features, we are able to develop stereopure oligonucleotides, which are comprised of molecules with atoms precisely arranged in three-dimensional orientations at each linkage. These differ from the mixture-based oligonucleotides currently on the market or in development by others. Based on our preclinical studies, we believe that controlling the stereochemistry of each backbone position will allow us to optimize the pharmacological profile of our oligonucleotides by maximizing the potential therapeutic benefit while minimizing the potential for side effects and safety risks. To mitigate pharmacological risks and potential manufacturing challenges, our approach focuses on designing short, chemically modified oligonucleotides without the need for complex delivery vehicles.

Our work in developing stereopure oligonucleotides has enabled the continued evolution of PRISM and our drug discovery process of identifying genetically defined targets, predicting a sequence and applying the therapeutic modality best suited for the disease biology. We use our platform engine to screen candidates and optimize the pharmacologic profile based on predefined design principles. PRISM combines our unique ability to construct stereopure oligonucleotides with a deep understanding of how the interplay among oligonucleotide sequence, chemistry and backbone stereochemistry impacts key pharmacological properties. By exploring these interactions through iterative analysis of in vitro and in vivo outcomes and machine learning-driven predictive modeling, we continue to refine our design principles that we deploy across subsequent programs.

In August 2020, we publicly introduced our novel PN backbone chemistry modifications, which were discovered through PRISM and have been shown preclinically to increase potency, tissue exposure and durability of effect across various modalities. PN chemistry has been incorporated into all of our next-generation current clinical, preclinical and discovery-stage programs.

We have a robust and diverse pipeline of PN-modified, stereopure oligonucleotides, including AIMers. Our lead clinical development programs include both silencing and splicing modalities to treat genetic diseases within the central nervous system (“CNS”), including amyotrophic lateral sclerosis (“ALS”), frontotemporal dementia (“FTD”), Huntington’s disease (“HD”), and muscular dystrophies, including Duchenne muscular dystrophy (“DMD”). These programs include WVE-004, our C9orf72 program for the treatment of ALS and FTD, WVE-003, our mHTT SNP3 program for the treatment of HD, and WVE-N531, our exon 53 program for the treatment of DMD. With RNA editing, our initial focus is on using GalNAc-conjugated AIMers to treat hepatic diseases and our lead program is designed to treat alpha-1antitrypsin deficiency (“AATD”). We are also advancing AIMers for genetic diseases within neurology. We continue to invest in PRISM to further evolve and apply the expanding capabilities and promise of our unique platform. We have also established and continue to enhance our internal current good manufacturing practices (“cGMP”) manufacturing capabilities to increase control and visibility of our drug substance supply chain, while continuing to innovate oligonucleotide manufacturing.

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

FOCUS-C9 Phase 1b/2a clinical trial: In December 2020, we initiated clinical development of WVE-004 with the submission of a clinical trial application (“CTA”). The FOCUS-C9 trial is a global, multicenter, randomized, double-blind, placebo-controlled Phase 1b/2a clinical trial to assess the safety and tolerability of intrathecal doses of WVE-004 for patients with C9-ALS and/or C9-FTD. Additional objectives include measurement of polyGP proteins in the cerebrospinal fluid (“CSF”), plasma and CSF pharmacokinetics and exploratory biomarker and clinical endpoints. The FOCUS-C9 trial is designed to be adaptive and includes single- and multiple-ascending dose portions, with dose level and dosing frequency being guided by an independent committee. Preclinical models that have established pharmacologic activity have informed the starting dose for this trial. In July 2021, we announced the initiation of dosing in the FOCUS-C9 clinical trial. We expect to generate clinical data through 2022 to provide insight into the clinical effects of PN chemistry and enable decision making for WVE-004.

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

SELECT-HD Phase 1b/2a clinical trial: In December 2020, we initiated clinical development of WVE-003 with the submission of a CTA. The SELECT-HD trial is a multicenter, randomized, double-blind, placebo-controlled Phase 1b/2a trial to assess the safety and tolerability of intrathecally administered WVE-003 for patients with early manifest HD. Additional objectives include measurement of mHTT and wtHTT protein and exploratory pharmacokinetic, pharmacodynamic, clinical and MRI endpoints. The SELECT-HD trial is designed to be adaptive, with dose level and dosing frequency being guided by an independent committee. Preclinical models that have established pharmacologic activity have informed the starting dose for this trial. In September 2021, we announced the initiation of dosing in the SELECT-HD clinical trial. We expect to generate clinical data through 2022 to provide insight into the clinical effects of PN chemistry and enable decision making for WVE-003.

SCA3: In spinocerebellar ataxia 3 (“SCA3”), we are continuing to advance our program targeting ATXN3. SCA3 is a rare, hereditary (autosomal dominant), progressive, neurodegenerative disorder that is caused by a CAG-repeat expansion in the ATXN3 gene.

Additional CNS Disorders: We are also advancing genetically defined targets for the treatment of other CNS disorders informed by the data from our ongoing preclinical and clinical programs.

Duchenne Muscular Dystrophy (“DMD”): In DMD, we are advancing WVE-N531, which is designed to target exon 53 within the dystrophin gene. WVE-N531 is designed to cause the cellular splicing machinery to skip over this exon during pre-mRNA processing, which restores the dystrophin mRNA reading frame and enables production of truncated, but functional dystrophin protein. Exon-skipping produces dystrophin from the endogenous dystrophin gene (not micro or mini dystrophin expressed from a vector), under the control of native gene-regulatory elements, resulting in normal temporospatial expression. WVE-N531 is both our first splicing candidate and our first systemically administered candidate incorporating PN chemistry to be assessed in the clinic.

WVE-N531 clinical trial: In March 2021, we initiated clinical development of WVE-N531 with the submission of a CTA. In September 2021, we announced the initiation of dosing in an open-label clinical trial evaluating WVE-N531 as a treatment for boys with DMD who are amenable to exon 53 skipping. We expect to generate clinical data through 2022 to provide insight into the clinical effects of PN chemistry and enable decision making for WVE-N531.

Ophthalmology

In ophthalmology, we have generated in vitro, ex vivo and in vivo data in preclinical studies that support the potential of our stereopure oligonucleotides, including AIMers, for the treatment of rare, inherited eye diseases. Our pipeline includes two preclinical programs: Usher syndrome type 2A (“USH2A”) and retinitis pigmentosa due to a P23H mutation in the RHO gene (“RhoP23H”). Further advancement of these programs will be informed by preclinical data.

Hepatic

RNA editing: Our initial ADAR editing proof-of-concept focused on leveraging GalNAc-conjugation to achieve RNA editing in the liver. In May 2021, at the 24th American Society of Gene and Cell Therapy (“ASGCT”), we highlighted in an oral presentation our novel ADAR editing capability, which leverages PN backbone chemistry modifications. This presentation highlighted proof-of-concept data demonstrating potent and durable editing of Beta-actin (“ACTB”) in vivo in the liver of non-human primates (“NHPs”) of up to 50% using GalNAc-conjugated AIMers.

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

In a primary hepatocyte SERPINA1 Z cell model, we demonstrated that editing the Z allele mRNA back to wild-type prevents protein misfolding and increases secretion of edited AAT protein from hepatocytes. In June 2021, we reported proof-of-concept preclinical in vivo data that demonstrated up to 40% editing of human SERPINA1 Z allele mRNA in liver at an initial time point, which resulted in a therapeutically meaningful increase in circulating, functional wild-type AAT protein. This initial in vivo study utilized our proprietary transgenic mouse model, which has both the human SERPINA1 Z-allele, as well as human ADAR that is expressed comparably to human cells. In September 2021, during our Analyst and Investor Research Webcast, we shared new preclinical in vivo data demonstrating durable restoration of M-AAT protein in the liver of transgenic mice. The data demonstrated that, using PRISM chemistry, optimized AIMers can achieve highly specific editing of up to 50% of SERPINA1 mRNA in vivo and restore AAT protein to a level four-fold higher than PBS control (or more than 15 micromolar). We expect to announce an AATD AIMer development candidate in 2022.

Continuing Impacts of COVID-19

We continue to closely monitor developments related to COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020. In response to this global pandemic, we have concentrated our efforts on the health and safety of our employees and patients, while maintaining business continuity and honoring our commitment to deliver life-changing treatments for people battling devastating diseases.

Our on-site activities continue with protocols for safely accessing and working within our facilities. While we continue to conduct R&D activities, including our ongoing clinical trials, the COVID-19 pandemic has impacted, and may continue to impact, certain of our early-stage discovery efforts and clinical trials. We are working with our clinical investigators, R&D vendors, and supply chain vendors to continually assess and take steps to mitigate the potential impact of COVID-19 on our manufacturing operations and R&D activities.

We will continue to closely monitor the COVID-19 situation as we evolve our business continuity plans. Given the global risks and uncertainties associated with COVID-19, our business, results of operations, and prospects could be materially adversely affected.

Recent Developments

On October 15, 2021, we and Takeda entered into the Second Amendment (the “Amendment”) to the Takeda Collaboration and License Agreement dated February 19, 2018 (the “Takeda Collaboration Agreement”), which amended the Category 2 component of the two-part collaboration (the “Category 2 Programs”). As previously disclosed, under Category 2 of the Takeda Collaboration Agreement, we had granted Takeda the right to exclusively license multiple preclinical programs for central nervous system (CNS) disorders during a four-year research term. Pursuant to the terms of the Amendment, Wave and Takeda discontinued the Category 2 component of the Takeda Collaboration Agreement and Takeda paid Wave an additional $22.5 million for collaboration-related research and preclinical expenses. As a result of the Amendment, we are free to advance our CNS programs independently or enter partnerships in the CNS field outside of the three specified targets, C9orf72, HTT and ATXN3, including WVE-004 and WVE-003, that are part of the ongoing late-stage Category 1 Programs.

The Category 1 component of the original Takeda Collaboration Agreement remains in effect and is unchanged by the Amendment. The Category 1 component pertains to Takeda’s option to co-develop and co-commercialize our investigational CNS therapies for three targets: C9orf72, HTT and ATXN3, including WVE-004 and WVE-003. WVE-004 and WVE-003 are currently being investigated in the ongoing Phase 1b/2a FOCUS-C9 clinical trial for the treatment of amyotrophic lateral sclerosis and frontotemporal dementia, and the ongoing Phase 1b/2a SELECT-HD clinical trial for the treatment of Huntington’s disease, respectively. If Takeda opts in on any of these programs, we would receive an opt-in payment and would lead manufacturing and joint clinical co-development activities. Takeda would lead joint co-commercial activities in the United States and all commercial activities outside of the United States. Global costs and potential profits would be shared 50:50 and we would be eligible to receive development and commercial milestone payments.

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss was $87.5 million and $121.1 million in the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, we had an accumulated deficit of $770.7 million and $683.3 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future.

Revenue

We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenue during the nine months ended September 30, 2021, was earned under the Takeda Collaboration Agreement. Our revenue during the nine months ended September 30, 2020 was earned under the Takeda Collaboration Agreement, which became effective in April 2018, and the Pfizer Collaboration Agreement (as defined in Note 5 in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, “Note 5”), which was entered into in May 2016 and ended by its original terms in May 2020.

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

The table below summarizes our research and development expenses incurred for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
DMD programs	$536	$464	$692	$6,531
HD programs	4,421	6,262	19,782	21,889
ALS and FTD programs	1,525	2,217	8,346	6,879
PRISM and other research and development expenses (1)	24,604	19,332	67,294	65,612
Total research and development expenses	$31,086	$28,275	$96,114	$100,911

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

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Revenue	$36,423	$3,450	$32,973
Operating expenses:
Research and development	31,086	28,275	2,811
General and administrative	12,944	9,590	3,354
Total operating expenses	44,030	37,865	6,165
Loss from operations	(7,607)	(34,415)	26,808
Total other income, net	1,377	1,315	62
Loss before income taxes	(6,230)	(33,100)	26,870
Income tax provision	—	—	—
Net loss	$(6,230)	$(33,100)	$26,870

Revenue

For the three months ended September 30, 2021 and 2020, revenue earned under the Takeda Collaboration Agreement was $36.4 million and approximately $3.4 million, respectively. The $33.0 million increase in revenue year-over-year is primarily driven by the recognition of the previously constrained revenue for research and development services and the $22.5 million for research and development services related to the Amendment to our Takeda Collaboration Agreement, as described in Note 5.

Research and Development Expenses

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
DMD programs	$536	$464	$72
HD programs	4,421	6,262	(1,841)
ALS and FTD programs	1,525	2,217	(692)
PRISM and other research and development expenses (1)	24,604	19,332	5,272
Total research and development expenses	$31,086	$28,275	$2,811

(1)

Includes discovery and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $31.1 million for the three months ended September 30, 2021, compared to approximately $28.3 million for the three months ended September 30, 2020. The increase of $2.8 million was due to the following:

•

an increase of $0.1 million in external expenses related to our DMD programs, driven by increased external expenses for our PN chemistry containing WVE-N531 program, partially offset by decreased external expenses related to our discontinued suvodirsen program;

•

a decrease of $1.8 million in external expenses related to our HD programs, driven by decreased external expenses related to our discontinued WVE-120101 and WVE-120102 programs, partially offset by increased external expenses for our PN chemistry containing WVE-003 program;

•	a decrease of $0.7 million in external expenses related to our ALS and FTD programs, including our PN chemistry containing WVE-004 program; and
•

an increase of $5.3 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, including PRISM and the identification of potential drug discovery candidates, primarily due to increases in other external research and development expenses, as well as increases in compensation-related expenses.

General and Administrative Expenses

General and administrative expenses were $12.9 million for the three months ended September 30, 2021, as compared to $9.6 million for the three months ended September 30, 2020. The increase of approximately $3.4 million is attributable to increases in compensation-related expenses and increases in other external general and administrative expenses.

Other Income, Net

Other income, net for the three months ended September 30, 2021 and 2020, was $1.4 million and $1.3 million, respectively. Other income, net for both periods primarily consisted of income related to refundable tax credits from tax authorities.

Income Tax Provision

During the three months ended September 30, 2021 and 2020, we recorded no income tax provision. We maintained a full valuation allowance for the three months ended September 30, 2021 and 2020 in all jurisdictions due to uncertainty regarding future taxable income.

Comparison of the nine months ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Revenue	$39,199	$10,638	$28,561
Operating expenses:
Research and development	96,114	100,911	(4,797)
General and administrative	33,991	32,791	1,200
Total operating expenses	130,105	133,702	(3,597)
Loss from operations	(90,906)	(123,064)	32,158
Total other income, net	3,446	1,943	1,503
Loss before income taxes	(87,460)	(121,121)	33,661
Income tax provision	—	—	—
Net loss	$(87,460)	$(121,121)	$33,661

Revenue

Revenue of $39.2 million was earned under the Takeda Collaboration Agreement for the nine months ended September 30, 2021. Revenue of $10.6 million was earned under the Takeda Collaboration Agreement and the Pfizer Collaboration Agreement for the nine months ended September 30, 2020. The $28.6 million increase in revenue year-over-year is primarily driven by the recognition of the previously constrained revenue for research and development services and the $22.5 million for research and development services related to the Amendment to our Takeda Collaboration Agreement, as described in Note 5, partially offset by the fact that no revenue was earned under the Pfizer Collaboration Agreement in 2021, as it ended by its original terms in May 2020.

Research and Development Expenses

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
DMD programs	$692	$6,531	$(5,839)
HD programs	19,782	21,889	(2,107)
ALS and FTD programs	8,346	6,879	1,467
PRISM and other research and development expenses (1)	67,294	65,612	1,682
Total research and development expenses	$96,114	$100,911	$(4,797)

(1)

Includes discovery and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $96.1 million for the nine months ended September 30, 2021, compared to $100.9 million for the nine months ended September 30, 2020. The decrease of $4.8 million was due to the following:

•

a decrease of $5.8 million in external expenses related to our DMD programs, driven by decreased external expenses related to our discontinued suvodirsen program, partially offset by increased external expenses for our PN chemistry containing WVE-N531 program;

•

a decrease of $2.1 million in external expenses related to our HD programs, driven by decreased external expenses related to our discontinued WVE-120101 and WVE-120102 programs, partially offset by increased external expenses for our PN chemistry containing WVE-003 program;

•	an increase of $1.5 million in external expenses related to our ALS and FTD programs, including our PN chemistry containing WVE-004 program; and
•

an increase of $1.7 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, including PRISM and the identification of potential drug discovery candidates, primarily due to increases in other external research and development expenses, as well as increases in compensation-related expenses.

General and Administrative Expenses

General and administrative expenses were $34.0 million for the nine months ended September 30, 2021, as compared to $32.8 million for the nine months ended September 30, 2020. The increase of $1.2 million was primarily due to increases in other external general and administrative expenses.

Other Income, Net

Other income, net for the nine months ended September 30, 2021 and 2020 was $3.4 million and $1.9 million, respectively. The increase of $1.5 million was driven by the $2.0 million increase in other income, net primarily related to the increase in estimated refundable tax credits, partially offset by a $0.5 million decrease in dividend and interest income, net.

Income Tax Provision

During the nine months ended September 30, 2021 and 2020, we recorded no income tax provision. We maintained a full valuation allowance for the nine months ended September 30, 2021 and 2020 in all jurisdictions due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net losses. To date, we have primarily funded our operations through private placements of debt and equity securities, public offerings of our ordinary shares and collaborations with third parties. Through September 30, 2021, we have received an aggregate of approximately $829.8 million in net proceeds from these transactions. We received $89.3 million in net proceeds from private placements of our debt and equity securities, $100.4 million in net proceeds from our initial public offering, $40.0 million under the Pfizer Agreements (as defined in Note 5), including $10.0 million as an upfront payment under the Pfizer Collaboration Agreement and $30.0 million in the form of an equity investment, $93.5 million in net proceeds from our April 2017 follow-on underwritten public offering, $170.0 million in upfront payments under the Takeda Agreements (as defined in Note 5), including $110.0 million as an upfront payment under the Takeda Collaboration Agreement (as defined in Note 5) and $60.0 million in the form of an equity investment, $161.8 million in net proceeds from our January 2019 follow-on underwritten public offering, $93.7 million in net proceeds from our September 2020 follow-on underwritten public offering and $81.1 million in net proceeds from our at-the-market equity program.

As of September 30, 2021, we had cash and cash equivalents totaling $123.9 million, an accumulated deficit of $770.7 million and restricted cash of $3.7 million for our leased premises in Cambridge, Massachusetts and Lexington, Massachusetts. Our operating lease commitments as of September 30, 2021 total $38.8 million, of which $1.3 million is related to payments in 2021 and $37.5 million is related to payments beyond 2021.

Subsequent to September 30, 2021, we received full payment from Takeda for the $22.5 million of accounts receivable related to the Amendment to the Takeda Collaboration Agreement, as described in Note 5. Additionally, we received $29.6 million in net proceeds from our at-the-market equity program.

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

Until we can generate significant revenue from product sales, if ever, we expect to continue to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. In May 2019, we filed a shelf registration statement on Form S-3ASR with the SEC pursuant to which we registered for sale an indeterminate amount of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. Our shelf registration statement on Form S-3ASR also includes a prospectus covering up to an aggregate of $250.0 million in ordinary shares that we may issue and sell from time to time, through Jefferies LLC acting as our sales agent, pursuant to the open market sales agreement that we entered into with Jefferies LLC in May 2019, as amended in March 2020, for our “at-the-market” equity program. Since we no longer qualified as a “well-known seasoned issuer” at the time of the filing of our Annual Report on Form 10-K, for the year ended December 31, 2019, we previously amended the shelf registration statement to register for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including the $250.0 million in ordinary shares that we may issue and sell from time to time pursuant to our “at-the-market” equity program. This registration statement will remain in effect for up to three years from the date it initially became effective in May 2019. During the nine months ended September 30, 2021, the Company sold 2,908,805 ordinary shares under its at-the-market equity program for aggregate net proceeds of $21.2 million. As of November 9, 2021, we have approximately $287.4 million in securities available for sale under our shelf registration statement, including approximately $137.4 million in ordinary shares available for sale under our at-the-market equity program. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our cash flow activity:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(81,960)	$(84,567)
Net cash used in investing activities	(545)	(781)
Net cash provided by financing activities	22,035	154,519
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(131)	34
Net increase (decrease) in cash, cash equivalents and restricted cash	$(60,601)	$69,205

Operating Activities

During the nine months ended September 30, 2021, operating activities used $82.0 million of cash, primarily due to our net loss of $87.5 million.

During the nine months ended September 30, 2020, operating activities used $84.6 million of cash, primarily due to our net loss of $121.1 million, offset by a $20.0 million decrease in accounts receivable and a $15.1 million decrease in other assets, primarily related to the receipt of the refundable tax credits for 2018 and 2019.

Investing Activities

During the nine months ended September 30, 2021, investing activities used $0.5 million of cash, related to purchases of property and equipment.

During the nine months ended September 30, 2020, investing activities used $0.8 million of cash, related to purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $22.0 million, which was primarily due to the net proceeds from sales of ordinary shares under our at-the-market equity program.

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

Adequate additional funds may not be available to us on acceptable terms when we need them, or at all. We do not currently have any committed external source of funds, except for possible future payments from Takeda under the Takeda Collaboration Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing shareholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our shareholders. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute our shareholders’ ownership interests.

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

Off-Balance Sheet Arrangements

We had one off-balance sheet arrangement (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2021, as we exercised our option in December 2020 to lease the remaining office and laboratory space at our Cambridge, Massachusetts facility (the “additional space”). The combined space will constitute the entire building. The lease for the additional space commenced on October 1, 2021 with a term of five years. As the lease term for the additional space had not yet commenced as of the balance sheet date, September 30, 2021, we have not yet recognized rent expense for the additional space. On the commencement date of the lease for the additional space in 2021, we will record a right-of-use asset and corresponding operating lease liability and begin recognizing straight-line rent expense. As of September 30, 2021, we had not made any payments related to the lease of the additional space. We expect future cash commitments related to this lease for the additional space to total $5.4 million, of which $0.3 million is related to payments in 2021 and $5.1 million is related to payments beyond 2021. We have subleased this additional space at our Cambridge facility to the previous tenant for less than a year.

We had no other off-balance sheet arrangements as of September 30, 2021 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Pronouncements

The recently issued accounting pronouncements described in our audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the 2020 Annual Report on Form 10-K, have had no material changes during the nine months ended September 30, 2021, except as described below.

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

Foreign Currency Exchange Rate Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. For the three and nine months ended September 30, 2021 and 2020, changes in foreign currency exchange rates did not have a material impact on our business, financial condition, results of operations or cash flows.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition, results of operations or cash flows for the three and nine months ended September 30, 2021 and 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.1+	Non-Employee Director Compensation Policy, effective as of August 16, 2021	X

10.2+	Wave Life Sciences Ltd. 2021 Equity Incentive Plan (the “2021 Equity Plan”)	X

10.3+	Form of Non-qualified Share Option Agreement under the 2021 Equity Plan, effective as August 10, 2021	X

10.4+	Form of Restricted Share Unit Agreement under the 2021 Equity Plan, effective as of August 10, 2021	X

10.5+	Form of Non-qualified Share Option Agreement for UK Participants under the 2021 Equity Plan, effective as of August 10, 2021	X

10.6+	Form of Restricted Share Unit Agreement for UK Participants under the 2021 Equity Plan, effective as of August 10, 2021	X

10.7+	Form of Inducement Restricted Share Unit Agreement	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer	X

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its Inline XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

(+)	Indicates management contract or compensatory plan or arrangement.

(*)The certifications attached as Exhibit 32 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Wave Life Sciences Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAVE LIFE SCIENCES LTD.

Date: November 10, 2021	By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Kyle Moran
Kyle Moran
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)