Form 10-K
period 2021-12-31
Wave Life Sciences Ltd.
filed 2022-03-03
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the ordinary shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021) was $269,680,028.

The number of outstanding ordinary shares of the registrant as of February 25, 2022 was 60,844,495.

DOCUMENTS INCORPORATED BY REFERENCE

If the Registrant’s Definitive Proxy Statement relating to the 2022 Annual General Meeting of Shareholders (the “Proxy Statement”) is filed with the Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, then portions of the Proxy Statement will be incorporated by reference into Part III of this Annual Report on Form 10-K. If the Proxy Statement is not filed within such 120-day period, then the Registrant will file an amendment to this Annual Report within such 120-day period that will contain the information required to be included or incorporated by reference into Part III of this Annual Report.

WAVE LIFE SCIENCES LTD.

ANNUAL REPORT ON FORM 10-K

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events or to our future operations or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. Forward-looking statements include statements, other than statements of historical fact, about, among other things: our ability to fund our future operations; our financial position, revenues, costs, expenses, uses of cash and capital requirements; our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements; the success, progress, number, scope, cost, duration, timing or results of our research and development activities, preclinical studies and clinical trials, including the timing for initiation or completion of or availability of results from any preclinical studies and clinical trials or for submission, review or approval of any regulatory filing; the timing of, and our ability to, obtain and maintain regulatory approvals for any of our product candidates; the potential benefits that may be derived from any of our product candidates; our strategies, prospects, plans, goals, expectations, forecasts or objectives; the success of our collaborations with third parties; any payment that our collaboration partners may make to us; our ability to identify and develop new product candidates; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy; our ability to develop sales and marketing capabilities; our estimates regarding future expenses and needs for additional financing; our ability to identify, recruit and retain key personnel; our financial performance; developments and projections relating to our competitors in the industry; our liquidity and working capital requirements; the expected impact of new accounting standards; and our expectations regarding the impact of COVID-19, and variants thereof, on our business, including our research and development activities, preclinical studies and clinical trials, supply of drug product, and our workforce.

Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ. These risks, uncertainties and other factors include, among other things, our critical accounting policies and: the ability of our preclinical studies to produce data sufficient to support the filing of global clinical trial applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results and timing of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our effectiveness in managing current and future clinical trials and regulatory processes; the success of our platform in identifying viable candidates; the continued development and acceptance of nucleic acid therapeutics as a class of drugs; our ability to demonstrate the therapeutic benefits of our stereopure candidates in clinical trials, including our ability to develop candidates across multiple therapeutic modalities; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to fund our operations and to raise additional capital as needed; competition from others developing therapies for similar uses; the severity and duration of the COVID-19 pandemic; the COVID-19 pandemic, and variants thereof, may negatively impact the conduct of, and the timing of enrollment, completion and reporting with respect to, our clinical trials; and any other impacts on our business as a result of or related to the COVID-19 pandemic, as well as other risks and uncertainties under the “Risk Factors” section of this Annual Report on Form 10-K and in other filings we make with the Securities and Exchange Commission.

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

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•	We are a clinical-stage genetic medicines company with a history of losses, and we expect to continue to incur losses for the foreseeable future, and we may never achieve or maintain profitability.

•	We will require substantial additional funding, which may not be available on acceptable terms, or at all.

•	Our management has broad discretion over the use of proceeds received from sales of our securities and our collaborations with third parties and the proceeds may not be used effectively.

•	Our short operating history may make it difficult for shareholders to evaluate the success of our business to date and to assess our future viability.

•

We, or third parties upon whom we depend, may face risks related to health epidemics, including the novel coronavirus (COVID-19) pandemic and variants thereof, which may cause adverse effects on our business and operations.

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

Overview

We are a clinical-stage genetic medicines company committed to delivering life-changing treatments for people battling devastating diseases. Using PRISM™, our proprietary discovery and drug development platform that enables the precise design, optimization and production of novel stereopure oligonucleotides, we aspire to develop best-in-class medicines that target the transcriptome to treat genetically defined diseases with a high degree of unmet need.

We are developing oligonucleotides that target ribonucleic acid (“RNA”) and harness existing cellular machinery to reduce the expression of disease-promoting RNA or proteins, restore the production of functional proteins, or modulate protein expression. By intervening at the RNA level, we have the potential to address diseases that have historically been difficult to treat with small molecules or biologics, while retaining the ability to titrate dose, modulate duration of effect, and avoid risk of permanent off-target genetic changes and other challenges associated with DNA editing or gene therapy approaches. Oligonucleotides have additional advantages as a therapeutic class, including the ability to access multiple tissue types and the ability to modulate the frequency of dosing to ensure broad distribution within tissues over time. Oligonucleotides also have well-established manufacturing processes and validated test methods based on decades of improvements, as well as established regulatory, access and reimbursement pathways.

Our approach is based on the scientific insight that the biological machinery necessary to address genetic diseases already exists in human cells and can be controlled with the right tools. We have built a genetic toolkit comprised of multiple therapeutic modalities, including RNase-H mediated silencing, RNAi, splicing, and RNA base editing, all of which leverage learnings and optimizations from our PRISM platform and allow us to design built-for-purpose molecules to optimally address disease biology.

Our A-to-I RNA base editing oligonucleotides (“AIMers”) represent our newest therapeutic modality. AIMers are designed to correct single base mutations on RNA transcript, thereby avoiding permanent changes to the genome that occur with DNA-targeting approaches. Rather than using an exogenous editing enzyme, AIMers recruit proteins that exist in the body, called ADAR (adenosine deaminases acting on RNA) enzymes, which naturally possess the ability to change an adenine (A) to an inosine (I), which cells read as guanine (G). This approach enables simplified delivery and avoids the risk of irreversible off-target effects with DNA-targeting approaches. AIMers are short in length, fully chemically modified, and use novel chemistry, including proprietary PN backbone modifications and chiral control, which make them distinct from other ADAR-mediated editing approaches.

Our PRISM platform is built on the recognition that a significant opportunity exists to tune the pharmacological properties of oligonucleotide therapeutics by leveraging three key features of these molecules: sequence, chemistry, and stereochemistry. Our unique ability to control stereochemistry, which is a reality of chemically modified oligonucleotides, provides the resolution necessary to optimize pharmacological profiles. PRISM therefore enables us to design stereopure oligonucleotides, which are comprised of molecules with atoms precisely and purposefully arranged in three-dimensional orientations at each linkage. These differ from the mixture-based oligonucleotides currently on the market or in development by others. Additionally, to mitigate pharmacological risks and potential manufacturing challenges, our approach focuses on designing short, chemically modified oligonucleotides without the need for complex delivery vehicles.

Our work in developing stereopure oligonucleotides has enabled the continued evolution of PRISM and our drug discovery process of selecting genetically defined targets, identifying a sequence and applying the therapeutic modality we determine is best suited for the disease biology. We use our PRISM platform engine to screen candidates and optimize the pharmacologic profile based on predefined design principles, which reflect a deep understanding of how the interplay among oligonucleotide sequence, chemistry and backbone stereochemistry impacts key pharmacological properties. Through continued exploration of these interactions using iterative analysis of in vitro and in vivo outcomes and machine learning-driven predictive modeling, we also continue to refine our design principles that we deploy across subsequent programs.

In August 2020, we publicly introduced our novel PN backbone chemistry modifications, which have been shown preclinically to increase potency, distribution and durability of effect across various modalities. PN chemistry has been incorporated into all of our current clinical, preclinical and discovery-stage programs.

We have a robust and diverse pipeline of PN-modified, stereopure oligonucleotides, including our clinical silencing and splicing programs, as well as our AIMers. Our lead clinical development programs are designed to treat genetic diseases within the central nervous system (“CNS”), including amyotrophic lateral sclerosis (“ALS”), frontotemporal dementia (“FTD”), Huntington’s disease (“HD”), and muscular dystrophies, including Duchenne muscular dystrophy (“DMD”). These programs include:

-	WVE-004 (silencing), our C9orf72 molecule for the treatment of C9orf72-associated ALS and FTD,
-	WVE-003 (silencing), our mHTT SNP3 molecule for the treatment of HD, and
-	WVE-N531 (splicing), our exon 53 molecule for the treatment of DMD.

With RNA base editing, our initial focus is on using GalNAc-conjugated AIMers to treat hepatic diseases and our lead program is designed to treat alpha-1antitrypsin deficiency (“AATD”). We expect to select an AATD AIMer development candidate and initiate IND-enabling toxicology studies in the third quarter of 2022.

We continue to invest in PRISM to further evolve and apply the expanding capabilities and promise of our unique platform. We have also established and continue to enhance our internal current good manufacturing practices (“cGMP”) manufacturing capabilities to increase control and visibility of our drug substance supply chain, while continuing to innovate oligonucleotide manufacturing.

Our Current Programs

Additional details regarding our lead therapeutic programs are set forth below.

Neurology

WVE-004: In ALS and FTD, we are advancing WVE-004, which uses our novel PN chemistry and preferentially targets the transcripts containing the hexanucleotide G4C2 expansion in the C9orf72 gene. In C9 BAC transgenic mice, WVE-004 led to substantial reductions in repeat-containing C9orf72 transcripts and dipeptide repeat (“DPR”) proteins that are sustained for at least six months, without disrupting total C9orf72 protein expression.

The FOCUS-C9 trial is a global, multicenter, randomized, double-blind, placebo-controlled Phase 1b/2a clinical trial to assess the safety and tolerability of intrathecal doses of WVE-004 for patients with C9-ALS and/or C9-FTD. Additional objectives include measurement of polyGP proteins in the cerebrospinal fluid (“CSF”), plasma and CSF pharmacokinetics and exploratory biomarker and clinical endpoints. The FOCUS-C9 trial is designed to be adaptive with dose level and dosing frequency being guided by an independent committee. Preclinical models that have established pharmacologic activity have informed the starting dose for this trial.

In July 2021, we announced the initiation of dosing in the FOCUS-C9 clinical trial. We expect to share clinical data in 2022 to provide insight into the clinical effects of PN chemistry and enable decision making for WVE-004.

WVE-003: In HD, we are currently advancing WVE-003, a stereopure antisense oligonucleotide designed to selectively target an undisclosed single nucleotide polymorphism (“SNP”), “mHTT SNP3”, associated with the disease-causing mutant huntingtin (“mHTT”) mRNA transcript within the HTT gene. WVE-003 incorporates our novel PN chemistry, as well as learnings from our first-generation HD programs. Targeting mRNA with SNP3 allows us to lower expression of transcript from the mutant allele, while leaving the healthy transcript relatively intact, thereby preserving wild-type (healthy) huntingtin (“wtHTT”) protein, which is important for neuronal function. Our allele-selective approach may also enable us to address the pre-manifest, or asymptomatic, HD patient population in the future. In preclinical studies, WVE-003 showed dose-dependent and selective reduction of mHTT mRNA in vitro, potent and durable knockdown of mHTT mRNA and protein in vivo. A pharmacokinetic-pharmacodynamic (“PK-PD”) model for WVE-003 based on preclinical data predicts that WVE-003 may attain sufficient concentrations to engage mHTT transcript in both the cortex and striatum and decrease expression of the mHTT protein.

The SELECT-HD trial is a multicenter, randomized, double-blind, placebo-controlled Phase 1b/2a clinical trial to assess the safety and tolerability of intrathecally administered WVE-003 for patients with early manifest HD. Additional objectives include measurement of mHTT and wtHTT protein and exploratory pharmacokinetic, pharmacodynamic, clinical and magnetic resonance imaging (“MRI”) endpoints. The SELECT-HD trial is designed to be adaptive, with dose level and dosing frequency being guided by an independent committee. Preclinical models that have established pharmacologic activity have informed the starting dose for this trial. In September 2021, we announced the initiation of dosing in the SELECT-HD trial. We expect to share clinical data in 2022 to provide insight into the clinical effects of PN chemistry and enable decision making for WVE-003.

WVE-N531: In DMD, we are advancing WVE-N531, which is designed to target exon 53 within the dystrophin gene. WVE-N531 is designed to cause the cellular splicing machinery to skip over this exon during pre-mRNA processing, which restores the dystrophin mRNA reading frame and enables production of truncated, but functional dystrophin protein. Exon-skipping produces dystrophin from the endogenous dystrophin gene (not micro or mini dystrophin expressed from a vector), under the control of native gene-regulatory elements, resulting in normal temporospatial expression. WVE-N531 is both our first splicing candidate and our first systemically administered candidate incorporating PN chemistry to be assessed in the clinic.

In September 2021, we announced the initiation of dosing in an open-label clinical trial evaluating WVE-N531 as a treatment for boys with DMD who are amenable to exon 53 skipping. We expect to share clinical data, including muscle biopsies, in 2022 to provide insight into the clinical effects of PN chemistry and enable decision making for WVE-N531.

Hepatic

We are initially focused on developing AIMers to address genetic hepatic diseases. Our AIMers are relatively short and stable (fully chemically modified), which enables us to leverage clinically-proven N-acetyl galactosamine (“GalNAc”)-mediated delivery to hepatocytes with subcutaneous dosing.

Alpha-1 antitrypsin deficiency (“AATD”): Our AATD program is the first to leverage our novel RNA editing capability that uses GalNAc-conjugated AIMers (RNA base editing oligonucleotides) and endogenous ADAR enzymes by correcting the single RNA base mutation, ADAR editing may provide an ideal approach for increasing circulating levels of wild-type AAT protein and reducing aggregation in the liver, thus simultaneously addressing both the lung and liver manifestations of the disease. We expect to select an AATD AIMer development candidate and initiate IND-enabling toxicology studies in the third quarter of 2022.

Note on the COVID-19 Global Pandemic

The ongoing COVID-19 global pandemic, and variants thereof, continues to have widespread, rapidly evolving, and unpredictable impacts on global societies, economies, financial markets, and business practices. We are closely monitoring the impact of the pandemic and related developments, and our focus remains on safeguarding employee and patient health, while minimizing the negative effects on our business and continuing to advance the research and development of our therapeutic candidates. For discussion regarding the impact of the COVID-19 global pandemic on our business and financial results, see “Risk Factors” in Part I, Item 1A and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

Our Strategy

We are building a fully integrated genetic medicines company by leveraging PRISM to design, develop and commercialize optimized disease-modifying medicines for indications with a high degree of unmet medical need in genetically defined diseases. Our lead clinical programs are focused in neurology and are aimed at addressing ALS, FTD, HD, and DMD using silencing and splicing modalities. We are also using our RNA base editing modality to address hepatic indications using GalNAc-conjugated AIMers, with our lead program aimed at treating AATD. In addition to driving clinical and preclinical programs, we are continuously investing in PRISM to fully unlock the potential of our unique and expanding platform capabilities.

The key components of our strategy are as follows:

•

Extend our leadership in oligonucleotides. We intend to establish a dominant position in the field of oligonucleotides, advancing basic research and pharmacology using stereochemistry and novel modifications across multiple therapeutic modalities and target classes. Our work has already led to the development of AIMers for RNA base editing, as well as the introduction of PN backbone chemistry modifications for potential therapeutic use. Through PRISM, our efforts continue to reveal structure-activity relationships among sequence, chemistry and backbone stereochemistry that may allow us to further tune the activity of our oligonucleotides in a previously unexplored, modality-specific manner.

•

Rapidly advance our differentiated neurology portfolio. We are committed to transforming the care of rare, neurological genetic diseases. We are currently advancing three clinical-stage candidates: WVE-003, WVE-004, and WVE-N531, which were all designed with novel PN backbone chemistry modifications developed from our PRISM platform. Clinical data from these candidates will inform individual program decisions as well as future portfolio prioritization.

•

Expand our pipeline using our RNA base editing modality, led by hepatic diseases. In 2021, we rapidly advanced our RNA base editing modality (“AIMers”). With this therapeutic modality, we are positioned to potentially develop first-in-class RNA base editing therapeutics, starting with hepatic indications that leverage GalNAc-conjugated delivery. We will continue to invest in our RNA base editing modality through wholly-owned AIMer programs as well as through potential partnerships and collaborations.

•

Leverage manufacturing leadership in oligonucleotides. We have built a hybrid internal / external manufacturing model that gives us the capability to produce stereopure oligonucleotides at scales from one micromole to potential commercial scale. Through our internal manufacturing, based in our Lexington, Massachusetts facility, we have the capacity to support multiple discovery-, preclinical-, and early clinical-stage programs and have the established expertise to efficiently conduct manufacturing runs for oligonucleotides across a spectrum of modalities.  We believe that leveraging our internal manufacturing capabilities along with expertise from contract manufacturing organizations (“CMOs”) facilitates our growth and enhances our ability to secure drug substance for current and future development activities.

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

•

ADAR-mediated RNA base editing, which involves a therapeutic oligonucleotide that uses endogenous ADAR (adenosine deaminases acting on RNA) to edit Adenosines in target RNAs. This technology can be used to correct missense and nonsense mutations to restore or modify protein activity. Other applications of this technology include the ability to target AUGs in the 5’-UTR for translational upregulation, target AG splice acceptor sites to modify exon splicing, and target amino acids (codons) to alter their function, examples of which include amino acids involved in post-translational modifications, to synthetically alter signaling pathways and/or protein stability, or post-translational protein processing, such as altering a protease cleavage sequence.

Stereochemistry of Oligonucleotide Backbone Modifications Impacts Pharmacology

Oligonucleotides are comprised of a sequence of nucleotides—the building blocks of RNA and DNA—that are linked together by a backbone of chemical bonds. In nucleic acid molecules that have not been modified for therapeutic use, the nucleotides are linked by phosphodiester (“PO”) bonds. Such unmodified nucleic acid molecules are unsuitable for use as therapeutics because they are rapidly degraded, are rapidly cleared by the kidneys and are taken up poorly by targeted cells.

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

During traditional oligonucleotide synthesis, the isomeric configuration at each chiral backbone modification is random (either Rp or Sp), resulting in a complex mixture containing many stereoisomers (known as diastereomers). Using PS modifications as an example, each PS linkage introduces a chiral center, thereby doubling the number of stereoisomers in the product, so that a traditional preparation of a PS-containing oligonucleotide contains 2N stereoisomers, where N represents the number of PS modifications.

Stereoisomers can possess different chemical and pharmacological properties. For example, certain stereoisomers can drive the therapeutic effects of a drug while others can be less beneficial or can even contribute to undesirable side effects. The greater the variation among a drug’s constituent stereoisomers, the greater the potential to diminish the drug’s efficacy and safety when it is a complex mixture.

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

PRISM: Our proprietary discovery and drug development platform

Through PRISM, our proprietary discovery and drug development platform, we have discovered and expect to continuously elaborate on the relationships between the chemical makeup of an oligonucleotide, including the three-dimensional orientation or arrangement of its atoms, and its pharmacology (i.e., stability of the drug, activity against the target, specificity for the target and safety of the drug). For example, we realized the impact of our novel PN backbone chemistry in vivo in preclinical studies only because we evaluated its impact in the context of an otherwise stereopure backbone (Kandasamy et al., 2022; doi: 10.1093/nar/gkac037,

Kandasamy et al., 2022; doi: 10.1093/nar/gkac018). In addition, we have defined relationships between various 2’-sugar modifications to the nucleotide (such as methoxy, methoxyethyl, fluoro, locked), and the chemistry and stereochemistry of the backbone that enhances oligonucleotide pharmacology, providing an enhanced therapeutic profile.

Our rational process for designing stereopure oligonucleotides, which is based on the interplay among oligonucleotide sequence, chemistry and backbone stereochemistry, allows us to selectively optimize for the therapeutic modality in order to generate best-in-class oligonucleotides. With PRISM, we leverage the diversity created by backbone stereochemistry to expand the parameters that we explore to optimize oligonucleotides. We are using these ongoing discoveries to guide our drug development activities, which we believe will lead to medicines that are more specific, can be dosed at lower concentrations, less frequently, or some combination of these characteristics as well as with improved therapeutic profiles.

Advantages of Our Approach

We believe that PRISM is a significant advancement in the development of oligonucleotides. The advantages of our approach include:

•

Ability to rationally design product candidates with optimized pharmacological properties. Our platform combines our unique ability to construct stereopure oligonucleotides with a deep understanding of how the interplay among oligonucleotide sequence, chemistry and backbone stereochemistry impacts key pharmacological properties. By exploring these interactions through iterative analysis of in vitro and in vivo outcomes and machine learning-driven predictive modeling, we continue to define design principles that we deploy across programs to rapidly develop and manufacture clinical candidates that meet pre-defined product profiles. PRISM has also enabled us to further innovate our nucleic acid chemistry, including the application of novel PN chemistry backbone modifications to our pipeline programs.

•

Broad applicability. PRISM is applicable to oligonucleotides acting via multiple therapeutic modalties, including antisense, RNAi, exon skipping, splicing, ADAR-mediated RNA editing, microRNA and others, and is compatible with a broad range of chemical modifications and targeting moieties.

•

Simplified delivery. We can take advantage of simplified delivery strategies, leveraging free-uptake and endogenous enzymes to avoid delivery vehicles such as lipid nanoparticles (“LNPs”) or AAV, and our oligonucleotides are GalNAc compatible for targeted delivery to hepatocytes.

•

Proprietary production of stereopure oligonucleotides. Our scientists have developed expertise in the techniques required to produce adequate supplies of chemically modified stereopure oligonucleotide materials for our preclinical and clinical activities. In addition, we believe we have the intellectual property position and know-how necessary to protect, advance and scale these production processes to support our clinical trials and potential future commercial supply.

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

Our Proprietary Chemistry

Backbone Stereochemistry

In our foundational Nature Biotechnology paper (Iwamoto N, et al. Nature Biotechnol. 2017;35(9):845-851), we described our studies using our proprietary chemistry to design and synthesize stereopure oligonucleotides and oligonucleotide mixtures based on mipomersen. Mipomersen, an oligonucleotide containing 20 nucleotides and 19 PS modifications, is synthesized by traditional oligonucleotide chemistry; thus, it is a mixture of over 500,000 different stereoisomers (219 = 524,288). We rationally designed and synthesized individual stereoisomers of mipomersen, each having position-specific and distinct stereochemistry, and conducted studies comparing these defined stereoisomers with the mipomersen stereomixture. These and other preclinical studies have demonstrated that stereochemistry and pharmacology are directly related, and that by controlling stereochemistry, we can impact multiple aspects of pharmacology, including stability, catalytic activity, efficacy, specificity, and safety.

We have subsequently published multiple additional manuscripts since the start of 2021 that provide evidence that stereopure oligonucleotides can be developed to have superior pharmacology to stereorandom oligonucleotides; These manuscripts are listed below:

-	Translational Vision Science & Technology paper (Byrne M, et al. Trans Vis Sci Tech. 2021 ; 10(1) :23)
-

Nature Communications paper (Liu Y, et al. Nature Communications. 2021; 12:847), which is discussed in more depth under“Therapeutic Programs – Amyotrophic Lateral Sclerosis and Frontotemporal Dementia” below;

-

Nucleic Acids Research papers (Kandasamy et al., 2022; doi: 10.1093/nar/gkac037, Kandasamy et al., 2022; doi: 10.1093/nar/gkac018), which are discussed in more depth under “PRISM Therapeutic Modality Types” below.

PN Backbone Chemistry Modifications

Our initial investigations into backbone chemistry and stereochemistry on oligonucleotide pharmacology focused on the widely used PO and PS backbones because they are amenable to all oligonucleotide modalities. In August 2020, we announced the introduction of novel PN backbone chemistry modifications (“PN”) to our repertoire of backbone modifications, which involve replacing a non-bridging oxygen atom with a nitrogen-containing moiety, as shown below.

We have incorporated these PN modifications – specifically phosphoryl guanidine – into oligonucleotide compounds. As with PS modifications, PN modifications are chiral, and we have the capacity to control PN backbone stereochemistry. Unlike PS modifications, PN modifications are neutral, meaning that the negative charge of the oligonucleotide is reduced with every PN modification added to the backbone. In preclinical experiments, we have demonstrated that judicious use of PN backbone chemistry modifications in stereopure oligonucleotides have generally increased potency, tissue exposure and durability of effect across our silencing, splicing and editing modalities.

PRISM Therapeutic Modality Types

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

In the next section, we describe different therapeutic modalities for which we have used PRISM to optimize stereopure oligonucleotides.

Silencing – RNase H-mediated degradation and RNAi

Using PRISM, we can produce stereopure PN-modified oligonucleotides that promote potent and specific RNA transcript silencing activity in preclinical experiments.

RNase H-mediated degradation: In our Nucleic Acids Research paper (Kandasamy et al., 2022; doi: 10.1093/nar/gkac018), we illustrated the impact of PN backbone chemistry modifications for an RNase-H mediated silencing modality. In addition to the data reported in the paper, we have performed screens for identifying RNaseH-targeting sequences in iCell neurons in vitro using free uptake. This screen was initially performed with stereopure molecules with PS and PO backbone chemistry modifications, and the oligonucleotides are rank-ordered from left to right according to their potency. Next, we performed a head-to-head comparison with molecules that contained the same sequence and the same 2’-ribose chemistry, but with the addition of PN chemistry at select locations in the backbone. The introduction of a few PN linkages signficantly increases the potency of the vast majority of the stereopure PS / PO molecules, with ~80% of them yielding at least 75% knockdown. These results, shown below, suggest we are able to target sequence space that would otherwise be inaccessible.

Moving in vivo, we have demonstrated potent silencing activity of multiple targets in the CNS of non-human primates with stereopure, PN-modified oligonucleotides. In the results shown below for an undisclosed target, non-human primates received a single 12 mg dose by intrathecal injection. This single dose led to substantial and widespread mRNA reduction one month after administration.

Target mRNA expression in NHP following administration of WVE-005 (Day 28)
Target mRNA normalized to control (aCSF)
100
50
0
aCSF
CTX
HP
CSC
LSC
aCSF
STR

aCSF: artificial cerebrospinal fluid; CTX: cortex; HP: hippocampus; CSC: cervical spinal cord; LSC: lumbar spinal cord; STR: striatum

RNAi: We have also applied our stereopure PS and PN modifications to the RNAi silencing modality using double-stranded siRNAs and demonstrated potent and durable silencing in vivo. The data, shown below, highlight that stereochemistry and PN chemistry can enhance the pharmacology of RNAi when applied to current state-of-art RNAi design.

Enhanced duration of activity with PN
mTTR protein (serum)
Dose
(1 mg/kg)
PBS
Adv ESC Ref
PN/PS/PO
% Serum Ttr
(relative to PBS)
100
75
50
25
0
0
20
40
60
80
Time (days)
50% increase in
duration of activity
p < 1.0 x 10-12

Splicing - exon skipping

With PRISM, we have optimized stereopure oligonucleotides that promote efficient exon skipping in vitro, ex vivo, and in vivo to restore protein production. In our exon-skipping programs, as with our other modalities, the sequence, chemistry and backbone stereochemistry of oligonucleotides impact their activity.

In our Nucleic Acids Research paper (Kandasamy et al., 2022; doi: 10.1093/nar/gkac018), we highlight the impact of PN chemistry on exon skipping. In one application from the paper, we plotted the in vitro skipping efficiency of compounds containing PS / PO backbone chemistry modifications, depicted in the graph below by the teal dots, which are rank-ordered from left-to-right based on their exon-skipping potency in human myoblasts. The more potent molecules are shifted upwards as they are restoring expression. The navy dots represent the impact of a few stereopure PN modifications in compounds with otherwise identical sequences and 2’-ribose chemical modifications. There is an overall shift upwards in activity among the PS / PO / PN compounds, representing a substantial potency gain in most cases.

Moving in vivo, we demonstrated successful exon-skipping in mdx mice that correlated with dystrophin expression. PN-modified oligonucleotides led to more exon-skipping and more dystrophin production in all muscles after six weeks of treatment, as shown below, but especially in the heart and diaphragm. These results demonstrate the impact of a few PN linkages – with no delivery vehicle or conjugate – significantly improves the PK-PD profiles for stereopure compounds.

Data adapted from Figure 5, Kandasamy et al., 2022; doi: 10.1093/nar/gkac018

Editing - ADAR-mediated RNA editing

Most recently, we have applied our PRISM platform to the generation of short, single-stranded, highly specific A-to-I (G) RNA-editing oligonucleotides – called “AIMers”. Because our AIMers are relatively short and stable (fully chemically modified), we can leverage clinically proven GalNAc-mediated delivery to hepatocytes to further increase tissue uptake with subcutaneous dosing. We are developing fully chemically modified AIMers with and without GalNAc conjugation. In preclinical studies, we have evaluated thousands of AIMers, assessing a variety of sugar and base modifications, backbone chemistry and stereochemistry, and other parameters such as AIMer length to produce insight into the relationship between an AIMer’s structure and its ability to elicit ADAR-editing activity.

With PRISM, we have generated stereopure AIMers, optimized for chemistry and stereochemistry, which promote RNA editing with endogenous adenosine deaminase acting on RNA (ADAR) enzymes in cellular models. As shown in the figure below, we show the activity of beta-actin-editing stereopure AIMers, with and without PN linkages, compared to a matched stereorandom AIMer (shown in black) in primary human hepatocytes. These AIMers are GalNAc conjugated to increase uptake in hepatocytes. The addition of PN chemistry substantially improves both potency and editing efficiency.

We have achieved efficient RNA editing in vitro with our AIMers across a variety of cell lines, including non-human primate and human primary hepatocytes, as shown in the figures below. We observed potent, dose-dependent RNA editing with three chemically distinct stereopure AIMers (ACTB 1, ACTB 2, ACTB 3) via GalNAc-mediated uptake.

We next evaluated these same ACTB-editing AIMers in vivo in non-human primates (“NHPs”), and the results are shown in the figures below. For this study, we dosed NHPs subcutaneously once a day for five days. We took liver biopsy samples at baseline at two days and 45 days after the last dose to evaluate editing. We detected up to 50% editing two days after the last dose as compared to a baseline of 0% editing, as shown in the figure below on the left. These editing results were durable: we continued to see significant editing 45 days after the last dose. The pharmacokinetic data, shown in the figure below in the center, confirmed that a significant amount of AIMer was still detectable in the liver at that time. To assess off-target editing for the whole transcriptome, a mutation-calling software was used to call edit sites. From this analysis, we observed nominal off-target editing across the transcriptome. Sites where potential off-target editing occurred mapped predominately to non-coding regions of the transcriptome, and had either low read coverage in the analysis or occurred at low percentages of less than 10%, indicating that these are relatively rare events, as shown in the figure below on the right.

We have also demonstrated efficient editing activity with unconjugated AIMers in vitro in both iCell neurons and iCell astrocytes, with EC50s for astrocytes reaching the 200 nM range in vitro.

We have also demonstrated potent (up to 65%) and durable (out to at least four months) editing of UGP2 mRNA in vivo in multiple regions of the CNS following a single AIMer dose in a mouse model with human ADAR, as shown in the figure below.

We have also observed productive editing beyond liver and CNS with unconjugated AIMers in multiple tissue types including retina (below top right), kidney, liver, lung and heart of NHPs (below bottom left), and human PBMCs in vitro (below bottom right).

The application of PRISM to RNA editing opens the door to therapeutic applications extending beyond the restoration of protein function. We can use ADAR to upregulate protein expression, to modify protein function by altering post-translational modifications or protein-protein interactions, or to alter protein stability.

To exemplify our ability to modulate protein-protein interactions using ADAR, we evaluated the well characterized KEAP1/NRF2 system. Through direct protein-protein interactions, KEAP1 negatively regulates the activity of NRF2 as an inducer of antioxidant gene expression. As a proof-of-concept experiment, we investigated if we could mimic the cellular stress response by using ADAR to edit individual amino acids at the protein-protein interaction interface between NRF2 and KEAP1 in vitro. If these edits work as designed, we would expect to see downstream activation of the NRF2-dependent gene expression program even in the absence of cellular stressors. As shown below, treatment with each AIMer resulted in increased expression of known downstream NRF2-dependent genes involved in the antioxidant response. Control treatment did not increase expression of any of the NRF2-dependent genes, indicating that AIMer treatment did not lead to NRF2-dependent gene expression changes through non-specific mechanisms such as increased cellular stress.

Therapeutic Programs

Our clinical-stage therapeutic programs include two silencing programs for indications in the CNS – WVE-004 for ALS / FTD and WVE-003 for HD – and a splicing program for protein restoration in muscle – WVE-N531 for DMD. In the third quarter of 2022, we expect to select a development candidate and initiate IND-enabling toxicology studies for our first ADAR editing program leveraging GalNAc-conjugated delivery for a hepatic indications – AATD.

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

In the United States and Europe combined, there are approximately three to five ALS patients per 100,000 people. This translates to approximately 13,000 diagnosed patients in the United States, although the total prevalence may be around 20,000 people in the United States. There are one or two newly diagnosed cases of ALS per year, per 100,000 people in the United States and Europe combined, resulting in approximately 5,000 newly diagnosed patients in the United States each year. While the majority of ALS cases are sporadic, approximately 10% of cases are found to be familial in nature. The C9orf72 gene mutation is currently the most common demonstrated mutation related to ALS and is present in approximately 40% of familial ALS and 8 – 10% of sporadic ALS patients.

ALS Current Treatments

There is significant unmet need for the treatment of ALS. Two medicines are currently approved in the United States for the treatment of ALS. Rilutek (riluzole), an inhibitor of glutamate release, was approved in 1995 for the treatment of patients with ALS. It was demonstrated to extend survival by three to six months. Radicava (edaravone) was approved in 2017 for the treatment of ALS. Administration of edaravone resulted in a significantly smaller decline in the ALS Functional Rating Scale-Revised (“ALSFRS-R”) through six months of treatment as compared to placebo.

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

Our Program

WVE-004: In ALS and FTD, we are advancing WVE-004, which uses our novel PN chemistry and preferentially targets the transcripts containing the hexanucleotide G4C2 expansion in the C9orf72 gene. WVE-004 is designed to minimize the impact on normal C9orf72 protein in patients, thereby reducing potential on-target risk. In vitro, WVE-004 potently and selectively reduced V3 transcripts in iPSC-derived motor neurons, which were derived from a patient carrying a C9orf72-repeat expansion. In C9 BAC transgenic mice, WVE-004 led to substantial reductions in repeat-containing C9orf72 transcripts and dipeptide repeat (DPR) proteins that are sustained for at least six months, without disrupting total C9orf72 protein expression.

FOCUS-C9 Phase 1b/2a clinical trial: The FOCUS-C9 trial is a global, multicenter, randomized, double-blind, placebo-controlled Phase 1b/2a clinical trial to assess the safety and tolerability of intrathecal doses of WVE-004 for patients with C9-ALS and/or C9-FTD. Additional objectives include measurement of polyGP proteins in the cerebrospinal fluid (“CSF”), plasma and CSF pharmacokinetics and exploratory biomarker and clinical endpoints. The FOCUS-C9 trial is designed to be adaptive with dose level and dosing frequency being guided by an independent committee. Preclinical models that have established pharmacologic activity have informed the starting dose for this trial. In July 2021, we announced the initiation of dosing in the FOCUS-C9 clinical trial. We expect to share clinical data in 2022 to provide insight into the clinical effects of PN chemistry and enable decision making for WVE-004.

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

Huntington’s Disease

Background and Market Opportunity

Huntington’s Disease (“HD”): HD is a rare hereditary neurodegenerative disease that results in early death and for which there is no cure. In HD patients, there is a progressive loss of neurons in the brain leading to cognitive, psychiatric and motor disabilities. HD is caused by a defect (i.e., an expanded CAG triplet repeat) in the HTT gene, which results in production of mutant HTT (“mHTT”) protein. HD patients still possess some wild-type (healthy) HTT (“wtHTT”) protein, which is important for neuronal function and which may be neuroprotective in an adult brain. Studies suggest a dominant gain of function in mHTT protein and a concurrent loss of function of wtHTT protein may be important components of the pathophysiology of HD. Accordingly, therapeutic approaches for HD that involve suppression of wtHTT may have detrimental long-term consequences. There is growing evidence of the importance of wtHTT, including a 2020 Nature publication (Poplawski, G.H.D., et al. Injured adult neurons regress to an embryonic transcriptional growth state. Nature 581, 77–82 (2020)) which evaluated conditional knockout of huntingtin in 4-month old mice (post-neuronal development) and demonstrated that huntingtin is at the center of the regeneration transcriptome and plays an essential role in neural plasticity. In addition, at our Analyst and Investor Research Day in October 2019, key opinion leaders in HD research presented data suggesting that wtHTT is neuroprotective in an adult brain; transport of key neurotrophic factors such as brain-derived neurotrophic factor (“BDNF”) is regulated by wtHTT levels; and HD may be caused by a dominant gain of function in mHTT and a loss of function of wtHTT protein. Further, the relative proportion of wtHTT to mHTT may be critical based on evidence that suggests increased amount of wtHTT relative to mHTT may result in slower disease progression (measured by age-at-onset).

Symptoms of HD typically appear between the ages of 30 and 50 and worsen over the next 10 to 20 years. Many describe the symptoms of HD as similar to having amyotrophic lateral sclerosis, Parkinson’s Disease and Alzheimer’s Disease simultaneously. Patients experience a reduction in motor function and psychological disturbances. Life expectancy after symptom onset is approximately 20 years. In the most symptomatic stages, often lasting over 10 years, affected persons become fully dependent upon others to manage all activities of daily living; they lose the ability to make decisions, feed themselves and walk, and often require premature placement in a long-term care facility. It is estimated that approximately 30,000 people in the United States have symptomatic HD. Our allele-selective approach may also enable us to address the pre-manifest, or asymptomatic, HD patient population in the future. More than 200,000 people in the United States are at-risk of developing HD.

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

Our Programs

WVE-003: In HD, we are currently advancing WVE-003, a stereopure antisense oligonucleotide designed to selectively target an undisclosed single nucleotide polymorphism (“SNP”), “mHTT SNP3”, associated with the disease-causing mutant huntingtin (“mHTT”) mRNA transcript within the HTT gene. SNPs are naturally occurring variations within a given genetic sequence and in certain instances can be used to distinguish between two related copies of a gene where only one is associated with the expression of a disease-causing protein. Approximately 40% of the HD population carries SNP3 according to published literature (Carroll et al., Molecular Therapy, 2011). WVE-003 incorporates our novel PN chemistry, as well as learnings from our first-generation HD programs. Targeting mRNA with SNP3 allows us to lower expression of transcript from the mutant allele, while leaving the healthy transcript relatively intact. The healthy transcript is required to produce wtHTT protein which is important for neuronal function. We commonly refer to this method (or approach) as “allele-selective targeting.” Our allele-selective approach may also enable us to address the pre-manifest, or asymptomatic, HD patient population in the future. In preclinical studies, WVE-003 showed dose-dependent and selective reduction of mHTT mRNA in vitro, potent and durable knockdown of mHTT mRNA and protein in vivo. A pharmacokinetic-pharmacodynamic (PK-PD) model for WVE-003 based on preclinical data predicts that WVE-003 may attain sufficient concentrations to engage mHTT transcript in both the cortex and striatum and decrease expression of mHTT protein.

Wave's Investigational Stereopure Oligonucleotides are Designed to Specifically Target m*HTT*

DNA
wildtype (healthy) RNA
Normal CAG Repeat
abnormal RNA
Expanded CAG Repeat
CAGCAGCAG
RNA
RNA
SNP1
SNP2
study drug
Healthy protein (HTT)
Abnormal protein (mHTT)

SNP Phasing Technology: To verify that HD patients have a SNP selectively available on the mutant allele, we investigated multiple technologies that could provide highly accurate results and rapid turnaround. We conducted a prospective observational study of the frequency of two SNPs in patients with HD, which confirmed the feasibility of rapidly and prospectively identifying SNPs in association with the mHTT allele in patients with HD (Claassen et al., Neurol Genet 2020; Svrzikapa et al., Molecular Therapy 2020). We have an agreement with Asuragen, Inc. (“Asuragen”), a molecular diagnostics company that was acquired by Bio-Techne Corporation on April 6, 2021, for the development and potential commercialization of companion diagnostics for our allele-selective therapeutic program in HD. This agreement includes the use of their scalable SNP phasing technology (AmplideX®  HTT SNP/Repeat Phasing Clinical Trial Assay) in our SELECT-HD trial for WVE-003.

SELECT-HD Phase 1b/2a clinical trial:  The SELECT-HD trial is a multicenter, randomized, double-blind, placebo-controlled Phase 1b/2a trial to assess the safety and tolerability of intrathecally administered WVE-003 for patients with early manifest HD. Additional objectives include measurement of mHTT and wtHTT protein and exploratory pharmacokinetic, pharmacodynamic, clinical and MRI endpoints. The SELECT-HD trial is designed to be adaptive, with dose level and dosing frequency being guided by an independent committee. Preclinical models that have established pharmacologic activity have informed the starting dose for this trial. In September 2021, we announced the initiation of dosing in the SELECT-HD clinical trial. We expect to share clinical data in 2022 to provide insight into the clinical effects of PN chemistry and enable decision making for WVE-003.

Preclinical studies

WVE-003 showed potent knockdown of HTT mRNA in a preclinical study using induced pluripotent stem cell (“iPSC”)-derived motor neurons homozygous for SNP3 (as shown below).

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

In vivo allele-selectivity: Using an allele-selective mHTT SNP3 targeting oligonucleotide that represented a back-up candidate to our WVE-003 clinical candidate, we investigated allele-selectivity in vivo. After administration (3 x 100 ug ICV doses), the allele-selective molecule decreased mHTT and spared wtHTT in the cortex, striatum and hippocampus of Hu97/18 mice up to 12 weeks post-injection throughout the brain. By contrast a pan-silencing control decreased expression of both mHTT and wtHTT, and the silencing activity was both less potent and less durable than the allele-selective molecule, especially in the striatum.

Data are mean ± SD, n=8; Stats: ns non-significant, *P<0.05, **P<0.01, ***P<0.0001, ****P<0.0001 versus PBS by 1-way ANOVA

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

Current Treatments

There are currently no disease-modifying therapies approved for treatment of SCA3. Treatment to date has involved the use of medications for symptomatic management, as well as physical and occupational therapy.

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

Current Treatments

While there are approved therapies for DMD, there is no cure, and there continues to be significant unmet medical need. In most countries, corticosteroids are the standard drug therapy, which slows the progression of muscle weakness and delays loss of ambulation by two to three years. In February 2017, Emflaza (deflazacort) became the first corticosteroid in the United States approved by the FDA as a treatment for DMD patients older than five years of age.

In 2016, Sarepta Therapeutics’ Exondys 51™ (eteplirsen) received accelerated approval in the United States for the treatment of patients with DMD, who have a confirmed mutation of the dystrophin gene amenable to exon 51 skipping. Two drugs have received accelerated approval in the United States for DMD patients with a confirmed mutation of the dystrophin gene amenable to exon 53 skipping: Sarepta Therapeutics’ Vyondys 53™ (golodirsen) in 2019 and NS Pharma’s Viltepso™ (viltolarsen) in 2020. NS Pharma has also received Marketing Authorization for Viltepso in Japan. In 2021, Sarepta’s Amondys 45™ (casimersen) received accelerated approval for DMD patients with a mutation amenable to exon 45 skipping. According to U.S. accelerated approval guidelines, approval is based on a surrogate endpoint that is likely to predict clinical benefit, but no clinical benefit needs to be established at the time of FDA approval. No clinical benefit has yet been established for eteplirsen, golodirsen, viltolarsen, or casimersen. Thus, in accordance with the U.S. accelerated approval regulations, the FDA is requiring Sarepta to conduct clinical trials to verify and describe the clinical benefit of eteplirsen, golodirsen, and casimersen.  Similarly, NS Pharma is required to conduct a clinical trial to verify and describe the clinical benefit of viltolarsen. If any of these confirmatory trials fail to verify clinical benefit, the FDA could initiate proceedings to withdraw approval of the respective drug(s).

In 2014, PTC Therapeutics’ Translarna™ (ataluren) was the first disease-modifying treatment to receive conditional approval by the EMA for the treatment of ambulatory DMD patients over 5 years of age who have a nonsense mutation (12% of DMD cases) in the dystrophin gene. In 2016, the EMA did not allow Translarna to convert to full marketing authorization; rather, it granted a renewal of the conditional approval. In 2018, EMA expanded the conditional approval for Translarna to include treatment of ambulatory DMD patients ≤2 years of age who have a nonsense mutation in the dystrophin gene. In June 2020, the EMA removed a statement from the summary of product characteristics (“SmPC”) for Translarna that “efficacy has not been demonstrated in non-ambulatory patients.”

Our Program

WVE-N531: In DMD, we are advancing WVE-N531, which is designed to target exon 53 within the dystrophin gene. WVE-N531 is designed to cause the cellular splicing machinery to skip over this exon during pre-mRNA processing, which restores the dystrophin mRNA reading frame and enables production of truncated, but functional dystrophin protein. Exon-skipping produces dystrophin from the endogenous dystrophin gene (not micro or mini dystrophin expressed from a vector), under the control of native gene-regulatory elements, resulting in normal temporospatial expression. WVE-N531 is both our first splicing candidate and our first systemically administered candidate incorporating PN chemistry to be assessed in the clinic.

WVE-N531 clinical trial: In September 2021, we announced the initiation of dosing in an open-label clinical trial evaluating WVE-N531 as a treatment for boys with DMD who are amenable to exon 53 skipping. We expect to share clinical data, including muscle biopsies, in 2022 to provide insight into the clinical effects of PN chemistry and enable decision making for WVE-N531.

Preclinical data

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

To understand the effects of PN backbone chemistry modifications in vivo, we conducted a study in a double-knockout or “dKO” mouse model, which has a mutation in exon 23 leading to a lack of dystrophin, as well as a mutation leading to a lack of utrophin. We compared the effects of a PS/PO-containing molecule dosed at 150 mg/kg weekly to a PN-containing compound dosed at the same level, a PN-containing compound at 75 mg/kg every other week and a control group dosed with PBS. Other than the placement of the three PN backbone linkages, these molecules have the same sequence and chemistry. There is a significant increase in survival in those animals treated with PN containing compounds as compared with the other treatment groups. As shown in the figure below on the left, both cohorts of mice receiving the PN-containing molecules (shown in dark blue and light green) had 100% survival at the time of study termination, with a median age of approximately 40 weeks. By comparison, the median survival for the mice receiving the PS/PO-containing molecule dosed at 150 mg/kg weekly was approximately 12 weeks and the dKO control animals that received PBS had a median survival of approximately seven weeks.  These results were published in Nucleic Acids Research (Kandasamy et al., 2022; doi: 101.1093/nar/gkac018).

Survival probability (%)
100
75
50
25
0
PS/PO/PN, 150 mg/kg weekly
PS/PO/PN, 75 mg/kg bi-weekly
PS/PO, 150 mg/kg weekly
PBS
0
4
8
12
16
20
24
28
32
36
40
Time (weeks)

Note: Untreated, age-matched mdx mice had 100% survival at study termination [not shown]

Alpha-1 Antitrypsin Deficiency

Background and Market Opportunity

We are leveraging our ADAR editing platform capability to develop a potentially novel treatment for alpha-1 antitrypsin deficiency (“AATD”). AATD is a rare, inherited genetic disorder that is commonly caused by a G-to-A point mutation in the SERPINA1 gene; this mutant allele is termed the Z allele. This mutation leads to misfolding and aggregation of alpha-1 antitrypsin (“AAT”) protein in hepatocytes and a lack of functional AAT in the lungs. People with AATD typically exhibit progressive lung damage, liver damage or both, leading to frequent hospitalizations and potentially terminal lung disease and/or liver disease. While the few approved therapies for AATD modestly increase circulating levels of AAT in those with the lung pathology, there are no approved therapies to address the liver pathology. Approximately 200,000 people in the United States and Europe are homozygous for the Z allele, which is the most common form of severe disease.

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

There are currently no approved therapies to prevent the accumulation of the misfolded AAT protein in the liver. Treatments are available to help deal with intestinal bleeding, fluid in the abdomen, nutritional issues and other complications from scarring of the liver, but ultimately many patients will progress towards requiring a liver transplant.

Our Program

Our AATD program is the first to leverage our novel RNA editing capability that uses GalNAc-conjugated AIMers (RNA base editing oligonucleotides) and endogenous ADAR enzymes by correcting a single base in the mutant SERPINA1 mRNA. ADAR editing may provide an ideal approach for increasing circulating levels of wild-type AAT protein and reducing aggregation in the liver, thus simultaneously addressing both the lung and liver manifestations of the disease. We expect to select an AATD AIMer development candidate and initiate IND-enabling toxicology studies in the third quarter of 2022.

Preclinical data

In a primary hepatocyte SERPINA1 Z allele cell model, we demonstrated that editing the Z allele mRNA restored protein secretion from hepatocytes, as shown in the figure below. We observed upwards of 60% correction of the Z allele mRNA back to wild-type transcript (as shown below on the left), which prevented protein misfolding and increases secretion of editing AAT protein from hepatocytes (as shown below on the right). Edited, wild-type AAT protein was confirmed to be wild-type by mass spectrometry and the function of secreted, edited AAT protein was confirmed by neutrophil elastase inhibition assay.

With a GalNAc-AIMer (specifically “SA1-4”) dosed at 3 x 10 mg/kg, we reported proof-of-concept preclinical in vivo data that demonstrated up to 40% editing of human SERPINA1 Z allele mRNA in liver at an initial time point, which resulted in a therapeutically meaningful increase in circulating, functional wild-type AAT protein (as shown in the two charts below). This initial in vivo study utilized our proprietary transgenic mouse model, which has both the human SERPINA1 Z-allele, as well as human ADAR that is expressed comparably to human cells.

To evaluate the specificity of our GalNAc-AIMer (specifically “SA1-4 AIMer”), we performed RNA-seq on liver biopsies from treated animals. The figure below on the left shows total sequence coverage across the entire SERPINA1 transcript for the AIMer-treated samples. The percentage of unedited “T” and edited “C” reads are indicated for each group. Editing is only detected at the intended, on-target sequence in the SERPINA1 transcript. Thus, the protein being produced using this approach is truly wild-type M-AAT protein. This also confirms there is no editing of bystander residues, as has been seen with DNA targeting approaches. To assess off-target editing for the whole transcriptome, we applied a mutation-calling software to search edit sites. From this analysis, we observed minimal off-target editing across the transcriptome. Sites where potential off-target editing occurred had either low read coverage in the analysis or occurred at low percentages of less than 10%, indicating that these are rare events, as shown below on the right. In both analyses, we find a high percentage of editing that is specific for the target site in the SERPINA1 transcript.

Using an optimized AIMer (specifically “SA1-5”), we demonstrated restoration of functional AAT protein in a transgenic mouse model with bi-weekly doses of 10 mg/kg following initial loading doses. At 19 weeks, AIMer treatment resulted in approximately 60% RNA editing of SERPINA1 transcript and circulating serum AAT levels (18.5 uM) in AIMer treated mice that were approximately 5-fold greater than PBS-treated control (as shown below).

Ophthalmology

In ophthalmology, we have generated in vitro, ex vivo and in vivo data in preclinical studies that support the potential of our stereopure oligonucleotides for the treatment of rare, inherited eye diseases. Our preclinical data demonstrate that a single intravitreal injection of stereopure oligonucleotide in the eye of non-human primates (“NHPs”) resulted in greater than 95% knockdown of a target RNA in the retina for at least 4 months, which supports the potential to design candidates that could achieve a therapeutic effect with only two doses per year. We have also used AIMers to achieve up to 50% mRNA editing of UGP2 in the posterior of mouse eyes following a single intravitreal dose. Our pipeline includes two preclinical programs: Usher syndrome type 2A (“USH2A”) and retinitis pigmentosa due to a P23H mutation in the RHO gene (“RhoP23H”).

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

Using a stereopure antisense oligonucleotide, we induced dose-dependent USH2A exon skipping that was 2-fold more potent than a stereorandom reference ASO under gymnotic conditions in Y79 cells. To bridge the gap between in vitro and in vivo studies, we used a stereopure antisense oligonucleotide to induce dose-dependent USH2A exon skipping in a NHP retina ex vivo under gymnotic conditions 48 hours after treatment. Finally, we used a stereopure oligonucleotide to demonstrate dose-dependent exon-skipping in NHP retina in vivo.

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

We have presented preclinical data demonstrating dose-dependent reduction of the mutant RhoP23H transcript following treatment with our stereopure, allele-selective sequence, with preservation of wild-type Rhodopsin transcripts.

At the 2021 Oligonucleotide Therapeutics Conference, we shared the first in vivo data, which was performed by our collaborator at University of Louisville, to show functional benefit after treatment with our RhoP23H candidate in a severe humanized pig model. PN-containing oligonucleotides preserve retinal cell morphology, prevent rod cell death and restore rod cell function in severe humanized pig model of adRP.

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

Our Partnerships

Takeda

In February 2018, Wave Life Sciences USA, Inc. (“Wave USA”) and Wave Life Sciences UK Limited (“Wave UK”) entered into a collaboration and license agreement (the “Takeda Collaboration Agreement”) for a global strategic collaboration (the “Takeda Collaboration”) with Takeda Pharmaceutical Company Limited (“Takeda”), pursuant to which Wave USA, Wave UK and Takeda agreed to collaborate on the research, development and commercialization of oligonucleotide therapeutics for disorders of the Central Nervous System (“CNS”). The Takeda Collaboration provided us with at least $230.0 million in committed cash and Takeda with the option to co-develop and co-commercialize our CNS development programs in (1) Huntington’s disease (“HD”); (2) amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”); and (3) our discovery-stage program targeting ATXN3 for the treatment of spinocerebellar ataxia 3 (“SCA3”) (collectively, “Category 1 Programs”), which we will have the right to co-commercialize in the United States. In addition, the Takeda Collaboration provided Takeda with the right to exclusively license multiple preclinical programs for CNS disorders, including Alzheimer’s disease and Parkinson’s disease (collectively, “Category 2 Programs”). In April 2018, the Takeda Collaboration became effective and Takeda paid Wave $110.0 million as an upfront payment. Takeda also agreed to fund our research and preclinical activities in the amount of $60.0 million during the four-year research term and to reimburse Wave for any collaboration-budgeted research and preclinical expenses incurred by us that exceed that amount.

On October 15, 2021, we and Takeda entered into the Second Amendment (the “Amendment”) to the Takeda Collaboration Agreement, which amended the Category 2 component of the two-part collaboration (the “Category 2 Programs”). As discussed above, under Category 2 of the Takeda Collaboration Agreement, we had granted Takeda the right to exclusively license multiple preclinical programs for CNS disorders during a four-year research term. Pursuant to the terms of the Amendment, we and Takeda discontinued the Category 2 component of the Takeda Collaboration Agreement and Takeda paid us an additional $22.5 million for collaboration-related research and preclinical expenses. As a result of the Amendment, we are free to advance our CNS programs independently or enter partnerships in the CNS field outside of the three specified targets, C9orf72, HTT and ATXN3, including WVE-004 and WVE-003, that are part of the ongoing late-stage Category 1 Programs.  The Category 1 component of the original Takeda Collaboration Agreement remains in effect and is unchanged by the Amendment.

Simultaneously with Wave USA and Wave UK’s entry into the Takeda Collaboration Agreement, we entered into a share purchase agreement with Takeda (the “Takeda Equity Agreement,” and together with the Takeda Collaboration Agreement, the “Takeda Agreements”) pursuant to which it agreed to sell to Takeda 1,096,892 of our ordinary shares at a purchase price of $54.70 per share. In April 2018, we closed the Takeda Equity Agreement and received aggregate cash proceeds of $60.0 million. The parties also agreed for the shares purchased by Takeda to be subject to certain lock-up and standstill restrictions and carry certain registration rights, customary for transactions of this kind.

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

The term of the Takeda Collaboration Agreement commenced on April 2, 2018 and, unless terminated earlier, will continue until the date on which: (i) with respect to each Category 1 Program target for which Takeda does not exercise its option, the expiration or termination of the development program with respect to such target; or (ii) with respect to each Category 1 Program target for which Takeda exercises its option, the date on which neither party is researching, developing or manufacturing any products or companion diagnostics directed to such target.

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

Asuragen

In November 2019, we entered into an agreement with Asuragen, Inc. (which was acquired by Bio-Techne Corporation on April 6, 2021) (“Asuragen”), a molecular diagnostics company, for the development and potential commercialization of companion diagnostics for our investigational allele-selective therapeutic programs targeting HD. This collaboration uses Asuragen’s market-leading repetitive sequence diagnostic expertise to provide scalable SNP phasing to support global development programs and future commercialization at a global level. Asuragen has leveraged its AmplideX® PCR technology to develop companion diagnostic tests designed to size and phase HTT CAG repeats with the SNPs targeted by our previous investigational therapeutic programs in HD, as well as WVE-003, our current HD program being investigated in the ongoing SELECT-HD clinical trial. These tests are designed to aid clinicians in selecting HD patients by identifying the SNPs that are in phase with the CAG-expanded allele.

Our Research Collaborations

We have partnered with leading academic researchers and organizations to complement our capabilities to develop potential medicines, expand our knowledge of disease biology, and better understand the potential of our oligonucleotides.

University of Oxford -- Dr. Matthew Wood -- investigating therapeutic approaches using our novel stereopure antisense oligonucleotides to target mRNA in the field of degenerative disorders of the nervous system and muscle; characterizing our proprietary oligonucleotides in murine models to further improve the pharmacology of oligonucleotides using our novel chemistries.

University of Massachusetts Medical School -- Dr. Robert H. Brown, Jr. -- characterizing our proprietary stereopure antisense oligonucleotides to improve the pharmacology of oligonucleotides for the treatment of ALS and FTD while investigating the mechanisms of action of specific and efficient knockdown of the targeted mutant C9orf72 mRNA.

Western Washington University -- Jeff Carroll, PhD -- understanding the role of preserving wild-type huntingtin protein in the context of knocking down mutant huntingtin protein in murine models.

Grenoble Institute of Neurosciences -- Frédéric Saudou, PhD -- understanding the role of wild-type huntingtin protein in cellular models of HD, with Anselme Perrier, PhD of the Commissariat a l’Energie Atomique.

IRBM S.p.A. -- developing an assay to measure wild-type huntingtin protein in human cerebrospinal fluid.

University of Louisville -- Maureen McCall, PhD -- investigating therapeutic approaches using our proprietary stereopure antisense oligonucleotides in a miniature swine model of autosomal dominant retinitis pigmentosa caused by the Rho P23H mutation.

University College London -- Adrian Isaacs, PhD -- developing a biomarker assay to detect the polyGP protein present in the cerebrospinal fluid of ALS and FTD patients with the C9orf72 mutation.

Manufacturing

To provide internal cGMP manufacturing capabilities and increase control and visibility of our drug product supply chain, we entered into a lease in September 2016 for a multi-use facility of approximately 90,000 square feet in Lexington, Massachusetts and initiated the build out of manufacturing space and related capabilities. Through our internal manufacturing, we have the capacity to support multiple discovery-, preclinical-, and early clinical-stage programs and have the established expertise to efficiently conduct manufacturing runs for oligonucleotides across a spectrum of modalities. In addition to manufacturing space, the Lexington facility includes additional laboratory and office space. This facility supplements our existing Cambridge, Massachusetts laboratory and office space headquarters, enhances our ability to secure drug substance for current and future development activities and may provide commercial-scale manufacturing capabilities. In July 2017, we took occupancy of the Lexington facility and began manufacturing production in the fourth quarter of 2017.

We believe that leveraging our internal manufacturing capabilities along with expertise from CMOs facilitates our growth and enhances our ability to secure drug substance for current and future research, clinical and early-stage commercial development activities. We believe that the addition of our internal cGMP manufacturing capabilities, together with the supply capacity we have established externally, will be sufficient to meet our anticipated manufacturing needs for the next several years. We monitor the availability of capacity for the manufacture of drug substance and drug product and believe that our supply agreements with our contract manufacturers and the lead times for new supply agreements would allow us to access additional capacity if needed. We believe that our product candidates can be manufactured at scale and with production and procurement efficiencies that will result in commercially competitive costs.

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

Additional synthetic methodologies and/or reagents are protected by other families in our patent portfolio. Certain such families have 20-year expiration dates that range from 2029 to at least 2041. Some of these families have issued patents in several jurisdictions, including in major market jurisdictions such as the United States, Europe, and/or Japan, have pending applications in multiple jurisdictions including in these major market jurisdictions, or are in the international stage.

We also co-own with the University of Tokyo certain filings that are directed to certain methods and/or reagents for synthesizing oligonucleotides; their 20-year expiration dates fall in 2031.

Stereopure Oligonucleotide Compositions

Certain of our patent filings protect stereopure compositions, particularly of therapeutically relevant oligonucleotides. Some such filings are directed to compositions whose oligonucleotides are characterized by particular patterns of chemical modification (including modifications of bases, sugars and/or internucleotidic linkages) and/or of internucleotidic linkage stereochemistry. Certain patent filings describe specific compositions designed for use in the treatment of particular diseases. Several of our patent filings directed to stereopure compositions have entered national stage prosecution in multiple jurisdictions and some have issued in one or more jurisdictions; others are in the international stage. Certain filings offer 20-year protection terms that range from 2033 to at least 2041.

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

Singapore Intellectual Property Law

Section 34 of the Patents Act 1994 of Singapore (the “Singapore Patents Act”) provides that a person residing in Singapore is required to obtain written authorization from the Singapore Registrar of Patents (the “Registrar”) before filing an application for a patent for an invention outside of Singapore, unless all of the following conditions have been satisfied: (a) the person has filed an application for a patent for the same invention in the Singapore Registry of Patents at least two months before the filing of the patent application outside Singapore, and (b) the Singapore Registrar of Patents has not, in respect of this patent application, given directions to prohibit or restrict the publication of information contained in the patent application or its communication to any persons or description of persons pursuant to Section 33 of the Singapore Patents Act, or if the Registrar has given any such directions, all such directions have been revoked. A violation of Section 34 is a criminal offense punishable by a fine not exceeding S$5,000, or imprisonment for a term not exceeding two years, or both. There have been some instances where we have undertaken filings outside of Singapore, and there may be instances where we are required to make such filings in the future, without first obtaining written authorization from the Registrar. We have notified the Registrar of such filings and we have since implemented measures to address the requirements of Section 34 moving forward. To date, the Registrar has offered a compound of some of the offences considered against payment of a sum of S$50 to S$150 per considered case. Under Singapore law, the Registrar has discretion to offer a compound of such offences against payment of a sum of money of up to S$2,000, or to prosecute the offence subject to the other penalties noted above. Per requests in the Registrar’s most recent decision, we have submitted approximately 140 patent applications in multiple patent families, most of which are related to previously reported applications, to the Intellectual Property Office of Singapore (“IPOS”). The IPOS may consider the filing of some or all of these applications to have breached Section 34 requirements per IPOS’ current interpretation of Section 34, and we are waiting for IPOS’ decision on these applications. We cannot assure you that the Registrar will offer to compound any such violations of Section 34, or that any offer to compound will be for an amount similar to previous compound offers.

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

Huntington’s Disease

There are no approved treatments available to slow the progression of HD. We believe, based on publicly available information, that Annexon Biosciences (Phase 2), Ionis Pharmaceuticals and Roche (Phase 2 planned), Mitochon Pharmaceuticals (Phase 2), Novartis (Phase 2), Prilenia Therapeutics (Phase 3), PTC Therapeutics (Phase 1), and uniQure (Phase 1/2) all have investigational drugs in clinical development.

Several companies have ongoing discovery or preclinical programs for HD, including Alnylam Pharmaceuticals, AskBio, Atalanta Therapeutics and Biogen, Avergen Pharmaceuticals, LocanaBio, Mitoconix Bio, NeuBase Therapeutics, Neurimmune, Ophidion, PTC Therapeutics, Sangamo Therapeutics and Takeda, Spark Therapeutics, Triplet Therapeutics, Vico, and Voyager Therapeutics, among others.

A number of companies are developing molecules to treat symptoms associated with HD, including Azevan Pharmaceuticals (Phase 2), Neurocrine Biosciences (Phase 3), Sage Therapeutics (Phase 1), and SOM Biotech (Phase 2), among others.

Amyotrophic Lateral Sclerosis and Frontotemporal Dementia

There are two treatments approved in the United States for the treatment of ALS: riluzole, approved in 1995, and edaravone, approved in 2017. There are a number of companies with potential therapeutics for the treatment of ALS in clinical development, including AB Science (Phase 3), Alector (Phase 2), Amylyx Pharmaceuticals (Pre-registration), Biogen (Phase 1 completed), Biohaven Pharmaceuticals (Phase 2/3), BrainStorm Cell Therapeutics (Phase 3 completed), Prilenia (Phase 2/3), and UCB (Phase 2/3), among others. We believe that two companies, Biogen (Phase 1 completed) and Alector (Phase 2), are conducting clinical trials targeting ALS due to a C9orf72 mutation in the United States.

Several companies have ongoing discovery or preclinical programs for ALS that may directly or indirectly target patients with the C9orf72 mutation, including AGTC, Apic Bio, Biogen and Neurimmune, Locana Bio, Passage Bio, Pfizer and Sangamo Therapeutics, and uniQure.

There are no approved treatments available to slow the progression of FTD. Multiple companies have investigational therapies in clinical development for FTD, including Alector (Phase 3), Anavex (Phase 1 completed), Eli Lilly (Phase 1/2), Passage Bio (Phase 1/2), and TauRx Pharmaceuticals (Phase 3 complete). Alector is studying its investigational therapy for FTD patients with a C9orf72 mutation in a Phase 2 study.

There are several companies with ongoing discovery or preclinical programs for FTD that may directly or indirectly target patients with the C9orf72 mutation including Biogen and Neurimmune, Locana Bio, Pfizer and Sangamo Therapeutics, and uniQure.

Duchenne Muscular Dystrophy

There are two treatments approved in the United States for the treatment of DMD in patients who have a confirmed mutation of the DMD gene amenable to exon 53 skipping: Sarepta Therapeutics’ Vyondys 53 (golodirsen), an exon skipping nucleic acid therapeutic, was approved by the FDA in 2019, and NS Pharma’s Viltepso (viltolarsen), an exon skipping nucleic acid therapeutic, was approved by the FDA in 2020. Both therapies received accelerated approval, as the FDA concluded that the data submitted by each company demonstrated an increase in dystrophin production that is reasonably likely to predict clinical benefit in some patients with DMD who have a confirmed mutation of the DMD gene amenable to exon 53 skipping. No clinical benefit of golodirsen or viltolarsen has been established. Thus, in accordance with the U.S. accelerated approval regulations, the FDA is requiring Sarepta and NS Pharma to each conduct a clinical trial to verify and describe their drug’s clinical benefit. Sarepta’s study of golodirsen would need to assess whether golodirsen improves motor function of DMD patients with a confirmed mutation of the DMD gene amenable to exon 53 skipping, and NS Pharma’s study of viltolarsen is designed to assess whether viltolarsen improves the time to stand for DMD patients amenable to exon 53 skipping. If the trials fail to verify clinical benefit, the FDA could initiate proceedings to withdraw approval of the respective drug.

Several other companies have investigational drugs in clinical development targeting DMD more broadly, including patients amenable to exon 53 skipping. These include Astellas Pharma (Phase 1), Dystrogen Therapeutics (Phase 1), FibroGen (Phase 3), Pfizer (Phase 3), PTC Therapeutics (Phase 3), Santhera Pharmaceuticals (Phase 2), Sarepta Therapeutics (Phase 3), and Solid Biosciences (Phase 1/2), among others.  Based on available information, we do not believe there are other companies with ongoing clinical programs directly targeting DMD patients amenable to exon 53 skipping.

Several companies also have ongoing preclinical programs for DMD that may directly or indirectly target patients amenable to exon 53 skipping. These companies include Astellas, Code Bio, CRISPR Therapeutics, Daiichi Sankyo, Fulcrum Therapeutics, PepGen, Precision BioSciences, REGENXBIO, Sarepta Therapeutics, and Ultragenyx, among others.

Alpha-1 Antitrypsin Deficiency (“AATD”)

There are five treatments approved in the United States for AATD: Prolastin, Prolastin-C, Aralast NP, Zemaira, and Glassia. All five contain plasma-derived human alpha1-proteinase inhibitor and are indicated for chronic augmentation and maintenance therapy in adults with emphysema due to congenital deficiency of alpha1-proteinase inhibitor (Alpha1-PI). The prescribing information for each notes that the effect of augmentation therapy with any alpha1-proteinase inhibitor on pulmonary exacerbations and on the progression of emphysema in Alpha1-PI deficiency has not been demonstrated in randomized, controlled clinical trials.

There are also a number of companies with investigational drugs in clinical development: Arrowhead Pharmaceuticals and Takeda (Phase 2), Centessa (Phase 1), Dicerna Pharmaceuticals and Alnylam Pharmaceuticals (Phase 2), InhibRx (Phase 1), Kamada (Phase 3), Mereo BioPharma (Phase 2), and Santhera Pharmacauticals (Phase 1).

There are also several companies with ongoing discovery or preclinical programs for AATD including Apic Bio, Beam Therapeutics, Biomarin, Intellia Therapeutics, KorroBio, Krystal Biotech, LogicBio Therapeutics, Shape Therapeutics, and Vertex Pharmaceuticals, among others.

ADAR-mediated RNA Editing (“ADAR editing”)

There are several companies pursuing editing approaches that may compete with our ADAR editing modality. These companies are in various stages of development (discovery through the clinic) and are developing investigational drugs via viral and non-viral delivery for RNA editing (Shape Therapeutics and Korro Bio), DNA base-editing (Beam), and DNA editing (Editas Medicine, Intellia Therapeutics, and Sangamo Therapeutics), among others. These companies may leverage these approaches to target the same indications that we intend to target or indications where we do not currently plan to compete.

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

•	thorough characterization of the product candidate and establishment of acceptable standards to assure its purity, identity, strength, quality and stability in compliance with cGMP;
•	satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with cGMP;
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

Further, an IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and informed consent information for subjects before the trial commences at that site and it must perform an ongoing review of the research on an annual basis until the trial is completed. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk or that the trials are not being conducted in accordance with the clinical plan or in compliance with GCP. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Clinical trials involve the administration of the product candidate to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Sponsors of clinical trials of certain FDA-regulated products generally must register and disclose certain clinical trial information to a public registry maintained by the National Institutes of Health (“NIH”). In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and the government has recently begun enforcing those requirements against non-compliant clinical trial sponsors.

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

Progress reports detailing progress and safety data gathered from clinical trials must be submitted at least annually to the FDA. Safety reports are submitted more frequently if certain serious adverse effects (“SAEs”) occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted as part of NDA review. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of most clinical trials after completion, although in some cases disclosure of the results of these trials can be delayed for up to two years after the trial completion date. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s pharmacology, chemistry, manufacturing, and controls, and proposed labeling, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. Under federal law, the fee for the submission of an NDA with clinical data is substantial (for example, for fiscal year 2022 this application fee exceeds $3.1 million), and the sponsor of an approved NDA is also subject to an annual program fee, currently more than $360,000 per program. These fees are typically adjusted annually, but exemptions and waivers may be available under certain circumstances, including NDA fees for products with orphan designation.

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

Under the Prescription Drug User Fee Act (“PDUFA”), for original NDAs, the FDA has ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with priority review.  For all new molecular entity (“NME”) NDAs, the ten and six-month time periods run from the filing date; for all other original applications, the ten and six-month time periods run from the submission date. Despite these review goals, it is not uncommon for FDA review of an NDA to extend beyond the goal date.

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

Additionally, the FDA may refer any NDA, including applications for novel biologic candidates which present difficult questions of safety or efficacy, to an advisory committee. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval. The FDA likely will re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The FDA also may require submission of a risk evaluation and mitigation strategy (“REMS”) if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the drug or biological product. The REMS could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve an NDA without a REMS, if required.

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

Under the Pediatric Research Equity Act (“PREA”), as amended, an NDA or supplement to an NDA must contain data that are adequate to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric populations and to support dosing and administration for each pediatric population for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. PREA requires a sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration to submit an initial Pediatric Study Plan (“PSP”) within sixty days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 clinical trial. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including trial objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from pre-clinical studies, early phase clinical trials or other clinical development programs.

The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, it may issue an approval letter or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle for an application is complete and that the application will not be approved in its present form. CRLs outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant may choose to either resubmit the NDA or NDA addressing all of the deficiencies identified in the letter, or withdraw the application. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when the deficiencies have been addressed to the FDA’s satisfaction, the FDA will typically issue an approval letter.

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

In addition, in 2012 Congress created a new regulatory program for product candidates designated by FDA as “breakthrough therapies” upon a request made by the IND sponsors. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs or biologics designated as breakthrough therapies are also eligible for accelerated approval of their respective marketing applications. The FDA must take certain actions with respect to breakthrough therapies, such as holding timely meetings with and providing advice to the product sponsor, which are intended to expedite the development and review of an application for approval of a breakthrough therapy.

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

Accelerated Approval Pathway

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval from the FDA and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a drug or biologic when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality (“IMM”) and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA will require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials to verify and describe the predicted effect on IMM or other clinical endpoint, and the product may be subject to expedited withdrawal procedures. Drugs and biologics granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

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

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to establish the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, would allow the FDA to withdraw approval of the drug. All promotional materials for product candidates being considered and approved under the accelerated approval program are subject to prior review by the FDA.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Discovery of previously unknown problems with a product, including adverse events of unlisted severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements such as noncompliance with cGMP or failure to correct previously identified inspection findings, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	issuance of field alerts, restrictions on the marketing or manufacturing of the product, product recalls, or complete withdrawal of the product from the market;
•	mandated modification of promotional materials and labeling and the issuance of corrective information;
•	fines, warning letters or other enforcement-related letters or holds on clinical trials using the product or other products manufactured at the same facility;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	injunctions, consent decrees, or the imposition of civil or criminal penalties; and
•	consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. While physicians may generally prescribe a drug for off-label uses, manufacturers may only promote the drug in accordance with the approved product label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have promoted false and misleading information about the product may be subject to significant liability, both at the federal and state levels.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”) which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription drug product samples and impose requirements to ensure accountability in distribution. Most recently, the Drug Supply Chain Security Act (“DSCSA”) was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10‑year period that is expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

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

Under PREA, submission of a pediatric assessment is not required for pediatric investigation of a product that has been granted orphan drug designation. However, under the FDA Reauthorization Act of 2017 (“FDASIA”), the scope of the PREA was extended to require pediatric studies for products intended for the treatment of an adult cancer that are directed at a molecular target that are determined to be substantially relevant to the growth or progression of a pediatric cancer. In addition, the FDA finalized guidance in 2018 indicating that it does not expect to grant any additional orphan drug designation to products for pediatric subpopulations of common diseases. Nevertheless, the FDA intends to still grant orphan drug designation to a drug or biologic that otherwise meets all other criteria for designation when it prevents, diagnoses or treats either (i) a rare disease that includes a rare pediatric subpopulation, (ii) a pediatric subpopulation that constitutes a valid orphan subset, or (iii) a rare disease that is in fact a different disease in the pediatric population as compared to the adult population.

If an orphan drug-designated product subsequently receives FDA approval for the disease for which it was designed, the product will be entitled to seven years of product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances (such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues), for seven years. Orphan exclusivity does not block the approval of a different drug or biologic for the same rare disease or condition, nor does it block the approval of the same drug or biologic for different conditions. If a competitor obtains approval of the same drug, as defined by the FDA, or if our product candidate is determined to be the same drug as a competitor’s product for the same indication or disease, the competitor’s exclusivity could block the approval of our product candidate in the designated orphan indication for seven years, unless our product is demonstrated to be clinically superior to the competitor’s drug.

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

The Hatch-Waxman Act and Marketing Exclusivity

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute and also enacted Section 505(b)(2) of the FDCA. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application (“ANDA”) to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing conducted for a drug product previously approved under an NDA, known as the reference listed drug (“RLD”). Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug.

Upon NDA approval of a new chemical entity (“NCE”), which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity. During the exclusivity period, the FDA cannot accept for review any ANDA or 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed on an NCE patent and any time after approval if the application is filed based on a new indication or a new formulation.

The Hatch-Waxman Act also provides three years of data exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving follow-on applications for drugs containing the original active agent. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA or 505(b)(2) NDA may be filed before the expiration of the exclusivity period. Five-year and three-year exclusivity also will not delay the submission or approval of a traditional NDA filed under Section 505(b)(1) of the FDCA. However, an applicant submitting a traditional NDA would be required to either conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Patent Term Restoration

Depending upon the timing, duration and specifics of FDA approval of the use of our therapeutic candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for any patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for extension must be made prior to the expiration of the patent. The United States Patent and Trademark Office (“USPTO”), in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.

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

The three types of marketing pathways for medical devices are clearance of a premarket notification under Section 510(k) of the FDCA (“510(k)”), approval of a premarket approval application (“PMA”) and a de novo classification request, or de novo. If a company is required to perform clinical trials to support the safety and effectiveness of an IVD, and the IVD is viewed as a significant risk device, the sponsor will have to submit an investigational device exemption application (“IDE”) to the FDA, which is similar in format and function to an IND. If the diagnostic test and the therapeutic drug are studied together to support their respective approvals, any clinical trials involving both product candidates must meet both the IDE and IND requirements.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a process that requires the submission of a clinical trial application much like an IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application (“CTA”), must be submitted to the competent national health authority and to independent ethics committees in each country in which a company plans to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements, clinical trials may proceed in that country. Under the EU Clinical Trials Regulation, a harmonized assessment and supervision processes was implemented as of January 31, 2022 for clinical trials throughout the EU, via a Clinical Trials Information System (“CTIS”). The CTIS will contain the centralized EU portal and database for clinical trials conducted in the EU and will allow for a centralized review process.  This harmonized submission process became mandatory for new CTA submissions to be filed beginning on February 1, 2023.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country, even though there is already some degree of legal harmonization in the EU member states resulting from the national implementation of underlying EU legislation. In all cases, the clinical trials are conducted in accordance with GCP and other applicable regulatory requirements.

To obtain a marketing license for a new drug or medicinal product in the European Union, the sponsor must obtain approval of a marketing authorization application (“MAA”). The way in which a medicinal product can be approved in the European Union depends on the nature of the medicinal product. As of January 31, 2020, the United Kingdom (“UK”) is no longer a member state of the EU, and therefore a separate MAA and approval will be required to market a medicinal product in the UK. The UK’s Medicines and Healthcare products Regulatory Agency (“MHRA”) has issued guidance regarding the requirements for licensing and marketing therapeutic drugs and biologics post-Brexit.

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

Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application by the European Medicines Agency (“EMA”) is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use (“CHMP”)), with adoption of the actual marketing authorization by the European Commission thereafter. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest from the point of view of therapeutic innovation, defined by three cumulative criteria: the seriousness of the disease to be treated; the absence of an appropriate alternative therapeutic approach, and anticipation of exceptional high therapeutic benefit. In this circumstance, EMA ensures that the evaluation for the opinion of the CHMP is completed within 150 days and the opinion issued thereafter.

The mutual recognition procedure (“MRP”) for the approval of human drugs is an alternative approach to facilitate individual national marketing authorizations within the European Union. Basically, the MRP may be applied for all human drugs for which the centralized procedure is not obligatory. The MRP is applicable to the majority of conventional medicinal products, and is based on the principle of recognition of an already existing national marketing authorization by one or more member states. In the MRP, a marketing authorization for a drug already exists in one or more member states of the European Union and subsequently marketing authorization applications are made in other European Union member states by referring to the initial marketing authorization. The member state in which the marketing authorization was first granted will then act as the reference member state. The member states where the marketing authorization is subsequently applied for act as concerned member states. After a product assessment is completed by the reference member state, copies of the report are sent to all member states, together with the approved summary of product characteristics, labeling and package leaflet. The concerned member states then have 90 days to recognize the decision of the reference member state and the summary of product characteristics, labeling and package leaflet. National marketing authorizations within individual member states shall be granted within 30 days after acknowledgement of the agreement

Should any member state refuse to recognize the marketing authorization by the reference member state, on the grounds of potential serious risk to public health, the issue will be referred to a coordination group. Within a timeframe of 60 days, member states shall, within the coordination group, make all efforts to reach a consensus. If this fails, the procedure is submitted to an EMA scientific committee for arbitration. The opinion of this EMA committee is then forwarded to the Commission, for the start of the decision-making process. As in the centralized procedure, this process entails consulting various European Commission Directorates General and the Standing Committee on Human Medicinal Products or Veterinary Medicinal Products, as appropriate.

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

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

In November 2020, the Department of Health and Human Services (“DHHS”) finalized significant changes to the regulations implementing the Anti-Kickback Statute, as well as the civil monetary penalty rules regarding beneficiary inducements, with the goal of offering the healthcare industry more flexibility and reducing the regulatory burden associated with those fraud and abuse laws, particularly with respect to value-based arrangements among industry participants.

State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. We also are subject to, or may in the future become subject to, U.S. federal and state, and foreign laws and regulations imposing obligations on how we collect, use, disclose, store and process personal information. Our actual or perceived failure to comply with such obligations could result in liability or reputational harm and could harm our business.

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

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), was enacted in March 2010 and has had a significant impact on the health care industry in the United States. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to biopharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program. Additionally, on December 20, 2019, the Further Consolidated Appropriations Act for 2020 was signed into law (P.L. 116-94) and includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 or the “CREATES Act.” The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic product developers access to samples of brand products. Because generic product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on any of our future commercial products are unknown.

Since the enactment of the ACA, there have been executive, judicial and Congressional challenges to certain aspects and as a result certain sections of the ACA have not been fully implemented or have been effectively repealed through Executive Orders and/or executive agency actions. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although the Biden Administration has signaled that it plans to build on the ACA and expand the number of people who are eligible for health insurance subsidies under it. It is unknown what form any such changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, such as changes allowing the federal government to directly negotiate drug prices, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the United States.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA that affect health care expenditures. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020 and was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The suspension was subsequently extended through March 31, 2022, with a reduction of the suspension to 1% sequester through June 30, 2022.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. DHHS has solicited feedback on some of the various measures intended to lower drug prices and reduce the out of pocket costs of drugs and implemented others under its existing authority. For example, in May 2019, DHHS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified a DHHS policy change that was effective January 1, 2019.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (“PBMs”) and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, including any future drug products for which we secure marketing approval.

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

Human Capital

As of December 31, 2021, we employed 238 employees, of which 235 were full-time employees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are represented by a labor union or covered under a collective bargaining agreement. Management considers relations with our employees to be good.

Our approach to how we recruit, develop, retain and manage our talent is driven by our values statement: Making an impact through innovation, inclusion, and inspiration. Our values are at the core of who we are as an organization, and what drive us to envision a brighter future for the patients and families we serve. Critical to achieving our strategic imperatives is our ability to build a world-class organization and retain an exceptional team in which each member plays a unique and important role. We value diversity, inclusion, and social responsibility where our employees have a strong sense of belonging and contributing, while being empowered to make a real difference.  In 2021, we updated our Nominating and Corporate Governance Committee charter to reflect the Nominating and Corporate Governance Committee’s oversight of our strategies and policies related to our people and diversity, equity and inclusion (“DEI”), in addition to the Nominating and Corporate Governance Committee’s oversight of our environmental, social and governance (“ESG”) strategy, initiatives and policies.

We recognize that maintaining an engaged and high-performing workforce who share a connection with the communities we serve is critical to our success. Comradery and cohesion are at the core of who we are as a company, and are integral facets of our human capital strategy. Whether it is coming together throughout the year to connect at our town halls or participating in a global fitness challenge to support the health and well-being of our employees, we take a team approach to our work. We are inspired by each other and the possibilities of what we can achieve together.

We understand that in order to drive innovation, we must continuously improve our people strategies and find ways to foster engagement and growth within our organization. To this end, below are some of our initiatives:

Employee Engagement: We embrace the idea that our employees do their best work when they have equity ownership in the business.  Having an engaged and dedicated workforce is essential for us to achieve our goals. Employee engagement ensures that our employees feel passionate about the work they are doing, and with this commitment, we recognize that this is when results happen. It is more apparent than ever that we are all in this together, and as a company, we need to set up our employees for success and continue to cultivate their engagement with our company. We regularly conduct surveys as a means of engaging with employees and gaining their insights. We use the data and input as a tool for improving our human resources management going forward. Engagement is also directly correlated to the interactions our employees have with each other and their teams. Our Wave Activities Committee is a cross-functional team dedicated to organizing activities, such as themed social gatherings, charity and volunteer opportunities, and health and wellness events, which enrich our culture and bring employees together. We also work to ensure that we are deeply aligned with our corporate goals as a company, that functional goals are clear and transparent, and that employees understand how their work contributes to the company’s success.

Employee Health and Safety:  Compliance with environmental, health and safety (“EH&S”) laws and regulations forms the basis of the EH&S policy and programs we have in place, which include occupational health and safety measures that apply to all of our employees, contractors and visitors. These programs detail the proactive, risk-based approach that we take to prevent workplace injuries and protect the health and safety of our employees and the communities around us. We have implemented an EH&S management system to monitor and track the effectiveness of our programs, ensure EH&S compliance, respond to incidents and manage corrective actions to reinforce safeguards. Our training programs provide training to our employees that is commensurate with their level of risk exposure and are designed to ensure that employees have the knowledge and equipment available to mitigate risk. Our cross-functional Safety Committee meets monthly to discuss any concerns and ways to improve our EH&S programs. Employees are also required to report any incidents, no matter how small, and are encouraged to voice any health or safety concerns to management or a member of our EH&S team. As we continue to monitor the COVID-19 situation, we have implemented and will continue to implement measures designed to safeguard the health and safety of our employees and our patients, including COVID-19 testing. We formed a COVID-19 response team, a business continuity planning team and a “future of work” team that is continuously evaluating the guidance from federal and local authorities and has created polices and guidelines that continue to ensure our employees’ health and safety comes first. In October 2021, we implemented a mandatory COVID-19 vaccination policy.

Professional Development Programs and Opportunities: Employees are our most valuable resource, and we aspire to provide them with opportunities so that they can continue to grow and excel in their functions and our company. Professional growth of our employees leads to engagement and development, and allows us to leverage opportunities to hire and promote key talent from within our organization. We have also implemented a personal development plan program, and leadership and management development programs. Through development planning, we strive for employees at all levels to focus on strengthening the skills required in their current role and potentially their next role. We conduct annual performance reviews for all employees, but, as importantly, we are focused on building a culture of continuous coaching, feedback and open communication between managers and their direct reports throughout the entire year. We provide managers and employees with training on how to conduct effective forward-looking performance conversations and to set effective goals that are specific, measurable, attainable, relevant and timebound (SMART). We provide our employees with unlimited access to LinkedIn Learning, to advance their professional development, interests and goals. Another example where we provide company-wide leadership and development opportunities is through the Wave Learning Series, which was developed to build awareness of all functional areas, special areas of interest or importance, timely subject matters and to expand knowledge of industry trends and other matters of interest and relevance within the biopharmaceutical industry. The Wave Learning Series is conducted through company-wide presentations by employees at various levels, providing opportunities for development and cross-functional exposure for our employees. To further assist our employees, we also offer all full-time employees the option to participate in our Education Assistance Program, where we reimburse employees for tuition and eligible expenses.

Health and Well-Being: We believe that the overall well-being of our employees and ensuring that their basic health and wellness needs are met, is fundamental for us to achieve success as a company. In our ongoing efforts to prioritize wellness initiatives, we understand that a key part of this includes providing our employees with access to mental health, behavioral health, and/or substance abuse services through our medical plans. We provide an Employee Assistance Program (“EAP”), as a cost-free benefit, which is available to help employees and their household members confidentially manage everyday life, work challenges, stress, and other personal issues, by providing consultation, referrals and resources, along with ongoing webinars on various work-life, mental health and wellness topics for employees.  In addition, we understand that workplace flexibility is an important component to our employees’ well-being. Throughout the COVID-19 pandemic, safeguarding employee and patient health has been our top priority, as we advance our business through the research and development of our therapeutic candidates. During the height of the pandemic, we implemented procedures to protect our workforce in manufacturing and laboratory operations, which included mandating a work-from-home policy for most employees. Prioritizing employee safety while achieving our goals has provided us with a greater appreciation for workplace flexibility, which keeps our employees engaged and motivated, while also creating a sense of trust throughout our organization.

Diversity, Equity and Inclusion (“DEI”): Our commitment to maintaining a top-performing company means investing in and creating ongoing opportunities for employee development in a diverse and inclusive workplace. We provide equal employment opportunities without regard to race, color, religion, sex, national origin, age, disability or genetics. In 2021, we formalized our DEI efforts through various initiatives, including the formation of a DEI Steering Group to be more intentional about creating and maintaining a diverse, inclusive, equitable, culturally competent and supportive environment for all of our employees and stakeholders. Some of our preliminary DEI initiatives include creating opportunities for our employees to be engaged with our DEI initiatives through participation in a cultural assessment survey and implementing a DEI strategy with short-, medium- and long-term goals. We believe that a diverse and inclusive workforce positively impacts our performance, fosters innovation and inspires us to achieve greater results.  In addition to this, our intentional focus on DEI continues to strengthen our culture and helps ensure that we continue to cultivate an effective next generation of experienced leaders and managers necessary to execute on our mission and plans for ambitious growth. Hiring for diversity of thought, background and experience, and diversity of personal characteristics such as gender, race and ethnicity, among many others, is intentional, and continues to be an area of focus for us as we build and grow our workforce. Despite the historical lack of institutional emphasis on the importance of girls and women focusing on education in science, technology, engineering and mathematics (“STEM”) and the resulting disproportionate occupation by men in the STEM-educated talent pool, we have prioritized and hired a gender diverse workforce. As of December 31, 2021, women made up approximately 52% of our global workforce and constitute approximately 49% of management (defined as director level and above). We are also committed to building a racially and ethnically diverse workforce. As of December 31, 2021, racially diverse employees (those self-

identifying as Black or African American, Hispanic or Latinx, Asian, or being of two or more races) make up approximately 36% of our global workforce and approximately 30% of management (22% of our employees did not provide us with this information).  In addition, we continue to partner with Project Onramp, which is an organization that is working to bridge the opportunity gap for Massachusetts college students in underserved and minority communities. Through this partnership, we provide students with summer internships.

Community Outreach and Engagement: Our community engagement activities are focused on seeking to better understand the lives of people living with rare disease and identifying opportunities to support the rare disease community. We believe that partnering with, and understanding the lives of patients and their families and caregivers, differentiates us and enhances our ability to discover and develop potential therapies. Through collaboration with patients, families and advocacy organizations, face-to-face meetings, and participation in patient-focused conferences and community events, we aim to broaden our understanding of the needs of patients and families and incorporate those critical learnings into every aspect of our company. These insights inform the design and execution of our clinical trials, the enrichment of our corporate culture, and the development of programs and services that make a positive impact on people’s lives. Employee volunteerism is another important component of our community engagement initiatives. We partner with advocacy and service organizations to provide opportunities for employees to contribute directly to our local communities, including through our Wave Service Day. By participating in a broad range of volunteer activities, our employees donate time and resources to support patients and families in the rare disease community and beyond.

Rewards and Recognition: We have a multi-tiered awards program, including peer-to-peer recognition, which our employees use to recognize and reward one another for their contributions and achievements, taking into consideration the combination of employees who best exemplify our values and the achievement of results. We believe that providing a rewards program not only increases engagement and performance, but meaningfully recognizes those employees who go above and beyond to positively impact our company and culture.  In 2021, we developed a team rewards and recognition program to provide another opportunity to recognize and reward collaborative teamwork.

Compensation, Equity and Benefits (Total Rewards): Compensation programs are one of the most powerful tools available to companies to attract, retain and motivate employees, as well as align their interests with those of shareholders.  We have designed a broad-based compensation program that is designed to attract, retain and motivate our employees, while driving sustainable long-term value creation. We seek to deliver performance-driven, market competitive reward opportunities commensurate with company and individual performance.  All of our employees receive competitive base salaries, cash bonuses, new hire equity grants and annual long-term incentive grants, in addition to our generous benefits package. We believe that providing employees with an ownership interest in our company through grants of equity awards, further strengthens the level of employee engagement. Furthermore, equity awards help align the interests of our employees with the long-term interests of our shareholders.  In addition, we have an Employee Share Purchase Plan (“ESPP”), which provides our employees with an opportunity to purchase shares of our Company at a 15% discount to the market price.

Offering a highly competitive, industry-leading, benefits package is another integral piece of our total rewards package and differentiated employee value proposition. Notably, we provide our employees with access to choice and offer employees a very progressive health insurance package, with no premiums. We also offer a 401(k) plan with matching contributions for all eligible employees. We were named a best-in-class employer, scoring in the top quartile of large and midsize employers who participated in Gallagher’s 2021 Benefits Strategy & Benchmarking Survey. We were recognized for providing innovative solutions that are key to attracting, engaging and motivating employees, including (i) our excellent benefits and compensation programs and strategies; (ii) our employee well-being approach and strategy; (iii) our health plan and how we have managed this over time; and (iv) internal communications and education around our total rewards strategy.

We will continue to evolve and strengthen our strategies relating to talent, while furthering our investment in our employees, culture, community partnerships and outreach, and other human capital measures.

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

Information Available on the Internet

Our Internet website address is http://www.wavelifesciences.com. The information contained on, or that can be accessed through, our website is not a part of, or incorporated by reference in, this Annual Report on Form 10-K or our other filings with the SEC. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through the “For Investors & Media – SEC Filings” section of our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission (“SEC”). We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% shareholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are filed with the SEC. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s website at http://www.sec.gov.

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

We are a clinical-stage genetic medicines company and have incurred significant operating losses since our incorporation in 2012. Our net loss was $122.2 million and $149.9 million for the fiscal years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, we had an accumulated deficit of $805.5 million and $683.3 million, respectively. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We currently have no products on the market and expect that it may be many years, if ever, before we have a product candidate ready for commercialization. Our lead clinical development programs are designed to treat genetic diseases within the CNS, including ALS, FTD, HD and DMD, and we expect to share clinical data in 2022 to provide insight into the clinical effects of PN chemistry to enable decision making. With RNA base editing, our initial focus is on using GalNAc-conjugated AIMers to treat hepatic diseases and our lead program is designed to treat AATD. We expect to select an AATD AIMer development candidate and initiate IND-enabling toxicology studies in the third quarter of 2022. We have not generated, and do not expect to generate, any product revenue for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, manufacturing, preclinical studies and clinical trials and the regulatory review process for product candidates. The amount of future losses is uncertain. To achieve profitability, we must successfully develop product candidates, obtain regulatory approvals to market and commercialize product candidates, manufacture any approved product candidates on commercially reasonable terms, establish a sales and marketing organization or suitable third-party alternatives for any approved product and raise sufficient funds to finance our business activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause our shareholders to lose all or part of their investment.

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

Our future capital requirements will depend on many factors, including, but not limited to, the following:

•	our monthly spending levels, based on new and ongoing development and corporate activities;
•	the scope, progress, results and costs of drug discovery, preclinical and clinical development for our product candidates;
•	our ability to establish and maintain collaboration arrangements, and whether our collaboration partners decide to exercise option rights in connection with targets and development programs;

•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to obtain marketing approval for our product candidates;
•	the impacts of the COVID-19 global pandemic (and emerging or future variants of COVID-19) on our business;
•	the achievement of milestones and other development targets that trigger payments under our collaboration with Takeda, or any other strategic collaborations into which we may enter;
•

the extent to which we are obligated to reimburse clinical trial costs or expenses and other costs and expenses associated with clinical activities under our collaboration with Takeda, or any other future collaboration agreements, if any;

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

To date, we have primarily financed our operations through sales of our securities and our collaborations with third parties. As a privately held company, we received an aggregate of $89.3 million from the sale of our securities. As a publicly traded company, through March 2, 2022, we have received an aggregate of $484.5 million in gross proceeds from public offerings of our securities, or approximately $449.4 million in net proceeds. On or about March 3, 2022, we plan to file a new universal shelf registration on Form S-3 with the SEC, pursuant to which we will register for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the “2022 Form S-3.” The 2022 Form S-3 includes a prospectus covering up to approximately $132.0 million in ordinary shares remaining that have not yet been issued or sold under our at-the-market equity program with Jefferies LLC. As of March 2, 2022, we have received approximately $118.0 million in gross proceeds from our at-the-market equity program, and we have received $292.5 million under our collaborations with third parties, exclusive of any potential future milestone and royalty payments. We intend to seek additional funding in the future through collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these financing sources.

Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. We may seek access to the capital and credit markets for working capital, capital expenditure, and other business initiatives. The capital and credit markets are experiencing, and in the past have experienced, extreme volatility and disruption, which may lead to uncertainty and liquidity issues for both borrowers and investors. In the event of adverse market conditions, or other factors, additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity or convertible debt securities, our shareholders will suffer dilution and the terms of any financing may adversely affect the rights of our shareholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing shareholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities received any distribution of corporate assets.

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

We are a clinical-stage genetic medicines company with a limited operating history. We commenced active operations in 2012. Our operations to date have been limited to organizing and staffing our company, research and development activities, manufacturing, preclinical and clinical development, patient advocacy activities, business planning and raising capital. Our lead clinical development programs are designed to treat genetic diseases within the CNS, including ALS, FTD, HD and DMD, and we expect to share clinical data in 2022 to provide insight into the clinical effects of PN chemistry to enable decision making. With RNA base editing, our initial focus is on using GalNAc-conjugated AIMers to treat hepatic diseases and our lead program is designed to treat AATD. We expect to select an AATD AIMer development candidate and initiate IND-enabling toxicology studies in the third quarter of in 2022. We have not yet demonstrated our ability to successfully complete pivotal clinical trials, obtain marketing approvals, or conduct sales and marketing activities necessary for successful product commercialization. We have limited experience manufacturing our products at commercial scale or arranging for a third party to do so on our behalf. Typically, it takes many years to develop and commercialize a therapeutic from the time it is discovered to when it is available for treating patients. Further, drug development is a capital-intensive and highly speculative undertaking that involves a substantial degree of risk. You should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by biotechnology companies in the early stages of clinical development, such as ours. Any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

As a clinical-stage company with multiple programs and multiple clinical trials currently underway, the pandemic is impacting the execution of our clinical trials. We have clinical trial sites located in countries that have been affected by COVID-19 and variants thereof. Clinical site initiation and patient enrollment has been delayed due to prioritization of hospital resources in favor of COVID-19 patients and difficulties in recruiting clinical site investigators and clinical site staff. Some patients have not been able to travel or gain access to clinical trial sites due to local restrictions. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened risk of exposure to COVID-19, has been negatively impacted, which has delayed the timelines of our clinical trial operations. We are continuing to experience delays and disruptions in our clinical trials and preclinical studies due to resource constraints at contract research organizations and vendors along their supply chain. We may also experience interruption of key clinical trial activities, such as on-site clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may ultimately impact the extent of missing data.

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

We rely upon third parties for many aspects of our business, including the raw materials used to make our product candidates and the conduct of our clinical trials and preclinical studies. While we have built up inventory to assist us through this uncertain operating environment, our suppliers may be disrupted now or in the future, which may affect our ability to procure items that are essential for our research and development activities and may cause pricing increases, inflation, and significant disruptions to our business.

We have implemented procedures to protect our workforce in manufacturing and laboratory operations, including implementing a mandatory COVID-19 vaccination policy in October 2021, while ensuring appropriate remote working protocols have been implemented for our employees who can work from home. The spread of COVID-19 and the responsive measures taken to date have limited our access to our facilities and caused the majority of our employees to work from home. We continue to monitor the global spread of COVID-19 and the response of international, national and local authorities, and have implemented and will continue to implement measures that we believe are appropriate and necessary for our business and the safety of our employees. These public health directives and orders may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. The increase in working remotely has increased our cybersecurity risk, has created data accessibility concerns, and has made us more susceptible to communication disruptions. In addition, as a result of potential shelter-in-place orders or other mandated travel restrictions, our on-site staff conducting research and development and manufacturing activities have experienced difficulties and delays in accessing our laboratories or manufacturing space.

Our future capital requirements depend on many factors, including the continued uncertainty and duration of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our securities or such sales may be on unfavorable terms.

The COVID-19 global pandemic, including any emerging variants of COVID-19, is continuing to evolve rapidly and is subject to change. While we are adapting our processes to lessen the impact that COVID-19 may have on our business, we do not yet know the full extent of delays or long-term impacts on our business, our clinical trials, healthcare systems or the global economy. These impacts are highly uncertain and cannot be predicted with confidence, such as variants of the virus that may evolve, the duration of the outbreak, travel restrictions and actions to contain the outbreak or address its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. These effects may materially adversely affect our business, financial condition, results of operations, and prospects.

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

A number of clinical trials for oligonucleotide products conducted by other companies have not been successful, but some have received regulatory approval. The pharmacological properties ascribed to the investigational compounds we are testing in laboratory studies may not be positively demonstrated in clinical trials in patients, and they may interact with human biological systems in unforeseen, ineffective or harmful ways. For example, our first three clinical programs contained our first-generation chemistry, all of which we discontinued following receipt of negative clinical data. By contrast, all of our current product candidates contain our next-generation PN backbone chemistry modifications. If our product candidates prove to be ineffective, unsafe or commercially unviable, PRISM and our pipeline would have little, if any, value, which would substantially harm our business, financial condition, results of operations and prospects. In addition, our approach, which focuses on using oligonucleotides for drug development, as opposed to multiple or other, more advanced proven technologies, and new products and technologies that may enter the market, may expose us to additional financial risks and make it more difficult to raise additional capital if we are not successful in developing one or more oligonucleotides that receive regulatory approval.

Because we are developing oligonucleotides, which are considered a relatively new class of drugs, there is increased risk that the outcome of our clinical trials will not be sufficient to obtain regulatory approval.

The FDA and comparable ex-U.S. regulatory agencies have relatively limited experience with oligonucleotides, which may increase the complexity, uncertainty and length of the regulatory review process for our product candidates. To date, the FDA has approved only 13 oligonucleotides for marketing and commercialization. Even though the FDA in January 2021 issued a draft guidance document relating to IND submissions for individualized antisense oligonucleotide drugs for severely debilitating or life-threatening genetic diseases (“n of 1” guidance), the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines specifically in relation to the development considerations for oligonucleotide drugs for larger populations. The general lack of policies, practices or guidelines specific to oligonucleotides may hinder or slow review by the FDA of any regulatory filings that we may submit. Moreover, the FDA may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the development of our product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. Furthermore, in recent years, there has been increased public and political pressure on the FDA with respect to the approval process for new drugs, and the FDA’s standards, especially regarding drug safety, appear to have become more stringent. As a result of the foregoing factors, we may never receive regulatory approval to market and commercialize any product candidate.

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

We have a robust and diverse pipeline of PN-modified, stereopure oligonucleotides, including our clinical silencing and splicing programs as well as our AIMers. Our lead clinical development programs are designed to treat genetic diseases within the CNS, including ALS, FTD, HD and DMD, and we expect to share clinical data in 2022 to provide insight into the clinical effects of PN chemistry to enable decision making. With RNA base editing, our initial focus is on using GalNAc-conjugated AIMers to treat hepatic diseases and our lead program is designed to treat AATD. We expect to select an AATD AIMer development candidate and initiate IND-enabling toxicology studies in the third quarter of 2022. However, we currently have no products on the market. We have invested a significant portion of our efforts and financial resources in the identification and preclinical and clinical development of our oligonucleotides, the development of PRISM, including our ADAR editing capability, and our novel PN backbone chemistry modifications, and the continued growth of our manufacturing capabilities. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. Our success will depend on several factors, including the following:

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

In addition to the oligonucleotides that we manufacture internally, we may utilize CMOs to manufacture the oligonucleotides required for our preclinical studies and clinical trials. There are a limited number of manufacturers that supply oligonucleotides. There are risks inherent in pharmaceutical manufacturing that could affect our ability or the ability of our CMOs to meet our delivery time requirements or provide adequate amounts of material to meet our clinical trial demands on our projected timelines. Included in these risks are potential synthesis and purification failures and/or contamination during the manufacturing process, as well as other issues with our facility or the CMOs’ facilities and ability to comply with the applicable manufacturing requirements, which could result in unusable product and cause delays in our manufacturing timelines and ultimately delay our clinical trials, as well as result in additional expense to us. To manufacture our oligonucleotides, we rely on third parties to supply the required raw materials. We will likely need to secure alternative suppliers for these raw materials, and such alternative suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. For example, we source certain materials used in the manufacture of our products from China and other countries outside of the United States; the coronavirus outbreak or other similar global disruptions has made access to our existing supply chain difficult and further supply chain disruptions could impact our business. Additionally, our cost of goods development is at an early stage. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates.

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

We have a robust and diverse pipeline of PN-modified, stereopure oligonucleotides, including our clinical silencing and splicing programs as well as our AIMers. Our lead clinical development programs are designed to treat genetic diseases within the CNS, including ALS, FTD, HD and DMD, and we expect to share clinical data in 2022 to provide insight into the clinical effects of PN chemistry to enable decision making. With RNA base editing, our initial focus is on using GalNAc-conjugated AIMers to treat hepatic diseases and our lead program is designed to treat AATD. We expect to select an AATD AIMer development candidate and initiate IND-enabling toxicology studies in the third quarter of 2022. Although we continue to build on our experience in manufacturing oligonucleotides, we have limited experience as a company manufacturing product candidates for commercial supply. We may never be successful in manufacturing product candidates in sufficient quantities or with sufficient quality for commercial use. Our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, operator error, natural disasters, unavailability of qualified personnel, difficulties with logistics and shipping, problems regarding yields or stability of product, contamination or other quality control issues, power failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Before obtaining regulatory approval for the commercial distribution of any of our product candidates, we must conduct, at our own expense, extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome, and the historical failure rate for drugs in preclinical and clinical development is high. For example, our first three clinical programs contained our first-generation chemistry, all of which we discontinued following receipt of negative clinical data. By contrast, all of our current product candidates contain our next-generation PN backbone chemistry modifications.

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

Clinical trials also require the review, oversight and approval of IRBs or ethics committees, which review the clinical protocols for investigations that will be conducted at their institutions in order to protect the rights and welfare of human subjects. Inability to obtain or delay in obtaining IRB approval can prevent or delay the initiation and completion of clinical trials at particular sites. Furthermore, failure to provide information to the IRB as required throughout the study, such as emergent safety reports and annual updates, may result in suspension of the IRB’s approval of the trial. Our product candidates may encounter problems during clinical trials that will cause us or regulatory authorities to delay, suspend or terminate these trials, or that will delay or confound the analysis of data from these trials. If we experience any such problems, we may not have the financial resources to continue development of the product candidate that is affected or any of our other product candidates. We may also lose, or be unable to enter into, collaborative arrangements for the affected product candidate and for other product candidates we are developing. The development of one or more of our product candidates can fail at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent regulatory approval or our ability to commercialize our product candidates, including:

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

In addition, our success may depend, in part, on our ability to identify patients who qualify for our clinical trials, or are likely to benefit from any medicines that we may develop, which will require those potential patients to undergo a screening assay, which we also refer to as a companion diagnostic test, for the presence or absence of a particular genetic sequence. For example, in HD, we are conducting a clinical trial for WVE-003, which targets a SNP associated with the mutant allele of the HTT gene. Approximately 40% of the HD patient population carry this SNP. We have developed a novel screening assay that is intended to identify whether a patient has the particular SNP that our product candidate is targeting, and partnered with a third party for testing in future trials. If we, or any third parties that we engage to assist us are unable to successfully identify patients with the appropriate SNP that we are targeting, the percentage of patients with the SNP we are targeting is lower than expected, or we experience delays in testing, we may not realize the full commercial potential of any product candidates we develop.

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

Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory authorization prior to commercialization. We are not a medical device company, and we have limited experience developing medical devices. A more detailed description of the FDA approval process for companion diagnostic tests is included under “Business – Government Regulation – In Vitro Diagnostic Tests for Biomarkers.” Given our limited experience in developing and commercializing companion diagnostic tests, we may seek to collaborate with third parties to assist us in the design, manufacture, regulatory authorization and commercialization of the companion diagnostic tests for some of our product candidates. In November 2019, we entered into a collaboration with Asuragen, Inc. (“Asuragen”) for the development and commercialization of companion diagnostics for our allele-selective product candidate in HD. We, Asuragen and other potential collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostic tests, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by us or our collaborators to develop or obtain regulatory authorization of the companion diagnostic tests could delay or prevent approval of our product candidates. If we, Asuragen or any other third parties that we engage to assist us, are unable to successfully develop, validate, and commercialize companion diagnostic tests for our drug candidates, or experience delays in doing so, our clinical trials and our business could be materially harmed.

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

If we are granted orphan drug designations in the United States for any of our product candidates, there can be no guarantee that we will maintain orphan status for these product candidates or receive approval for any product candidate with an orphan drug designation.

Subject to receiving approval from the FDA of an NDA, products granted orphan drug status are provided with seven years of marketing exclusivity in the United States, meaning the FDA generally will not approve applications for other product candidates for the same orphan indication that contain the same active ingredient.

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

Even if we obtain regulatory approvals, our marketed drugs will be subject to ongoing regulatory oversight. If we fail to comply with continuing U.S. and foreign requirements, our approvals, if obtained, could be limited or withdrawn, we could be subject to other penalties, and our business would be seriously harmed.

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

All aspects of our business, including research and development, manufacturing, marketing, pricing, sales, litigation, and intellectual property rights, are subject to extensive legislation and regulation. Changes in applicable U.S. federal and state laws and agency regulation, as well as foreign laws and regulations, could have a materially negative impact on our business. In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates or any potential future product candidates of ours, restrict or regulate post-approval activities, or affect our ability to profitably sell any product candidates for which we obtain marketing approval. Increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Congress also must reauthorize the FDA’s user fee programs every five years and often makes changes to those programs in addition to policy or procedural changes that may be negotiated between the FDA and industry stakeholders as part of this periodic reauthorization process. The negotiation process for the next cycle of prescription drug and generic drug user fee programs was completed in 2021 as those programs must be reauthorized by Congress in mid-2022.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in health care systems with the stated goals of containing health care costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, Congress passed the ACA, which substantially changed the way health care is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry.

There remain judicial and Congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or effectively repealed. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the law’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although the new federal administration under President Biden has signaled that it plans to build on the ACA and expand the number of people who are eligible for health insurance subsidies under it. It is unknown what form any such changes or any law would take, and how or whether it may affect the pharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, such as changes allowing the federal government to directly negotiate drug prices, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry in the United States.

The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. If there are not adequate reimbursement levels, our business and results of operations could be adversely affected.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken.  However, the Medicare sequester reductions under the Budget Control Act of 2011 was suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic, pursuant to provisions of the Coronavirus Aid, Relief, and Economic Security Act (“the “CARES Act”), which also extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The suspension was subsequently extended through March 31, 2022, with a reduction of the suspension to 1% sequester through June 30, 2022.

In addition, the Drug Supply Chain Security Act enacted in 2013 imposed obligations on manufacturers of pharmaceutical products related to product tracking and tracing, and in February 2022, FDA released proposed regulations to amend the national standards for licensing of wholesale drug distributors by the states; establish new minimum standards for state licensing third-party logistics providers; and create a federal system for licensure for use in the absence of a State program, each of which is mandated by the DSCSA. As another example, on December 20, 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the CREATES Act. The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. The CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown. Other legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are unsure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or whether such changes will have any impact on our business.

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

Any additional federal or state health care reform measures could limit the amounts that third-party payers will pay for future health care products and services, and, in turn, could significantly reduce the projected value of certain development projects and reduce our profitability.

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

Natural disasters could severely disrupt our operations and have a material adverse effect on our business operations. If a natural disaster, health epidemic, or other event beyond our control occurred that prevented us from using all or a significant portion of our office, manufacturing and/or lab spaces, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult for us to continue our business for a substantial period of time. Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. Clinical site initiation and patient enrollment in our clinical trials have been delayed due to prioritization of hospital resources in favor of COVID-19 patients and difficulties in recruiting clinical site investigators and clinical site staff. The COVID-19 global pandemic, including emerging or future variants of COVID-19, and its impact on our business is highly uncertain and subject to change. We do not yet know the full extent of potential delays or long-term impacts on our business, our preclinical studies and clinical trials, healthcare systems or the global economy. In addition, certain of our research and development efforts are conducted globally. A health epidemic or other outbreak could materially and adversely affect our business, financial condition and results of operations.

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

We depend on third-party collaborators for the co-development and co-commercialization of certain of our product candidates and we face significant competition to the extent we elect to collaborate with others. Our potential future collaborators include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. In April 2018, we commenced a collaboration with Takeda to discover, develop and commercialize oligonucleotides for disorders of the CNS. The collaboration provides Takeda with the option to globally co-develop and commercialize programs targeting HD, ALS, FTD, and SCA3, which we will have the right to co-commercialize in the United States. Collaborations are complex and time-consuming to negotiate and document. In October 2021, we and Takeda amended the collaboration, which discontinued the Category 2 component of the collaboration and Takeda paid us an additional $22.5 million for collaboration-related research and preclinical expenses. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. We may also be restricted under existing license or collaboration agreements from entering into agreements on certain terms with other potential collaborators. If we are unable to enter into collaborations with respect to a product candidate, we may have to curtail the development of such product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

We rely on third party clinical investigators, contract research organizations (“CROs”), clinical data management organizations and consultants to design, conduct, supervise and monitor preclinical studies and clinical trials of our product candidates. Because we rely on third parties and do not have the ability to conduct preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of preclinical studies and clinical trials than we would if we conducted them on our own, including our inability to control whether sufficient resources are applied to our programs.  If any of our CROs are acquired or consolidated, these concerns are likely to be exacerbated and our preclinical studies or clinical trials may be further impacted due to potential integration, streamlining, staffing and logistical changes. These investigators, CROs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. Further, these third parties may not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

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

We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and they must be acceptable to the FDA or approved by foreign regulatory authorities Suppliers and manufacturers, including us, must meet applicable manufacturing requirements, including compliance with cGMP regulations, and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards. In the event that any of our suppliers or manufacturers fail to comply with such requirements or to perform their obligations to us in relation to quality, timing or otherwise, some of which may be out of their or our control, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to increase the manufacturing of the materials ourselves, for which we currently have limited capabilities and resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. Any interruption of the development or operation of the manufacturing of our product candidates, such as order delays for equipment or materials, equipment malfunction, quality control and quality assurance issues, regulatory delays and possible negative effects of such delays on supply chains and expected timelines for product availability, production yield issues, shortages of qualified personnel, discontinuation of a facility or business or failure or damage to a facility resulting from natural disasters, could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available product candidates or materials. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

We are highly dependent upon our senior management and our scientific, clinical and medical staff and advisors. The loss of the service of any of the members of our senior management or other key employees could delay our research and development programs and materially harm our business, financial condition, results of operations and prospects. In addition, we expect that we will continue to have an increased need to recruit and hire qualified personnel as we advance our programs and expand operations. Failure to successfully recruit and retain personnel could impact our anticipated development plans and timelines. For example, in 2019, as a result of the stock price decline and our workforce reduction following the announcement of our decision to discontinue our development of suvodirsen in DMD, and more recently, in light of the COVID-19 global pandemic, we have faced challenges in retaining and attracting employees to support our research and development efforts, and our failure to do so could have an adverse effect on our ability to execute on our business plan. We are dependent on the continued service of our technical personnel because of the highly technical and novel nature of our product candidates, platform and technologies and the specialized nature of the regulatory approval process. Replacing such personnel may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully execute our business strategy, and we cannot assure you that we will be able to identify or employ qualified personnel for any such position on acceptable terms, if at all. Many of the biotechnology and pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in preclinical and clinical testing, manufacturing, governmental regulation and commercialization. In order to do so, we may need to pay higher compensation or fees to our employees or consultants than we currently expect, and such higher compensation payments may have a negative effect on our operating results. We face increased competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unable to attract and retain qualified personnel, the rate and success at which we may be able to discover and develop our product candidates and implement our business plan will be limited.

As we continue our preclinical studies and clinical trials and advance to further clinical development, we may experience difficulties in managing our growth and expanding our operations.

Although we have assembled a team of employees with experience developing medicines and obtaining regulatory approval to market those medicines, we have limited experience as a company in drug development. Our lead clinical development programs are designed to treat genetic diseases within the CNS, including ALS, FTD, HD and DMD, and we expect to share clinical data in 2022 to provide insight into the clinical effects of PN chemistry to enable decision making. With RNA base editing, our initial focus is on using GalNAc-conjugated AIMers to treat hepatic diseases and our lead program is designed to treat AATD. We expect to select an AATD AIMer development candidate and initiate IND-enabling toxicology studies in the third quarter of 2022. As we advance product candidates through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In addition, we must manage our relationships with collaborators or partners, suppliers and other organizations, including our collaboration with Takeda. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. In addition, our future growth may require significant capital expenditures and may divert financial resources from other projects, such as the development of our product candidates. If we are unable to effectively manage our future growth, our expenses may increase and our ability to generate revenue could be reduced.

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

Security breaches, cyber security threats, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we, our CROs and other third parties on which we rely collect and store sensitive data, including legally protected patient health information, personally identifiable information about our employees, intellectual property, vendor information, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems. These applications and data encompass a wide variety of business-critical information, including research and development information and business and financial information.

The secure processing, storage, maintenance and transmission of this critical information by us, or our CROs and other third parties, is vital to our operations and business strategy. Although we are proactive in our approach and take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, or that of our CROs or other third parties, may be vulnerable to attacks by hackers, viruses, breaches, interruptions due to employee error, malfeasance or other disruptions, lapses in compliance with privacy and security mandates, or damage from natural disasters, terrorism, war and telecommunication and electrical failures. For example, the COVID-19 pandemic has led to an increase in those working remotely, including our employees and third parties we do business with, which increases our cyber security risk, has created data accessibility concerns, and has made us more susceptible to communication disruptions. In addition, cyberattacks, malicious internet-based activity and fraud are prevalent and continue to increase in frequency. Any such event, including a cyberattack, could compromise our networks, or that of our CROs or other third parties, and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Furthermore, any such event could result in information theft, data corruption, operational disruption, damage to our reputation, or financial loss, and could subject us to liability or negatively impact our business operations.

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

Numerous federal, state and international laws address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of personally identifiable information and other user data. Numerous states already have, and are looking to expand, data protection legislation. For example, in 2018, California enacted the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020. The CCPA gives California residents expanded privacy rights and protections, and provides civil penalties for violations and a private right of action for data breaches. Outside the United States, personally identifiable information and other user data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of information that is collected, processed and transmitted in or from the governing jurisdiction. Foreign data protection, privacy, information security, user protection and other laws and regulations are often more restrictive than those in the United States. In particular, the EU and its member states traditionally have taken broader views as to types of data that are subject to privacy and data protection laws and regulations, and have imposed greater legal obligations on companies in this regard. For example, in April 2016, European legislative bodies adopted the General Data Protection Regulation (“GDPR”), which became effective May 25, 2018. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data of EU residents. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of annual worldwide revenue, whichever is higher. While we have taken steps to comply with the GDPR, including enhancing our security procedures, updating our website, revising our clinical trial informed consents, and entering into data processing agreements with relevant contractors, we cannot assure you that our efforts to remain in compliance will be fully successful. The GDPR and other changes in laws or regulations associated with the enhanced protection of personal data may increase our costs of compliance and result in greater legal risks.

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

For the years ended December 31, 2021 and 2020, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, the results of our operations or our cash flows. A hypothetical 10% change in foreign currency rates would not have a material impact on our historical financial position or results of operations. However, there can be no assurance that changes in foreign currency exchange rates will not have a material adverse impact on us in the future.

The U.S. tax legislation and future changes to applicable U.S. or foreign tax laws and regulations may have a material adverse effect on our business, financial condition and results of operations.

We are subject to income and other taxes in the United States and foreign jurisdictions. Changes in laws and policy relating to taxes or trade, including increases in tax rates or modifications, technical corrections or clarifications to tax laws, such as the Tax Cuts and Jobs Act, may have an adverse effect on our business, financial condition and results of operations. This Annual Report on Form 10-K does not discuss any such tax legislation or changes to tax laws and legislation, or the manner in which it might affect us or purchasers of our securities. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our securities.

We are also subject to different tax regulations in each of the jurisdictions where we conduct our business or where our management is located. We expect the scope and extent of regulation in the jurisdictions in which we conduct our business, or where our management is located, as well as regulatory oversight and supervision, to generally continue to increase. Generally, future changes in applicable U.S. or foreign tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial condition and results of operations.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Additionally, the FDA and regulatory authorities outside the United States have imposed and may continue to impose various restrictions or other policy measures in response to the COVID-19 pandemic.  If a prolonged government shutdown or slowdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Our Intellectual Property

If we are not able to obtain and enforce market exclusivity for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.

In our industry, the majority of an innovative product’s commercial value is usually realized during the period in which it has market exclusivity. Market exclusivity is comprised of both patent and other intellectual property protection, as well as regulatory exclusivity. In the United States and some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there usually are very substantial and rapid declines in the product’s sales. Accordingly, our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including trademarks, trade secrets and in-licenses of intellectual property rights of others, for our product candidates and platform technologies, methods used to manufacture our product candidates, methods of patient stratification and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. Certain research and development activities involved in pharmaceutical development are exempt from patent infringement in the United States and other jurisdictions, for example, in the United States by the provisions of 35 U.S.C. § 271(e)(1) (the “Safe Harbor”). However, in the United States and certain other jurisdictions, the Safe Harbor exemption terminates when the sponsor submits an application for marketing approval (e.g., a New Drug Application (“NDA”) in the United States). Therefore, the risk that a third party might allege patent infringement may increase as our products approach commercialization. We may not be able to apply for patents or obtain patent protection on certain aspects of our product candidates or our platform in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable, or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates, our platform technologies, or any methods relating to them, or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain and involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

Risks Related to Our Being a Singapore Company

We are a Singapore incorporated company and it may be difficult to enforce a judgment of U.S. courts for civil liabilities under U.S. federal securities laws against us, our directors or our officers in Singapore.

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

As a company incorporated under the laws of the Republic of Singapore, we are required to comply with the laws of Singapore, certain of which are capable of extra-territorial application, as well as our constitution. In particular, we are required to comply with certain provisions of the Securities and Futures Act 2001 of Singapore (the “SFA”), which prohibit certain forms of market conduct and require certain information disclosures, and impose criminal and civil penalties on corporations, directors and officers in respect of any breach of such provisions. We are required to comply with the Singapore Code on Take-Overs and Mergers (the “Singapore Takeover Code”), which specifies, among other things, certain circumstances in which a general offer is to be made upon a change in effective control, and further specifies the manner and price at which voluntary and mandatory general offers are to be made.

We are also subject to Section 34 of the Singapore Patents Act, which provides that a person residing in Singapore is required to obtain written authorization from the Singapore Registrar of Patents (the “Registrar”) before filing an application for a patent for an invention outside of Singapore, unless certain conditions have been satisfied. A violation of Section 34 is a criminal offense punishable by a fine not exceeding S$5,000, or imprisonment for a term not exceeding two years, or both. There have been some instances where we have undertaken filings outside of Singapore, and there may be instances where we are required to make such filings in the future, without first obtaining written authorization from the Registrar. We have notified the Registrar of such filings and we have since implemented measures to address the requirements of Section 34 moving forward. To date, the Registrar has offered a compound of some of the offences considered against payment of a sum of S$50 to S$150 per considered case. Under Singapore law, the Registrar has discretion to offer a compound of such offences against payment of a sum of money of up to S$2,000, or to prosecute the offence subject to the other penalties noted above. Per requests in the Registrar’s most recent decision, we have submitted approximately 140 patent applications in multiple patent families, most of which are related to previously reported applications, to the Intellectual Property Office of Singapore (“IPOS”). The IPOS may consider the filing of some or all of these applications to have breached Section 34 requirements per IPOS’ current interpretation of Section 34, and we are waiting for IPOS’ decision on these applications. We cannot assure you that the Registrar will offer to compound any such violations of Section 34, or that any offer to compound will be for an amount similar to previous compound offer.

The laws of Singapore and of the United States differ in certain significant respects. The rights of our shareholders and the obligations of our directors and officers under Singapore law (including under the Companies Act 1967 of Singapore (the “Singapore Companies Act”) are different from those applicable to a company incorporated in the State of Delaware in material respects, and our shareholders may have more difficulty and less clarity in protecting their interests in connection with actions taken by our management, members of our board of directors or our affiliated shareholders than would otherwise apply to a company incorporated in the State of Delaware.

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

Under Singapore law, we may only allot and issue new shares with the prior approval of our shareholders in a general meeting. At our most recent annual general meeting of shareholders, our shareholders provided our directors with a general authority, subject to the provisions of the Singapore Companies Act and our constitution, to allot and issue any number of new ordinary shares and/or make or grant offers, agreements, options or other instruments (including the grant of awards or options pursuant to our equity-based incentive plans and agreements in effect from time to time) that might or would require ordinary shares to be allotted and issued (collectively, the “Instruments”); and unless revoked or varied by us in a general meeting, such authority will continue in force until the earlier of (i) the conclusion of our next annual general meeting of shareholders, or (ii) the expiration of the period within which our next annual general meeting of shareholders is required by law to be held. Subject to the general requirements of the Singapore Companies Act and our constitution, the general authority given to our directors by our shareholders to allot and issue ordinary shares and/or make or grant the Instruments may be exercised by our directors on such terms and conditions, for such purposes and for consideration as they may in their sole discretion deem fit, and with such rights or restrictions as they may think fit to impose and as are set forth in our constitution. Any additional issuances of new ordinary shares and/or any grant of the Instruments by our directors may dilute our shareholders’ interests in our ordinary shares and/or adversely impact the market price of our ordinary shares.

We may be or become a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. Holders.

The rules governing passive foreign investment companies (“PFICs”) can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC, which must be made annually after the close of each taxable year, depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. The fair market value of our assets is expected to relate, in part, to (a) the market price of our ordinary shares and (b) the composition of our income and assets, which will be affected by how, and how quickly, we spend any cash that is raised in any financing transaction. Moreover, our ability to earn specific types of income that we currently treat as non-passive for purposes of the PFIC rules is uncertain with respect to future years. Because the value of our assets for purposes of determining PFIC status will depend in part on the market price of our ordinary shares, which may fluctuate significantly, there can be no assurance that we will not be considered a PFIC for our current taxable year ending December 31, 2022 or for any future taxable year.

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

Our financial results reflect the effect of certain tax credits and the operation of certain tax regimes within the United Kingdom. Recently enacted legislation in the United Kingdom will limit the amount we may be able to claim as a payable tax credit in the future which could impact our financial condition, results of operations and cash flows.

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

Due to a recently enacted change in the U.K. legislation affecting the U.K. research and development tax credit regime for small and medium sized companies, our ability to receive a payable tax credit for the surrender of our trading losses from research and development activities incurred from taxable years beginning on or after April 1, 2021 will be limited to the amount equal to three times our “pay as you earn” and U.K. national insurance tax liabilities, absent our qualification under an exception from such limitation.

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

The market price of our ordinary shares is likely to continue to be highly volatile, including in response to factors that are beyond our control. The stock market in general experiences extreme price and volume fluctuations. In particular, the market prices of securities of pharmaceutical and biotechnology companies are extremely volatile, and experience fluctuations that are often unrelated or disproportionate to the operating performance of these companies. These broad and sector-specific market fluctuations can result in extreme fluctuations in the price of our ordinary shares, regardless of our operating performance, and can cause our shareholders to lose some or all of their investment in us.

Our principal shareholders and management own a significant percentage of our ordinary shares and will be able to exert significant control over matters subject to shareholder approval.

Based on information publicly available to us as of December 31, 2021, our executive officers, our directors and their respective affiliates, and our other significant shareholders beneficially own a significant portion of our outstanding ordinary shares. As a result, these shareholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these shareholders may not be the same as or may even conflict with the interests of our other shareholders. For example, these shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders, which could deprive shareholders of an opportunity to receive a premium for their ordinary shares as part of a sale of our company or our assets and might affect the prevailing market price of our ordinary shares. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

We incur significant costs due to operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting and other requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Protection Act, as well as rules subsequently adopted by the SEC and the Nasdaq Stock Market. These rules and regulations require, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition and establish and maintain effective disclosure and financial controls and corporate governance practices. We expect that compliance with these rules and regulations will continue to result in substantial legal and financial compliance costs and will make some activities more time-consuming and costly. Our management and other personnel devote a substantial amount of time to these compliance requirements.

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

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure, however, that our estimates, or the assumptions underlying them, will not change over time or otherwise prove inaccurate. For example, our estimates as they relate to anticipated timelines and milestones for our clinical trials or preclinical development may prove to be inaccurate. If this is the case, we may be required to restate our consolidated financial statements, which could, in turn, subject us to securities class action litigation. Defending against such potential litigation relating to a restatement of our consolidated financial statements or otherwise would be expensive and would require significant attention and resources of our management. Moreover, our insurance to cover our obligations with respect to the ultimate resolution of any such litigation may be inadequate. As a result of these factors, any such potential litigation could have a material adverse effect on our financial results, harm our business, and cause our share price to decline.

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

Our share price may fluctuate for many reasons, including as a result of public announcements regarding the progress of our development efforts or the development efforts of our collaborators and/or competitors, the addition or departure of our key personnel, variations in our quarterly operating results and changes in market valuations of pharmaceutical and biotechnology companies. Holders of stock that has experienced significant price and trading volatility have occasionally brought securities class action litigation against the companies that issued the stock. If any of our shareholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management, which could harm our business.

Sales of additional ordinary shares could cause the price of our ordinary shares to decline.

Sales of substantial amounts of our ordinary shares in the public market, or the availability of such shares for sale, by us or others, including the issuance of ordinary shares upon exercise of outstanding options or vesting of outstanding restricted share units, or the perception that such sales could occur, could adversely affect the price of our ordinary shares. Certain of our shareholders have required us, or have the right to require us, to register the sales of their shares under the Securities Act under agreements between us and such shareholders. For example, in August 2019, we filed a registration statement on Form S-3, which was declared effective on August 14, 2019, to register the resale from time to time by certain of our executive officers, directors and their affiliates of up to approximately 7.1 million ordinary shares.

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

We maintain our U.S. corporate offices and research and development facilities in Cambridge, Massachusetts, where we lease office and laboratory space of approximately 44,000 square feet.

We lease approximately 90,000 square feet of office and laboratory space in Lexington, Massachusetts, which we use for our research, development and cGMP manufacturing.

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

Shareholders

As of February 25, 2022, we had 60,844,495 ordinary shares outstanding and approximately 12 shareholders of record of our ordinary shares.

Unregistered Sales of Securities

Not applicable.

Issuer Purchases of Equity Securities

None.

Item 6.	[Reserved]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a clinical-stage genetic medicines company committed to delivering life-changing treatments for people battling devastating diseases. Using PRISM™, our proprietary discovery and drug development platform that enables the precise design, optimization and production of novel stereopure oligonucleotides, we aspire to develop best-in-class medicines that target the transcriptome to treat genetically defined diseases with a high degree of unmet need.

We are developing oligonucleotides that target ribonucleic acid (“RNA”) and harness existing cellular machinery to reduce the expression of disease-promoting RNA or proteins, restore the production of functional proteins, or modulate protein expression. By intervening at the RNA level, we have the potential to address diseases that have historically been difficult to treat with small molecules or biologics, while retaining the ability to titrate dose, modulate duration of effect, and avoid risk of permanent off-target genetic changes and other challenges associated with DNA editing or gene therapy approaches. Oligonucleotides have additional advantages as a therapeutic class, including the ability to access multiple tissue types and the ability to modulate the frequency of dosing to ensure broad distribution within tissues over time. Oligonucleotides also have well-established manufacturing processes and validated test methods based on decades of improvements, as well as established regulatory, access and reimbursement pathways.

Our approach is based on the scientific insight that the biological machinery necessary to address genetic diseases already exists in human cells and can be controlled with the right tools. We have built a genetic toolkit comprised of multiple therapeutic modalities, including RNase-H mediated silencing, RNAi, splicing, and RNA base editing, all of which leverage learnings and optimizations from our PRISM platform and allow us to design built-for-purpose molecules to optimally address disease biology.

Our A-to-I RNA base editing oligonucleotides (“AIMers”) represent our newest therapeutic modality. AIMers are designed to correct single base mutations on RNA transcript, thereby avoiding permanent changes to the genome that occur with DNA-targeting approaches. Rather than using an exogenous editing enzyme, AIMers recruit proteins that exist in the body, called ADAR (adenosine deaminases acting on RNA) enzymes, which naturally possess the ability to change an adenine (A) to an inosine (I), which cells read as guanine (G). This approach enables simplified delivery and avoids the risk of irreversible off-target effects with DNA-targeting approaches. AIMers are short in length, fully chemically modified, and use novel chemistry, including proprietary PN backbone modifications and chiral control, which make them distinct from other ADAR-mediated editing approaches.

Our PRISM platform is built on the recognition that a significant opportunity exists to tune the pharmacological properties of oligonucleotide therapeutics by leveraging three key features of these molecules: sequence, chemistry, and stereochemistry. Our unique ability to control stereochemistry, which is a reality of chemically modified oligonucleotides, provides the resolution necessary to optimize pharmacological profiles. PRISM therefore enables us to design stereopure oligonucleotides, which are comprised of molecules with atoms precisely and purposefully arranged in three-dimensional orientations at each linkage. These differ from the mixture-based oligonucleotides currently on the market or in development by others. Additionally, to mitigate pharmacological risks and potential manufacturing challenges, our approach focuses on designing short, chemically modified oligonucleotides without the need for complex delivery vehicles.

Our work in developing stereopure oligonucleotides has enabled the continued evolution of PRISM and our drug discovery process of selecting genetically defined targets, identifying a sequence and applying the therapeutic modality we determine is best suited for the disease biology. We use our PRISM platform engine to screen candidates and optimize the pharmacologic profile based on predefined design principles, which reflect a deep understanding of how the interplay among oligonucleotide sequence, chemistry and backbone stereochemistry impacts key pharmacological properties. Through continued exploration of these interactions using iterative analysis of in vitro and in vivo outcomes and machine learning-driven predictive modeling, we also continue to refine our design principles that we deploy across subsequent programs.

In August 2020, we publicly introduced our novel PN backbone chemistry modifications, which have been shown preclinically to increase potency, distribution and durability of effect across various modalities. PN chemistry has been incorporated into all of our current clinical, preclinical and discovery-stage programs.

We have a robust and diverse pipeline of PN-modified, stereopure oligonucleotides, including our clinical silencing and splicing programs, as well as our AIMers. Our lead clinical development programs are designed to treat genetic diseases within the central nervous system (“CNS”), including amyotrophic lateral sclerosis (“ALS”), frontotemporal dementia (“FTD”), Huntington’s disease (“HD”), and muscular dystrophies, including Duchenne muscular dystrophy (“DMD”). These programs include:

-	WVE-004 (silencing), our C9orf72 molecule for the treatment of C9orf72-associated ALS and FTD,
-	WVE-003 (silencing), our mHTT SNP3 molecule for the treatment of HD, and
-	WVE-N531 (splicing), our exon 53 molecule for the treatment of DMD.

With RNA base editing, our initial focus is on using GalNAc-conjugated AIMers to treat hepatic diseases and our lead program is designed to treat alpha-1antitrypsin deficiency (“AATD”). We expect to select an AATD AIMer development candidate and initiate IND-enabling toxicology studies in the third quarter of 2022.

We continue to invest in PRISM to further evolve and apply the expanding capabilities and promise of our unique platform. We have also established and continue to enhance our internal current good manufacturing practices (“cGMP”) manufacturing capabilities to increase control and visibility of our drug substance supply chain, while continuing to innovate oligonucleotide manufacturing.

COVID-19 Business Update

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

Our on-site activities continue with protocols for safely accessing and working within our facilities, including a mandatory COVID-19 vaccination policy that we implemented in October 2021. While we continue to conduct research and development activities, including our ongoing clinical trials, the COVID-19 pandemic has impacted, and may continue to impact, certain of our early-stage discovery efforts and clinical trials. We are working with our clinical investigators, research and development vendors, and supply chain vendors to continually assess and take steps to mitigate the potential impact of COVID-19 on our manufacturing operations and research and development activities.

We will continue to closely monitor the COVID-19 situation as we evolve our business continuity plans. Given the global risks and uncertainties associated with COVID-19, our business, results of operations, and prospects could be materially adversely affected. For additional information, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss was $122.2 million in 2021 and $149.9 million in 2020. As of December 31, 2021 and 2020, we had an accumulated deficit of $805.5 million and $683.3 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future.

Revenue

We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenue during the years ended December 31, 2021 and 2020 represented revenue earned under our two revenue-generating collaboration agreements: the Pfizer Collaboration Agreement (as defined in Note 5 in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K (“Note 5”)), which was entered into in

May 2016 and ended by its original terms in May 2020, and the Takeda Collaboration Agreement (as defined in Note 5), which became effective in April 2018.

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

Our research and development expenses consist primarily of expenses related to our CROs, CMOs, consultants, other external vendors and fees paid to global regulatory agencies to conduct our clinical trials, in addition to compensation-related expenses, internal manufacturing expenses, facility-related expenses and other general operating expenses. These expenses are incurred in connection with research and development efforts and our preclinical studies and clinical trials. We track certain external expenses on a program-by-program basis. However, we do not allocate compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses or other operating expenses to specific programs. These expenses, which are not allocated on a program-by-program basis, are included in the “PRISM (including ADAR editing) and other research and development expenses” category along with other external expenses related to our discovery and development programs, as well as platform development and identification of potential drug discovery candidates.

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

Other Income, Net

Other income, net consists primarily of refundable tax credits from tax authorities, as well as dividend and interest income earned on cash and cash equivalents balances for the years ended December 31, 2021 and 2020. We recognize refundable tax credits when there is reasonable assurance that we will comply with the requirements of the refundable tax credit and that the refundable tax credit will be received.

Income Taxes

We are a Singapore multi-national company subject to taxation in the United States and various other jurisdictions.

As of December 31, 2021 and 2020, we have recorded a full valuation allowance against our net operating loss carryforwards and federal and state tax credits in all jurisdictions due to uncertainty regarding future taxable income.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

The following table summarizes our results of operations for 2021 and 2020:

	For the Year Ended December 31,
	2021	2020	Change
	(in thousands)
Revenue	$40,964	$20,077	$20,887
Operating expenses:
Research and development	121,875	130,944	(9,069)
General and administrative	46,105	42,510	3,595
Total operating expenses	167,980	173,454	(5,474)
Loss from operations	(127,016)	(153,377)	26,361
Total other income, net	4,567	2,626	1,941
Loss before income taxes	(122,449)	(150,751)	28,302
Income tax benefit	204	841	(637)
Net loss	$(122,245)	$(149,910)	$27,665

Revenue

Revenue of $41.0 million was earned under the Takeda Collaboration Agreement for the year ended December 31, 2021. Revenue of   $20.1 million was earned under the Takeda Collaboration Agreement and the Pfizer Collaboration Agreement for the year ended December 31, 2020. The $20.9 million increase is primarily driven by the recognition of $22.5 million of revenue for research and development services related to the Amendment to our Takeda Collaboration Agreement, as described in Note 5, partially offset by the fact that no revenue was earned under the Pfizer Collaboration Agreement in 2021, as it ended by its original terms in May 2020.

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
	2021	2020	Change
	(in thousands)
DMD programs	$1,115	$7,120	$(6,005)
HD programs	23,565	31,325	(7,760)
ALS and FTD programs	10,100	7,908	2,192
PRISM (including ADAR editing) and other research and development expenses (1)	87,095	84,591	2,504
Total research and development expenses	$121,875	$130,944	$(9,069)

(1)

Includes discovery and development programs, identification of potential drug discovery candidates, and compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $121.9 million for the year ended December 31, 2021, compared to $130.9 million for the year ended December 31, 2020. The decrease of approximately $9.0 million was due primarily to the following:

•

a decrease of $6.0 million in external expenses related to our DMD programs, driven by decreased external expenses related to our discontinued suvodirsen program, partially offset by continuing external expenses for our PN chemistry containing WVE-N531 program;

•

a decrease of $7.8 million in external expenses related to our HD programs, driven by decreased external expenses related to our discontinued WVE-120101 and WVE-120102 programs, partially offset by continuing external expenses for our PN chemistry containing WVE-003 program;

•	an increase of $2.2 million in external expenses related to our ALS and FTD programs, including our PN chemistry containing WVE-004 program; and
•

an increase of $2.5 million in internal and external research and development expenses related to PRISM (including ADAR editing) and our other research and development activities that are not allocated on a program-by-program basis, primarily due to increases in compensation-related expenses, as well as increases in other external research and development expenses.

General and Administrative Expenses

General and administrative expenses were $46.1 million for the year ended December 31, 2021 compared to $42.5 million for the year ended December 31, 2020. The increase of $3.6 million was mainly driven by increases in professional services expenses and other general and administrative operating expenses, as well as increases in compensation-related expenses.

Other Income, Net

Other income, net for the years ended December 31, 2021 and 2020 was $4.6 million and $2.6 million, respectively. The increase of approximately $2.0 million in other income, net was primarily driven by increases in estimated refundable tax credits, partially offset by a decrease of approximately $0.5 million in dividend income earned on cash equivalents during the year ended December 31, 2021.

Income Tax Benefit

During the years ended December 31, 2021 and 2020, we recorded income tax benefits of $0.2 million and $0.8 million, respectively, primarily due to the release of a portion of our uncertain tax positions as a result of a lapse in the statute of limitations.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net losses. To date, we have primarily funded our operations through private placements of debt and equity securities, public offerings of our ordinary shares and collaborations with third parties. Through December 31, 2021, we have received an aggregate of approximately $863.5 million in net proceeds from these transactions. We received $89.3 million in net proceeds from private placements of our debt and equity securities, $100.4 million in net proceeds from our initial public offering, $40.0 million under the Pfizer Agreements (as defined in Note 5), including $10.0 million as an upfront payment under the Pfizer Collaboration Agreement and $30.0 million in the form of an equity investment, $93.5 million in net proceeds from our April 2017 follow-on underwritten public offering, $170.0 million in upfront payments under the Takeda Agreements (as defined in Note 5), including $110.0 million as an upfront payment under the Takeda Collaboration Agreement (as defined in Note 5) and $60.0 million in the form of an equity investment, $161.8 million in net proceeds from our January 2019 follow-on underwritten public offering, $93.7 million in net proceeds from our September 2020 follow-on underwritten public offering and $114.8 million in net proceeds from our at-the-market equity program.

As of December 31, 2021, we had cash and cash equivalents of $150.6 million, restricted cash of $3.7 million and an accumulated deficit of $805.5 million. Our operating lease commitments as of December 31, 2021 total $37.5 million, of which $7.2 million is related to payments in 2022 and $30.3 million is related to payments beyond 2022.

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

Until we can generate significant revenue from product sales, if ever, we expect to continue to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. In May 2019, we filed a shelf registration statement on Form S-3ASR with the SEC pursuant to which we registered for sale an indeterminate amount of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. Our shelf registration statement on Form S-3ASR also includes a prospectus covering up to an aggregate of $250.0 million in ordinary shares that we may issue and sell from time to time, through Jefferies LLC (“Jefferies”) acting as our sales agent, pursuant to the open market sales agreement that we entered into with Jefferies in May 2019, as amended in March 2020 (the “Sales Agreement”), for our “at-the-market” equity program. Since we no longer qualified as a “well-known seasoned issuer” at the time of the filing of our Annual Report on Form 10-K for the year ended December 31, 2019, we previously amended the shelf registration statement to register for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including the $250.0 million in ordinary shares that we may issue and sell from time to time pursuant to our “at-the-market” equity program. This registration statement, which we refer to as the “2019 Form S-3,” will remain effective for up to three years from the date it initially became effective in May 2019, or until May 2022. During the year ended, December 31, 2021, the Company sold 10,740,915 ordinary shares under its at-the-market equity program for aggregate net proceeds of $54.9 million. As of March 2, 2022, we have approximately $282.0 million in securities available for issuance under our shelf registration statement, including approximately $132.0 million in ordinary shares available for issuance under our at-the-market equity program.

On or about March 3, 2022, we plan to file a new universal shelf registration on Form S-3 with the SEC, pursuant to which we will register for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the “2022 Form S-3.” The 2022 Form S-3 includes a prospectus covering up to approximately $132.0 million in ordinary shares remaining that have not yet been issued or sold under our Sales Agreement with Jefferies. We make no assurances as to if or when the 2022 Form S-3 will become effective or, if it does become effective, as to the continued effectiveness of the 2022 Form S-3. Subject to the effectiveness of the 2022 Form S-3, we will deregister the remaining securities under the 2019 Form S-3 and we will not issue or sell any additional securities under the 2019 Form S-3. This report shall not constitute an offer to sell or the solicitation of an offer to buy any securities under the 2022 Form S-3 that we filed with the SEC, nor shall there be any sale of such securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	For the Year Ended December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(88,993)	$(115,982)
Net cash used in investing activities	(560)	(1,338)
Net cash provided by financing activities	55,828	154,538
Effect of foreign exchange rates on cash	(208)	122
Net increase (decrease) in cash, cash equivalents and restricted cash	$(33,933)	$37,340

Operating Activities

During 2021, operating activities used $89.0 million of cash, primarily due to our net loss of $122.2 million, offset by non-cash charges of $26.2 million, partially offset by changes in our operating assets and liabilities of $7.0 million. The non-cash charges for 2021 related mainly to share-based compensation expense of $16.4 million and depreciation expense of $7.5 million. The largest changes in operating assets and liabilities were a decrease of $30.0 million in accounts receivable and a decrease of $18.5 million in deferred revenue related to the Takeda Collaboration Agreement, as well as a decrease in accounts payable of approximately $6.6 million.

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

Investing Activities

During 2021, investing activities used $0.6 million of cash, consisting of purchases of property and equipment.

During 2020, investing activities used $1.3 million of cash, consisting of purchases of property and equipment.

Financing Activities

During 2021, net cash provided by financing activities was $55.8 million, which was mainly due to the approximately $55.0 million in net proceeds from our at-the-market equity program.

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

Foreign Currency Risk

Due to our operations outside of the Unites States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial condition, the results of our operations or our cash flows. For the years ended December 31, 2021 and 2020, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, the results of our operations or our cash flows.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

As a “smaller reporting company” and a “non-accelerated filer,” we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, KPMG LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2021.

Item 9B.	Other Information

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2022 Annual General Meeting of Shareholders, or the Proxy Statement, if the Proxy Statement is filed not later than 120 days after the end of our fiscal year ended December 31, 2021, in the sections titled “Management and Corporate Governance,” “Delinquent Section 16(a) Reports,” and “Code of Business Conduct and Ethics,” and is incorporated herein by reference. If the Proxy Statement is not filed within such 120-day period, the information required by this item will be contained in an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, or the Form 10-K/A.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2021, the information required by this item will be contained in the Form 10-K/A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2021, the information required by this item will be contained in the Form 10-K/A.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance – Board of Directors” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2021, the information required by this item will be contained in the Form 10-K/A.

Item 14.	Principal Accountant Fees and Services

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information set forth in the sections titled “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accountant and Independent Singapore Auditor” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2021, the information required by this item will be contained in the Form 10-K/A.

Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:

1. Financial Statements

See Index to Consolidated Financial Statements on page 110 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Constitution (formerly known as Memorandum of Association and Articles of Association)		Amendment No. 5 to Form S-1 (Exhibit 3.2)	11/10/2015	333-207379

4.1	Form of Specimen Ordinary Share Certificate		Amendment No. 3 to Form S-1 (Exhibit 4.1)	11/06/2015	333-207379
4.2	Description of Securities of the Registrant and Comparison of Shareholder Rights	X

4.3.1	Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of August 14, 2015		Form S-1 (Exhibit 4.2)	10/09/2015	333-207379

4.3.2	Amendment No. 1 to Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of November 8, 2018		Form 10-Q (Exhibit 10.2)	11/09/2018	001-37627

4.4	Share Purchase Agreement by and between the Registrant and C.P. Pharmaceuticals International C.V., dated as of May 5, 2016		Form 10-Q (Exhibit 10.2)	08/15/2016	001-37627

Lease Agreements

10.1.1	Lease Agreement by and between Wave Life Sciences USA, Inc., the Registrant, and King 733 Concord LLC, dated as of April 6, 2015		Form S-1 (Exhibit 10.7)	10/09/2015	333-207379

10.1.2	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and CPI/King 733 Concord Owner, LLC, dated as of December 9, 2020		Form 10-K (Exhibit 10.5.2)	03/04/2021	001-37627

10.2.1	Lease Agreement by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of September 26, 2016.		Form 8-K (Exhibit 10.1)	01/06/2017	001-37627

10.2.2	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of December 31, 2016		Form 8-K (Exhibit 10.1)	01/06/2017	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

Collaboration and License Agreements

10.3.1†	Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and Takeda Pharmaceutical Company Limited, dated as of February 19, 2018		Form 10-Q (Exhibit 10.1)	05/09/2018	001-37627

10.3.2††

Second Amendment to Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and Takeda Pharmaceutical Company Limited, dated as of October 15, 2021

X

10.4	Share Purchase Agreement by and between Takeda Pharmaceutical Company Limited and the Registrant, dated as of February 19, 2018		Form 10-Q (Exhibit 10.2)	05/09/2018	001-37627

10.5	Investor Agreement by and between Takeda Pharmaceutical Company Limited and the Registrant, dated as of April 2, 2018		Form 10-Q (Exhibit 10.3)	05/09/2018	001-37627

Agreements with Executive Officers and Directors

10.6+	Form of Deed of Indemnity by and between the Registrant and each of its directors and certain of its officers		Form S-1 (Exhibit 10.11)	10/09/2015	333-207379

10.7+	Employment Agreement, as amended and restated, between the Registrant and Paul B. Bolno, dated as of May 8, 2020		Form 10-Q (Exhibit 10.1)	08/10/2020	333-207379

10.8+	Employment Agreement, as amended and restated, between the Registrant and Chandra Vargeese, dated as of May 8, 2020		Form 10-Q (Exhibit 10.2)	08/10/2020	333-207379

10.9+	Offer Letter by and between the Registrant and Christopher Francis, Ph.D., dated as of March 10, 2014		Form S-1 (Exhibit 10.15)	10/09/2015	333-207379

10.10+	Employment Agreement between the Registrant and Michael Panzara, M.D. dated as of July 11, 2016		Form 10-Q (Exhibit 10.4)	11/09/2016	001-37627

10.11+	Employment Agreement, as amended and restated, between the Registrant and Kyle Moran, dated as of January 1, 2021		Form 10-K (Exhibit 10.15)	03/04/2021	001-37627

10.12+	Non-Employee Director Compensation Policy, as amended, effective as of August 16, 2021		Form 10-Q (Exhibit 10.1)	11/10/2021	001-37627

10.13+	Consulting Agreement by and between Ontorii, Inc. (now Wave Life Sciences USA, Inc.) and Gregory Verdine, dated as of April 1, 2012		Form S-1 (Exhibit 10.16)	10/09/2015	333-207379

10.14+	Nominee Director Fee Agreement by and between the Registrant and Miura & Associates Management Consultants Pte. Ltd., dated as of October 23, 2012		Form S-1 (Exhibit 10.17)	10/09/2015	333-207379

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

Equity and Other Compensation Plans

10.15+	Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Equity Plan”)		Form 10-Q (Exhibit 10.1)	11/09/2017	001-37627

10.16+	Wave Life Sciences Ltd. 2021 Equity Incentive Plan (the “2021 Equity Plan”)		Form 10-Q (Exhibit 10.2)	11/10/2021	001-37627

10.17+	Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan, effective as of August 15, 2019		Form 10-Q (Exhibit 10.1)	11/05/2019	001-37627

10.18.1+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016		Form 10-Q (Exhibit 10.2)	11/09/2017	001-37627

10.18.2+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.23.3)	03/01/2019	001-37627

10.18.3+	Form of Non-qualified Share Option Agreement under the 2021 Equity Plan, effective as August 10, 2021		Form 10-K (Exhibit 10.3)	11/10/2021	001-37627

10.19.1+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of December 2014		Form S-8 (Exhibit 10.1)	12/17/2015	333-208598

10.19.2+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016		Form 10-Q (Exhibit 10.3)	11/09/2017	001-37627

10.20.1+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of June 16, 2016		Form 10-Q (Exhibit 10.4)	11/09/2017	001-37627

10.20.2+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.25.2)	03/01/2019	001-37627

10.20.3+	Form of Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of January 1, 2019		Form 10-Q (Exhibit 10.1)	05/10/2019	001-37627

10.20.4+	Form of Restricted Share Unit Agreement under the 2021 Equity Plan, effective as of August 10, 2021		Form 10-Q (Exhibit 10.4)	11/10/2021	001-37627

10.20.5+	Form of Amended and Restated 2019 Performance-Based Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of March 17, 2021		Form 10-Q (Exhibit 10.2)	05/13/2021	001-37627

10.20.6+	Form of 2021 Performance-Based Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of March 17, 2021		Form 10-Q (Exhibit 10.3)	05/13/2021	001-37627

10.21.1+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of June 21, 2017		Form 10-Q (Exhibit 10.5)	11/09/2017	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.21.2+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.26.2)	03/01/2019	001-37627

10.21.3+	Form of Non-qualified Share Option Agreement for UK Participants under the 2021 Equity Plan, effective as of August 10, 2021		Form 10-Q (Exhibit 10.5)	11/10/2021	001-37627

10.21.4+	Form of Restricted Share Unit Agreement for UK Participants under the 2021 Equity Plan, effective as of August 10, 2021		Form 10-Q (Exhibit 10.6)	11/10/2021	001-37627

10.22.1	Form of Inducement Non-qualified Share Option Agreement		Form 10-Q (Exhibit 10.3)	08/10/2020	001-37627

10.22.2	Form of Inducement Restricted Share Unit Agreement		Form 10-Q (Exhibit 10.7)	11/10/2021	001-37627

10.23.1	Open Market Sale Agreement, dated as of May 10, 2019, by and between the Registrant and Jefferies LLC.		Form S-3ASR (Exhibit 1.2)	05/10/2019	333-231382

10.23.2	Amendment No. 1 to Open Market Sale Agreement, dated as of March 2, 2020, by and between the Registrant and Jefferies LLC		POSASR (Exhibit 1.3)	03/02/2020	333-231382

21.1	List of Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	03/12/2018	001-37627

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)	X

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)	X

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer.	X

101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	The cover page for this Annual Report on Form 10-K for the year ended December 31, 2021 is contained in Exhibit 101 and has been formatted in Inline XBRL.	X

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
(††)

Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wave Life Sciences Ltd.

Date: March 3, 2022	By:	/s/ Paul B. Bolno, M.D.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul B. Bolno, M.D. Paul B. Bolno, M.D.	President, Chief Executive Officer and Director (principal executive officer)	March 3, 2022

/s/ Kyle Moran Kyle Moran	Chief Financial Officer (principal financial officer and principal accounting officer)	March 3, 2022

/s/ Christian Henry Christian Henry	Chairman of the Board of Directors	March 3, 2022

/s/ Gregory L. Verdine, Ph.D. Gregory L. Verdine, Ph.D.	Director	March 3, 2022

/s/ Peter Kolchinsky, Ph.D. Peter Kolchinsky, Ph.D.	Director	March 3, 2022

/s/ Aik-Na Tan Aik-Na Tan	Director	March 3, 2022

/s/ Adrian Rawcliffe Adrian Rawcliffe	Director	March 3, 2022

/s/ Ken Takanashi Ken Takanashi	Director	March 3, 2022

/s/ Mark H. N. Corrigan, M.D. Mark H. N. Corrigan, M.D.	Director	March 3, 2022

/s/ Heidi L. Wagner Heidi L. Wagner	Director	March 3, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Wave Life Sciences Ltd.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wave Life Sciences Ltd. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, Series A preferred shares and shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of revenue recognition for certain research and development services

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company is party to a collaboration agreement which has various obligations, including the requirement to provide research and development (R&D) services. The Company recognizes R&D services revenue over time based on a measure of proportional performance using estimated costs. Amounts received by the Company in advance of performance are recorded as deferred revenue. For the year ended December 31, 2021, the Company recognized revenue of $40,964 thousand, which related to R&D services performed. In addition, as of December 31, 2021, a portion of the Company’s current and long-term deferred revenue relates to R&D services.

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

The following are the primary procedures we performed to address this critical audit matter. We selected certain R&D performance obligations and read the underlying contract with the customer, evaluated the determination of the method for measuring progress, and tested the Company’s estimate of total contract costs to be incurred by (1) comparing the Company’s prior period estimates to actual costs incurred to assess the Company’s ability to estimate accurately, (2) inspecting underlying documentation and third party evidence and comparing them to management’s assumptions and inputs, and (3) inquiring of R&D personnel of the Company to evaluate factors impacting the total contract costs to be incurred, including progress to date and the estimate of remaining contract costs.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

March 3, 2022

WAVE LIFE SCIENCES LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$150,564	$184,497
Current portion of accounts receivable	—	30,000
Prepaid expenses	6,584	10,434
Other current assets	5,416	5,111
Total current assets	162,564	230,042
Long-term assets:
Property and equipment, net	22,266	29,198
Operating lease right-of-use assets	18,378	16,232
Restricted cash	3,651	3,651
Other assets	148	115
Total long-term assets	44,443	49,196
Total assets	$207,007	$279,238
Liabilities, Series A preferred shares and shareholders’ equity
Current liabilities:
Accounts payable	$7,281	$13,795
Accrued expenses and other current liabilities	14,861	11,971
Current portion of deferred revenue	37,098	91,560
Current portion of operating lease liability	4,961	3,714
Total current liabilities	64,201	121,040
Long-term liabilities:
Deferred revenue, net of current portion	77,479	41,481
Operating lease liability, net of current portion	24,955	25,591
Other liabilities	—	474
Total long-term liabilities	102,434	67,546
Total liabilities	$166,635	$188,586
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at December 31, 2021 and 2020	$7,874	$7,874
Shareholders’ equity:
Ordinary shares, no par value; 59,841,116 and 48,778,678 shares issued and outstanding at December 31, 2021 and 2020, respectively	749,851	694,085
Additional paid-in capital	87,980	71,573
Accumulated other comprehensive income	181	389
Accumulated deficit	(805,514)	(683,269)
Total shareholders’ equity	32,498	82,778
Total liabilities, Series A preferred shares and shareholders’ equity	$207,007	$279,238

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2021	2020
Revenue	$40,964	$20,077
Operating expenses:
Research and development	121,875	130,944
General and administrative	46,105	42,510
Total operating expenses	167,980	173,454
Loss from operations	(127,016)	(153,377)
Other income, net:
Dividend income and interest income, net	30	568
Other income, net	4,537	2,058
Total other income, net	4,567	2,626
Loss before income taxes	(122,449)	(150,751)
Income tax benefit	204	841
Net loss	$(122,245)	$(149,910)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(2.36)	$(3.82)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	51,825,566	39,227,618

Other comprehensive income (loss):
Net loss	$(122,245)	$(149,910)
Foreign currency translation	(208)	122
Comprehensive loss	(122,453)	(149,788)

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In- Capital	Comprehensive Income (Loss)	Accumulated Deficit	Shareholders’ Equity
Balance at December 31, 2019	3,901,348	$7,874	34,340,690	$539,547	$57,277	$267	$(533,359)	$63,732
Issuance of ordinary shares, net of offering costs	—	—	8,333,334	93,744	—	—	—	93,744
Issuance of ordinary shares pursuant to the at-the-market equity program, net			5,583,022	59,882	—	—	—	59,882
Share-based compensation	—	—	—	—	14,296	—	—	14,296
Vesting of RSUs	—	—	208,123	—	—	—	—	—
Option exercises	—	—	288,270	741	—	—	—	741
Issuance of ordinary shares under the ESPP			25,239	171	—	—	—	171
Other comprehensive income	—	—	—	—	—	122	—	122
Net loss	—	—	—	—	—	—	(149,910)	(149,910)
Balance at December 31, 2020	3,901,348	$7,874	48,778,678	$694,085	$71,573	$389	$(683,269)	$82,778
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	10,740,915	54,908	—	—	—	54,908
Share-based compensation	—	—	—	—	16,407	—	—	16,407
Vesting of RSUs	—	—	177,279	—	—	—	—	—
Option exercises	—	—	51,957	250	—	—	—	250
Issuance of ordinary shares under the ESPP	—	—	92,287	608	—	—	—	608
Other comprehensive loss	—	—	—	—	—	(208)	—	(208)
Net loss	—	—	—	—	—	—	(122,245)	(122,245)
Balance at December 31, 2021	3,901,348	$7,874	59,841,116	$749,851	$87,980	$181	$(805,514)	$32,498

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(122,245)	$(149,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	2,352	1,869
Depreciation of property and equipment	7,483	8,114
Share-based compensation expense	16,407	14,296
Changes in operating assets and liabilities:
Accounts receivable	30,000	20,000
Prepaid expenses	3,850	(808)
Other assets	(338)	14,121
Accounts payable	(6,567)	5,117
Accrued expenses and other current liabilities	2,890	(4,214)
Deferred revenue	(18,464)	(20,077)
Operating lease liabilities	(3,887)	(3,243)
Other non-current liabilities	(474)	(1,247)
Net cash used in operating activities	(88,993)	(115,982)
Cash flows from investing activities
Purchases of property and equipment	(560)	(1,338)
Net cash used in investing activities	(560)	(1,338)
Cash flows from financing activities
Proceeds from issuance of ordinary shares, net of offering costs	—	93,744
Proceeds from issuance of ordinary shares pursuant to the at-the-market equity program, net	54,970	59,882
Proceeds from the exercise of share options	250	741
Proceeds from the ESPP	608	171
Net cash provided by financing activities	55,828	154,538
Effect of foreign exchange rates on cash	(208)	122
Net increase (decrease) in cash, cash equivalents and restricted cash	(33,933)	37,340
Cash, cash equivalents and restricted cash, beginning of period	188,148	150,808
Cash, cash equivalents and restricted cash, end of period	$154,215	$188,148
Supplemental disclosure of cash flow information:
Increase in operating lease right-of-use assets and lease liabilities related to new lease	$4,498	$—

The accompanying notes are an integral part of the consolidated financial statements.

Wave Life Sciences Ltd.

Notes to Consolidated Financial Statements

1. THE COMPANY

Organization

Wave Life Sciences Ltd. (together with its subsidiaries, “Wave” or the “Company”) is a clinical-stage genetic medicines company committed to delivering life-changing treatments for people battling devastating diseases. Using PRISM, Wave’s proprietary discovery and drug development platform that enables the precise design, optimization and production of novel stereopure oligonucleotides. Wave has built a genetic toolkit comprised of multiple therapeutic modalities, including RNase-H mediated silencing, RNAi, splicing, and RNA base editing, all of which leverage learnings and optimizations from the PRISM platform and allows Wave to design built-for-purpose molecules to optimally address disease biology.

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

The Company’s primary activities since inception have been developing and evolving PRISM to design, develop and commercialize oligonucleotide therapeutics, advancing the Company’s differentiated neurology portfolio, as well as exploring other therapeutic areas of interest, building the Company’s research, development and manufacturing capabilities, advancing programs into the clinic, furthering clinical development of such clinical-stage programs, building the Company’s intellectual property, and assuring adequate capital to support these activities.

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

As of December 31, 2021, the Company had cash and cash equivalents of $150.6 million. The Company expects that its existing cash and cash equivalents will be sufficient to fund its operations for at least the next twelve months. The Company has based this expectation on assumptions that may prove to be incorrect, and the Company may use its available capital resources sooner than it currently expects. If the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be further reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. In addition, the Company may elect to raise additional funds before it needs them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if the Company expects it has sufficient funds for its current or future operating plans.

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

Cash, cash equivalents and restricted cash are Level 1 assets which are comprised of funds held in checking and money market accounts. Cash, cash equivalents and restricted cash were recorded at fair value as of December 31, 2021 and 2020, totaling $154.2 million and $188.1 million, respectively. The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities. Accounts receivable relate to the Company’s collaboration agreements.

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

Restricted Cash

Restricted cash consists primarily of cash placed in separate restricted bank accounts as required under the terms of the Company’s lease agreements for its Cambridge, Massachusetts and Lexington, Massachusetts facilities (refer to Note 8). As of December 31, 2021 and 2020, the Company had $3.7 million of restricted cash, of which $1.0 million related to the Cambridge facility and the remainder related to the Lexington facility.

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

Share-Based Compensation

The Company measures and recognizes share-based compensation expense, for both employee and director option awards, based on the grant date fair value of the awards. The Company calculates the fair value of restricted share unit awards based on the grant date fair value of the underlying ordinary shares. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The Company accounts for forfeitures as they occur.

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

•

Expected Volatility Since there was limited historical data for the Company’s ordinary shares and limited company-specific historical volatility through the third quarter of 2021, the Company determined the share price volatility for options granted based on an analysis of the volatility used by a peer group of publicly traded companies. In evaluating similarity, the Company considers factors such as industry, stage of life cycle and size. Beginning in the fourth quarter of 2021, the Company had sufficient historical volatility data for its ordinary shares and as such no longer relies on an analysis of the volatility from a peer group to calculate expected volatility.

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

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases (“ASC 842”). At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew the lease. The Company monitors its plans to renew its leases on a quarterly basis.

Certain lease agreements include rental payments that are adjusted periodically for inflation or other variables. In addition to rent, the leases may require the Company to pay additional amounts for taxes, insurance, maintenance, or other expenses, which are generally referred to as non-lease components. Such adjustments to rental payments and variable non-lease components are treated as variable lease payments and recognized in the period in which the obligation for these payments are incurred. Variable lease components and variable non-lease components are not measured as part of the right-of-use asset and lease liability. Only when lease components and their associated non-lease components are fixed are they accounted for as a single lease component and are recognized as part of a right-of-use asset and lease liability. Total contract consideration is allocated to the combined fixed lease and non-lease component. This policy election applies consistently to all asset classes under lease agreements.

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

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	December 31,
	2021	2020
	(in thousands)
Furniture and equipment	$25,657	$25,418
Software	817	684
Leasehold improvements	27,994	27,912
Fixed assets in progress	28	78
Total	54,496	54,092
Less accumulated depreciation	(32,230)	(24,894)
Property and equipment, net	$22,266	$29,198

Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2021 and 2020.

Depreciation expense was $7.5 million and $8.1 million for the years ended December 31, 2021 and 2020, respectively.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2021	2020
	(in thousands)
Accrued compensation	$10,181	$9,003
Accrued expenses related to CROs and CMOs	3,571	2,143
Accrued expenses and other current liabilities	1,109	825
Total accrued expenses and other current liabilities	$14,861	$11,971

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

During the research term that ran from May 2016 to May 2020, the Company recognized revenue of $18.5 million under the Pfizer Collaboration Agreement. During the year ended December 31, 2020, the Company recognized revenue of $1.5 million under the Pfizer Collaboration Agreement. During the year ended December 31, 2021, no revenue was recognized under the Pfizer Collaboration Agreement, as it ended by its original terms in May 2020.

Takeda Collaboration and Equity Agreements

In February 2018, Wave USA and Wave UK entered into a global strategic collaboration (the “Takeda Collaboration”) with Takeda Pharmaceutical Company Limited (“Takeda”), pursuant to which Wave USA, Wave UK and Takeda agreed to collaborate on the research, development and commercialization of oligonucleotide therapeutics for disorders of the Central Nervous System (“CNS”). The Takeda Collaboration provides the Company with at least $230.0 million in committed cash and Takeda with the option to co-develop and co-commercialize the Company’s CNS development programs in (1) Huntington’s disease (“HD”); (2) amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”); and (3) the Company’s discovery-stage program targeting ATXN3 for the treatment of spinocerebellar ataxia 3 (“SCA3”) (collectively, “Category 1 Programs”). In addition, Takeda Collaboration provided Takeda the right to exclusively license multiple preclinical programs for CNS disorders, including Alzheimer’s disease and Parkinson’s disease (collectively, “Category 2 Programs”). In April 2018, the Takeda Collaboration became effective and Takeda paid the Company $110.0 million as an upfront payment. Takeda also agreed to fund the Company’s research and preclinical activities in the amount of $60.0 million during the four-year research term and to reimburse the Company for any collaboration-budgeted research and preclinical expenses incurred by Wave that exceed that amount.

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

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Takeda, is a customer for Category 1 Programs prior to Takeda exercising its option, and for Category 2 Programs during the Category 2 Research Term. The Company identified the following material promises under the arrangement: (1) the non-exclusive, royalty-free research and development license for each Category 1 Program; (2) the research and development services for each Category 1 Program through completion of the first proof of mechanism study; (3) the exclusive option to license, co-develop and co-commercialize each Category 1 Program; (4) the right to exclusively license the Category 2 Programs; and (5) the research and preclinical development services of the Category 2 Programs through completion of IND-enabling studies. The research and development services for each Category 1 Program were determined to not be distinct from the research and development license and should therefore be combined into a single performance obligation for each Category 1 Program. The research and preclinical development services for the Category 2 Programs were determined to not be distinct from the exclusive licenses for the Category 2 Programs and should therefore were combined into a single performance obligation.

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

Revenue associated with the research and development services for each Category 1 Program performance obligation is being recognized as the research and development services are provided using an input method, according to the costs incurred on each Category 1 Program and the total costs expected to be incurred to satisfy each Category 1 Program performance obligation. Prior to the Amendment described below, revenue associated with the research and preclinical development services for the Category 2 Programs performance obligation was recognized as the research and preclinical development services that were provided using an input method, according to the costs incurred on Category 2 Programs and the total costs expected to be incurred to satisfy the performance obligation. The amount allocated to the material right for each Category 1 Program option will be recognized on the date that Takeda exercises each respective option, or immediately as each option expires unexercised. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s consolidated balance sheet.

On October 15, 2021, Wave USA, Wave UK and Takeda entered into the Second Amendment to the Takeda Collaboration Agreement (the “Amendment”), which discontinued the Category 2 component of the Takeda Collaboration. The Category 1 Programs under the Collaboration Agreement remain in effect and are unchanged by the Amendment. Pursuant to the Amendment, Takeda agreed to pay the Company an additional $22.5 million as full payment for reimbursable Category 2 Programs collaboration-budgeted research and preclinical expenses. The Company received this payment from Takeda related to the Category 2 component and recognized the full amount as collaboration revenue in the current year. During the year ended December 31, 2021, in addition to the revenue recognized related to the Amendment, the Company recognized another $18.5 million of collaboration revenue related to services pertaining to the Category 1 Programs and Category 2 Programs.

During the years ended December 31, 2021 and 2020, the Company recognized revenue of $41.0 million and $18.6 million, respectively, under the Takeda Collaboration Agreement in the Company’s consolidated statements of operations and comprehensive loss. Through December 31, 2021, the Company had recognized revenue of $77.9 million under the Takeda Collaboration Agreement as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue as of December 31, 2021 and 2020, was $114.6 million and $133.0 million, respectively. The amounts included in current liabilities as of December 31, 2021 and 2020, were $37.1 million and $91.6 million, respectively. The amounts included in long-term liabilities as of December 31, 2021 and 2020, were $77.5 million and approximately $41.5 million, respectively. The increase in the long-term portion of deferred revenue was due to an increase in the period over which certain Category 1 Program performance obligations are expected to be satisfied, this led to a corresponding decrease to the current portion of deferred revenue as of December 31, 2021. Additionally, the current portion of deferred revenue decreased from December 31, 2020 to December 31, 2021 due to revenue recognized during the year ended December 31, 2021. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the research and development services for each Category 1 Program as costs are incurred over the remaining research term. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the material right for each Category 1 Program option upon Takeda’s exercise of such option, or immediately as each option expires unexercised.

6. SHARE CAPITAL

The following represents the Company’s financing transactions during the years ended December 31, 2021 and 2020:

•

In September 2020, the Company closed a follow-on underwritten public offering of 8,333,334 ordinary shares at a purchase price of $12.00 per share for gross proceeds of $100.0 million (the “September 2020 Offering”). The net proceeds to the Company from the September 2020 Offering were $93.7 million, after deducting underwriting discounts and commissions and offering expenses.

•

The Company entered into an open market sales agreement with Jefferies LLC in May 2019, as amended in March 2020, for its at-the-market equity program. During the year ended December 31, 2020, the Company sold 5,583,022 ordinary shares under its at-the-market equity program for aggregate net proceeds of $59.9 million, after deducting commissions and offering expenses. During the year ended December 31, 2021, the Company sold 10,740,915 ordinary shares under its at-the-market equity program for aggregate net proceeds of $54.9 million after deducting commissions and offering expenses.

Features of the Series A Preferred Shares and Ordinary Shares

The Series A preferred shares and ordinary shares have no par value and there is no concept of authorized share capital under Singapore law. The Series A preferred shares are not redeemable and have no entitlement to dividends.

Voting

The holders of Series A preferred shares are not entitled to vote on any of the matters proposed to shareholders, other than as specified in the Company's Constitution. The holders of ordinary shares are entitled to one vote for each ordinary share held at all meetings of shareholders and written actions in lieu of meetings.

Dividends

All dividends, if any, shall be declared and paid pro rata according to the number of ordinary shares held by each member entitled to receive dividends. The Company’s board of directors may deduct from any dividend all sums of money presently payable by the member to the Company on account of calls.

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

As of December 31, 2021, 3,132,882 ordinary shares remained available for future grant under the 2021 Plan. In accordance with Nasdaq Listing Rule 5635(c)(4), the board of directors or a committee of the board may also issue inducement grants outside of the 2021 Plan, material to an individual's entering into employment with the Company.

Share option activity is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding as of January 1, 2021	3,873,395	$15.67
Granted	3,674,016	5.56
Exercised	(51,957)	4.80
Forfeited or cancelled	(537,294)	18.11
Outstanding as of December 31, 2021	6,958,160	$10.22	7.03	$677
Options exercisable as of December 31, 2021	3,052,144	$15.60	4.34	$677

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

The assumptions used in the Black-Scholes option pricing model to determine the fair value of share options granted to employees during the period were as follows:

	For the Year Ended December 31,
	2021	2020
Risk-free interest rate	0.42% – 1.34%	0.19% – 0.84%
Expected term (in years)	3.0 – 6.1	3.0 – 6.1
Expected volatility	71% – 86%	69% – 74%
Expected dividend yield	0%	0%

There were no options granted to non-employees during the years ended December 31, 2021 and 2020.

 RSU activity for the year ended December 31, 2021 is summarized as follows:

	RSUs	Average Grant Date Fair Value (in dollars per share)
Outstanding as of January 1, 2021	1,180,215	$41.57
Granted	1,140,434	9.86
Vested	(177,279)	36.81
Forfeited	(268,020)	19.10
RSUs Outstanding at December 31, 2021	1,875,350	$25.95

RSUs can be time-based or performance-based. Vesting of the performance-based RSUs is contingent on the occurrence of certain regulatory or commercial milestones. In March 2021, the Compensation Committee approved an amendment and restatement of the Company’s outstanding 2019 performance-based RSUs to add an additional milestone to the existing milestones. In 2021, the Company also granted performance-based RSUs with the same terms to certain employees who did not receive the 2019 performance-based RSUs. The Company did not recognize expense in 2021 or 2020 related to the performance-based RSUs as the related milestones were not considered probable of achievement.

RSUs that are forfeited are available to be granted again. Of the RSUs granted during the year ended December 31, 2021, 969,534 were time-based RSUs and 170,900 were performance-based RSUs. Of the RSUs outstanding at December 31, 2021, 1,072,357 are time-based RSUs and 802,993 are performance-based RSUs. Time-based RSUs generally vest over periods of one to four years.

As of December 31, 2021, the unrecognized compensation cost related to outstanding options was $10.6 million. The unrecognized compensation cost related to outstanding options is expected to be recognized over a weighted-average period of approximately 2.4 years. For the years ended December 31, 2021 and 2020, the weighted-average grant date fair value per granted option was $3.48 and $5.07, respectively. The aggregate fair value of options that vested during the years ended December 31, 2021 and 2020 was $5.7 million and $9.6 million, respectively. The unrecognized compensation costs related to outstanding time-based RSUs was $9.0 million as of December 31, 2021, and is expected to be recognized over a weighted-average period of approximately 1.4  years. The total fair value of RSUs vested during the years ended December 31, 2021 and 2020 was $1.7 million and $1.6 million, respectively.

Employee Share Purchase Plan

The Wave Life Sciences Ltd. Employee Share Purchase Plan (“ESPP”) allows all full-time and certain part-time employees to purchase the Company’s ordinary shares at a discount to fair market value. Eligible employees may enroll in a six-month offering period beginning every January 15th and July 15th. Shares are purchased at a price equal to 85% of the lower of the fair market value of the Company’s ordinary shares on the first business day or the last business day of an offering period. Eligible employees who elected to participate in the ESPP were able to participate in the ESPP for the first time beginning on January 15, 2020. During the year ended December 31, 2021, 92,287 ordinary shares were issued under the ESPP. As of December 31, 2021, there were 882,474 ordinary shares available for issuance under the ESPP.

Share-based compensation expense for the years ended December 31, 2021 and 2020 is classified as operating expenses in the consolidated statements of operations and comprehensive loss as follows:

	For the Year Ended December 31,
	2021	2020
	(in thousands)
Research and development expenses	$7,267	$6,779
General and administrative expenses	9,140	7,517
Total share-based compensation expense	$16,407	$14,296

8. LEASES

Lease Arrangements

The Company enters into lease arrangements for its facilities. A summary of the arrangements is as follows:

Operating Leases

On September 26, 2016, and as amended on December 31, 2016, the Company entered into a 10 year and 9-month lease, which includes two successive five-year renewal options, for its facility in Lexington, Massachusetts, which the Company uses primarily for its current good manufacturing practices (“cGMP”) manufacturing, as well as for additional laboratory and office space. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. As required under the terms of the lease agreement, the Company has placed restricted cash of approximately $2.7 million in a separate bank account as of December 31, 2021 and 2020.

In April 2015, the Company entered into a lease agreement for an office and laboratory facility in Cambridge, Massachusetts (the “Cambridge Lease”), which commenced in October 2015 with a term of 7.5 years with a five-year renewal option to extend the lease. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. As required under the terms of the lease agreement, the Company has placed restricted cash of $1.0 million in a separate bank account as of December 31, 2021 and 2020.

In December 2020, the Company exercised its option under the Cambridge Lease to lease the additional office and laboratory space at the existing facility. The combined space constitutes the entire building. The lease for the additional space commenced on October 1, 2021, with a term of five years and is considered a separate lease from the Cambridge Lease. On the commencement date, the Company utilized the operating lease classification and recorded a right-of-use asset and corresponding operating lease liability of $4.5 million and began recognizing straight-line rent expense under ASC 842. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
	2021	2020
	(in thousands)
Lease cost
Operating lease cost	$4,742	$4,472
Variable lease cost	2,150	1,982
Total lease cost	$6,892	$6,454

Other information
Operating cash flows used for operating leases	$6,275	$5,846
Increase in operating right-of-use assets	$4,498	$—
Operating lease liabilities arising from obtaining right-of-use assets	$4,498	$—
Weighted average remaining lease term	5.5 years	6.4 years
Weighted average discount rate	8.4%	8.5%

Future minimum lease payments under the Company’s non-cancelable operating leases as of December 31, 2021, are as follows:

As of December 31, 2021
(in thousands)
2022	7,226
2023	6,292
2024	6,089
2025	6,272
2026	6,165
Thereafter	5,466
Total lease payments	$37,510
Less: imputed interest	(7,594)
Total operating lease liabilities	$29,916

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

10. NET LOSS PER ORDINARY SHARE

Basic loss per share is computed by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding:

	Year Ended December 31,
	2021	2020
	(in thousands except share and per share data)
Numerator:
Net loss attributable to ordinary shareholders	$(122,245)	$(149,910)
Denominator:
Weighted-average ordinary shares outstanding	51,825,566	39,227,618
Net loss per share, basic and diluted	$(2.36)	$(3.82)

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

The following potential ordinary shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2021	2020
Options to purchase ordinary shares	6,958,160	3,873,395
RSUs	1,875,350	1,180,215
Series A preferred shares	3,901,348	3,901,348

11. INCOME TAXES

The components of loss before income taxes were as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Singapore	$(10,842)	$(9,931)
Rest of world	(111,607)	(140,820)
Loss before income taxes	$(122,449)	$(150,751)

During the years ended December 31, 2021 and 2020, the Company recorded an income tax benefit of $0.2 million and $0.8 million, respectively, which was primarily due to the release of a portion of the Company’s uncertain tax positions as a result of a lapse in the statute of limitations.

The components of the benefit for income taxes were as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Current benefit, net for income taxes:
Singapore	$—	$—
Rest of world	204	841
Total current benefit, net for income taxes	$204	$841
Deferred benefit, net for income taxes:
Singapore	$—	$—
Rest of world	—	—
Total deferred benefit, net for income taxes	$—	$—
Total benefit, net for income taxes	$204	$841

A reconciliation of the Singapore statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Singapore statutory income tax rate	17.0%	17.0%
Federal and state tax credits	5.1	5.4
Permanent differences	(2.6)	(2.4)
Changes in reserves for uncertain tax positions	(2.1)	(1.3)
Foreign rate differential	6.3	6.1
Tax rate change	12.5	2.6
Other	(1.1)	(1.2)
Change in deferred tax asset valuation allowance	(34.9)	(25.6)
Effective income tax rate	0.2%	0.6%

The components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$170,997	$133,841
Federal and state tax credits	40,163	36,151
Share-based compensation	7,194	5,880
Accumulated amortization	872	962
Operating lease liabilities	8,173	8,006
Deferred revenue	13,546	13,956
Other	2,351	1,146
Total deferred tax assets	243,296	199,942
Valuation allowance	(238,170)	(195,381)
Net deferred tax assets	5,126	4,561
Deferred tax liabilities:
Operating lease right-of-use assets	(5,021)	(4,435)
Accumulated depreciation	(98)	(117)
Other	(7)	(9)
Total deferred tax liabilities	(5,126)	(4,561)
Net deferred tax assets (liabilities)	$—	$—

A roll-forward of the valuation allowance for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Balance at beginning of year	$195,381	$156,680
Increase in valuation allowance	42,886	38,653
Effect of foreign currency translation	(97)	48
Balance at end of year	$238,170	$195,381

As of December 31, 2021, the Company had federal net operating loss carryforwards in the United States of $275.0 million, $274.2 million of which may be available to offset future income tax liabilities indefinitely, while $0.8 million of carryforwards that were in existence as of December 31, 2017 may offset future income tax liabilities up through 2037. As of December 31, 2021, the Company had state net operating loss carryforwards of $266.4 million that will begin to expire in 2038. As of December 31, 2021 and 2020, the Company had U.S. federal research and development tax credit carryforwards of approximately $12.8 million and $10.3 million, respectively, available to offset future U.S. federal income taxes and will begin to expire in 2031. As of December 31, 2021 and 2020, the Company had state research and development tax credit carryforwards of approximately $9.1 million and $7.4 million, respectively, available to offset future state income taxes and will begin to expire in 2032, and state investment tax credit carryforwards of $0.2 million and $0.7 million, respectively, that will begin to expire in 2022. As of December 31, 2021, the Company had a U.S. orphan drug credit carryforward of $20.1 million that will begin to expire in 2037.

As of December 31, 2021 and 2020, the Company had net operating loss carryforwards in Japan of $2.7 million and $3.0 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2023.

As of December 31, 2021 and 2020, the Company had net operating loss carryforwards in Singapore of $189.2 million and $179.3 million, respectively, which may be available to offset future income tax liabilities and can be carried forward indefinitely.

As of December 31, 2021 and 2020, the Company had net operating loss carryforwards in the United Kingdom of $254.3 million and $233.3 million, respectively, which may be available to offset future income tax liabilities and can be carried forward indefinitely.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets. As of December 31, 2021, management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets in all jurisdictions. Accordingly, a full valuation allowance has been established against those deferred tax assets as of December 31, 2021.

The valuation allowance increased by approximately $42.8 million in 2021 and $38.7 million in 2020 primarily as a result of operating losses generated with no corresponding financial statement benefit. The Company may release this valuation allowance when management determines that it is more-likely-than-not that the deferred tax assets will be realized. Any release of valuation allowance will be recorded as a tax benefit either increasing net income or decreasing net loss.

The Company’s reserves related to taxes and its accounting for uncertain tax positions are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more-likely-than-not to be realized following resolution of any potential contingencies present related to the tax benefit.

A summary of activity in the Company’s unrecognized tax benefits is as follows:

	2021	2020
	(in thousands)
Unrecognized tax benefit at the beginning of the year	$18,416	$16,682
Tax positions related to prior years	(56)	(310)
Tax positions related to statute lapse	(575)	(313)
Tax positions related to the current year	2,079	2,357
Unrecognized tax benefit at the end of the year	$19,864	$18,416

As of December 31, 2021 and 2020, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was $19.9 million and $18.4 million, respectively. At December 31, 2021, none of the net unrecognized tax benefits would affect the Company’s annual effective tax rate if recognized.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by various tax authorities in the United States, Japan, Singapore and the United Kingdom. Tax years from 2018 to the present are still open to examination in the United States, from 2016 to the present in Japan, from 2016 to the present in Singapore and from 2020 to the present in the United Kingdom. To the extent that the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the tax authorities to the extent utilized in a future period.

As of December 31, 2021 and 2020, $21.1 million and $61.0 million, respectively, of cash was held by the subsidiaries outside of Singapore. The Company does not provide for Singapore income tax or foreign withholding taxes on foreign unrepatriated earnings, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries. If the Company decides to change this assertion in the future to repatriate any additional foreign earnings, the Company may be required to accrue and pay taxes. Because of the complexity of Singapore and foreign tax rules applicable to the distribution of earnings from foreign subsidiaries to Singapore, the determination of the unrecognized deferred tax liability on these earnings is not practicable.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards in the United States may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the shares of a corporation by more than 50% over a three-year period. In 2018 and 2020, the Company completed studies to assess whether an ownership change had occurred or whether there have been multiple ownership changes since its formation. The results of the 2018 study indicated that the Company experienced an ownership change as defined by Section 382 of the Code. Based on the results of the 2018 study, management had determined that the limitations will not have a material impact on the Company’s ability to utilize its net operating losses and research and development credit carryforwards to offset future tax liabilities. The results of the 2020 study indicated that the Company did not experience an ownership change since the 2018 study. Should an ownership change have occurred after December 31, 2020 or occur in the future, the Company’s ability to utilize its net operating losses and research and development credit carryforwards may be limited.

12. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) retirement and savings plan (the “401(k) Plan”) covering employees of Wave USA. The 401(k) Plan allows employees to make contributions up to the maximum allowable amount set by the Internal Revenue Service. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. The Company made contributions of $1.0 million and $0.9 million in the years ended December 31, 2021 and 2020, respectively.

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