Form 10-K/A
period 2021-12-31
Wave Life Sciences Ltd.
filed 2022-04-28
CIK 1631574

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
The number of outstanding ordinary shares of the registrant as of March 25, 2022 was 60,859,968.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Amendment”) amends the Annual Report on
Form 10-K
of Wave Life Sciences Ltd. (the “Company,” “we,” “our,” “us” or “Wave”) for the fiscal year ended December 31, 2021, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2022 (the “Original
10-K”).
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
Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ. These risks, uncertainties and other factors include, among other things, our critical accounting policies and: the ability of our preclinical studies to produce data sufficient to support the filing of global clinical trial applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results and timing of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our effectiveness in

i

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
Board of Directors
Pursuant to our Constitution, there is no maximum number of directors that may hold office at any time. Our Board of Directors (the “Board”) currently consists of nine members and each of our directors is elected annually. Our Constitution requires that each of our directors retire at each annual general meeting of our shareholders, and each retiring director is then eligible for re-election.
Pursuant to the Companies Act 1967 of Singapore (the “Singapore Companies Act”) and our Constitution, our Board must have at least one director who is ordinarily resident in Singapore. Aik Na Tan is currently our Singapore resident director.
Set forth below are the names of our directors, their ages as of March 25, 2022, their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which they hold or have held directorships during at least the past five years. In addition, information about the specific experience, qualifications, attributes or skills that led to our Board’s conclusion at the time of filing of this Amendment that each person listed below should serve as a director is set forth below:

Name	Age	Position/Title
Paul B. Bolno, M.D., MBA	48	President, Chief Executive Officer and Director
Christian Henry	54	Chairman of the Board
Mark H. N. Corrigan, M.D.	64	Director
Peter Kolchinsky, Ph.D.	45	Director
Adrian Rawcliffe	49	Director
Ken Takanashi	57	Director
Aik Na Tan	51	Director
Gregory L. Verdine, Ph.D.	62	Director
Heidi L. Wagner, J.D.	57	Director
Paul B. Bolno, M.D.
,
MBA
has served as our President and Chief Executive Officer since December 2013 and as a director since April 2014. Since June 2020, Dr. Bolno has also served on the board of directors of SQZ Biotechnologies, a publicly traded life sciences company and since May 2020 he has served as Chairman of the Scientific Advisory Group for the Nucleic Acid Therapy Accelerator (NATA) in the United Kingdom. Prior to joining us, he served at GlaxoSmithKline from 2009 to 2013 in various roles, including Vice President, Worldwide Business Development—Head of Asia BD and Investments, Head of Global Neuroscience BD, a director of Glaxo Welcome Manufacturing, Pte. Ltd. in Singapore and Vice President, Business Development for the Oncology Business Unit, where he helped establish GlaxoSmithKline’s global oncology business and served as a member of the Oncology Executive Team, Oncology Commercial Board and Cancer Research Executive Team. Prior to GlaxoSmithKline, he served as director of Research at Two River LLC, a health care private equity firm from 2004 to 2009. Dr. Bolno earned a medical degree from
MCP-Hahnemann
School of Medicine and an M.B.A. from Drexel University. He was a general surgery resident and cardiothoracic surgery postdoctoral research fellow at Drexel University College of Medicine. We believe that Dr. Bolno’s experience serving as our President and Chief Executive Officer since 2013, his medical degree and clinical training in cardiothoracic surgery, his business degree and experience evaluating life sciences companies in healthcare private equity, and his extensive business development and operating experience working in various roles at one of the world’s largest global healthcare companies qualify him to serve on our Board.
Christian Henry
has served as a director since November 2016, and as Chairman of our Board since October 2017. Mr. Henry currently serves as the President and Chief Executive Officer of Pacific Biosciences, a publicly traded life sciences company, a position he has held since September 2020, and has also served on its board of directors since 2018. Mr. Henry has served on the board of directors of Ginkgo Bioworks, a publicly-traded synthetic biology company, since 2016, and previously served on the board of directors CM Life Sciences III Inc., a publicly-traded special purpose acquisition company, from April 2021 through December 2021. Mr. Henry served as Executive Vice President & Chief Commercial Officer of Illumina, Inc. from 2015 through January 2017, and previously served as Senior Vice President & Chief Commercial Officer from 2014 to 2015, Senior Vice President & General Manager Genomic Solutions from 2012 to 2014, Senior Vice President, Chief Financial Officer & General Manager Life Sciences from 2010 to 2012, Senior Vice President, Corporate Development & Chief Financial Officer from 2009 to 2010, Senior Vice President & Chief Financial Officer from 2007 to 2009, and Vice President & Chief Financial Officer from 2005 to 2006. Prior to joining Illumina, Inc., Mr. Henry served as the Chief Financial Officer of Tickets.com, Inc. from 2003 to 2005. From 1999 to 2003, Mr. Henry served as Vice President, Finance & Corporate Controller of Affymetrix, Inc. (acquired by Thermo Fisher Scientific in 2016). In 1997, Mr. Henry joined Nektar Therapeutics (formerly Inhale Therapeutic Systems, Inc.), as Corporate Controller, and later as its Chief Accounting Officer from 1997 to 1999. In 1996, Mr. Henry served as General Accounting Manager of Sugen, Inc. Mr. Henry began his career in 1992 at Ernst & Young LLP, where he was a Senior Accountant through 1996. Mr. Henry earned his B.A. in biochemistry and cell biology from the University of California, San Diego, and his M.B.A., with a concentration in finance, from the University of California, Irvine. We believe he is qualified to serve on our Board and as our Chairman because of his proven strengths in corporate strategy, finance and operations, along with his extensive experience leading various functions at one of the largest and most innovative genetic healthcare companies, and his experience as a board member, board committee member and chief executive officer of publicly-traded life sciences companies.
Mark H. N. Corrigan, M.D.
has served as a director since September 2019. Since June 2021, Dr. Corrigan has served as a member of the board of directors of Nabriva Therapeutics plc, a publicly traded commercial-stage biopharmaceutical company, and previously served on their board from June 2017 to May 2020. Dr. Corrigan also currently serves as chairman of the board of directors of both Exacis Biotherapeutics, Inc. and Elios Therapeutics, LLC, privately-held development-stage immuno-oncology companies. Dr. Corrigan served as the Chief Executive Officer of Correvio Pharma Corp., from March 2019 to May 2020. Prior to joining Correvio, Dr. Corrigan was President of Research and Development at Tremeau Pharmaceuticals (of which he is also a co-founder)
from 2016 to March 2019, and continues to serve on their board of directors. Dr. Corrigan served as President and Chief Executive Officer of Zalicus, Inc. (formerly CombinatoRx) from 2010 to 2014. Prior to that time, from 2003 to 2009, Dr. Corrigan held the role of Executive Vice President, Research and Development at Sepracor Inc. From 2000 to 2003, Dr. Corrigan served as Group Vice President, Clinical Research & Experimental Medicine at Pharmacia Corporation. Prior to this, Dr. Corrigan held various roles at The Upjohn Company, The University of North Carolina, and the National Institute of Mental Health Center for Psychoneuroendocrinology in Adults and Children at Dorthea Dix Hospital. Dr. Corrigan previously served as a member of the board of directors of Avanir Pharmaceuticals, Inc., CoLucid Pharmaceuticals, Inc., Correvio Pharma Corp., and Cubist Pharmaceuticals, Inc. Dr. Corrigan holds an M.D. from the University of Virginia and received specialty training in psychiatry at Maine Medical Center and Cornell University. He received a Bachelor of Arts in Psychology from the University of Virginia. We believe he is qualified to serve on our Board because of his extensive experience working with clinical-stage, publicly-traded biopharmaceutical companies as a board member, board committee member and chief executive officer, his medical degree and clinical training in psychiatry, and his clinical and regulatory expertise.
Peter Kolchinsky, Ph.D.
has served as a director since January 2015. Dr. Kolchinsky is a founder and Managing Partner of RA Capital Management, L.P., a multi-stage investment manager which is dedicated to evidence-based investing in healthcare and life science companies that are developing drugs, medical devices, diagnostics and research tools, where he has worked since 2001. RA Capital Management, L.P. is the investment manager of RA Capital Healthcare Fund, L.P. Dr. Kolchinsky serves as a member of the board of directors of Forma Therapeutics Holdings, Inc., Research Alliance Corp. II, and Icosovax, Inc., in addition to a number of private companies. Dr. Kolchinsky also leads RA Capital’s engagement and publishing efforts, which aim to make a positive social impact and spark collaboration among healthcare stakeholders, including patients, physicians, researchers, policymakers, and industry. He served on the Board of Global Science and Technology for the National Academy of Sciences from 2009 to 2012, is the author of “The Great American Drug Deal” and “The Entrepreneur’s Guide to a Biotech Startup”, and frequently writes and speaks on the future of biotechnology innovation. Dr. Kolchinsky earned his Ph.D. in virology from Harvard University and earned his bachelor’s degree in Biology from Cornell University. We believe he is qualified to serve on our Board because of his scientific acumen, strong reputation as a thought leader in the life sciences industry, his extensive experience investing in and forming, building and growing life sciences companies and mentoring their management teams, as well as his experience as an institutional investor and his experience serving as a board member, board committee member, and board observer of various publicly-traded and privately-held healthcare and life science companies.
Adrian Rawcliffe
has served as a director since February 2017. Since September 2019, Mr. Rawcliffe has served as the Chief Executive Officer and on the board of directors of Adaptimmune Therapeutics plc., a publicly traded clinical-stage biopharmaceutical company. Mr. Rawcliffe also serves on the board of directors of Adaptimmune Ltd., a privately-held company and subsidiary of Adaptimmune Therapeutics plc. From 2015 to September 2019, he served as Adaptimmune’s Chief Financial Officer. Prior to joining Adaptimmune, Mr. Rawcliffe served in various roles at GlaxoSmithKline plc, including Senior Vice President Finance, North America Pharmaceuticals and Global Franchises from 2011 to 2015; Senior Vice President, Worldwide Business Development and R&D Finance from 2006 to 2011; Vice President, Worldwide Business Development Transactions and Ventures from 2003 to 2005; and Vice President, Deal Structuring from 2001 to 2003. From 2005 to 2006, Mr. Rawcliffe served as the President and Managing Partner of SR One Ltd. Mr. Rawcliffe began his career as a supervisor at Coopers & Lybrand (now PricewaterhouseCoopers) from 1993 to 1997. Mr. Rawcliffe received his B.Sc. in Natural Sciences from the University of Durham, England. Mr. Rawcliffe also received Chartered Accountancy training through The Institute of Chartered Accountants in England and Wales (ICAEW). We believe he is qualified to serve on our Board because of his global operating and business leadership experience working in the biopharmaceutical industry, his experience as a board member, board committee member, chief financial officer and chief executive officer of publicly-traded biotechnology companies, and his extensive operating and corporate development experience working in various roles at one of the world’s largest global healthcare companies.
Ken Takanashi
has served as a director since July 2012. Since 2002, Mr. Takanashi has served in various executive management and director roles at Shin Nippon Biomedical Laboratories Ltd. (“SNBL”) and its affiliates and currently serves as its Executive Vice President, Chief Operating Officer. Mr. Takanashi was the Chief Financial Officer of SNBL USA, Ltd., a subsidiary of Shin Nippon Biomedical Laboratories, from 2012 to 2014. Since 2016, Mr. Takanashi has also served on the board of directors of Satsuma Pharmaceuticals, Inc., a publicly-traded biopharmaceutical company. Mr. Takanashi earned an M.B.A. from the University of Warwick and received his bachelor’s degree from the University of Tokyo and is a Chartered Public Accountant. We believe he is qualified to serve on our Board because of his extensive experience leading global research and development organizations in the biopharmaceutical industry, his experience forming, building and taking life sciences companies public, his experience serving as a board member and board committee member of various publicly-traded life sciences companies, his long-standing history with Wave, his close familiarity with our Japanese operations, and his business, financial and accounting credentials.
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
the
non-profit
Gloucester Marine Genomics Institute and Gloucester Biotechnology Academy in 2013 and served as the Founding President until 2016. He is the co-founder
of Fog Pharmaceuticals Inc. and currently serves as President and Chief Executive Officer for the company. He is also President, Chief Executive Officer and Chief Scientific Officer of LifeMine Therapeutics Inc. He is also the founder of Warp Drive Bio (merged with Revolution Medicines, Inc. (Nasdaq: RVMD)) and served in various roles, from Chief Scientific Officer to Chief Executive Officer, from the company’s inception in 2012 until April 2016. Dr. Verdine founded Enanta Pharmaceuticals and served as a member of its board of directors from 1990 through its initial public offering in 2013. He has served as a Venture Partner at WuXi Healthcare Ventures, AppleTree Ventures, TPG Biotech and Third Rock Ventures. He has served on the Board of Scientific Counsellors of the National Cancer Institute, and on the Board of Scientific Consultants of the Memorial Sloan Kettering Cancer Center, and was a Senior Advisor to Shin Nippon Biomedical Laboratories Ltd, Hofmann La Roche, Pfizer and Merck. Dr. Verdine is also a co-founder
of Eleven Biotherapeutics, Tokai Therapeutics, Aileron Therapeutics, and Gloucester Pharmaceuticals (acquired by Celgene in 2010). He has also served as a director of the Chemical Biology Initiative and the Program in Cancer Chemical Biology at the Dana-Farber Cancer Institute. Dr. Verdine received his Ph.D. in Chemistry from Columbia University and completed postdoctoral work in Molecular Biology at the Massachusetts Institute of Technology and Harvard Medical School. We believe he is qualified to serve on our Board because of his expertise and deep knowledge of our technology as one of our co-founders,
his vast expertise in new modality therapeutics, including as a co-inventor
of the core Wave Life Sciences stereochemistry technology and leading expert in the field of stereopure oligonucleotide therapeutics, and his long track record of founding, advising and leading multiple successful biopharmaceutical companies.
Heidi L. Wagner, J.D.
has served as a director since September 2019. Ms. Wagner served as Senior Vice President, Government Affairs and Policy at Global Blood Therapeutics, Inc., from 2018 through January 2021. Prior to joining Global Blood Therapeutics, Ms. Wagner served as Senior Vice President, Global Governmental Affairs and a member of the Executive Committee at Alexion Pharmaceuticals, Inc. from 2012 to 2018, and as Vice President, Global Government Affairs from 2009 to 2012. Ms. Wagner held the role of Senior Director of Government Affairs at Genentech, Inc. from 2000 to 2009, and as Director, Government Affairs from 1998 to 1999. Prior to that time, she served as Health Policy Director and Consultant at Healthcare Leadership Council, and in various roles at Epstein Becker & Green and Groom & Nordberg, and the U.S. House of Representatives. Ms. Wagner currently serves as a member of the board of directors of the American Kidney Fund, as a Trustee of the University of Colorado Foundation, and as an advisory board member of the University of Colorado, College of Media, Communication and Information. From 2015 to 2018, she also served as a member of the board of directors of the European Confederation of Pharmaceutical Entrepreneurs. Ms. Wagner earned a J.D. from George Mason University School of Law and received a Bachelor of Science in Journalism and Mass Communication from the University of Colorado. We believe she is qualified to serve on our Board because of her enterprise leadership experience and her extensive experience as a government affairs executive driving strategy for government policy, pricing, reimbursement and patient access for various biopharmaceutical companies, including leading the pricing and reimbursement strategy, and implementing the global compliance programs for leading rare disease biopharmaceutical organizations.

Committees of the Board of Directors and Meetings
Meeting Attendance
. During the fiscal year ended December 31, 2021, there were four meetings of our Board, and the various committees of the Board met a total of 24 times. No director attended fewer than 75% of the total number of meetings of the Board and of committees of the Board on which such director served during 2021. The Board has adopted a policy under which our directors make reasonable efforts to attend our annual general meetings of shareholders. As a Singapore company, we are required to prepare annual Singapore statutory audited financial statements (our “second annual audit”) and to deliver them to our shareholders in connection with our annual general meetings of shareholders. Our second annual audit can only be conducted following our first annual audit, which requires our preparation and filing of annual U.S. GAAP audited consolidated financial statements with the SEC. As a result, these multiple audits do not allow us to schedule our quarterly board meetings at the same time as our annual general meetings of shareholders and we typically hold our annual general meetings during the summertime.
Audit Committee
.
 Our Audit Committee held seven meetings during the fiscal year ended December 31, 2021. Our Audit Committee currently has four members: Mr. Rawcliffe (Chairman), Dr. Corrigan, Mr. Henry, and Ms. Tan. During the period of January 1, 2021 through March 31, 2022, our Audit Committee was comprised of Mr. Henry (Chairman), Dr. Corrigan, Mr. Rawcliffe and Ms. Tan. On April 1, 2022, Mr. Rawcliffe replaced Mr. Henry as the Chairman of the Audit Committee. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the responsibility to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews annual financial statements, considers matters relating to accounting policy and internal controls, including oversight of data privacy and cyber security matters, and reviews the scope of annual audits.
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
Compensation Committee
.
Our Compensation Committee met four times during the fiscal year ended December 31, 2021. The Compensation Committee currently has three members: Mr. Henry (Chairman), Mr. Rawcliffe, and Ms. Wagner. During the period of January 1, 2021 through January 8, 2021, our Compensation Committee was comprised of Mr. Henry (Chairman), Mr. Rawcliffe and Amy Pott. On January 8, 2021, Ms. Pott resigned from the Board and the Compensation Committee. On April 15, 2021, Ms. Wagner joined as a member of our Compensation Committee. Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and include reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our 2021 Equity Incentive Plan (the “2021 Plan”), our 2014 Equity Incentive Plan, as amended (the “2014 Plan”) and our 2019 Employee Share Purchase Plan (the “2019 ESPP”). The Compensation Committee is responsible for determining the compensation of our executive officers.
Each member of the Compensation Committee qualifies as independent under the definition promulgated by the Nasdaq Stock Market.
A copy of the Compensation Committee’s written charter is publicly available on our website at www.wavelifesciences.com.
Nominating and Corporate Governance Committee
.
Our Nominating and Corporate Governance Committee met four times during the fiscal year ended December 31, 2021. The Nominating and Corporate Governance Committee currently has three members: Ms. Wagner (Chairman), Mr. Takanashi and Dr. Corrigan. During the period of January 1, 2021 through March 31, 2022 our Nominating and Corporate Governance Committee was comprised of Dr. Corrigan (Chairman), Mr. Takanashi and Ms. Wagner. On April 1, 2022, Ms. Wagner replaced Dr. Corrigan as the Chairman of our Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee’s role and responsibilities are set forth in the Nominating and Corporate Governance Committee’s written charter and include evaluating and making recommendations to the full Board as to the size and composition of the Board and its committees, evaluating and making recommendations as to potential candidates, and evaluating current Board members’ performance. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing the Company’s environmental, social and governance strategy, initiatives and policies and overseeing the Company’s practices related to human capital management and diversity, equity and inclusion.
Each member of the Nominating and Corporate Governance Committee qualifies as independent under the definition promulgated by the Nasdaq Stock Market.

The Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to serve as directors on our Board, consistent with criteria approved by the Board, and recommending the persons to be nominated for election as directors, except where we are legally required by contract, law or otherwise to provide third parties with the right to nominate.
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

•	Nominees should generally be able to serve for at least five years before reaching the age of 70.
The Nominating and Corporate Governance Committee considers issues of diversity among its members in identifying and considering nominees for director, and strives where appropriate to achieve a diverse balance of backgrounds, perspectives, experience, age, gender, ethnicity and country of citizenship on the Board and its committees. The value of many forms of diversity is reflected on our Board, and we believe that our current Board represents diversity of thought, background and experience, as well as diversity of personal characteristics such as gender, ethnicity and age. The Board continually seeks out highly qualified women and minority candidates, as well as candidates with diverse backgrounds, skills and experiences as part of each search for qualified directors the Company undertakes. The Board’s commitment to diversity was demonstrated by the appointments to our Board of two female directors in 2019 and an additional female director in 2020. Our Board currently includes two directors who identify as women and two directors who identify as racially diverse. A copy of the Nominating and Corporate Governance Committee’s written charter and our Corporate Governance Guidelines, which set forth our nominee requirements, are publicly available on our website at www.wavelifesciences.com.
Research and Development Committee
. Our Research and Development Committee met five times during the fiscal year ended December 31, 2021. The Research and Development Committee currently has three members: Dr. Corrigan (Chairman), and Drs. Kolchinsky and Verdine. Our Research and Development Committee’s role and responsibilities are set forth in the Research and Development Committee’s written charter and generally include assisting the Company in evaluating research, development and technology (“R&D”) issues and decisions; reviewing and providing feedback to the Company’s R&D management on the Company’s current and planned R&D programs and initiatives; serving as a sounding board for the Company’s R&D organization on research and development matters; and identifying and discussing with the Board significant emerging scientific and clinical issues and trends.
Board Diversity Matrix
The following Board Diversity Matrix presents our Board diversity statistics in accordance with Nasdaq Rule 5606, as self-disclosed by our directors. While the Board satisfies the minimum objectives of Nasdaq Rule 5605(f)(2) by having at least one director who identifies as female and at least one director who identifies as a member of an Underrepresented Minority (as defined by Nasdaq Rules), the Nominating and Corporate Governance Committee will continue to consider the diversity of the Board in its selection of director nominees
.

Board Diversity Matrix (As of March 25, 2022)
Total Number of Directors
9
	Female	Male
Gender:
Directors	2	7
Number of Directors Who Identify in Any of the Categories Below:
Asian	1	1
White	1	6
Procedures by which Shareholders may Nominate Directors
The Nominating and Corporate Governance Committee shall review and evaluate information available to it regarding candidates proposed by shareholders and shall apply the same criteria, and shall follow substantially the same process in considering them, as it does in considering other candidates. The factors generally considered by the Nominating and Corporate Governance Committee are set out in our Corporate Governance Guidelines, which are publicly available on the “For Investors & Media” section of our website at http://ir.wavelifesciences.com/ under the heading “Corporate Governance.” If a shareholder wishes to nominate a candidate to be considered by the Nominating and Corporate Governance Committee for election as a director at our 2023 Annual General Meeting of Shareholders, it must give timely notice of the nomination in writing to our General Counsel not less than 45 days prior to the date that is one year following the date on which we first mail our proxy statement relating to our 2022 Annual General Meeting of Shareholders (the “2022 AGM”). All shareholder proposals should be marked for the attention of General Counsel, Wave Life Sciences Ltd., 733 Concord Avenue, Cambridge, MA 02138.
Familial Relationships
There are no familial relationships between any of our executive officers and directors.
Board Leadership Structure and Role in Risk Oversight
The positions of Chairman of the Board and Chief Executive Officer of Wave are presently separate. We believe that separating these positions allows our Chief Executive Officer to focus on our day-to-day
business operations and strategy, while allowing our Chairman of the Board to lead the Board in its fundamental role of providing advice to, and independent oversight of, management. Our Board recognizes the time, effort and energy that the Chief Executive Officer is required to devote to his position in the current business environment, as well as the commitment required to serve as our Chairman, particularly as the Board’s oversight responsibilities continue to grow. Our Board also believes that this structure ensures a greater role for the independent directors in the oversight of our Company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our Board. The Board retains the authority to modify this leadership structure as and when appropriate to best address the Company’s unique circumstances at any given time and to serve the best interests of our shareholders.
Our Board oversees the risk management activities designed and implemented by our management. Our Board executes its oversight responsibility for risk management both directly and through its committees. Our Board also considers specific risk topics, including risks associated with our strategic plan, business operations, capital structure, information technology (“IT”), data privacy and cyber security. In addition, our Board receives detailed regular reports from members of our management team and other personnel that include assessments and potential mitigation of the risks and exposures involved with their respective areas of responsibility. Our Board receives regular updates and engages regularly with our management team on matters relating to our operations, research and development efforts, clinical trials, manufacturing capabilities, financial position and liquidity, communications strategy and employee engagement and other human capital matters, among other items. As part of its risk management oversight, our Board has been working with our management team to identify and monitor
COVID-19
related risks to our Company, and is involved in strategy decisions and other actions we are taking to mitigate risks related to the impact of
COVID-19
on our business.
Our Board may delegate to the Audit Committee oversight of our risk management process. Our other Board committees will also consider and address risk as they perform their respective committee responsibilities. Specifically, the Audit Committee receives regular reports from members of senior management on areas of material risk to the Company, including operational, financial, legal, regulatory, strategic and reputational risks, and risks related to IT, data privacy and cyber security. As part of its charter, our Audit Committee regularly discusses with management our major risk exposures, their potential financial impact on our Company and the steps we take to manage them. Our Compensation Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs. Our Nominating and Corporate Governance Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks associated with Board organization, membership and structure, succession planning for our directors and executive officers and corporate governance. All committees report to the full Board as appropriate, including when a matter rises to the level of a material or enterprise level risk.

Hedging and Pledging Policies
We maintain a policy that, among other things, prohibits all officers, including our named executive officers, directors and employees from engaging in “hedging” transactions with respect to our ordinary shares. This includes short sales, hedging of share ownership positions, transactions in straddles, collars or other similar risk reduction or hedging devices, and transactions involving derivative securities relating to our ordinary shares. In addition, they are also prohibited from pledging the Company’s securities.
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

Executive Officers
Set forth below is information as of March 25, 2022 regarding our executive officers who are not also directors. We have employment agreements with certain of our executive officers and all of our executive officers are at-will
employees.

Name	Age	Title
Christopher Francis, Ph.D.	44	Senior Vice President, Corporate Development, Head of Emerging Areas
Kyle Moran	51	Chief Financial Officer
Michael Panzara, M.D., MPH	54	Chief Medical Officer, Head of Therapeutics Discovery and Development
Chandra Vargeese, Ph.D.	60	Chief Technology Officer, Head of Platform Discovery Sciences
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
Michael Panzara, M.D., MPH
has served as our Chief Medical Officer, Head of Therapeutics Discovery and Development since May 2020. During the period of November 2018 through April 2020, Dr. Panzara served as our Chief Medical Officer. During the period of July 2016 to October 2018, Dr. Panzara served as our Franchise Lead, Neurology. Prior to joining us, Dr. Panzara served in various roles at Sanofi Genzyme (and Genzyme Corporation before its merger with Sanofi in 2011) from 2009 to July 2016, most recently serving as Head of the Multiple Sclerosis, Neurology and Ophthalmology Therapeutic Area for Global Development and prior to that, serving as Group Vice President, Therapeutic Area Head, Multiple Sclerosis and Neurology. Prior to joining Genzyme, Dr. Panzara served in roles of increasing responsibility at Biogen, including Vice President, Chief Medical Officer, Neurology from 2006 to 2009 and in various roles in the Medical Research group from 2001 to 2006. In addition, from 1999 to 2011, Dr. Panzara was an Instructor in Neurology at Harvard Medical School and an Assistant in Neurology at Massachusetts General Hospital (MGH). Dr. Panzara currently serves on the board of directors of Athira Pharma, Inc., a clinical-stage biopharmaceutical company, a position he has held since March 2022. He trained in neurology at MGH from 1994 to 1998, and completed his post-doctoral training in immunology and rheumatology at Brigham and Women’s Hospital. Dr. Panzara holds a bachelor’s degree from the University of Pennsylvania, a medical degree from Stanford University School of Medicine, and a master’s degree in public health from the Harvard School of Public Health.
Chandra Vargeese, Ph.D.
has served as our Chief Technology Officer, Head of Platform Discovery Sciences since May 2020. During the period of August 2014 to April 2020, Dr. Vargeese served as Senior Vice President, Head of Drug Discovery. Before joining us, Dr. Vargeese served as Novartis’ Executive Director and Head of RNA Chemistry and Delivery, a position she held from 2008 to 2014. Prior to joining Novartis, Dr. Vargeese led siRNA delivery in the RNA Therapeutics division at Merck & Co., where she served as Senior Director and Head of RNA Chemistry and Delivery. Dr. Vargeese joined Merck through its acquisition of Sirna Therapeutics, where she was Vice President of Chemistry. Before Sirna, Dr. Vargeese served as Associate Director of Chemistry at NeXstar Pharmaceuticals and is the
co-inventor
of Macugen (pegaptanib), an approved therapy for treating wet AMD. Dr. Vargeese earned a Ph.D. in Organic Chemistry at the Indian Institute of Science, Bangalore, India and completed post-doctoral work at the University of Rhode Island.

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
EXECUTIVE OFFICER AND DIRECTOR COMPENSATION
Executive Officer Compensation
We are a “smaller reporting company” under Item 10 of Regulation
S-K
promulgated under the Exchange Act, and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies.
Summary Compensation Table
The following table shows the total compensation paid or accrued during the last two fiscal years ended December 31, 2021 and 2020 for (i) our President and Chief Executive Officer, and (ii) our two next most highly compensated executive officers, who earned more than $100,000 during the fiscal year ended December 31, 2021 and were serving as executive officers as of such date. Collectively, these three individuals are our named executive officers (“NEOs”) for purposes of this Amendment.

					Non-Equity
			Share	Option	Incentive Plan	All Other
		Salary	Awards	Awards	Compensation	Compensation
Name and Principal Position	Year	($)	($) (1)	($) (2)	($)	($) (3)	Total ($)
Paul B. Bolno, M.D., MBA	2021	597,000	1,572,000	1,326,000	388,100	9,510	3,892,610
President and Chief Executive Officer	2020	578,977	—	308,675	376,335	6,154	1,270,141
Michael Panzara, M.D., MPH	2021	471,000	524,000	331,500	212,000	9,942	1,548,442
Chief Medical Officer, Head of Therapeutics Discovery and Development	2020	460,860	—	176,386	184,344	9,792	831,382
Chandra Vargeese, Ph.D.	2021	444,000	524,000	331,500	199,800	12,264	1,511,564
Chief Technology Officer, Head of Platform Discovery Sciences	2020	434,520	—	176,386	173,808	10,872	795,586

(1)
Amount represents the aggregate grant date fair value for the restricted share unit awards identified, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in the Original
10-K.

(2)
Amounts represent the aggregate grant date fair value for the option awards identified, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in the Original
10-K.

(3)
For 2021, amounts include 401(k) matching contributions of $8,700 made to Drs. Bolno, Panzara and Vargeese, as well as the value of annual premiums paid by us with respect to a life insurance policy for the benefit of each of the NEOs.

Narrative to Summary Compensation Table
Our Compensation Committee creates the policies that govern base salary, annual cash performance-based incentives, our long-term incentive program and other compensation and benefits for our NEOs. Our Compensation Committee reviews and discusses our executive officers’ proposed compensation with the Chief Executive Officer for all executives other than the Chief Executive Officer. Neither the Chief Executive Officer nor any other NEO participates in the Committee’s final determination of compensation for executive officers. The Chief Executive Officer’s compensation is determined solely by the Compensation Committee without the Chief Executive Officer present for the discussions.

In determining executive officer compensation, our Compensation Committee, with the assistance of its independent compensation consultant, Radford, which is part of the Human Capital Solutions practice at Aon plc and an independent executive compensation consulting firm, evaluates the market competitiveness of compensation for each of our NEOs in order to guide target compensation decisions for the coming year. Our Compensation Committee references a peer group of publicly-traded companies in the biopharmaceutical industry for purposes of gathering data to compare with our existing executive compensation levels and practices and as context for future compensation decisions. Our Compensation Committee reviews and updates the compensation peer group each year, as appropriate, to include companies that the Compensation Committee believes are competitors for executive talent and that are similar to us in terms of their stage of development, therapeutic focus, market capitalization, number of employees, structure, financial profile and geographic proximity to the Cambridge biotech cluster, as applicable. We also recognize that it is unlikely for companies to align equally on all factors, so we consider companies that meet a majority of the criteria. Due to the nature of our business, we compete for executive talent with many companies much larger than we are. Our Compensation Committee considers peer group and other industry compensation data and the recommendations of our compensation consultant when making decisions related to executive compensation, ultimately giving consideration to the competitiveness of our compensation program, internal perceptions of equity and individual performance and role. Our Compensation Committee finds comparative data from our peer group to be useful in setting and adjusting executive compensation, but it does not target our programs or any particular element of compensation to be at or within a particular percentile or range compared to our peers. Our Compensation Committee uses the peer group data primarily to ensure that our executive compensation program and its constituent elements are and remain competitive in relation to our peers, and applies judgment and discretion in establishing targeted compensation levels taking into account not only competitive market data but also the experience of the executive, scope of responsibility, critical skill sets and expertise.
Employment Agreements with Our Named Executive Officers
Paul B. Bolno, M.D., MBA
In May 2020, we entered into an amended and restated employment agreement with Dr. Bolno, pursuant to which he serves as our President and Chief Executive Officer. The employment agreement amends and restates the prior employment arrangement between the Company and Dr. Bolno. As of January 1, 2021, Dr. Bolno’s annual base salary was $597,000 and his annual target bonus percentage was a maximum of 65% of his annual base salary, with the actual amount to be paid determined based on the achievement of annual performance milestones defined by our Board in its sole discretion. Effective January 1, 2022, Dr. Bolno’s annual base salary was increased to $617,900. In February 2022, in recognition of his 2021 performance supporting the achievement of our corporate goals discussed below, Dr. Bolno received a cash bonus of $388,100 that was equal to 100% of his 2021 target bonus, 65% of his annual base salary. In addition, in January 2022, he received an option to purchase 600,000 of our ordinary shares under our 2021 Plan as a 2022 long-term incentive plan (“2022 LTIP”) award, with such shares vesting over a four-year period, with 25% vesting on the first anniversary of the date of grant and quarterly thereafter.
Pursuant to Dr. Bolno’s employment agreement, if we terminate his employment without cause or if he terminates his employment for good reason, Dr. Bolno will be entitled to receive continued payment of his then-current annual base salary for 18 months following termination; continued payment of health insurance premiums at the Company’s then normal rate of contribution until the earlier of 18 months following termination or until he commences new employment; and the payment of a separation bonus equal to his then annual target bonus opportunity prorated through the termination date. In addition, if a change of control occurs and within one year following the change of control Dr. Bolno is terminated without cause or if Dr. Bolno terminates his employment for good reason, he will be entitled to receive a lump sum cash payment equal to 18 months of his then-current annual base salary; continued payment of health insurance premiums at the Company’s then normal rate of contribution until the earlier of 18 months following termination or until he commences new employment; and the payment of a separation bonus equal to his then annual target bonus opportunity. Pursuant to applicable equity agreements with Dr. Bolno, all unvested shares underlying outstanding options and RSUs that were granted to him on or after January 1, 2018 will become fully vested upon his termination without cause or for good reason within 12 months following a change of control. Receipt of the severance and change of control benefits described above are subject to execution of a release of claims against the Company and compliance with certain restrictive covenants following the termination of his employment.
Michael Panzara, M.D., MPH
In July 2016, we entered into an employment agreement with Dr. Panzara, pursuant to which he now serves as our Chief Medical Officer, Head of Therapeutics Discovery and Development. As of January 1, 2021, Dr. Panzara’s annual base salary was $471,000, and his annual target bonus percentage was increased to a maximum of 45% of his annual base salary, with the actual amount to be paid determined based on the achievement of annual performance milestones defined by our Board in its sole discretion. Effective January 1, 2022, Dr. Panzara’s annual base salary was increased to $487,500. In February 2022, in recognition of his 2021 performance supporting the achievement of our corporate goals discussed below, Dr. Panzara received a cash bonus of $212,000 that was equal to 100% of his 2021 target bonus, 45% of his base salary. In addition, in January 2022, he received an option to purchase 200,000 of our ordinary shares under our 2021 Plan as a 2022 LTIP award, with such shares vesting over a four-year period, with 25% vesting on the first anniversary of the date of grant and quarterly thereafter
.

Pursuant to Dr. Panzara’s employment agreement, if we terminate his employment without cause or if he terminates his employment for good reason, Dr. Panzara will be entitled to receive continued payment of his then-current annual base salary for 12 months following termination and continued payment of health insurance premiums at the Company’s then normal rate of contribution until the earlier of 12 months following termination or until he commences new employment. In addition, if a change of control occurs and within one year following the change of control Dr. Panzara is terminated without cause or Dr. Panzara terminates his employment for good reason, he will be entitled to receive a lump sum cash payment equal to 12 months of his then-current annual base salary; continued payment of health insurance premiums at the Company’s then normal rate of contribution until the earlier of 12 months following termination or until he commences new employment; and the payment of a separation bonus equal to his then annual target bonus opportunity prorated through his termination date. Pursuant to applicable equity agreements with Dr. Panzara, all unvested shares underlying outstanding options and RSUs that were granted to him on or after January 1, 2018 will become fully vested upon his termination without cause or for good reason within 12 months following a change of control. Receipt of the severance and change of control benefits described above are subject to execution of a release of claims against the Company and compliance with certain restrictive covenants following the termination of his employment.
Chandra Vargeese, Ph.D.
In May 2020, we entered into an amended and restated employment agreement with Dr. Vargeese, pursuant to which she serves as our Chief Technology Officer, Head of Platform Discovery Sciences. The employment agreement amends and restates the prior employment arrangement between the Company and Dr. Vargeese. As of January 1, 2021, Dr. Vargeese’s annual base salary was $444,000, and her annual target bonus percentage was increased to a maximum of 45% of her annual base salary, with the actual amount to be paid determined based on the achievement of annual performance milestones defined by our Board in its sole discretion. Effective January 1, 2022, Dr. Vargeese’s annual base salary was increased to $459,540. In February 2022, in recognition of her 2021 performance supporting the achievement of our corporate goals discussed below, Dr. Vargeese received a cash bonus of $199,800 that was equal to 100% of her 2021 target bonus, 45% of her base salary. In addition, in January 2022, she received an option to purchase 200,000 of our ordinary shares under our 2021 Plan as a 2022 LTIP award, with such shares vesting over a four-year period, with 25% vesting on the first anniversary of the date of grant and quarterly thereafter
.
Pursuant to Dr. Vargeese’s employment agreement, if we terminate her employment without cause or if she terminates her employment for good reason, Dr. Vargeese will be entitled to receive continued payment of her then-current annual base salary for 12 months following termination; continued payment of health insurance premiums at the Company’s then normal rate of contribution until the earlier of 12 months following termination or until she commences new employment; and the payment of a separation bonus equal to her then annual target bonus opportunity prorated through the termination date. In addition, if a change of control occurs and within one year following the change of control Dr. Vargeese is terminated without cause or if Dr. Vargeese terminates her employment for good reason, she will be entitled to receive a lump sum cash payment equal to 12 months of her then-current annual base salary; continued payment of health insurance premiums at the Company’s then normal rate of contribution until the earlier of 12 months following termination or until she commences new employment; and the payment of a separation bonus equal to her then annual target bonus opportunity. Pursuant to applicable equity agreements with Dr. Vargeese, all unvested shares underlying outstanding options and RSUs that were granted to her on or after January 1, 2018 will become fully vested upon her termination without cause or for good reason within 12 months following a change of control. Receipt of the severance and change of control benefits described above are subject to execution of a release of claims against the Company and compliance with certain restrictive covenants following the termination of her employment.
Other Provisions Applicable to Named Executive Officers
In addition, as a condition of their employment, each of our NEOs has entered into a non-competition
and
non-solicitation
agreement pursuant to which he or she has agreed not to compete with us for a period of 12 months following the termination of his or her employment with us. All agreements generally provide for at-will
employment and that our NEOs are eligible to participate in employee benefit plans of general applicability to other senior executives, which we maintain from time to time.
For purposes of change of control benefits included in the Company’s employment agreements with its NEOs, change of control is defined as follows: (A) a merger or consolidation of the Company whether or not approved by the Board, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or the parent of such corporation) more than 50% of the total voting power represented by the voting securities of the Company or such surviving entity or parent of such corporation, as the case may be, outstanding immediately after such merger or consolidation; or (B) the sale or disposition by the Company of all or substantially all of the Company’s assets in a transaction requiring shareholder approval.
Base Salaries
Annual base salary is designed to provide a competitive fixed rate of pay, recognizing different levels of responsibility and performance. Actual salaries reflect the judgment and consideration of numerous factors by the Compensation Committee. These factors include the NEO’s experience, importance of position, expected future contributions, performance, comparative survey data, internal pay equity, scope of responsibilities, expertise, the criticality of the NEO’s position within the Company, the other elements of compensation received by the NEO, and the NEO’s compensation in comparison to similarly situated executive officers at comparable companies in our peer group.

Annual Cash Incentive Program
Our executive officers are eligible to receive annual cash incentive awards, with the target bonus opportunity for 2021 determined as a percentage of their base salary. At the beginning of 2021, our Board approved ambitious corporate goals and objectives that our Compensation Committee then used to design our annual cash incentive program for 2021. Under this program, the Compensation Committee determined that the corporate goals would apply uniformly to all of our executive officers. Our 2021 corporate goals, plus the ongoing challenges that we overcame as a result of the
COVID-19
global pandemic and its continued disruption of governments, businesses and people around the world, that were assessed to determine our 2021 corporate performance are set forth below:

•
Initiated dosing in three global clinical trials evaluating our next-generation stereopure
PN-modified
oligonucleotide programs, including
WVE-003
for Huntington’s disease in our
SELECT-HD
trial,
WVE-004
for ALS and FTD in our
FOCUS-C9
trial, and
WVE-N531
for Duchenne muscular dystrophy (
achieved
)

•
Developed wtHTT (wild-type) huntingtin assay, successfully implemented and used assay for allele-selective HD programs in clinical trials, and began sharing assay with the HD community, with plans to make the assay widely available to the industry (
achieved)

•	Delivered data from PRECISION-HD clinical trials for first-generation programs WVE-120101 and WVE-120102 ( achieved)

•	Showcased significant advancements in ADAR-mediated RNA base editing capability and generated in vivo data to enable the September 2021 research day (achieved)

•	Met or exceeded internal milestones relating to the original Takeda Category 2 programs ( achieved)

•	Amended and streamlined the Takeda Collaboration Agreement, resulting in receipt of an additional $22.5 million (achieved)

•
Three seminal papers accepted for publication in peer-reviewed journals covering our novel PN backbone chemistry modifications and preclinical proof-of-concept
data for our novel ADAR-mediated RNA base editing (
achieved
)

•	Strengthened our internal GMP manufacturing capabilities to support our needs as well as potential new partners ( achieved)

•	Maintained business continuity through COVID-19 global pandemic with more than 60% of workforce onsite and 40% of employees offsite while maintaining remarkable productivity ( achieved)

•	Maintained low employee turnover and added key, diverse talent broadly throughout the organization ( achieved)

•	Actively managed spend and delivered our 2021 corporate goals below our 2021 budget ( achieved)
Based on our Board’s assessment and consideration of the relative weighting and importance of our goals, our Board determined that we achieved 100% of our 2021 corporate goals. The Compensation Committee then determined that bonuses for 2021 performance be paid to our NEOs based on these results.
Long-Term Incentive Compensation
2021 Long-Term Incentive Program
In 2021, the long-term incentive component of the compensation of our NEOs consisted of share options and restricted share unit awards. These share options and restricted share unit awards were granted to each of our NEOs by our Compensation Committee on February 1, 2021, and vest over a two-year term,
with 50% vesting on February 15, 2022, and the remainder vesting on February 15, 2023. The share options were granted at an exercise price of $10.48 per share. The Compensation Committee retained this two-year vesting
schedule from 2020 over our standard four-year vesting schedule as a means of driving retention and incentivizing performance over this highly critical two-year
period in Wave’s development as a clinical-stage genetic medicines company committed to delivering life-changing treatments for people battling devastating diseases.
2022 Long-Term Incentive Program
In 2022, the long-term incentive component of the compensation of our NEOs consisted solely of share options. These share options were granted to each of our NEOs by our Compensation Committee on January 1, 2022, at an exercise price of $3.14 per share, and vest over a four-year term, with 25% vesting on January 1, 2023, and the remainder vesting quarterly thereafter. The Compensation Committee determined to grant share options, based on share valuation at the time of grant and to best align employees with investors’ interests to build long-term shareholder value in Wave
.

2019 Performance-Based RSUs and 2021 Amended and Restated Performance-Based RSUs
In March 2019, the Compensation Committee approved the grant of performance-based RSUs to our employees, including our NEOs, that vest based on two separate performance milestones: 80% of the award will vest upon receipt of the first regulatory approval of a Wave drug product by the U.S. Food and Drug Administration or European Medicines Agency (the “Regulatory Approval Milestone”); and 20% of the award will vest upon the first commercial sale of a Wave drug product (the “Commercial Sale Milestone”), in each case, occurring by March 7, 2029, subject to continuous service (the “2019 Performance-Based RSUs”).
In order to address concerns raised regarding the long-dated nature of the 2019 Performance-Based RSUs and their ability to deliver real retentive value, the Compensation Committee decided to enhance the retentive impact of the awards by incorporating an additional milestone focused on driving nearer term execution of key strategic goals to build shareholder value in the nearer term. Accordingly, in March 2021, the Compensation Committee approved an amendment and restatement of all outstanding 2019 Performance-Based RSUs to add a third performance milestone to the two existing performance milestones. If the new performance milestone, the PN Chemistry Milestone (as defined below), is achieved prior to either of the Regulatory Approval Milestone or the Commercial Sale Milestone, then 50% of the award will be earned upon public disclosure of the achievement of clinical proof of concept of a molecule containing Wave’s PN backbone chemistry modifications (the “PN Chemistry Milestone”) and the percentages applicable to the Regulatory Approval Milestone or the Commercial Sale Milestone shall be reduced to 40% and 10%, respectively. This modification did not result in any incremental expense and the Company did not recognize any expense related to the performance-based RSUs in 2021 as the related milestones were not then-considered probable of achievement.
401(k) Plan
We maintain a 401(k) plan that is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). In general, all of our employees, including our NEOs, are eligible to participate in the 401(k) plan. Under the 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit, which was equal to $19,500 in 2021, and to have the amount of such reduction contributed to the 401(k) plan. We currently match 50% of an employee’s 401(k) contributions up to a maximum of 6% of the participant’s includable compensation. Matching contributions are 100% vested upon completion of one year of service with the Company. In addition, employees who turn age 50 before the end of any calendar year may also defer up to an additional $6,500, and these catch-up
contributions are eligible for matching contributions. Matching contributions made to each of our NEOs are included in the “Summary Compensation Table” above.
2021 Equity Incentive Plan
Our 2021 Plan was approved by our shareholders and went into effect on August 10, 2021. The 2021 Plan serves as the successor to our 2014 Plan, such that outstanding awards granted under the 2014 Plan continue to be governed by the terms of the 2014 Plan, but no awards may be made under the 2014 Plan after August 10, 2021. Accordingly, under the 2021 Plan, our Board and shareholders authorized 5,450,000 ordinary shares, plus the number of ordinary shares underlying any awards under the 2014 Plan that are forfeited, cancelled or otherwise terminated (other than by exercise or withheld by the Company to satisfy any tax withholding obligation) on or after August 10, 2021. The 2021 Plan authorizes the granting of incentive options, non-qualified

options, or “NQSOs,” share appreciation rights and restricted share unit awards to eligible employees and directors of the Company. In the event of a share dividend, split, recapitalization or reorganization or other change in capital structure, our Board will make appropriate adjustments to these amounts
.
Any shares subject to an award that is canceled, forfeited or expires prior to exercise or realization, either in full or in part, will again become available for issuance under the 2021 Plan. However, shares subject to an award under the 2021 Plan will not again be made available for issuance or delivery under the 2021 Plan if such shares are (a) shares tendered in payment of an option; (b) shares delivered or withheld by us to satisfy any tax withholding obligation; or (c) shares covered by a share-settled share appreciation right or other awards that were not issued upon the settlement of the award.
If we are acquired, our Board or Compensation Committee will with respect to share options and share appreciation rights: (i) make appropriate provision for the continuation of the share option or share appreciation right by substituting on an equitable basis for the ordinary shares then subject to such share option or share appreciation right either the consideration payable with respect to the outstanding ordinary shares in connection with the corporate transaction or securities of any successor or acquiring entity; (ii) cancel or arrange for the cancellation of the share options or share appreciation rights, to the extent not vested or exercised prior to the effective time of the transaction, in exchange for a payment in cash or ordinary shares as determined by our Board, in an amount equal to the amount by which the then fair market value of the ordinary shares subject to such vested share option or share appreciation right exceeds the exercise price; or (iii) after giving holders an opportunity to exercise to the extent vested their outstanding share options or share appreciation rights, terminate any or all unexercised share options and share appreciation rights at such time as the Board deems appropriate. If we are acquired, with respect to outstanding restricted share unit awards, our Board or Compensation Committee shall make appropriate provision for the continuation of such restricted awards on the same terms and conditions by substituting on an equitable basis for the ordinary shares then subject to such restricted awards either the consideration payable with respect to the outstanding ordinary shares in connection with the transaction or securities of any successor or acquiring entity. In lieu of the foregoing, if we are acquired, our Board may provide that, upon consummation of the acquisition, each outstanding restricted award shall be terminated in exchange for payment of an amount equal to the consideration payable upon consummation of such transaction to a holder of the number of ordinary shares comprising such restricted award to the extent then vested.
Outstanding Equity Awards at 2021 Fiscal
Year-End
The following table shows grants of options and unvested restricted share unit awards outstanding on the last day of the fiscal year ended December 31, 2021 to each of the NEOs.

	Option Awards					Share Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Share Units That Have Not Vested (#)		Market Value of Shares or Share Units That Have Not Vested ($)(8)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(8)
Paul B. Bolno, M.D., MBA	219,025	—		$2.48	3/10/2025
	236,400	—		$18.79	6/16/2026
	72,500	—		$29.05	1/25/2027
	102,187	6,813	(1)	$40.05	1/23/2028
	31,500	31,500	(2)	$8.17	3/3/2030
	—	200,000	(3)	$10.48	2/1/2031
						13,625	(4)	$42,783
						30,000	(5)	$94,200
						150,000	(6)	$471,000
									185,000	(7)	$580,900
Michael Panzara, M.D., MPH	131,250	—		$21.69	7/11/2026
	13,800	—		$29.05	1/25/2027
	32,812	2,188	(1)	$40.05	1/23/2028
	18,000	18,000	(2)	$8.17	3/3/2030
	—	50,000	(3)	$10.48	2/1/2031
						4,375	(4)	$13,738
						7,500	(5)	$23,550
						50,000	(6)	$157,000
									100,000	(7)	$314,000
Chandra Vargeese, Ph.D.	205,964	—		$2.48	3/10/2025
	49,600	—		$18.79	6/16/2026
	19,500	—		$29.05	1/25/2027
	32,812	2,188	(1)	$40.05	1/23/2028
	18,000	18,000	(2)	$8.17	3/3/2030
	—	50,000	(3)	$10.48	2/1/2031
						4,375	(4)	$13,738
						7,500	(5)	$23,550
						50,000	(6)	$157,000
									100,000	(7)	$314,000

(1)
25% vested on February 15, 2019 and the remainder vests in equal quarterly installments over the following 12 quarters, subject to such officer’s continued service with us on each such vesting date. The award shall become fully vested upon termination without cause or for good reason within 12 months following a change of control.

(2)
50% vested on February 15, 2021 and the remaining 50% vested on February 15, 2022, subject to such officer’s continued service with us on each such vesting date. The award shall become fully vested upon termination without cause or for good reason within 12 months following a change of control.

(3)
50% vested on February 15, 2022 and the remaining 50% vests on February 15, 2023, subject to such officer’s continued service with us on each such vesting date. The award shall become fully vested upon termination without cause or for good reason within 12 months following a change of control.

(4)
25% vested on February 15, 2019 and the remainder vests in equal annual installments over the following three years, subject to such officer’s continued service with us on each such vesting date. The award shall become fully vested upon termination without cause or for good reason within 12 months following a change of control.

(5)
25% vested on February 15, 2020 and the remainder vests in equal monthly installments over the following 36 months, subject to such officer’s continued service with us on each such vesting date. The award shall become fully vested upon termination without cause or for good reason within 12 months following a change of control.

(6)
50% vested on February 15, 2022 and the remaining 50% vests on February 15, 2023, subject to such officer’s continued service with us on each such vesting date. The award shall become fully vested upon termination without cause or for good reason within 12 months following a change of control.

(7)
These performance-based RSUs were granted on March 7, 2019 and were amended on March 17, 2021. A description of the vesting criteria of the performance-based-RSUs is set forth under the sub-heading
“
Long-Term Incentive Compensation
—
2019 Performance-Based RSUs and 2021 Amended and Restated Performance-Based RSUs”
above
.
The award shall become fully vested upon termination without cause or for good reason within 12 months following a change of control.

(8)	The market value of the RSU awards and performance-based RSUs is based on the closing price of our ordinary shares of $3.14 per share at December 31, 2021.
Director Compensation
The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2021 to each of our non-employee
directors. Directors who are also employees are not compensated for their service on our Board.

	Fees Earned or		All Other
Name	Paid in Cash ($) (1)	Option Awards ($) (2)	Compensation ($)		Total ($)
Christian Henry	108,000	138,151	—		246,151
Mark H. N. Corrigan, M.D.	79,000	68,510	—		147,510
Peter Kolchinsky, Ph.D. (3)	47,500	138,151	—		185,651
Amy Pott	1,008	—	—		1,008
Adrian Rawcliffe	56,500	138,151	—		194,651
Ken Takanashi	47,500	138,151	22,125	(4)	207,776
Aik Na Tan	49,000	68,510	—		117,510
Gregory L. Verdine, Ph.D.	47,500	138,151	150,000	(5)	335,651
Heidi L. Wagner, J.D.	55,000	68,510	—		123,510

(1)	Amounts represent fees earned during 2021 under our Non-Employee Director Compensation Policy. Ms. Pott resigned as a director of the Company effective as of January 8, 2021.
(2)
Amount represents the aggregate grant date fair value for the option awards identified, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in the Original
10-K.

(3)
Pursuant to the terms of the RA Capital Healthcare Fund, L.P. governing documents, Dr. Kolchinsky is required to remit to RA Capital Management, L.P. (“RA Capital”) both the cash and the equity compensation, and RA Capital and not Dr. Kolchinsky is the beneficial owner of such compensation.

(4)
At our 2021 Annual General Meeting of Shareholders (the “2021 AGM”), our shareholders approved a one-time,
additional amount of $22,125 (which amount includes a tax
gross-up)
plus any applicable interest related to withholding taxes required to be paid to the U.S. Internal Revenue Service on behalf of one of our
ex-U.S.
directors.

(5)	Amount paid pursuant to a consulting agreement between the Company and Dr. Verdine.

The following table shows the aggregate number of shares subject to options held by each of our non-employee
directors as of December 31, 2021:

Aggregate
Number of
Shares
Subject to
Name	Options
Christian Henry	81,000
Mark H. N. Corrigan, M.D.	52,500
Peter Kolchinsky, Ph.D.	81,000
Amy Pott	—
Adrian Rawcliffe	99,000
Ken Takanashi	81,000
Aik Na Tan	42,000
Gregory L. Verdine, Ph.D.	347,402
Heidi L. Wagner, J.D.	52,500
Non-Employee
Director Compensation Policy
2021
Non-Employee
Director Compensation Policy
At our 2021 Annual General Meeting of Shareholders (the “2021 AGM”), our shareholders approved our 2021
Non-Employee
Director Compensation Policy, under which our directors are compensated for their service as directors, including as members of the various committees of our Board on which they serve, for the Board service period that commenced on the date of our 2021 AGM and runs through the date of our 2022 AGM. The terms of the 2021
Non-Employee
Director Compensation Policy are as follows:
(A)
 Cash Compensation
:

•	Board of Directors : Annual cash compensation of $40,000 to each non-employee director, other than the Chairman of the Board, and cash compensation of $75,000 to the non-employee Chairman of the Board.

•	Audit Committee : Additional annual cash compensation of $18,000 to the Chairman of the Audit Committee and $9,000 to each member of the Audit Committee other than the Chairman.

•	Compensation Committee : Additional annual cash compensation of $15,000 to the Chairman of the Compensation Committee and $7,500 to each member of the Compensation Committee other than the Chairman.

•
Nominating and Corporate Governance Committee
: Additional annual cash compensation of $15,000 to the Chairman of the Nominating and Corporate Governance Committee and $7,500 to each member of the Nominating and Corporate Governance Committee other than the Chairman.

•
Research and Development Committee
: Additional annual cash compensation of $15,000 to the Chairman of the Research and Development Committee and $7,500 to each member of the Research and Development Committee other than the Chairman.

•
Proration
: Additional pro rata cash compensation of the annual cash compensation amounts set forth above shall be made, as applicable, to (i) any director who ceases to be a director, Chairman of the Board or member or chairman of any committee of the Board and (ii) any new non-employee
director who is appointed by the Board, any independent director who is appointed to the position of Chairman of the Board or chairman of any such committee of the Board or any independent director who is appointed to serve on any such committee of the Board, for their services rendered as a director and/or committee member, for the portion of the year in which such director so served.

(B)
 Equity Compensation
:

•
Initial Equity Grant
:
One-time
equity grant upon initial appointment or election to the Board of an option to purchase 42,000 ordinary shares, which shall vest as to 12.5% of the shares on a quarterly basis during the two-year
period following the grant date.

•
Refresh Equity Grant
: Each
non-employee
director whose initial equity grant has an expiration date within twelve months following the 2021 AGM shall be granted an option to purchase 42,000 ordinary shares, which shall vest as to 12.5% of the shares on a quarterly basis during the two-year
period following the grant date.

•
Annual Equity Grant
: Annual equity grant of an option to purchase 21,000 ordinary shares, which shall vest as to 100% of the shares on the earlier of the 2022 AGM or the first anniversary of the grant date.

•
Limitation on Equity Grants
:
A non-employee director
shall be eligible to receive only one type of option grant at the 2021 AGM, which shall be an initial equity grant, a refresh equity grant, or an annual equity grant, in each case as described above.

2021
One-Time
Research and Development Committee Compensation in Arrears
At our 2021 AGM, our shareholders approved for the Research and Development Committee to receive cash compensation in arrears for their service on the Research and Development Committee for the period of January 1, 2021 through the date of 2021 AGM, which included cash compensation of $15,000 to the Chairman of the Research and Development Committee and $7,500 to each member of the Research and Development Committee other than the Chairman.
2021
One-Time
Tax Withholding
Gross-up
At our 2021 AGM, our shareholders approved a
one-time,
additional amount of $22,125 (which amount includes a tax
gross-up)
plus any applicable interest related to withholding taxes required to be paid to the U.S. Internal Revenue Service on behalf of one of our
ex-U.S.
directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information with respect to the beneficial ownership of our ordinary shares as of March 25, 2022 for (i) the executive officers named in the Summary Compensation Table appearing elsewhere in this Amendment, (ii) each of our directors, (iii) all of our current directors and executive officers as a group and (iv) each shareholder known by us to own beneficially more than 5% of our ordinary shares. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem ordinary shares that may be acquired by an individual or group within 60 days of March 25, 2022 pursuant to the exercise of options, or the vesting of restricted share unit awards, and the conversion of our outstanding Series A preferred shares into ordinary shares to be outstanding for the purpose of computing the percentage ownership of such individual or group, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all ordinary shares shown to be beneficially owned by them based on information provided to us by these shareholders. Percentage ownership is based on 60,859,968 ordinary shares outstanding on March 25, 2022.

	Ordinary Shares
	Beneficially Owned
Name	Shares	Percent
5% Beneficial Owners
RA Capital Management, L.P. (1)	7,775,207	12.8%
Shin Nippon Biomedical Laboratories, Ltd. (2)	5,885,478	9.1%
Maverick Capital, Ltd. (3)	5,593,389	9.2%
BB Biotech AG (4)	4,602,858	7.6%
PRIMECAP Management Company (5)	4,594,575	7.5%
M28 Capital Management LP (6)	3,765,588	6.2%
Directors and Named Executive Officers
Paul B. Bolno, M.D., MBA (7)	1,087,751	1.8%
Michael Panzara, M.D., MPH (8)	288,117	*
Chandra Vargeese, Ph.D. (9)	415,623	*
Mark H. N. Corrigan, M.D. (11)	23,625	*
Christian Henry (11)	49,500	*
Peter Kolchinsky, Ph.D. (12)	7,824,707	12.8%
Adrian Rawcliffe (11)	49,500	*
Ken Takanashi (13)	5,934,978	9.2%
Heidi L. Wagner, J.D. (11)	23,625	*
Gregory L. Verdine, Ph.D. (14)	345,902	*
Aik Na Tan (11)	7,673	*
All current directors and executive officers as a group (13 individuals) (15)	16,429,992	24.5%

*	Represents less than 1% of ordinary shares outstanding on March 25, 2022.
(1)
Based on information reported by RA Capital Management, L.P. (“RA Capital”). Such shares are held by RA Capital Healthcare Fund, L.P. (the “Fund”). The general partner of RA Capital is RA Capital Management GP, LLC, of which Dr. Peter Kolchinsky and Mr. Rajeev Shah are the controlling persons. RA Capital serves as investment adviser for the Fund and may be deemed a beneficial owner of any securities of the Company held by the Fund. The Fund has delegated to RA Capital the sole power to vote and the sole power to dispose of all securities held in the Fund’s portfolio, including the ordinary shares held by the Fund. Because the Fund has divested itself of voting and investment power over the reported securities it holds and may not revoke that delegation on less than 61 days’ notice, the Fund disclaims beneficial ownership of the securities it holds for purposes of Section 13(d) of the Exchange Act. As managers of RA Capital, Dr. Kolchinsky and Mr. Shah may be deemed beneficial owners, for purposes of Section 13(d) of the Exchange Act, of any securities of the Company beneficially owned by RA Capital. RA Capital, Dr. Kolchinsky, and Mr. Shah disclaim beneficial ownership of securities beneficially owned by RA Capital. The address for RA Capital is 200 Berkeley Street, 18th Floor, Boston, MA 02116.

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
Akashi-cho,
Chuo-ku,
Tokyo
104-0044,
Japan.

(3)
Based on information reported by Maverick Capital, Ltd., Maverick Capital Management, LLC and Lee S. Ainslee on Schedule 13G filed with the SEC on February 14, 2022. Maverick Capital, Ltd. is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and, as such, may be deemed to have beneficial ownership of the ordinary shares reported herein through the investment discretion it exercises over its clients’ accounts. Maverick Capital Management, LLC is the General Partner of Maverick Capital, Ltd. Mr. Ainslie is the manager of Maverick Capital Management, LLC. The principal business address of (i) Maverick Capital, Ltd. and Maverick Capital Management, LLC is 1900 N. Pearl Street, 20
th
Floor, Dallas, Texas, 75201, and (ii) Mr. Ainslie is 222 Lakeview Avenue, Suite 520, West Palm Beach, Florida 33401.

(4)
Based on information reported by BB Biotech AG and Biotech Target N.V on Schedule 13G/A filed with the SEC on February 11, 2022. Such shares are held by Biotech Target N.V., a wholly-owned subsidiary of BB Biotech AG. The address of BB Biotech AG is Schwertstrasse 6,
CH-8200
Schaffhausen, Switzerland and the address of Biotech Target N.V. is Ara Hill Top Building, Unit
A-5,
Pletterijweg Oost 1, Curaçao.

(5)
Based on information reported by PRIMECAP Management Company on Schedule 13G/A filed with the SEC on February 10, 2022. The address of PRIMECAP Management Company is 177 E. Colorado Blvd., 11
th
Floor, Pasadena, CA 91105.

(6)
Based on information reported by M28 Capital Management LP (“M28 Capital”) on Schedule 13G filed with the SEC on October 29, 2021. M28 Capital is the investment manager to M28 Capital Master Fund LP, a Cayman Islands limited partnership (“M28 Master”). As of October 27, 2021, M28 Capital may be deemed to beneficially own an aggregate of 3,765,588 ordinary shares of the Company. The number of shares reported herein consists of 3,765,588 ordinary shares held by M28 Master. M28 Capital, as the investment manager to M28 Master, may be deemed to beneficially own these securities. Marc Elia is the Chief Investment Officer and principal owner of M28 Capital and exercises investment discretion with respect to these securities. The address of M28 Capital is 700 Canal Street, 2 nd
Floor, Stamford, CT, 06902.

(7)	Consists of (i) 287,826 ordinary shares held by Dr. Bolno and (ii) 799,925 ordinary shares underlying options exercisable within 60 days of March 25, 2022.
(8)	Consists of (i) 47,067 ordinary shares held by Dr. Panzara and (ii) 241,050 ordinary shares underlying options exercisable within 60 days of March 25, 2022.
(9)	Consists of (i) 44,559 ordinary shares held by Dr. Vargeese and (ii) 371,064 ordinary shares underlying options exercisable within 60 days of March 25, 2022.
(11)	Consists of ordinary shares underlying options exercisable within 60 days of March 25, 2022.
(12)	See Footnote (1) above. Also consists of 49,500 ordinary shares underlying options exercisable within 60 days of March 25, 2022 held by Dr. Kolchinsky.
(13)	See Footnote (2) above. Also consists of 49,500 ordinary shares underlying options exercisable within 60 days of March 25, 2022 held by Mr. Takanashi.
(14)	Consists of (i) 30,000 ordinary shares held by Dr. Verdine and (ii) 315,902 ordinary shares underlying options exercisable within 60 days of March 25, 2022.
(15)
Consists of (i) 2,288,108 ordinary shares underlying options exercisable within 60 days of March 25, 2022, held by our current directors and executive officers, (ii) 10,240,536 outstanding ordinary shares beneficially owned by our current directors and executive officers and entities affiliated with certain of our directors, and (iii) 3,901,348 Series A preferred shares, which can be converted at any time on a one-for-one
basis into ordinary shares at the discretion of the holder, held by entities affiliated with one of our directors.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides certain information with respect to our equity compensation plans in effect as of December 31, 2021.

					Number of
					Securities
	Number of Securities		Weighted-Average		Remaining
	to be Issued upon		Exercise Price of		Available for Future
	Exercise of		Outstanding		Issuance under
	Outstanding Options,		Options, Warrants		Equity
Plan Category	Warrants and Rights		and Rights		Compensation Plans
Equity compensation plans approved by security holders	8,744,635	(1)	$10.23	(2)	4,015,356	(3)
Equity compensation plans not approved by security holders	88,875	(4)	$9.28	(5)	—
Total	8,833,510		$10.22		4,015,356

(1)
Consists of options to purchase 6,889,535 of our ordinary shares outstanding under the 2014 Plan and the 2021 Plan, 802,993 of our ordinary shares subject to performance-based RSUs outstanding under the 2014 Plan, and 1,072,357 of our ordinary shares subject to time-based RSUs outstanding under the 2014 Plan and the 2021 Plan, in each case as of December 31, 2021.

(2)	Reflects the weighted average exercise price of the options to purchase 6,889,535 of our ordinary shares outstanding under the 2014 Plan and 2021 Plan, as of December 31, 2021.
(3)
Consists of 3,132,882 of shares available for future grants under the 2021 Plan, as well as 882,474 of shares that remain available for sale under the 2019 Employee Share Purchase Plan, in each case as of December 31, 2021.

(4)
Consists of options to purchase 68,625 of our ordinary shares granted outside of the 2014 Plan and the 2021 Plan in accordance with Nasdaq Listing Rule 5635(c)(4) and 20,250 of our ordinary shares subject to time-based RSUs granted outside of the 2014 Plan and the 2021 Plan in accordance with Nasdaq Listing Rule 5635(c)(4), outstanding as of December 31, 2021.

(5)	Reflects the weighted average exercise price of the options to purchase 68,625 of our ordinary shares granted in accordance with Nasdaq Listing Rule 5635(c)(4), outstanding as of December 31, 2021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS
The following includes a summary of transactions since January 1, 2020 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of our total assets at December 31, 2021 and 2020, and in which any of our directors, executive officers or beneficial owners of more than 5% of our ordinary shares, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under, “Executive Officer and Director Compensation.” We refer to such transactions as “related party transactions” or “related person transactions” and such persons as “related parties” or “related persons.” With the approval of our Board, we have engaged in the related party transactions described below.
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
Consulting Agreement with Gregory L. Verdine, Ph.D.
Gregory L. Verdine, Ph.D., a member of our Board, entered into a consulting agreement with Wave Life Sciences USA, Inc. (“Wave USA”), our wholly owned subsidiary, dated as of April 1, 2012, pursuant to which Dr. Verdine serves as a scientific advisor. The consulting agreement does not have a specified term and may be terminated by either party upon 14 days’ prior written notice. Wave USA pays Dr. Verdine $12,500 per month pursuant to the consulting agreement and, in each of 2020 and 2021, Dr. Verdine was paid an aggregate of $150,000 under this agreement.

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
Registration Rights under our Share Purchase Agreement with Pfizer
Under the terms of the Pfizer Equity Agreement with the Pfizer Affiliate, under which the Pfizer Affiliate purchased the Pfizer Shares, subject to certain conditions and limitations, we agreed to provide certain demand registration rights to the Pfizer Affiliate in order to register all or a portion of the Pfizer Shares purchased by the Pfizer Affiliate. We also provided the Pfizer Affiliate with certain “piggyback” registration rights for a certain period of time, subject to certain conditions and limitations, such that when we propose to register our ordinary shares for our account, the Pfizer Affiliate will have the right to include some or all of the Pfizer Shares in such registration. The Pfizer Equity Agreement also contains other customary terms and conditions of the parties with respect to the registration of the Pfizer Shares.
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
Director Independence
Our Board believes that independence is one important component of a high-functioning board capable of objective decision-making that represents the long-term interests of shareholders and the Company. Since the Company’s initial public offering in 2015, our Board has enhanced its independence by replacing two previous directors — a founder and a representative of an investor — with five directors who are independent and not affiliated with any of our principal shareholders. We further enhanced our Board’s independent leadership by appointing Christian Henry as its independent Chairman. Our Board is committed to ensuring that its members reflect an appropriate level of independence in conjunction with the combination of qualifications, qualities and skills required to exercise its duties and responsibilities and serve the best interests of the Company and its shareholders. In accordance with our Corporate Governance Guidelines and Nasdaq rules, we hold executive sessions of our independent directors in conjunction with our regularly scheduled board meetings and otherwise as appropriate. In addition, our Compensation Committee meets in executive session with no members of management present, as necessary or appropriate, to address various compensation matters, including deliberations regarding our Chief Executive Officer’s performance and compensation.
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
Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185.
The following table presents fees for professional audit services rendered by KPMG LLP for the services described in the table. Fees disclosed below include fees actually billed or expected to be billed for services pertaining to the applicable fiscal year.

	2021	2020
Audit fees (1)	$977,558	$1,110,833
Audit-related fees (2)	—	—
Tax fees (2)	—	—
All other fees (2)	—	—

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

(2)	There were no audit-related, tax or other fees in 2020 or 2021.
Policy on Audit Committee
Pre-Approval
of Audit and Permissible
Non-Audit
Services of Independent Public Accounting Firm
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
pre-approval
decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Item 15(a).	The documents listed below are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A.

Item 15(a)(1) and (2).	See Item 8 of the Original 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3).	Exhibits: The exhibits listed below are filed with, or incorporated by reference in, this Amendment.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Constitution (formerly known as Memorandum of Association and Articles of Association)		Amendment No. 5 to Form S-1 (Exhibit 3.2)	11/10/2015	333-207379

4.1	Form of Specimen Ordinary Share Certificate		Amendment No. 3 to Form S-1 (Exhibit 4.1)	11/06/2015	333-207379

4.2	Description of Securities of the Registrant and Comparison of Shareholder Rights		Form 10-K (Exhibit 4.2)	03/03/2022	001-37627

4.3.1	Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of August 14, 2015		Form S-1 (Exhibit 4.2)	10/09/2015	333-207379

4.3.2	Amendment No. 1 to Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of November 8, 2018		Form 10-Q (Exhibit 10.2)	11/09/2018	001-37627

4.4	Share Purchase Agreement by and between the Registrant and C.P. Pharmaceuticals International C.V., dated as of May 5, 2016		Form 10-Q (Exhibit 10.2)	08/15/2016	001-37627
Lease Agreements

10.1.1	Lease Agreement by and between Wave Life Sciences USA, Inc., the Registrant, and King 733 Concord LLC, dated as of April 6, 2015		Form S-1 (Exhibit 10.7)	10/09/2015	333-207379

10.1.2	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and CPI/King 733 Concord Owner, LLC, dated as of December 9, 2020		Form 10-K (Exhibit 10.5.2)	03/04/2021	001-37627

10.2.1	Lease Agreement by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of September 26, 2016.		Form 8-K (Exhibit 10.1)	01/06/2017	001-37627

10.2.2	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of December 31, 2016		Form 8-K (Exhibit 10.1)	01/06/2017	001-37627
Collaboration and License Agreements

10.3.1†	Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and Takeda Pharmaceutical Company Limited, dated as of February 19, 2018		Form 10-Q (Exhibit 10.1)	05/09/2018	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.3.2††	Second Amendment to Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and Takeda Pharmaceutical Company Limited, dated as of October 15, 2021		Form 10-K (Exhibit 10.3.2)	03/03/2022	001-37627

10.4	Share Purchase Agreement by and between Takeda Pharmaceutical Company Limited and the Registrant, dated as of February 19, 2018		Form 10-Q (Exhibit 10.2)	05/09/2018	001-37627

10.5	Investor Agreement by and between Takeda Pharmaceutical Company Limited and the Registrant, dated as of April 2, 2018		Form 10-Q (Exhibit 10.3)	05/09/2018	001-37627
Agreements with Executive Officers and Directors

10.6+	Form of Deed of Indemnity by and between the Registrant and each of its directors and certain of its officers		Form S-1 (Exhibit 10.11)	10/09/2015	333-207379

10.7+	Employment Agreement, as amended and restated, between the Registrant and Paul B. Bolno, dated as of May 8, 2020		Form 10-Q (Exhibit 10.1)	08/10/2020	333-207379

10.8+	Employment Agreement, as amended and restated, between the Registrant and Chandra Vargeese, dated as of May 8, 2020		Form 10-Q (Exhibit 10.2)	08/10/2020	333-207379

10.9+	Offer Letter by and between the Registrant and Christopher Francis, Ph.D., dated as of March 10, 2014		Form S-1 (Exhibit 10.15)	10/09/2015	333-207379

10.10+	Employment Agreement between the Registrant and Michael Panzara, M.D. dated as of July 11, 2016		Form 10-Q (Exhibit 10.4)	11/09/2016	001-37627

10.11+	Employment Agreement, as amended and restated, between the Registrant and Kyle Moran, dated as of January 1, 2021		Form 10-K (Exhibit 10.15)	03/04/2021	001-37627

10.12+	Non-Employee Director Compensation Policy, as amended, effective as of August 16, 2021		Form 10-Q (Exhibit 10.1)	11/10/2021	001-37627

10.13+	Consulting Agreement by and between Ontorii, Inc. (now Wave Life Sciences USA, Inc.) and Gregory Verdine, dated as of April 1, 2012		Form S-1 (Exhibit 10.16)	10/09/2015	333-207379

10.14+	Nominee Director Fee Agreement by and between the Registrant and Miura & Associates Management Consultants Pte. Ltd., dated as of October 23, 2012		Form S-1 (Exhibit 10.17)	10/09/2015	333-207379
Equity and Other Compensation Plans

10.15+	Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Plan”)		Form 10-Q (Exhibit 10.1)	11/09/2017	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.16+	Wave Life Sciences Ltd. 2021 Equity Incentive Plan (the “2021 Plan”)		Form 10-Q (Exhibit 10.2)	11/10/2021	001-37627

10.17+	Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan, effective as of August 15, 2019		Form 10-Q (Exhibit 10.1)	11/05/2019	001-37627

10.18.1+	Form of Non-qualified Share Option Agreement under the 2014 Plan, effective as of September 20, 2016		Form 10-Q (Exhibit 10.2)	11/09/2017	001-37627

10.18.2+	Form of Non-qualified Share Option Agreement under the 2014 Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.23.3)	03/01/2019	001-37627

10.18.3+	Form of Non-qualified Share Option Agreement under the 2021 Plan, effective as August 10, 2021		Form 10-K (Exhibit 10.3)	11/10/2021	001-37627

10.19.1+	Form of Incentive Share Option Agreement under the 2014 Plan, effective as of December 2014		Form S-8 (Exhibit 10.1)	12/17/2015	333-208598

10.19.2+	Form of Incentive Share Option Agreement under the 2014 Plan, effective as of September 20, 2016		Form 10-Q (Exhibit 10.3)	11/09/2017	001-37627

10.20.1+	Form of Restricted Share Unit Agreement under the 2014 Plan, effective as of June 16, 2016		Form 10-Q (Exhibit 10.4)	11/09/2017	001-37627

10.20.2+	Form of Restricted Share Unit Agreement under the 2014 Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.25.2)	03/01/2019	001-37627

10.20.3+	Form of Restricted Share Unit Agreement under the 2014 Plan, effective as of January 1, 2019		Form 10-Q (Exhibit 10.1)	05/10/2019	001-37627

10.20.4+	Form of Restricted Share Unit Agreement under the 2021 Plan, effective as of August 10, 2021		Form 10-Q (Exhibit 10.4)	11/10/2021	001-37627

10.20.5+	Form of Amended and Restated 2019 Performance-Based Restricted Share Unit Agreement under the 2014 Plan, effective as of March 17, 2021		Form 10-Q (Exhibit 10.2)	05/13/2021	001-37627

10.20.6+	Form of 2021 Performance-Based Restricted Share Unit Agreement under the 2014 Plan, effective as of March 17, 2021		Form 10-Q (Exhibit 10.3)	05/13/2021	001-37627

10.21.1+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Plan, effective as of June 21, 2017		Form 10-Q (Exhibit 10.5)	11/09/2017	001-37627

10.21.2+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.26.2)	03/01/2019	001-37627

10.21.3+	Form of Non-qualified Share Option Agreement for UK Participants under the 2021 Plan, effective as of August 10, 2021		Form 10-Q (Exhibit 10.5)	11/10/2021	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.21.4+	Form of Restricted Share Unit Agreement for UK Participants under the 2021 Plan, effective as of August 10, 2021		Form 10-Q (Exhibit 10.6)	11/10/2021	001-37627

10.22.1+	Form of Inducement Non-qualified Share Option Agreement		Form 10-Q (Exhibit 10.3)	08/10/2020	001-37627

10.22.2+	Form of Inducement Restricted Share Unit Agreement		Form 10-Q (Exhibit 10.7)	11/10/2021	001-37627

10.23.1	Open Market Sale Agreement, dated as of May 10, 2019, by and between the Registrant and Jefferies LLC.		Form S-3ASR (Exhibit 1.2)	05/10/2019	333-231382

10.23.2	Amendment No. 1 to Open Market Sale Agreement, dated as of March 2, 2020, by and between the Registrant and Jefferies LLC		POSASR (Exhibit 1.3)	03/02/2020	333-231382

10.23.3	Amendment No. 2, dated March 3, 2022, to the Open Market Sale Agreement, dated as of May 10, 2019, by and between Wave Life Sciences Ltd. and Jefferies LLC.		Form 8-K (Exhibit 10.1)	03/03/2022	001-37627

21.1	List of Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	03/12/2018	001-37627

23.1	Consent of Independent Registered Public Accounting Firm		Form 10-K (Exhibit 23.1)	03/03/2022	001-37627

24.1	Power of Attorney (included on signature page to the Original 10-K)

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)	X

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer.		Form 10-K (Exhibit 32)	03/03/2022	001-37627

101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document		Form 10-K (Exhibit 101.INS)	03/03/2022	001-37627

101.SCH	Inline XBRL Taxonomy Extension Schema Document		Form 10-K (Exhibit 101.SCH)	03/03/2022	001-37627

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		Form 10-K (Exhibit 101.CAL)	03/03/2022	001-37627

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		Form 10-K (Exhibit 101.DEF)	03/03/2022	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		Form 10-K (Exhibit 101.LAB)	03/03/2022	001-37627

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		Form 10-K (Exhibit 101.PRE)	03/03/2022	001-37627

104	The cover page for this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2021 has been formatted in Inline XBRL and is contained within the Inline XBRL document.	X

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

Wave Life Sciences Ltd.

Date: April 28, 2022	By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer