Form 10-Q
period 2022-03-31
Wave Life Sciences Ltd.
filed 2022-05-12
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of outstanding ordinary shares of the registrant as of May 9, 2022 was 61,249,222.

WAVE LIFE SCIENCES LTD.

QUARTERLY REPORT ON FORM 10-Q

As used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise indicates, references to “Wave,” the “Company,” “we,” “our,” “us” or similar terms refer to Wave Life Sciences Ltd. and our wholly-owned subsidiaries.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events or to our future operations or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. Forward-looking statements include statements, other than statements of historical fact, about, among other things: our ability to fund our future operations; our financial position, revenues, costs, expenses, uses of cash and capital requirements; our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements; the success, progress, number, scope, cost, duration, timing or results of our research and development activities, preclinical studies and clinical trials, including the timing for initiation or completion of or availability of results from any preclinical studies and clinical trials or for submission, review or approval of any regulatory filing; the timing of, and our ability to, obtain and maintain regulatory approvals for any of our product candidates; the potential benefits that may be derived from any of our product candidates; our strategies, prospects, plans, goals, expectations, forecasts or objectives; the success of our collaborations with third parties; any payment that our collaboration partners may make to us; our ability to identify and develop new product candidates; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy; our ability to develop sales and marketing capabilities; our ability to identify, recruit and retain key personnel; our financial performance; developments and projections relating to our competitors in the industry; our liquidity and working capital requirements; the expected impact of new accounting standards; and our expectations regarding the impact of COVID-19, and variants thereof on our business, including on our research and development activities, preclinical studies and clinical trials, supply of drug product, and workforce.

Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ. These risks, uncertainties and other factors include, among other things, our critical accounting policies; the ability of our preclinical studies to produce data sufficient to support the filing of global clinical trial applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results and timing of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our effectiveness in managing current and future clinical trials and regulatory processes; the success of our platform in identifying viable candidates; the continued development and acceptance of nucleic acid therapeutics as a class of drugs; our ability to demonstrate the therapeutic benefits of our stereopure candidates in clinical trials, including our ability to develop candidates across multiple therapeutic modalities; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to fund our operations and to raise additional capital as needed; competition from others developing therapies for similar uses; the severity and duration of the COVID-19 pandemic; the COVID-19 pandemic, and variants thereof, may negatively impact the conduct of, and the timing of enrollment, completion and reporting with respect to, our clinical trials; any other impacts on our business as a result of or related to the COVID-19 pandemic, as well as other risks and uncertainties under the caption “Risk Factors” contained in this Quarterly Report on Form 10-Q and in other filings we make with the Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$61,713	$150,564
Short-term investments	50,000	—
Prepaid expenses	6,940	6,584
Other current assets	5,730	5,416
Total current assets	124,383	162,564
Long-term assets:
Property and equipment, net	21,046	22,266
Operating lease right-of-use assets	17,594	18,378
Restricted cash	3,651	3,651
Other assets	685	148
Total long-term assets	42,976	44,443
Total assets	$167,359	$207,007
Liabilities, Series A preferred shares and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$9,853	$7,281
Accrued expenses and other current liabilities	7,087	14,861
Current portion of deferred revenue	36,426	37,098
Current portion of operating lease liability	5,120	4,961
Total current liabilities	58,486	64,201
Long-term liabilities:
Deferred revenue, net of current portion	76,567	77,479
Operating lease liability, net of current portion	23,617	24,955
Other liabilities	868	—
Total long-term liabilities	$101,052	$102,434
Total liabilities	$159,538	$166,635
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at March 31, 2022 and December 31, 2021	$7,874	$7,874
Shareholders’ equity (deficit):
Ordinary shares, no par value; 60,859,968 and 59,841,116 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	$751,229	$749,851
Additional paid-in capital	91,951	87,980
Accumulated other comprehensive income	95	181
Accumulated deficit	(843,328)	(805,514)
Total shareholders’ equity (deficit)	$(53)	$32,498
Total liabilities, Series A preferred shares and shareholders’ equity (deficit)	$167,359	$207,007

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$1,750	$—
Operating expenses:
Research and development	27,470	33,393
General and administrative	12,374	10,078
Total operating expenses	39,844	43,471
Loss from operations	(38,094)	(43,471)
Other income, net:
Dividend income and interest income, net	26	11
Other income, net	254	996
Total other income, net	280	1,007
Loss before income taxes	(37,814)	(42,464)
Income tax provision	—	—
Net loss	$(37,814)	$(42,464)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.62)	$(0.86)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	60,516,616	49,101,606

Other comprehensive loss:
Net loss	$(37,814)	$(42,464)
Foreign currency translation	(86)	(120)
Comprehensive loss	$(37,900)	$(42,584)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2020	3,901,348	$7,874	48,778,678	$694,085	$71,573	$389	$(683,269)	$82,778
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	844,796	8,028	—	—	—	8,028
Share-based compensation	—	—	—	—	4,063	—	—	4,063
Vesting of RSUs	—	—	155,184	—	—	—	—	—
Option exercises	—	—	31,957	200	—	—	—	200
Issuance of ordinary shares under the ESPP	—	—	44,036	336	—	—	—	336
Other comprehensive loss	—	—	—	—	—	(120)	—	(120)
Net loss	—	—	—	—	—	—	(42,464)	(42,464)
Balance at March 31, 2021	3,901,348	$7,874	49,854,651	$702,649	$75,636	$269	$(725,733)	$52,821

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at December 31, 2021	3,901,348	$7,874	59,841,116	$749,851	$87,980	$181	$(805,514)	$32,498
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	458,092	1,167	—	—	—	1,167
Share-based compensation	—	—	—	—	3,971	—	—	3,971
Vesting of RSUs	—	—	468,226	—	—	—	—	—
Option exercises	—	—	15,000	37	—	—	—	37
Issuance of ordinary shares under the ESPP	—	—	77,534	174	—	—	—	174
Other comprehensive loss	—	—	—	—	—	(86)	—	(86)
Net loss	—	—	—	—	—	—	(37,814)	(37,814)
Balance at March 31, 2022	3,901,348	$7,874	60,859,968	$751,229	$91,951	$95	$(843,328)	$(53)

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(37,814)	$(42,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	784	512
Depreciation of property and equipment	1,730	1,948
Share-based compensation expense	3,971	4,063
Changes in operating assets and liabilities:
Prepaid expenses	(356)	4
Other assets	(851)	(1,715)
Accounts payable	2,490	(466)
Accrued expenses and other current liabilities	(7,932)	(5,310)
Deferred revenue	(1,584)	—
Operating lease liabilities	(1,179)	(880)
Other non-current liabilities	868	(67)
Net cash used in operating activities	(39,873)	(44,375)
Cash flows from investing activities
Purchases of property and equipment	(208)	(108)
Purchase of short-term investments	(50,000)	—
Net cash used in investing activities	(50,208)	(108)
Cash flows from financing activities
Proceeds from issuance of ordinary shares pursuant to the at-the-market equity program, net	1,105	8,105
Proceeds from the exercise of share options	37	200
Proceeds from the ESPP	174	336
Net cash provided by financing activities	1,316	8,641
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(86)	(120)
Net decrease in cash, cash equivalents and restricted cash	(88,851)	(35,962)
Cash, cash equivalents and restricted cash, beginning of period	154,215	188,148
Cash, cash equivalents and restricted cash, end of period	$65,364	$152,186
Supplemental disclosure of cash flow information:
At-the-market offering costs in accounts payable at period end	$—	$77

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Wave Life Sciences Ltd.

Notes to Unaudited Consolidated Financial Statements

1. THE COMPANY

Organization

Wave Life Sciences Ltd. (together with its subsidiaries, “Wave” or the “Company”) is a clinical-stage genetic medicines company committed to delivering life-changing treatments for people battling devastating diseases. PRISM, Wave’s proprietary discovery and drug development platform, enables the precise design, optimization and production of novel stereopure oligonucleotides. Wave has built a genetic toolkit comprised of multiple therapeutic modalities, including RNase-H mediated silencing, RNAi, splicing, and RNA base editing, all of which leverage learnings and optimizations from the PRISM platform and allow Wave to design built-for-purpose molecules to optimally address disease biology.

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

As of March 31, 2022, the Company had cash, cash equivalents and short-term investments of $111.7 million. The Company expects that its existing cash, cash equivalents and short-term investments will be sufficient to fund its operations for at least the next twelve months. The Company has based this expectation on assumptions that may prove to be incorrect, and the Company may use its available capital resources sooner than it currently expects. If the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be further reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. In addition, the Company may elect to raise additional funds before it needs them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if the Company expects it has sufficient funds for its current or future operating plans.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2022, as amended (the “2021 Annual Report on Form 10-K”), have had no material changes during the three months ended March 31, 2022, except as described below.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents are comprised of funds in cash and money market accounts.

Short-Term Investments

The Company considers all time deposits with original maturities of more than three months from the date of purchase to be short-term investments.

Concentration of Credit Risk

Cash, cash equivalents, restricted cash and short-term investments are financial instruments that potentially subject the Company to concentration of credit risk. The Company uses several financial institutions to maintain its cash, cash equivalents, restricted cash and short-term investments, all of which are high quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company has no financial instruments with off-balance sheet risk of loss.

Unaudited Interim Financial Data

The accompanying interim consolidated balance sheet as of March 31, 2022, the related interim consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, the consolidated statements of Series A preferred shares and shareholders’ equity (deficit) for the three months ended March 31, 2022 and 2021, the consolidated statements of cash flows for the three months ended March 31, 2022 and 2021, and the related interim information contained within the notes to the unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three months ended March 31, 2022 and 2021. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any other interim period or future year or period.

3. FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets that are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)
March 31, 2022
Cash and cash equivalents	$61,713	$61,713	$—	$—
Short-term investments	50,000	—	50,000	—
Restricted cash	3,651	3,651	—	—
Total	$115,364	$65,364	$50,000	$—
December 31, 2021
Cash and cash equivalents	$150,564	$150,564	$—	$—
Short-term investments	—	—	—	—
Restricted cash	3,651	3,651	—	—
Total	$154,215	$154,215	$—	$—

There have been no transfers between fair value levels during the three months ended March 31, 2022.

Cash, cash equivalents and restricted cash are Level 1 assets which are comprised of funds held in checking and money market accounts. Short-term investments are Level 2 assets which are comprised of time deposits with original maturities of more than three months. The Company determined that the fair value of its short-term investments is $50.0 million as of March 31, 2022, which approximates the carrying value of the term deposits. There were no short-term investments as of December 31, 2021, as the term deposits that constitute the Company’s short-term investments were purchased during the three months ended March 31, 2022. The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

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

The 2021 Plan authorizes (and the 2014 Plan previously authorized) the Company’s board of directors or a committee of the board of directors to, among other things, grant non-qualified share options, restricted awards, which include restricted shares and restricted share units (“RSUs”), and performance awards to eligible employees and directors of the Company.

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

In March 2021, the compensation committee of the Company’s board of directors approved an amendment and restatement of the Company’s outstanding 2019 performance-based RSUs to add an additional milestone to the existing milestones. In 2021, the Company also granted performance-based RSUs with the same terms to certain employees who did not receive the 2019 performance-based RSUs. This modification did not result in any incremental expense. The Company did not recognize any expense related to the performance-based RSUs during the three months ended March 31, 2022, as the related milestones were not considered probable of achievement as of March 31, 2022.

During the three months ended March 31, 2022, the Company granted 1,989,025 options and 24,025 time-based RSUs to employees.

As of March 31, 2022, 1,286,637 ordinary shares remained available for future grant under the 2021 Plan.

The Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan (“ESPP”) allows all full-time and certain part-time employees to purchase the Company’s ordinary shares at a discount to fair market value. Eligible employees may enroll in a six-month offering period beginning on or about January 15th and July 15th every year. Shares are purchased at a price equal to 85% of the lower of the fair market value of the Company’s ordinary shares on the first business day or the last business day of an offering period. During the three months ended March 31, 2022, 77,534 ordinary shares were issued under the ESPP. As of March 31, 2022, there were 804,940 ordinary shares available for issuance under the ESPP.

Subsequent to March 31, 2022, the Company determined that a performance-based RSU milestone was achieved and consequently 50% of the outstanding performance-based RSUs vested, which resulted in the issuance of 384,646 ordinary shares. During the three months ending June 30, 2022, the Company plans to record share-based compensation expense of approximately $3.8 million, which represents all of the expense related to the achievement of this performance-based RSU milestone.

5. COLLABORATION AGREEMENTS

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

On October 15, 2021, Wave USA, Wave UK and Takeda entered into the Second Amendment to the Takeda Collaboration Agreement (the “Amendment”), which discontinued the Category 2 component of the Takeda Collaboration. Pursuant to the Amendment, Takeda agreed to pay the Company an additional $22.5 million as full payment for reimbursable Category 2 Program collaboration-budgeted research and preclinical expenses. The Category 1 Programs under the Takeda Collaboration Agreement remain in effect and are unchanged by the Amendment.

Through March 31, 2022, the Company had recognized revenue of approximately $79.5 million as collaboration revenue under the Takeda Collaboration Agreement. During the three months ended March 31, 2022, the Company recognized revenue of $1.6 million under the Takeda Collaboration Agreement. No revenue was recognized under the Takeda Collaboration Agreement during the three months ended March 31, 2021 based on the revenue recognition standard.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue as of December 31, 2021 was $114.6 million, of which $37.1 million was included in current liabilities. The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue at March 31, 2022 is $113.0 million, of which $36.4 million is included in current liabilities. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the research and development services for each Category 1 Program as costs are incurred, over the remaining research term. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the material right for each Category 1 Program option upon Takeda’s exercise of such option, or immediately as each option expires unexercised.

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

The following ordinary share equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2022	2021
Options to purchase ordinary shares	8,760,336	4,588,951
RSUs	1,420,568	2,022,268
Series A preferred shares	3,901,348	3,901,348

Additionally, for the periods presented, the two-class method does not impact the net loss per ordinary share as the Company was in a net loss position for each of the periods presented and holders of Series A preferred shares do not participate in losses.

7. INCOME TAXES

During the three months ended March 31, 2022 and 2021, the Company recorded no income tax provision. The Company maintained a full valuation allowance for the three months ended March 31, 2022 and 2021 in all jurisdictions due to uncertainty regarding future taxable income.

8. GEOGRAPHIC DATA

Substantially all of the Company’s long-lived assets were located in the United States as of March 31, 2022 and December 31, 2021.

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

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Accrued compensation	$3,459	$10,181
Accrued expenses related to CROs and CMOs	3,152	3,571
Accrued expenses and other current liabilities	476	1,109
Total accrued expenses and other current liabilities	$7,087	$14,861

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2022, as amended (the “2021 Annual Report on Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q or the “Risk Factor” section of our 2021 Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

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

Our A-to-I RNA base editing oligonucleotides (“AIMers”) represent our newest therapeutic modality. AIMers are designed to correct single base mutations on RNA transcript, thereby avoiding permanent changes to the genome that occur with DNA-targeting approaches. Rather than using an exogenous editing enzyme, AIMers recruit proteins that exist in the body, called ADAR (adenosine deaminases acting on RNA) enzymes, which naturally possess the ability to change an adenine (A) to an inosine (I), which cells read as guanine (G). This approach enables simplified delivery and avoids the risk of irreversible off-target effects with DNA-targeting approaches. AIMers are short in length, fully chemically modified, and use novel chemistry, including proprietary PN backbone modifications and control of stereochemistry, which make them distinct from other ADAR-mediated editing approaches.

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

PRISM enables us to design stereopure oligonucleotides, which are comprised of molecules with atoms precisely and purposefully arranged in three-dimensional orientations at each linkage. These differ from the mixture-based oligonucleotides currently on the market or in development by others. Additionally, to mitigate pharmacological risks and potential manufacturing challenges, our approach focuses on designing short, chemically modified oligonucleotides without the need for complex delivery vehicles or engineered exogenous enzymes.

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

In August 2020, we publicly introduced our novel PN backbone chemistry modifications, which have been shown preclinically to increase potency, distribution, and durability of effect across various modalities. PN chemistry has been incorporated into all our current clinical, preclinical, and discovery-stage programs.

We have a robust and diverse pipeline of PN-modified, stereopure oligonucleotides, including our clinical silencing and splicing programs, as well as our AIMers. Our lead clinical development programs are designed to treat genetic diseases within the central nervous system (“CNS”), including amyotrophic lateral sclerosis (“ALS”), frontotemporal dementia (“FTD”), Huntington’s disease (“HD”), and Duchenne muscular dystrophy (“DMD”). These programs include:

•
WVE-004 (silencing), our C9orf72 molecule for the treatment of C9orf72-associated ALS and FTD,
•
WVE-003 (silencing), our mHTT SNP3 molecule for the treatment of HD, and
•
WVE-N531 (splicing), our exon 53 molecule for the treatment of DMD.

With RNA base editing, our initial focus is on using GalNAc-conjugated AIMers to treat hepatic diseases and our lead program is designed to treat alpha-1antitrypsin deficiency (“AATD”). We expect to select an AATD AIMer development candidate and initiate IND-enabling toxicology studies in the third quarter of 2022.

When we built Wave, we recognized the growing momentum in RNA therapeutics and anticipated the value in having an internal current good manufacturing practices (“cGMP”) manufacturing facility. This capability provides us with increased control and visibility of our drug substance supply chain, thereby accelerating transitions from discovery through clinical development, and the continued ability to innovate in oligonucleotide manufacturing. Our team includes experts in oligonucleotide manufacturing that have successfully delivered clinical supply for six global studies at Wave to date. With our existing manufacturing facility, we are evaluating using our additional capacity to support the clinical supply of innovative oligonucleotides for new partners.

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

In 2021, we initiated our FOCUS-C9 trial, which is a global, multicenter, randomized, double-blind, placebo-controlled Phase 1b/2a clinical trial to assess the safety and tolerability of intrathecal doses of WVE-004 for patients with C9-ALS and/or C9-FTD. Additional objectives include measurement of polyGP proteins in the cerebrospinal fluid (“CSF”), plasma and CSF pharmacokinetics and exploratory biomarker and clinical endpoints. The FOCUS-C9 trial is designed to be adaptive with dose level and dosing frequency being guided by an independent committee. Preclinical models that have established pharmacologic activity have informed the starting dose for this trial.

In April 2022, we announced a positive update to the ongoing FOCUS-C9 trial that was driven by the observation of potent, durable reductions of poly(GP) dipeptide repeat proteins in CSF with low, single doses of WVE-004. Poly(GP) is a key C9-ALS/C9-FTD disease biomarker that, when reduced in CSF, indicates WVE-004’s engagement of target in the brain and spinal cord.

•
Reductions in poly(GP) were observed across all active treatment groups (10 mg, n=2 patients; 30 mg, n=4 patients; 60 mg, n=3 patients), reaching statistical significance versus placebo (n=3 patients) after single 30 mg doses, with a 34% reduction in poly(GP) at day 85 (p=0.011). At the time of analysis, none of the patients dosed with 60 mg had reached day 85.

•
As the poly(GP) reduction in the 30 mg single dose cohort does not appear to have plateaued, we are extending the observation period from approximately three months (85 days) to approximately six months to identify the maximum reduction of poly(GP) and duration of effect of low single doses. Based on the durability and potency observed in the 30 mg cohort, FOCUS-C9 has been adapted to include additional patients receiving 20 mg and 30 mg single doses of WVE-004.
•
Additional exploratory assessments included monitoring of CSF neurofilament light chain (“NfL”) and clinical outcome measures. CSF NfL elevations were observed in some patients in the 30 mg and 60 mg single dose cohorts with no meaningful changes in clinical outcome measures, although the dataset and duration were not sufficient to assess clinical effects. Exploratory assessments will continue throughout the single and multidose phases of the FOCUS-C9 trial.
•
Adverse events were balanced across treatment groups, including placebo, and were mostly mild to moderate in intensity. Four patients (including one on placebo) experienced severe and/or serious adverse events; three were reported by the investigators to be related to ALS or administration, and one was reported by the investigator to be related to study drug. There were no treatment-associated elevations in CSF white blood cell counts or protein and no other notable laboratory abnormalities were observed.

We expect to share additional single and multidose data from the FOCUS-C9 clinical trial throughout 2022. We expect to use these data to optimize dose level and frequency, as well as enable discussions with regulatory authorities regarding the next phase of development later in 2022. Planning is underway for expected initiation of an open-label extension clinical trial in mid-2022.

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

The SELECT-HD trial is a multicenter, randomized, double-blind, placebo-controlled Phase 1b/2a clinical trial to assess the safety and tolerability of intrathecally administered WVE-003 for patients with early manifest HD. Additional objectives include measurement of mHTT and wtHTT protein and exploratory pharmacokinetic, pharmacodynamic, clinical and magnetic resonance imaging (“MRI”) endpoints. The SELECT-HD trial is designed to be adaptive, with dose level and dosing frequency being guided by an independent committee. Preclinical models that have established pharmacologic activity have informed the starting dose for this trial. In September 2021, we announced the initiation of dosing in the SELECT-HD trial. We expect to share clinical data in 2022 to provide further insight into the clinical effects of PN chemistry and enable decision making for WVE-003.

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

In September 2021, we announced the initiation of dosing in an open-label clinical trial evaluating WVE-N531 as a treatment for boys with DMD who are amenable to exon 53 skipping. We expect to share clinical data, including muscle biopsies, in 2022 to provide further insight into the clinical effects of PN chemistry and enable decision making for WVE-N531.

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

We will continue to closely monitor the COVID-19 situation as we evolve our business continuity plans. Given the global risks and uncertainties associated with COVID-19, our business, results of operations, and prospects could be materially adversely affected. For additional information, see “Item 1A. Risk Factors” in the 2021 Annual Report on Form 10-K.

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss was $37.8 million and $42.5 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, we had an accumulated deficit of $843.3 million and $805.5 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future.

Revenue

We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future. Under the revenue recognition standard, we recognize collaboration revenue under the Takeda Collaboration Agreement (as defined in Note 5 in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, “Note 5”), which became effective in April 2018.

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

Other Income, Net

Other income, net consists primarily of refundable tax credits from tax authorities. We recognize refundable tax credits when there is reasonable assurance that we will comply with the requirements of the refundable tax credit and that the refundable tax credit will be received.

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

Our significant accounting policies, judgments and estimates are described in Note 2 in the notes to the audited consolidated financial statements included in the 2021 Annual Report on Form 10-K, as well as in Note 2 in the notes to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. We believe that our revenue recognition policy, particularly (a) assessing the number of performance obligations; (b) determining the transaction price; (c) allocating the transaction price to the performance obligations in the contract; and (d) determining the pattern over which performance obligations are satisfied, including estimates to complete performance obligations, and the assumptions and estimates used in our analysis of contracts with CROs and CMOs to estimate the contract expense, involve a greater degree of judgment, and therefore we consider them to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Revenue	$1,750	$—	$1,750
Operating expenses:
Research and development	27,470	33,393	(5,923)
General and administrative	12,374	10,078	2,296
Total operating expenses	39,844	43,471	(3,627)
Loss from operations	(38,094)	(43,471)	5,377
Total other income, net	280	1,007	(727)
Loss before income taxes	(37,814)	(42,464)	4,650
Income tax provision	—	—	—
Net loss	$(37,814)	$(42,464)	$4,650

Revenue

Revenue for the three months ended March 31, 2022 was $1.8 million, which was mainly due to revenue earned under the Takeda Collaboration Agreement (as defined in Note 5) for performing research and development services. No revenue was recognized under the Takeda Collaboration Agreement for the three months ended March 31, 2021, based on the revenue recognition standard.

Research and Development Expenses

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
ALS and FTD programs	$1,739	$3,440	$(1,701)
HD programs	2,193	8,450	(6,257)
DMD programs	425	(200)	625
PRISM (including ADAR editing) and other research and development expenses (1)	23,113	21,703	1,410
Total research and development expenses	$27,470	$33,393	$(5,923)

(1)
Includes expenses related to: discovery and development programs, identification of potential drug discovery candidates, compensation, internal manufacturing, equipment repairs and maintenance, facilities and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $27.5 million for the three months ended March 31, 2022, compared to $33.4 million for the three months ended March 31, 2021. The decrease of $5.9 million was due to the following:

•
a decrease of $1.7 million in external expenses related to our ALS and FTD programs, including our PN chemistry containing WVE-004 program;
•
a decrease of approximately $6.3 million in external expenses related to our HD programs, driven by decreased external expenses related to our discontinued WVE-120101 and WVE-120102 programs, partially offset by continuing external expenses for our PN chemistry containing WVE-003 program;
•
an increase of $0.6 million in external expenses related to our DMD programs, primarily due to increased expenses related to our PN chemistry containing WVE-N531 program; and
•
an increase of $1.4 million in internal and external research and development expenses related to PRISM (including ADAR editing) and our other research and development activities that are not allocated on a program-by-program basis, primarily due to increases in other external research and development expenses, as well as increases in compensation-related expenses.

General and Administrative Expenses

General and administrative expenses were $12.4 million for the three months ended March 31, 2022, as compared to $10.1 million for the three months ended March 31, 2021. The increase of $2.3 million was primarily due to increases in compensation-related expenses, as well as increases in professional services expenses and other general and administrative operating expenses.

Other Income, Net

Other income, net for the three months ended March 31, 2022 and 2021, was $0.3 million and $1.0 million, respectively. Other income, net for both periods primarily consisted of income related to refundable tax credits from tax authorities.

Income Tax Provision

During the three months ended March 31, 2022 and 2021, we recorded no income tax provision. We maintained a full valuation allowance for the three months ended March 31, 2022 and 2021 in all jurisdictions due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net losses. To date, we have primarily funded our operations through public offerings of our ordinary shares, collaborations with third parties and private placements of debt and equity securities. Through March 31, 2022, we have received an aggregate of approximately $955.7 million in net proceeds from these transactions, consisting of $565.4 million in net proceeds from public offerings of our ordinary shares, $301.0 million from our collaborations and $89.3 million in net proceeds from private placements of our debt and equity securities.

As of March 31, 2022, we had cash, cash equivalents and short-term investments totaling $111.7 million, restricted cash of $3.7 million for our leased premises in Cambridge, Massachusetts and Lexington, Massachusetts, and an accumulated deficit of $843.3 million. Our operating lease commitments as of March 31, 2022 total $35.7 million, of which $5.4 million is related to payments in 2022 and $30.3 million is related to payments beyond 2022.

We expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operations for at least the next twelve months. We have based this expectation on assumptions that may prove to be incorrect, and we may use our available capital resources sooner than we currently expect. In addition, we may elect to raise additional funds before we need them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if we expect we have sufficient funds for our current or future operating plans.

Until we can generate significant revenue from product sales, if ever, we expect to continue to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. In May 2019, we filed a shelf registration statement on Form S-3ASR with the SEC pursuant to which we registered for sale an indeterminate amount of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. Our shelf registration statement on Form S-3ASR also included a prospectus covering up to an aggregate of $250.0 million in ordinary shares that we may issue and sell from time to time, through Jefferies LLC (“Jefferies”) acting as our sales agent, pursuant to the open market sales agreement that we entered into with Jefferies in May 2019, as amended in March 2020 and March 2022 (the “Sales Agreement”), for our “at-the-market” equity program. Since we no longer qualified as a “well-known seasoned issuer” at the time of the filing of our Annual Report on Form 10-K for the year ended December 31, 2019, we previously amended the shelf registration statement to register for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including the $250.0 million in ordinary shares that we may issue and sell from time to time pursuant to our “at-the-market” equity program. This registration statement, which we refer to as the “2019 Form S-3,” remained effective until our 2022 Form S-3 (as defined below) was declared effective on May 4, 2022, after which time we may no longer offer or sell any securities under the 2019 Form S-3. During the three months ended March 31, 2022, the Company sold 458,092 ordinary shares under its at-the-market equity program for aggregate net proceeds of $1.2 million.

On March 3, 2022, we filed a new universal shelf registration on Form S-3 with the SEC, which was declared effective by the SEC on May 4, 2022, pursuant to which we registered for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the “2022 Form S-3.” The 2022 Form S-3 includes a prospectus covering up to approximately $132.0 million in ordinary shares that have not yet been issued or sold under our Sales Agreement with Jefferies. As of May 11, 2022, we have $500.0 million in securities available for issuance under the 2022 Form S-3, including approximately $132.0 million in ordinary shares available for issuance under our at-the-market equity program.

Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our cash flow activity:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(39,873)	$(44,375)
Net cash used in investing activities	(50,208)	(108)
Net cash provided by financing activities	1,316	8,641
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(86)	(120)
Net decrease in cash, cash equivalents and restricted cash	$(88,851)	$(35,962)

Operating Activities

During the three months ended March 31, 2022, operating activities used $39.9 million of cash, primarily due to our net loss of $37.8 million.

During the three months ended March 31, 2021, operating activities used $44.4 million of cash, primarily due to our net loss of $42.5 million.

Investing Activities

During the three months ended March 31, 2022, investing activities used $50.2 million of cash, of which $50.0 million related to purchases of short-term investments and $0.2 million related to purchases of property and equipment.

During the three months ended March 31, 2021, investing activities used $0.1 million of cash, related to purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was $1.3 million, which was primarily due to the net proceeds from sales of ordinary shares under our at-the-market equity program.

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

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. Our cash and cash equivalents are held in readily available checking and money market accounts. Our short-term investments are comprised of term deposits which have fixed interest rates.

Foreign Currency Exchange Rate Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. For the three months ended March 31, 2022 and 2021, changes in foreign currency exchange rates did not have a material impact on our business, financial condition, results of operations or cash flows.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition, results of operations or cash flows for the three months ended March 31, 2022 and 2021.

Capital Market Risk

We currently have no product revenues and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our share price, including impacts of the COVID-19 pandemic on the capital markets.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” that appear in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 3, 2022, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

4.1	Description of Securities of the Registrant and Comparison of Shareholder Rights	X

10.1	Amendment No. 2, dated March 3, 2022, to the Open Market Sale Agreement, dated as of May 10, 2019, by and between Wave Life Sciences Ltd. and Jefferies LLC.		Form 8-K (Exhibit 10.1)	03/03/2022	001-37627

10.2†	Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and Takeda Pharmaceutical Company Limited, dated as of February 19, 2018		Form 10-Q (Exhibit 10.1)	05/09/2018	001-37627

10.3	First Amendment to Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and Takeda Pharmaceutical Company Limited, dated as of August 4, 2020	X

10.4††

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

WAVE LIFE SCIENCES LTD.

Date: May 12, 2022	By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Kyle Moran
Kyle Moran
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)