Form 10-Q
period 2022-06-30
Wave Life Sciences Ltd.
filed 2022-08-11
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-37627

WAVE LIFE SCIENCES LTD.

(Exact name of registrant as specified in its charter)

Singapore (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification No.)

7 Straits View #12-00, Marina One East Tower Singapore (Address of principal executive offices)	018936 (Zip Code)

+65 6236 3388

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
$0 Par Value Ordinary Shares	WVE	The Nasdaq Global Market

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

The number of outstanding ordinary shares of the registrant as of August 3, 2022 was 86,820,111
.

WAVE LIFE SCIENCES LTD.

QUARTERLY REPORT ON FORM 10-Q

As used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise indicates, references to “Wave,” the “Company,” “we,” “our,” “us” or similar terms refer to Wave Life Sciences Ltd. and our wholly-owned subsidiaries.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events or to our future operations or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. Forward-looking statements include statements, other than statements of historical fact, about, among other things: our ability to fund our future operations; our financial position, revenues, costs, expenses, uses of cash and capital requirements; our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements; the success, progress, number, scope, cost, duration, timing or results of our research and development activities, preclinical studies and clinical trials, including the timing for initiation or completion of or availability of results from any preclinical studies and clinical trials or for submission, review or approval of any regulatory filing; the timing of, and our ability to, obtain and maintain regulatory approvals for any of our product candidates; the potential benefits that may be derived from any of our product candidates; our strategies, prospects, plans, goals, expectations, forecasts or objectives; the success of our collaborations with third parties; any payment that our collaboration partners may make to us; our ability to identify and develop new product candidates; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy; our ability to develop sales and marketing capabilities; our ability to identify, recruit and retain key personnel; our financial performance; developments and projections relating to our competitors in the industry; our liquidity and working capital requirements; the expected impact of new accounting standards; and our expectations regarding the impact of COVID-19 and variants thereof on our business, including on our research and development activities, preclinical studies and clinical trials, supply of drug product, and workforce.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$123,163	$150,564
Short-term investments	25,000	—
Prepaid expenses	5,396	6,584
Other current assets	6,555	5,416
Total current assets	160,114	162,564
Long-term assets:
Property and equipment, net	19,808	22,266
Operating lease right-of-use assets	28,791	18,378
Restricted cash	3,651	3,651
Other assets	955	148
Total long-term assets	53,205	44,443
Total assets	$213,319	$207,007
Liabilities, Series A preferred shares and shareholders’ equity
Current liabilities:
Accounts payable	$11,168	$7,281
Accrued expenses and other current liabilities	11,085	14,861
Current portion of deferred revenue	37,466	37,098
Current portion of operating lease liability	4,363	4,961
Total current liabilities	64,082	64,201
Long-term liabilities:
Deferred revenue, net of current portion	75,256	77,479
Operating lease liability, net of current portion	35,160	24,955
Total long-term liabilities	110,416	102,434
Total liabilities	$174,498	$166,635
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at June 30, 2022 and December 31, 2021	$7,874	$7,874
Shareholders’ equity:
Ordinary shares, no par value; 86,724,658 and 59,841,116 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	$802,449	$749,851
Additional paid-in capital	113,169	87,980
Accumulated other comprehensive income (loss)	(47)	181
Accumulated deficit	(884,624)	(805,514)
Total shareholders’ equity	$30,947	$32,498
Total liabilities, Series A preferred shares and shareholders’ equity	$213,319	$207,007

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$375	$2,776	$2,125	$2,776
Operating expenses:
Research and development	29,733	31,635	57,203	65,028
General and administrative	12,806	10,969	25,180	21,047
Total operating expenses	42,539	42,604	82,383	86,075
Loss from operations	(42,164)	(39,828)	(80,258)	(83,299)
Other income, net:
Dividend income and interest income, net	124	8	150	19
Other income, net	744	1,054	998	2,050
Total other income, net	868	1,062	1,148	2,069
Loss before income taxes	(41,296)	(38,766)	(79,110)	(81,230)
Income tax provision	—	—	—	—
Net loss	$(41,296)	$(38,766)	$(79,110)	$(81,230)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.62)	$(0.78)	$(1.25)	$(1.65)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	66,479,293	49,973,185	63,514,426	49,220,140

Other comprehensive loss:
Net loss	$(41,296)	$(38,766)	$(79,110)	$(81,230)
Foreign currency translation	(142)	—	(228)	(120)
Comprehensive loss	$(41,438)	$(38,766)	$(79,338)	$(81,350)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	3,901,348	$7,874	48,778,678	$694,085	$71,573	$389	$(683,269)	$82,778
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	844,796	8,028	—	—	—	8,028
Share-based compensation	—	—	—	—	4,063	—	—	4,063
Vesting of RSUs	—	—	155,184	—	—	—	—	—
Option exercises	—	—	31,957	200	—	—	—	200
Issuance of ordinary shares under the ESPP	—	—	44,036	336	—	—	—	336
Other comprehensive loss	—	—	—	—	—	(120)	—	(120)
Net loss	—	—	—	—	—	—	(42,464)	(42,464)
Balance at March 31, 2021	3,901,348	$7,874	49,854,651	$702,649	$75,636	$269	$(725,733)	$52,821
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	718,179	5,065	—	—	—	5,065
Share-based compensation	—	—	—	—	2,722	—	—	2,722
Vesting of RSUs	—	—	3,636	—	—	—	—	—
Net loss	—	—	—	—	—	—	(38,766)	(38,766)
Balance at June 30, 2021	3,901,348	$7,874	50,576,466	$707,714	$78,358	$269	$(764,499)	$21,842

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT) CONTINUED

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2021	3,901,348	$7,874	59,841,116	$749,851	$87,980	$181	$(805,514)	$32,498
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	458,092	1,167	—	—	—	1,167
Share-based compensation	—	—	—	—	3,971	—	—	3,971
Vesting of RSUs	—	—	468,226	—	—	—	—	—
Option exercises	—	—	15,000	37	—	—	—	37
Issuance of ordinary shares under the ESPP	—	—	77,534	174	—	—	—	174
Other comprehensive loss	—	—	—	—	—	(86)	—	(86)
Net loss	—	—	—	—	—	—	(37,814)	(37,814)
Balance at March 31, 2022	3,901,348	$7,874	60,859,968	$751,229	$91,951	$95	$(843,328)	$(53)
Issuance of ordinary shares, net of offering costs	—	—	25,464,483	51,220	—	—	—	51,220
Issuance of pre-funded warrants, net of offering costs	—	—	—	—	14,268	—	—	14,268
Share-based compensation	—	—	—	—	6,950	—	—	6,950
Vesting of RSUs	—	—	400,207	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(142)	—	(142)
Net loss	—	—	—	—	—	—	(41,296)	(41,296)
Balance at June 30, 2022	3,901,348	$7,874	86,724,658	$802,449	$113,169	$(47)	$(884,624)	$30,947

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(79,110)	$(81,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	1,593	1,043
Depreciation of property and equipment	3,425	3,857
Share-based compensation expense	10,921	6,785
Changes in operating assets and liabilities:
Accounts receivable	—	30,000
Prepaid expenses	1,188	1,246
Other assets	(1,946)	(3,475)
Accounts payable	3,264	(5,251)
Accrued expenses and other current liabilities	(3,776)	(2,048)
Deferred revenue	(1,855)	(2,776)
Operating lease liabilities	(2,399)	(1,792)
Other non-current liabilities	—	(135)
Net cash used in operating activities	(68,695)	(53,776)
Cash flows from investing activities
Purchases of property and equipment	(700)	(447)
Proceeds from the sale of property and equipment	106	—
Purchase of short-term investments	(50,000)	—
Proceeds from the maturity of short-term investments	25,000	—
Net cash used in investing activities	(25,594)	(447)
Cash flows from financing activities
Proceeds from issuance of ordinary shares, net of offering costs	51,464	—
Proceeds from issuance pre-funded warrants, net of offering costs	14,336	—
Proceeds from issuance of ordinary shares pursuant to the at-the-market equity program, net of offering costs	1,105	13,150
Proceeds from the exercise of share options	37	200
Proceeds from the ESPP	174	336
Net cash provided by financing activities	67,116	13,686
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(228)	(120)
Net decrease in cash, cash equivalents and restricted cash	(27,401)	(40,657)
Cash, cash equivalents and restricted cash, beginning of period	154,215	188,148
Cash, cash equivalents and restricted cash, end of period	$126,814	$147,491
Supplemental disclosure of cash flow information:
Increase in operating lease right-of-use assets and lease liabilities related to lease extension	$12,006	$—
Offering costs in accounts payable at period end	$311	$57

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

Liquidity

Since its inception, the Company has not generated any product revenue and has incurred recurring net losses. To date, the Company has primarily funded its operations through private placements of debt and equity securities, public and other registered offerings of its equity securities and collaborations with third parties. Until the Company can generate significant revenue from product sales, if ever, the Company expects to continue to finance operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to the Company on acceptable terms, or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and ability to pursue its business strategy.

As of June 30, 2022, the Company had cash, cash equivalents and short-term investments of $148.2 million. The Company expects that its existing cash, cash equivalents and short-term investments will be sufficient to fund its operations for at least the next twelve months. The Company has based this expectation on assumptions that may prove to be incorrect, and the Company may use its available capital resources sooner than it currently expects. If the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be further reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. In addition, the Company may elect to raise additional funds before it needs them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if the Company expects it has sufficient funds for its current or future operating plans.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2022, as amended (the “2021 Annual Report on Form 10-K”), have had no material changes during the six months ended June 30, 2022, except as described below.

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

Unaudited Interim Financial Data

The accompanying interim consolidated balance sheet as of June 30, 2022, the related interim consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, the consolidated statements of Series A preferred shares and shareholders’ equity (deficit) for the three months ended March 31, and June 30, 2022 and 2021, the consolidated statements of cash flows for the six months ended June 30, 2022 and 2021, and the related interim information contained within the notes to the unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2022 and 2021 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2022 and 2021. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any other interim period or future year or period.

3. FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets that are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)
June 30, 2022
Cash and cash equivalents	$123,163	$123,163	$—	$—
Short-term investments	25,000	—	25,000	—
Restricted cash	3,651	3,651	—	—
Total	$151,814	$126,814	$25,000	$—
December 31, 2021
Cash and cash equivalents	$150,564	$150,564	$—	$—
Short-term investments	—	—	—	—
Restricted cash	3,651	3,651	—	—
Total	$154,215	$154,215	$—	$—

There have been no transfers between fair value levels during the three months ended June 30, 2022.

Cash, cash equivalents and restricted cash are Level 1 assets which are comprised of funds held in checking and money market accounts. Short-term investments are Level 2 assets which are comprised of time deposits with original maturities of more than three months. The Company determined that the fair value of its short-term investments is $25.0 million as of June 30, 2022, which approximates the carrying value of the term deposits. There were no short-term investments as of December 31, 2021, as the term deposits that constitute the Company’s short-term investments were purchased during the six months ended June 30, 2022. The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

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

In April 2022, the Company determined that a performance-based RSU milestone was achieved and consequently 50% of the outstanding performance-based RSUs vested, which resulted in the issuance of 384,646 ordinary shares. During the three months ended June 30, 2022, the Company recorded share-based compensation expense of approximately $3.8 million, which represents all of the expense related to the achievement of this performance-based RSU milestone. The Company did not recognize any expense related to the other performance-based RSU milestones, as the remaining milestones were not considered probable of achievement as of June 30, 2022.

During the six months ended June 30, 2022, the Company granted 2,037,175 options and 55,075 time-based RSUs to employees.

As of June 30, 2022, 1,561,172 ordinary shares remained available for future grant under the 2021 Plan.

The Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan (“ESPP”) allows all full-time and certain part-time employees to purchase the Company’s ordinary shares at a discount to fair market value. Eligible employees may enroll in a six-month offering period beginning on or about January 15th and July 15th every year. Shares are purchased at a price equal to 85% of the lower of the fair market value of the Company’s ordinary shares on the first business day or the last business day of an offering period. During the six months ended June 30, 2022, 77,534 ordinary shares were issued under the ESPP. As of June 30, 2022, there were 804,940 ordinary shares available for issuance under the ESPP.

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

Through June 30, 2022, the Company had recognized revenue of approximately $79.8 million as collaboration revenue under the Takeda Collaboration Agreement. During the three and six months ended June 30, 2022, the Company recognized revenue of $0.3 million and $1.9 million under the Takeda Collaboration Agreement, respectively. During the three and six months ended June 30, 2021, the Company recognized revenue of approximately $2.8 million under the Takeda Collaboration Agreement.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue as of December 31, 2021 was $114.2 million, of which $37.1 million was included in current liabilities. The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue at June 30, 2022 is $112.7 million, of which $37.5 million is included in current liabilities. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the research and development services for each Category 1 Program as costs are incurred, over the remaining research term. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the material right for each Category 1 Program option upon Takeda’s exercise of such option, or immediately as each option expires unexercised.

6. SHAREHOLDERS’ EQUITY

June 2022 Offering

On June 16, 2022, the Company closed an underwritten offering (the “June 2022 Offering”) in which the Company issued and sold 25,464,483 of the Company’s ordinary shares at a price of $2.15 per share and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 7,093,656 of the Company’s ordinary shares at an offering price of $2.1499 per Pre-Funded Warrant, which represents the per share offering price for the ordinary shares less the $0.0001 per share exercise price for each Pre-Funded Warrant. These Pre-Funded Warrants were recorded as a component of shareholders’ equity within additional paid-in capital. The gross proceeds to the Company were $70.0 million before deducting underwriting discounts and commissions and other offering expenses. The net proceeds of the June 2022 Offering were approximately $65.5 million.

The Pre-Funded Warrants are exercisable at any time after their original issuance and on or prior to the five-year anniversary of the original issuance date. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 19.99% of the number of ordinary shares outstanding or more than 19.99% of the combined voting power of the Company’s securities outstanding immediately after giving effect to such exercise, unless and until shareholder approval is obtained.

7. NET LOSS PER ORDINARY SHARE

The Company applies the two-class method to calculate its basic and diluted net loss per share attributable to ordinary shareholders, as its Series A preferred shares are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to ordinary shareholders.

As of June 30, 2022, there are 7,093,656 vested and exercisable Pre-Funded Warrants outstanding to purchase ordinary shares for the exercise price of $0.0001 per share. The Pre-Funded Warrants are included in the weighted-average shares outstanding used in the calculation of basic net loss per share as the exercise price is negligible and the warrants are fully vested and exercisable.

Basic loss per share is computed by dividing net loss attributable to ordinary shareholders and Pre-Funded Warrant holders by the weighted-average number of ordinary shares and Pre-Funded Warrants outstanding.

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

The following ordinary share equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2022	2021
Options to purchase ordinary shares	8,526,312	4,584,490
RSUs	979,850	2,027,019
Series A preferred shares	3,901,348	3,901,348

Additionally, for the periods presented, the two-class method does not impact the net loss per ordinary share as the Company was in a net loss position for each of the periods presented and holders of Series A preferred shares do not participate in losses.

8. INCOME TAXES

During the three and six months ended June 30, 2022 and 2021, the Company recorded no income tax provision. The Company maintained a full valuation allowance for the three and six months ended June 30, 2022 and 2021 in all jurisdictions due to uncertainty regarding future taxable income.

The Company’s utilization of its net operating loss carryforwards and general business credit carryforwards in the United States may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. As of June 30, 2022, the Company is evaluating whether an ownership change occurred during 2022. Should an ownership change have occurred or occur in the future, the Company’s ability to utilize its net operating losses and general business credit carryforwards may be limited.

9. GEOGRAPHIC DATA

Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2022 and December 31, 2021.

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

11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Accrued compensation	$6,574	$10,181
Accrued expenses related to CROs and CMOs	3,473	3,571
Accrued expenses and other current liabilities	1,038	1,109
Total accrued expenses and other current liabilities	$11,085	$14,861

12. LEASES

Lease Arrangements

The Company enters into lease arrangements for its facilities. A summary of the arrangements is as follows:

Operating Leases

Lexington

On September 26, 2016, and as amended on December 31, 2016, the Company entered into a 10 year and 9-month lease , which includes two successive five-year renewal options, for its facility in Lexington, Massachusetts (the “Lexington Lease”), which the Company uses primarily for its current good manufacturing practices (“cGMP”) manufacturing, as well as for additional laboratory and office space. Throughout the term of the Lexington Lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. As required under the terms of the Lexington Lease, the Company had restricted cash of approximately $2.7 million in a separate bank account as of June 30, 2022 and December 31, 2021.

Cambridge

In April 2015, the Company entered into a lease agreement for an office and laboratory facility in Cambridge, Massachusetts (the “Cambridge Lease”), which commenced in October 2015 with a term of 7.5 years with a five-year renewal option to extend the lease. Throughout the term of the Cambridge Lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. As required under the terms of the Cambridge Lease, the Company had restricted cash of $1.0 million in a separate bank account as of June 30, 2022 and December 31, 2021.

In December 2020, the Company exercised its option under the Cambridge Lease to lease additional office and laboratory space at the adjoining facility. The combined space constitutes the entire building located at 733 Concord Avenue. The lease for the additional space commenced on October 1, 2021, with a term of five years and, for accounting purposes, is considered a separate lease from the Cambridge Lease (the “Additional Cambridge Lease”). On the commencement date of the Additional Cambridge Lease, the Company recorded a right-of-use asset and corresponding operating lease liability of $4.5 million and began recognizing straight-line rent expense under ASC 842. Throughout the term of the Additional Cambridge Lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities.

In June 2022, the Company notified the landlord of its intention to exercise the five-year renewal option under the Cambridge Lease to extend the lease term through March 2028 (the “Cambridge Lease Extension”). In June 2022, the Company calculated an incremental borrowing rate of 10.53% and remeasured the right-of-use asset and the lease liabilities related to the Cambridge Lease Extension. As of June 30, 2022, the Company recorded an additional $12.0 million of operating right-of-use asset and corresponding operating lease liabilities relating to the Cambridge Lease Extension. In August 2022, the Company executed the second amendment to the Cambridge Lease with respect to the Cambridge Lease Extension.

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

We are developing oligonucleotides that target ribonucleic acid (“RNA”) and harness existing cellular machinery to either reduce the expression of disease-promoting RNA or proteins, restore the production of functional proteins, or modulate protein expression. By intervening at the RNA level, we have the potential to address diseases that have historically been difficult to treat with small molecules or biologics, while retaining the ability to titrate dose, modulate duration of effect, and avoid risk of permanent off-target genetic changes and other challenges associated with DNA editing or gene therapy approaches. Oligonucleotides have additional advantages as a therapeutic class, including the ability to access multiple tissue types and the ability to modulate the frequency of dosing to ensure broad distribution within tissues over time. Oligonucleotides also have well-established manufacturing processes and validated test methods based on decades of improvements, as well as established regulatory, access and reimbursement pathways.

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

Our A-to-I(G) RNA base editing oligonucleotides (“AIMers”) represent our newest therapeutic modality. AIMers are designed to edit single base mutations on RNA transcripts, thereby avoiding permanent changes to the genome that occur with DNA-targeting approaches. Rather than using an exogenous editing enzyme, AIMers recruit proteins that exist in the body, called “ADAR” (adenosine deaminases acting on RNA) enzymes, which naturally possess the ability to change an adenine (A) to an inosine (I), which cells read as guanine (G). This approach enables simplified delivery and avoids the risk of irreversible off-target effects with DNA-targeting approaches. AIMers are short in length, fully chemically modified, and use novel chemistry, including proprietary PN backbone modifications and control of stereochemistry, which make them distinct from other ADAR-mediated editing approaches.

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

We have a robust and diverse pipeline of PN-modified, stereopure oligonucleotides, including our clinical silencing and splicing programs, as well as our AIMers. With RNA base editing, our initial focus is on using N-acetyl galactosamine (“GalNAc”)-conjugated AIMers to treat hepatic diseases. Our lead programs are designed to treat genetic diseases within the central nervous system (“CNS”), including amyotrophic lateral sclerosis (“ALS”), frontotemporal dementia (“FTD”), Huntington’s disease (“HD”), Duchenne muscular dystrophy (“DMD”), and alpha-1 antitrypsin deficiency (“AATD”). These programs include:

•
WVE-004 (silencing), our C9orf72-targeted variant selective antisense oligonucleotide for the treatment of C9orf72-associated ALS and FTD,
•
WVE-003 (silencing), our SNP3-targeted antisense oligonucleotide for the treatment of HD, which is designed to selectively lower mutant HTT protein levels, while leaving wild-type HTT protein levels relatively intact,
•
WVE-N531 (splicing), our exon 53 exon-skipping oligonucleotide for the treatment of DMD, and
•
WVE-006 (RNA editing), our GalNAc-conjugated SERPINA1 AIMer for the treatment of AATD.

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

In April 2022, we announced a positive update to the ongoing FOCUS-C9 trial that was driven by the observation of potent, durable reductions of poly(GP) dipeptide repeat proteins in CSF with low, single doses of WVE-004. Poly(GP) is a key C9-ALS/C9-FTD disease biomarker that, when reduced in CSF, indicates WVE-004’s engagement of target in the brain and spinal cord. Poly(GP) is also a DPR protein translated from both sense and antisense transcripts of the C9orf72 repeat expansions responsible for the pathophysiology of disease.

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

We expect to share additional single and multidose data from the FOCUS-C9 clinical trial in the second half of 2022. We expect to use these data to optimize dose level and frequency, as well as enable discussions with regulatory authorities regarding the next phase of development later in 2022. Planning is underway for expected initiation of an open-label extension clinical trial in the second half of 2022.

WVE-003: In HD, we are currently advancing WVE-003, a stereopure antisense oligonucleotide designed to selectively target an undisclosed single nucleotide polymorphism (“SNP”), “mHTT SNP3”, associated with the disease-causing mutant huntingtin (“mHTT”) mRNA transcript within the HTT gene. WVE-003 incorporates our novel PN chemistry, as well as learnings from our first-generation HD programs. Targeting mRNA with SNP3 allows us to lower expression of transcript from the mutant allele, while leaving the healthy transcript relatively intact, thereby preserving wild-type (healthy) huntingtin (“wtHTT”) protein, which is important for neuronal function. Our allele-selective approach may also enable us to address the pre-manifest, or asymptomatic, HD patient population in the future. In preclinical studies, WVE-003 showed dose-dependent and selective reduction of mHTT mRNA in vitro and potent and durable knockdown of mHTT mRNA and protein in vivo. A pharmacokinetic-pharmacodynamic (“PK-PD”) model for WVE-003 based on preclinical data predicts that WVE-003 may attain sufficient concentrations to engage mHTT transcript in both the cortex and striatum and decrease expression of the mHTT protein.

The SELECT-HD trial is a multicenter, randomized, double-blind, placebo-controlled Phase 1b/2a clinical trial to assess the safety and tolerability of intrathecally administered WVE-003 for patients with early manifest HD. Additional objectives include measurement of mHTT and wtHTT protein and exploratory pharmacokinetic, pharmacodynamic, clinical and magnetic resonance imaging (“MRI”) endpoints. The SELECT-HD trial is designed to be adaptive, with dose level and dosing frequency being guided by an independent committee. Preclinical models that have established pharmacologic activity have informed the starting dose for this trial. In September 2021, we announced the initiation of dosing in the SELECT-HD trial. We expect to share clinical data in the second half of 2022 to provide further insight into the clinical effects of PN chemistry and enable decision making for WVE-003.

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

In September 2021, we announced the initiation of dosing in an open-label clinical trial evaluating WVE-N531 as a treatment for boys with DMD who are amenable to exon 53 skipping. We expect to share clinical data, including muscle biopsies, in the fourth quarter of 2022 to provide further insight into the clinical effects of PN chemistry and enable decision making for WVE-N531.

Hepatic

We are initially focused on developing AIMers (A-to-I(G) RNA base editing oligonucleotides), which use our novel PN chemistry, to address genetic hepatic diseases. Our AIMers are relatively short and stable (fully chemically modified), which enables us to leverage clinically-proven GalNAc-mediated delivery to hepatocytes with subcutaneous dosing.

WVE-006: In AATD, we are currently advancing WVE-006, our first AIMer (RNA editing) candidate that uses GalNAc-conjugation and endogenous ADAR enzymes to correct the SERPINA1 Z mutation, which is the most common cause of AATD. ADAR editing may provide an ideal approach for increasing circulating levels of wild-type AAT protein and reducing aggregation in the liver, thus simultaneously addressing both the lung and liver manifestations of the disease. We selected WVE-006 as our AATD AIMer development candidate, our IND-enabling activities are underway, and we expect to submit clinical trial applications in 2023.

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

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss was $41.3 million and $38.8 million for the three months ended June 30, 2022 and 2021, respectively. Our net loss was $79.1 million and $81.2 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, we had an accumulated deficit of $884.6 million and $805.5 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future.

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

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Revenue	$375	$2,776	$(2,401)
Operating expenses:
Research and development	29,733	31,635	(1,902)
General and administrative	12,806	10,969	1,837
Total operating expenses	42,539	42,604	(65)
Loss from operations	(42,164)	(39,828)	(2,336)
Total other income, net	868	1,062	(194)
Loss before income taxes	(41,296)	(38,766)	(2,530)
Income tax provision	—	—	—
Net loss	$(41,296)	$(38,766)	$(2,530)

Revenue

Revenue for the three months ended June 30, 2022 and 2021 was $0.4 million and $2.8 million, respectively, and was primarily earned under the Takeda Collaboration Agreement. The decrease in revenue is driven by an increase in the expected future research and development services under the Takeda Collaboration Agreement based on the revenue recognition standard, as well as the discontinuation of the Category 2 component in the third quarter of 2021.

Research and Development Expenses

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
ALS and FTD program	$3,348	$3,381	$(33)
HD programs	1,253	6,911	(5,658)
DMD programs	392	356	36
AATD program	1,541	3	1,538
PRISM and other research and development expenses (1)	23,199	20,984	2,215
Total research and development expenses	$29,733	$31,635	$(1,902)

(1)
Includes expenses related to discovery and development programs, identification of potential drug discovery candidates, compensation, internal manufacturing, equipment repairs and maintenance, facilities and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $29.7 million for the three months ended June 30, 2022, compared to approximately $31.6 million for the three months ended June 30, 2021. The decrease of $1.9 million was due to the following:

•
a decrease of less than $0.1 million in external expenses related to our ALS and FTD program, WVE-004 (PN-modified silencing oligonucleotide);
•
a decrease of $5.7 million in external expenses related to our HD programs, driven by decreased external expenses related to our discontinued WVE-120101 and WVE-120102 programs, partially offset by continuing external expenses for our WVE-003 (PN-modified silencing oligonucleotide) program;
•
an increase of less than $0.1 million in external expenses related to our DMD programs, including WVE-N531 (PN-modified splicing oligonucleotide);
•
an increase of $1.5 million in external expenses related to our AATD program, WVE-006 (PN-modified RNA editing oligonucleotide); and
•
an increase of $2.2 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, including PRISM and the identification of potential drug discovery candidates, primarily due to increases in compensation-related expenses, including the share-based compensation expense related to the achievement of a performance-based RSU milestone, offset by decreases in other external research and development expenses.

General and Administrative Expenses

General and administrative expenses were $12.8 million for the three months ended June 30, 2022, as compared to $11.0 million for the three months ended June 30, 2021. The increase of $1.8 million is primarily driven by increases in compensation-related expenses, including the share-based compensation expense related to the achievement of a performance-based RSU milestone, offset by decreases in other external general and administrative expenses.

Other Income, Net

Other income, net for the three months ended June 30, 2022 and 2021, was $0.9 million and $1.1 million, respectively. Other income, net for both periods primarily consisted of income related to refundable tax credits from tax authorities.

Income Tax Provision

During the three months ended June 30, 2022 and 2021, we recorded no income tax provision. We maintained a full valuation allowance for the three months ended June 30, 2022 and 2021 in all jurisdictions due to uncertainty regarding future taxable income.

Comparison of the six months ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Revenue	$2,125	$2,776	$(651)
Operating expenses:
Research and development	57,203	65,028	(7,825)
General and administrative	25,180	21,047	4,133
Total operating expenses	82,383	86,075	(3,692)
Loss from operations	(80,258)	(83,299)	3,041
Total other income, net	1,148	2,069	(921)
Loss before income taxes	(79,110)	(81,230)	2,120
Income tax provision	—	—	—
Net loss	$(79,110)	$(81,230)	$2,120

Revenue

Revenue for the six months ended June 30, 2022 and 2021 was $2.1 million and $2.8 million, respectively, and was primarily earned under the Takeda Collaboration Agreement. The decrease in revenue is driven by the discontinuation of the Category 2 component in the third quarter of 2021.

Research and Development Expenses

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
ALS and FTD program	$5,087	$6,821	$(1,734)
HD programs	3,446	15,361	(11,915)
DMD programs	817	156	661
AATD program	1,852	3	1,849
PRISM and other research and development expenses (1)	46,001	42,687	3,314
Total research and development expenses	$57,203	$65,028	$(7,825)

(1)
Includes expenses related to discovery and development programs, identification of potential drug discovery candidates, compensation, internal manufacturing, equipment repairs and maintenance, facilities and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $57.2 million for the six months ended June 30, 2022, compared to $65.0 million for the six months ended June 30, 2021. The decrease of $7.8 million was due to the following:

•
a decrease of $1.7 million in external expenses related to our ALS and FTD program, WVE-004 (PN-modified silencing oligonucleotide);
•
a decrease of $11.9 million in external expenses related to our HD programs, driven by decreased external expenses related to our discontinued WVE-120101 and WVE-120102 programs, partially offset by continuing external expenses for our WVE-003 (PN-modified silencing oligonucleotide) program;
•
an increase of $0.7 million in external expenses related to our DMD programs, including WVE-N531 (PN-modified splicing oligonucleotide);
•
an increase of $1.8 million in external expenses related to our AATD program, WVE-006 (PN-modified RNA editing oligonucleotide); and
•
an increase of $3.3 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, including PRISM and the identification of potential drug discovery candidates, primarily due to increases in compensation-related expenses, including the share-based compensation expense related to the achievement of a performance-based RSU milestone.

General and Administrative Expenses

General and administrative expenses were $25.2 million for the six months ended June 30, 2022, as compared to approximately $21.0 million for the six months ended June 30, 2021. The increase of $4.1 million was primarily due to increases in compensation-related expenses, including the share-based compensation expense related to the achievement of a performance-based RSU milestone, as well as increases in professional services expenses and other general and administrative operating expenses.

Other Income, Net

Other income, net for the six months ended June 30, 2022 and 2021, was $1.1 million and $2.1 million, respectively. Other income, net for both periods primarily consisted of income related to refundable tax credits from tax authorities.

Income Tax Provision

During the six months ended June 30, 2022 and 2021, we recorded no income tax provision. We maintained a full valuation allowance for the six months ended June 30, 2022 and 2021 in all jurisdictions due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net losses. To date, we have primarily funded our operations through public and other registered offerings of our ordinary shares, collaborations with third parties and private placements of debt and equity securities. Through June 30, 2022, we have received an aggregate of approximately $1,021.2 million in net proceeds from these transactions, consisting of $630.9 million in net proceeds from public and other registered offerings of our ordinary shares, $301.0 million from our collaborations and $89.3 million in net proceeds from private placements of our debt and equity securities.

On June 16, 2022, we closed an underwritten offering (the “June 2022 Offering”), in which we issued and sold 25,464,483 ordinary shares and Pre-Funded Warrants to purchase up to 7,093,656 ordinary shares. The net proceeds of the June 2022 Offering were approximately $65.5 million.

As of June 30, 2022, we had cash, cash equivalents and short-term investments totaling $148.2 million, restricted cash of $3.7 million for our leased premises in Cambridge, Massachusetts and Lexington, Massachusetts, and an accumulated deficit of $884.6 million. Our operating lease commitments as of June 30, 2022 total approximately $50.6 million, of which $3.6 million is related to payments in 2022 and $47.0 million is related to payments beyond 2022.

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

Until we can generate significant revenue from product sales, if ever, we expect to continue to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. In May 2019, we filed a shelf registration statement on Form S-3ASR with the SEC pursuant to which we registered for sale an indeterminate amount of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. Our shelf registration statement on Form S-3ASR also included a prospectus covering up to an aggregate of $250.0 million in ordinary shares that we may issue and sell from time to time, through Jefferies LLC (“Jefferies”) acting as our sales agent, pursuant to the open market sales agreement that we entered into with Jefferies in May 2019, as amended in March 2020 and March 2022 (the “Sales Agreement”), for our “at-the-market” equity program. Since we no longer qualified as a “well-known seasoned issuer” at the time of the filing of our Annual Report on Form 10-K for the year ended December 31, 2019, we previously amended the shelf registration statement to register for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including the $250.0 million in ordinary shares that we may issue and sell from time to time pursuant to our “at-the-market” equity program. This registration statement, which we refer to as the “2019 Form S-3,” remained effective until our 2022 Form S-3 (as defined below) was declared effective on May 4, 2022, after which time we may no longer offer or sell any securities under the 2019 Form S-3. During the six months ended June 30, 2022, the Company sold 458,092 ordinary shares under its at-the-market equity program for aggregate net proceeds of $1.2 million.

On March 3, 2022, we filed a new universal shelf registration on Form S-3 with the SEC, which was declared effective by the SEC on May 4, 2022, pursuant to which we registered for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the “2022 Form S-3.” The 2022 Form S-3 includes a prospectus covering up to approximately $132.0 million in ordinary shares that have not yet been issued or sold under our Sales Agreement with Jefferies. As of August 10, 2022, we have $430.0 million in securities available for issuance under the 2022 Form S-3, including approximately $132.0 million in ordinary shares available for issuance under our at-the-market equity program.

Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our cash flow activity:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(68,695)	$(53,776)
Net cash used in investing activities	(25,594)	(447)
Net cash provided by financing activities	67,116	13,686
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(228)	(120)
Net decrease in cash, cash equivalents and restricted cash	$(27,401)	$(40,657)

Operating Activities

During the six months ended June 30, 2022, operating activities used $68.7 million of cash, primarily due to our net loss of $79.1 million, offset by $10.9 million of share-based compensation expense.

During the six months ended June 30, 2021, operating activities used $53.8 million of cash, primarily due to our net loss of $81.2 million, offset by a $30.0 million decrease in accounts receivable.

Investing Activities

During the six months ended June 30, 2022, investing activities used $25.6 million of cash, of which $50.0 million related to purchases of short-term investments, $25.0 million of which was subsequently sold and $0.6 million related to purchases and sales of property and equipment.

During the six months ended June 30, 2021, investing activities used $0.4 million of cash, related to purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $67.1 million, which was primarily due to the net proceeds from the June 2022 Offering, which was comprised of sales of ordinary shares and Pre-Funded Warrants.

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

Foreign Currency Exchange Rate Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. For the three and six months ended June 30, 2022 and 2021, changes in foreign currency exchange rates did not have a material impact on our business, financial condition, results of operations or cash flows.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition, results of operations or cash flows for the three and six months ended June 30, 2022 and 2021. If the global inflationary trends continue, we expect appreciable increases in clinical trial, labor, and other operating costs.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the risk factor below, you should carefully consider the factors discussed under the caption “Risk Factors” that appear in Item 1A of our 2021 Annual Report on Form 10-K.

We issued pre-funded warrants as part of our June 2022 financing, which may cause additional dilution to our shareholders.

In June 2022, we closed an underwritten offering in which we issued and sold 25,464,483 ordinary shares and, to RA Capital Management, L.P. in lieu of additional ordinary shares, pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 7,093,656 ordinary shares at an exercise price of $0.0001 per share. The Pre-Funded Warrants contain a so-called “blocker” provision which provides that they are only exercisable upon receipt of shareholder approval or if such exercise would not cause the aggregate number of ordinary shares or the combined voting power of total securities, in each case, beneficially owned by the holder (together with its affiliates) to exceed 19.99% of the number of ordinary shares or total securities, respectively, outstanding immediately after giving effect to the exercise. To the extent the Pre-Funded Warrants above are exercised, additional ordinary shares will be issued and such issuance would dilute existing shareholders and increase the number of shares eligible for resale in the public market.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The information set forth in this paragraph is included herein for the purpose of providing the disclosure required under “Item 1.01 - Entry into a Material Definitive Agreement” of Form 8-K. On August 8, 2022, Wave Life Sciences USA, Inc. (the “Subsidiary”), a wholly-owned subsidiary of Wave Life Sciences Ltd. (and together with the Subsidiary, the “Company”), entered into the Second Amendment to its lease with CPI/King 733 Concord Owner, LLC (the “Second Lease Amendment”), which, among other things, extended the term of the lease at 733 Concord Avenue, Cambridge, Massachusetts, which serves as the Company’s U.S. headquarters. The Second Lease Amendment amends the lease agreement dated as of April 6, 2015, between the Subsidiary and King 733 Concord LLC, an affiliate of King Street Properties Investments, LLC (the “Original Lease”), as amended by the First Amendment to the Original Lease dated December 9, 2020. Under the Second Lease Amendment, the lease term with respect to the approximately 30,893 square feet of space leased under the Original Lease (the “Original Premises”) was extended for an additional period of five years commencing on April 1, 2023, and expiring as of March 31, 2028. During the extension period, the Company has agreed to pay an average base rent for the Original Premises of approximately $3.3 million per year, plus certain costs and expenses, including a proportionate share of applicable taxes, operating expenses and utilities. In addition, the Company received a tenant improvement allowance of up to $0.9 million. The foregoing description of the Second Lease Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Lease Amendment, a copy of which is attached as an exhibit this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

4.1	Form of Pre-Funded Warrant		Form 8-K (Exhibit 4.1)	06/14/2022	001-37627

10.1	Second Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and CPI/King 733 Concord Owner, LLC, dated as of August 8, 2022	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer	X

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its Inline XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

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

WAVE LIFE SCIENCES LTD.

Date: August 11, 2022	By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Kyle Moran
Kyle Moran
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)