Form 10-Q
period 2022-09-30
Wave Life Sciences Ltd.
filed 2022-11-10
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of outstanding ordinary shares of the registrant as of November 1, 2022 was 86,900,688.

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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ. These risks, uncertainties and other factors include, among other things, our critical accounting policies; the ability of our preclinical studies to produce data sufficient to support the filing of global clinical trial applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results and timing of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our effectiveness in managing current and future clinical trials and regulatory processes; the success of our platform in identifying viable candidates; the continued development and acceptance of nucleic acid therapeutics as a class of drugs; our ability to demonstrate the therapeutic benefits of our stereopure candidates in clinical trials, including our ability to develop candidates across multiple therapeutic modalities; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to fund our operations and to raise additional capital as needed; competition from others developing therapies for similar uses; the severity and duration of the COVID-19 pandemic; the COVID-19 pandemic, and variants thereof, may negatively impact the conduct of, and the timing of enrollment, completion and reporting with respect to, our clinical trials; any other impacts on our business as a result of or related to the COVID-19 pandemic, the conflict involving Russia and Ukraine, global economic uncertainty, rising inflation, rising interest rates or market disruptions, as well as other risks and uncertainties under the caption “Risk Factors” contained in this Quarterly Report on Form 10-Q and in other filings we make with the Securities and Exchange Commission.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$96,954	$150,564
Short-term investments	25,044	—
Prepaid expenses	7,419	6,584
Other current assets	2,017	5,416
Total current assets	131,434	162,564
Long-term assets:
Property and equipment, net	18,552	22,266
Operating lease right-of-use assets	27,827	18,378
Restricted cash	3,654	3,651
Other assets	44	148
Total long-term assets	50,077	44,443
Total assets	$181,511	$207,007
Liabilities, Series A preferred shares and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$15,934	$7,281
Accrued expenses and other current liabilities	11,056	14,861
Current portion of deferred revenue	32,341	37,098
Current portion of operating lease liability	4,928	4,961
Total current liabilities	64,259	64,201
Long-term liabilities:
Deferred revenue, net of current portion	80,230	77,479
Operating lease liability, net of current portion	33,667	24,955
Total long-term liabilities	113,897	102,434
Total liabilities	$178,156	$166,635
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at September 30, 2022 and December 31, 2021	$7,874	$7,874
Shareholders’ equity (deficit):
Ordinary shares, no par value; 86,841,523 and 59,841,116 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	$802,697	$749,851
Additional paid-in capital	116,535	87,980
Accumulated other comprehensive income (loss)	(123)	181
Accumulated deficit	(923,628)	(805,514)
Total shareholders’ equity (deficit)	$(4,519)	$32,498
Total liabilities, Series A preferred shares and shareholders’ equity (deficit)	$181,511	$207,007

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$285	$36,423	$2,410	$39,199
Operating expenses:
Research and development	27,575	31,086	84,778	96,114
General and administrative	11,609	12,944	36,789	33,991
Total operating expenses	39,184	44,030	121,567	130,105
Loss from operations	(38,899)	(7,607)	(119,157)	(90,906)
Other income (expense), net:
Dividend income and interest income, net	596	6	746	25
Other income (expense), net	(701)	1,371	297	3,421
Total other income (expense), net	(105)	1,377	1,043	3,446
Loss before income taxes	(39,004)	(6,230)	(118,114)	(87,460)
Income tax provision	—	—	—	—
Net loss	$(39,004)	$(6,230)	$(118,114)	$(87,460)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.42)	$(0.12)	$(1.60)	$(1.75)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	93,900,484	50,709,877	73,754,417	50,017,521

Other comprehensive loss:
Net loss	$(39,004)	$(6,230)	$(118,114)	$(87,460)
Foreign currency translation	(76)	(11)	(304)	(131)
Comprehensive loss	$(39,080)	$(6,241)	$(118,418)	$(87,591)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	3,901,348	$7,874	48,778,678	$694,085	$71,573	$389	$(683,269)	$82,778
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	844,796	8,028	—	—	—	8,028
Share-based compensation	—	—	—	—	4,063	—	—	4,063
Vesting of RSUs	—	—	155,184	—	—	—	—	—
Option exercises	—	—	31,957	200	—	—	—	200
Issuance of ordinary shares under the ESPP	—	—	44,036	336	—	—	—	336
Other comprehensive loss	—	—	—	—	—	(120)	—	(120)
Net loss	—	—	—	—	—	—	(42,464)	(42,464)
Balance at March 31, 2021	3,901,348	$7,874	49,854,651	$702,649	$75,636	$269	$(725,733)	$52,821
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	718,179	5,065	—	—	—	5,065
Share-based compensation	—	—	—	—	2,722	—	—	2,722
Vesting of RSUs	—	—	3,636	—	—	—	—	—
Net loss	—	—	—	—	—	—	(38,766)	(38,766)
Balance at June 30, 2021	3,901,348	$7,874	50,576,466	$707,714	$78,358	$269	$(764,499)	$21,842
Issuance of ordinary shares, net of offering costs	—	—	1,345,830	8,082	—	—	—	8,082
Share-based compensation	—	—	—	—	5,896	—	—	5,896
Vesting of RSUs	—	—	7,485	—	—	—	—	—
Option exercises	—	—	20,000	50	—	—	—	50
Issuance of ordinary shares under the ESPP	—	—	48,251	272	—	—	—	272
Other comprehensive loss	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(6,230)	(6,230)
Balance at September 30, 2021	3,901,348	$7,874	51,998,032	$716,118	$84,254	$258	$(770,729)	$29,901

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT) CONTINUED

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2021	3,901,348	$7,874	59,841,116	$749,851	$87,980	$181	$(805,514)	$32,498
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	458,092	1,167	—	—	—	1,167
Share-based compensation	—	—	—	—	3,971	—	—	3,971
Vesting of RSUs	—	—	468,226	—	—	—	—	—
Option exercises	—	—	15,000	37	—	—	—	37
Issuance of ordinary shares under the ESPP	—	—	77,534	174	—	—	—	174
Other comprehensive loss	—	—	—	—	—	(86)	—	(86)
Net loss	—	—	—	—	—	—	(37,814)	(37,814)
Balance at March 31, 2022	3,901,348	$7,874	60,859,968	$751,229	$91,951	$95	$(843,328)	$(53)
Issuance of ordinary shares, net of offering costs	—	—	25,464,483	51,220	—	—	—	51,220
Issuance of pre-funded warrants, net of offering costs	—	—	—	—	14,268	—	—	14,268
Share-based compensation	—	—	—	—	6,950	—	—	6,950
Vesting of RSUs	—	—	400,207	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(142)	—	(142)
Net loss	—	—	—	—	—	—	(41,296)	(41,296)
Balance at June 30, 2022	3,901,348	$7,874	86,724,658	$802,449	$113,169	$(47)	$(884,624)	$30,947
Share-based compensation	—	—	—	—	3,366	—	—	3,366
Vesting of RSUs	—	—	8,338	—	—	—	—	—
Option exercises	—	—	20,000	50	—	—	—	50
Issuance of ordinary shares under the ESPP	—	—	88,527	198	—	—	—	198
Other comprehensive loss	—	—	—	—	—	(76)	—	(76)
Net loss	—	—	—	—	—	—	(39,004)	(39,004)
Balance at September 30, 2022	3,901,348	$7,874	86,841,523	$802,697	$116,535	$(123)	$(923,628)	$(4,519)

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(118,114)	$(87,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	2,557	1,593
Depreciation of property and equipment	5,062	5,704
Share-based compensation expense	14,287	12,681
Changes in operating assets and liabilities:
Accounts receivable	—	7,500
Prepaid expenses	(835)	2,807
Other assets	3,503	1,047
Accounts payable	8,337	(6,335)
Accrued expenses and other current liabilities	(3,805)	(607)
Deferred revenue	(2,006)	(16,699)
Operating lease liabilities	(3,327)	(2,731)
Other non-current liabilities	—	540
Net cash used in operating activities	(94,341)	(81,960)
Cash flows from investing activities
Purchases of property and equipment	(1,157)	(545)
Proceeds from the sale of property and equipment	106	—
Purchase of short-term investments	(75,044)	—
Proceeds from the maturity of short-term investments	50,000	—
Net cash used in investing activities	(26,095)	(545)
Cash flows from financing activities
Proceeds from issuance of ordinary shares, net of offering costs	51,235	—
Proceeds from issuance pre-funded warrants, net of offering costs	14,272	—
Proceeds from issuance of ordinary shares pursuant to the at-the-market equity program, net of offering costs	1,167	21,177
Proceeds from the exercise of share options	87	250
Proceeds from the ESPP	372	608
Net cash provided by financing activities	67,133	22,035
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(304)	(131)
Net decrease in cash, cash equivalents and restricted cash	(53,607)	(60,601)
Cash, cash equivalents and restricted cash, beginning of period	154,215	188,148
Cash, cash equivalents and restricted cash, end of period	$100,608	$127,547
Supplemental disclosure of cash flow information:
Increase in operating lease right-of-use assets and lease liabilities related to lease extension	$12,006	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Wave Life Sciences Ltd.

Notes to Unaudited Consolidated Financial Statements

1. THE COMPANY

Organization

Wave Life Sciences Ltd. (together with its subsidiaries, “Wave” or the “Company”) is a clinical-stage genetic medicines company committed to delivering life-changing treatments for people battling devastating diseases. PRISM, Wave’s proprietary discovery and drug development platform, enables the precise design, optimization and production of novel stereopure oligonucleotides. Wave has built a genetic toolkit comprised of multiple therapeutic modalities, including RNase-H mediated silencing, RNAi, splicing, and ribonucleic acid (“RNA”) base editing, all of which leverage learnings and optimizations from the PRISM platform and allow Wave to design built-for-purpose molecules to optimally address disease biology.

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

As of September 30, 2022, the Company had cash, cash equivalents and short-term investments of $122.0 million. The Company expects that its existing cash, cash equivalents and short-term investments will be sufficient to fund its operations for at least the next twelve months. The Company has based this expectation on assumptions that may prove to be incorrect, and the Company may use its available capital resources sooner than it currently expects. If the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be further reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. In addition, the Company may elect to raise additional funds before it needs them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if the Company expects it has sufficient funds for its current or future operating plans.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2022, as amended (the “2021 Annual Report on Form 10-K”), have had no material changes during the nine months ended September 30, 2022, except as described below.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. The Company’s cash and cash equivalents are comprised of funds held in checking and money market accounts.

Short-Term Investments

The Company’s short-term investments consist of term deposits.

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

Unaudited Interim Financial Data

The accompanying interim consolidated balance sheet as of September 30, 2022, the related interim consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the consolidated statements of Series A preferred shares and shareholders’ equity (deficit) for the three months ended March 31, June 30, and September 30, 2022 and 2021, the consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021, and the related interim information contained within the notes to the unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2022 and 2021 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2022 and 2021. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any other interim period or future year or period.

3. FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial assets that are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)
September 30, 2022
Cash and cash equivalents	$96,954	$96,954	—	$—
Short-term investments	25,044	—	25,044	—
Restricted cash	3,654	3,654	—	—
Total	$125,652	$100,608	$25,044	$—
December 31, 2021
Cash and cash equivalents	$150,564	$150,564	$—	$—
Short-term investments	—	—	—	—
Restricted cash	3,651	3,651	—	—
Total	$154,215	$154,215	$—	$—

There have been no transfers between fair value levels during the three months ended September 30, 2022.

Cash, cash equivalents and restricted cash are Level 1 assets which are comprised of funds held in checking and money market accounts. Short-term investments are Level 2 assets which are comprised of term deposits. The Company determined that the fair value of its short-term investments is $25.0 million as of September 30, 2022, which approximates the carrying value of the term deposits. There were no short-term investments as of December 31, 2021, as the term deposits that constitute the Company’s short-term investments were purchased during the nine months ended September 30, 2022. The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

4. SHARE-BASED COMPENSATION

The Wave Life Sciences Ltd. 2021 Equity Incentive Plan, as amended (the “2021 Plan”), went into effect on August 10, 2021 and was amended effective as of August 9, 2022. The 2021 Plan serves as the successor to the Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Plan”), such that outstanding awards granted under the 2014 Plan continue to be governed by the terms of the 2014 Plan, but no awards may be made under the 2014 Plan after August 10, 2021. The aggregate number of ordinary shares authorized for issuance of awards under the 2021 Plan was originally 5,450,000 ordinary shares, and was subsequently increased to 11,450,000 in August 2022, plus the number of ordinary shares underlying any awards under the 2014 Plan that are forfeited, cancelled or otherwise terminated (other than by exercise or withheld by the Company to satisfy any tax withholding obligation) on or after August 10, 2021.

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

In April 2022, the Company determined that a performance-based RSU milestone was achieved and consequently 50% of the outstanding performance-based RSUs vested, which resulted in the issuance of 384,646 ordinary shares. During the nine months ended September 30, 2022, the Company recorded share-based compensation expense of approximately $3.8 million, which represents all of the expense related to the achievement of this performance-based RSU milestone. The Company did not recognize any expense related to the other performance-based RSU milestones, as the remaining milestones were not considered probable of achievement as of September 30, 2022.

During the nine months ended September 30, 2022, the Company granted 3,479,825 options and 93,225 time-based RSUs to employees.

As of September 30, 2022, 6,306,514 ordinary shares remained available for future grant under the 2021 Plan.

The Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan (“ESPP”) allows all full-time and certain part-time employees to purchase the Company’s ordinary shares at a discount to fair market value. Eligible employees may enroll in a six-month offering period beginning on or about January 15th and July 15th every year. Shares are purchased at a price equal to 85% of the lower of the fair market value of the Company’s ordinary shares on the first business day or the last business day of an offering period. During the nine months ended September 30, 2022, 166,061 ordinary shares were issued under the ESPP. As of September 30, 2022, there were 716,413 ordinary shares available for issuance under the ESPP.

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

Through September 30, 2022, the Company had recognized revenue of $79.9 million as collaboration revenue under the Takeda Collaboration Agreement. During the three and nine months ended September 30, 2022, the Company recognized revenue of approximately $0.2 million and $2.0 million, respectively, under the Takeda Collaboration Agreement. During the three and nine months ended September 30, 2021, the Company recognized revenue of $36.4 million and $39.2 million, respectively, under the Takeda Collaboration Agreement.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue as of December 31, 2021 was $114.6 million, of which $37.1 million was included in current liabilities. The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue at September 30, 2022 is $112.6 million, of which $32.3 million is included in current liabilities. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the research and development services for each Category 1 Program as costs are incurred, over the remaining research term. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the material right for each Category 1 Program option upon Takeda’s exercise of such option, or immediately as each option expires unexercised.

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

As of September 30, 2022, there are 7,093,656 vested and exercisable Pre-Funded Warrants outstanding to purchase ordinary shares for the exercise price of $0.0001 per share. The Pre-Funded Warrants are included in the weighted-average shares outstanding used in the calculation of basic net loss per share as the exercise price is negligible and the warrants are fully vested and exercisable.

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

The following ordinary share equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2022	2021
Options to purchase ordinary shares	9,732,711	4,765,701
RSUs	999,771	1,974,767
Series A preferred shares	3,901,348	3,901,348

Additionally, for the periods presented, the two-class method does not impact the net loss per ordinary share as the Company was in a net loss position for each of the periods presented and holders of Series A preferred shares do not participate in losses.

8. INCOME TAXES

During the three and nine months ended September 30, 2022 and 2021, the Company recorded no income tax provision. The Company maintained a full valuation allowance for the three and nine months ended September 30, 2022 and 2021 in all jurisdictions due to uncertainty regarding future taxable income.

The Company’s utilization of its net operating loss carryforwards and general business credit carryforwards in the United States may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. As of September 30, 2022, the Company is evaluating whether an ownership change occurred during 2022. Should an ownership change have occurred or occur in the future, the Company’s ability to utilize its net operating losses and general business credit carryforwards may be limited.

9. GEOGRAPHIC DATA

Substantially all of the Company’s long-lived assets were located in the United States as of September 30, 2022 and December 31, 2021.

10. RELATED PARTIES

The Company had the following related party transaction for the periods presented in the accompanying consolidated financial statements:

•
In 2012, the Company entered into a consulting agreement for scientific advisory services with Dr. Gregory L. Verdine, one of the Company’s founders and a member of the Company’s board of directors. The consulting agreement does not have a specific term and may be terminated by either party upon 14 days’ prior written notice. Pursuant to the consulting agreement, the Company pays Dr. Verdine approximately $13 thousand per month, plus reimbursement for certain expenses. In October 2022, the compensation committee of the Company’s board of directors granted Dr. Verdine a non-qualified share option for 163,467 ordinary shares as form of payment under this consulting agreement for the service period of October 1, 2022 through December 31, 2024, the vesting of which is subject to Dr. Verdine’s continued service under the consulting agreement.

11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Accrued compensation	$8,002	$10,181
Accrued expenses related to CROs and CMOs	1,907	3,571
Accrued expenses and other current liabilities	1,147	1,109
Total accrued expenses and other current liabilities	$11,056	$14,861

12. LEASES

Lease Arrangements

The Company enters into lease arrangements for its facilities. A summary of the arrangements is as follows:

Operating Leases

Lexington

On September 26, 2016, and as amended on December 31, 2016, the Company entered into a 10 year and 9-month lease , which includes two successive five-year renewal options, for its facility in Lexington, Massachusetts (the “Lexington Lease”), which the Company uses primarily for its current good manufacturing practices (“cGMP”) manufacturing, as well as for additional laboratory and office space. Throughout the term of the Lexington Lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. As required under the terms of the Lexington Lease, the Company had restricted cash of approximately $2.7 million in a separate bank account as of September 30, 2022 and December 31, 2021.

Cambridge

In April 2015, the Company entered into a lease agreement for an office and laboratory facility in Cambridge, Massachusetts (the “Cambridge Lease”), which commenced in October 2015 with an original term of 7.5 years with a five-year renewal option to extend the lease. Throughout the term of the Cambridge Lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. As required under the terms of the Cambridge Lease, the Company had restricted cash of $1.0 million in a separate bank account as of September 30, 2022 and December 31, 2021.

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

In June 2022, the Company notified the landlord of its intention to exercise the five-year renewal option under the Cambridge Lease to extend the lease term through March 2028 (the “Cambridge Lease Extension”). In June 2022, the Company calculated an incremental borrowing rate of 10.53% and remeasured the right-of-use asset and the lease liabilities related to the Cambridge Lease Extension. During the second quarter of 2022, the Company recorded an additional $12.0 million of operating right-of-use asset and corresponding operating lease liabilities relating to the Cambridge Lease Extension. In August 2022, the Company executed the second amendment to the Cambridge Lease with respect to the Cambridge Lease Extension.

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

Based on potency and durability of pharmacodynamic effects, the multidose portion of the FOCUS-C9 was expanded in the third quarter of 2022 to evaluate quarterly dosing. We expect to share data from all cohorts in the FOCUS-C9 clinical trial in the first half of 2023. In addition, we initiated an open-label extension clinical trial for participants in the FOCUS-C9 trial in the fourth quarter of 2022.

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

In September 2022, we announced a positive update to the ongoing SELECT-HD trial that was driven by the observation of reductions in mHTT protein in CSF after study participants received either a single 30 or 60 mg dose of WVE-003. Additionally, wtHTT protein was preserved, which appears consistent with allele-selectivity.

At the time of announcement, 18 participants had been dosed in the SELECT-HD trial (30 mg, n=4; 60 mg, n=4; 90 mg, n=4; placebo, n=6). Participants enrolled at 30 mg, 60 mg and placebo had follow-up biomarkers out to day 85. At the time of analysis, none of the participants dosed with 90 mg had reached day 85 so this cohort was not included in the biomarker analysis.

•
Single doses of WVE-003 up to 90 mg appeared generally safe and well-tolerated:
o
Adverse events (AEs) were balanced across treatment groups, including placebo, and all were mild to moderate in intensity;
o
No serious adverse events (SAEs) were observed; and
o
No participants discontinued from the study.
•
Among participants in the 30 and 60 mg WVE-003 cohorts, the mean reduction in CSF mHTT from baseline was 22% (median reduction 30%) at 85 days following a single dose:
o
The difference in the mean reduction in CSF mHTT compared to placebo was 35% at 85 days post-single dose; and
o
For these analyses, the 30 and 60 mg single dose cohorts were pooled as there was no apparent dose response between these two cohorts. We will continue to evaluate dose response in the expanded single dose cohorts.
•
In the 30 and 60 mg cohorts, wtHTT protein was preserved, which appears consistent with allele-selectivity.

•
Increases in NfL from baseline were observed in some participants. We will continue to monitor trends in NfL as SELECT-HD advances.
•
There were no clinically meaningful elevations in CSF white blood cell counts or protein that would indicate inflammation in the CNS.
•
There were no meaningful changes in clinical outcome measures, although the dataset and duration were not sufficient to assess clinical effects.

Based on these data, we are adapting the SELECT-HD clinical trial to expand the single dose cohorts and will also continue advancing the 90 mg cohort for biomarker analysis at day 85. We expect to share additional single-dose biomarker and safety data in the first half of 2023.

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

WVE-N531 is being evaluated in an open-label clinical trial as a treatment for boys with DMD who are amenable to exon 53 skipping. Plasma concentrations and half-life of WVE-N531 observed in the patients enrolled in this ongoing clinical trial were significantly greater than plasma concentrations achieved following the highest doses of suvodirsen, our first-generation PS/PO exon-skipping compound administered in Phase 2/3 studies (as depicted below). We expect to share clinical data from this ongoing trial, including muscle biopsies, in the fourth quarter of 2022 to provide further insight into the clinical effects of PN chemistry and enable decision making for WVE-N531.

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

Continuing Impacts of COVID-19

We continue to closely monitor developments related to COVID-19. In response to this global pandemic, we have concentrated our efforts on the health and safety of our employees and patients, while maintaining business continuity and honoring our commitment to deliver life-changing treatments for people battling devastating diseases.

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

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss was $39.0 million and $6.2 million for the three months ended September 30, 2022 and 2021, respectively. Our net loss was $118.1 million and $87.5 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, we had an accumulated deficit of $923.6 million and $805.5 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Revenue	$285	$36,423	$(36,138)
Operating expenses:
Research and development	27,575	31,086	(3,511)
General and administrative	11,609	12,944	(1,335)
Total operating expenses	39,184	44,030	(4,846)
Loss from operations	(38,899)	(7,607)	(31,292)
Total other income (expense), net	(105)	1,377	(1,482)
Loss before income taxes	(39,004)	(6,230)	(32,774)
Income tax provision	—	—	—
Net loss	$(39,004)	$(6,230)	$(32,774)

Revenue

Revenue for the three months ended September 30, 2022 and 2021 was $0.3 million and $36.4 million, respectively, and was primarily earned under the Takeda Collaboration Agreement. The decrease in revenue was primarily due to the amendment to our Takeda Collaboration Agreement in the third quarter of 2021, which discontinued the Category 2 component and resulted in the recognition of the previously constrained revenue and the additional $22.5 million for research and development services related to the Category 2 component. Additionally, in 2022 there was an increase in the expected future research and development services under the Takeda Collaboration Agreement based on the revenue recognition standard.

Research and Development Expenses

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
ALS and FTD program	$3,153	$1,525	$1,628
HD programs	1,732	4,421	(2,689)
DMD programs	796	536	260
AATD program	281	163	118
PRISM and other research and development expenses (1)	21,613	24,441	(2,828)
Total research and development expenses	$27,575	$31,086	$(3,511)

(1)
Includes expenses related to discovery and development programs, identification of potential drug discovery candidates, compensation, internal manufacturing, equipment repairs and maintenance, facilities and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $27.6 million for the three months ended September 30, 2022, compared to approximately $31.1 million for the three months ended September 30, 2021. The decrease of $3.5 million was due to the following:

•
an increase of $1.6 million in external expenses related to our ALS and FTD program, WVE-004 (PN-modified silencing oligonucleotide);
•
a decrease of $2.7 million in external expenses related to our HD programs, including our WVE-003 (PN-modified silencing oligonucleotide) program and our discontinued WVE-120101 and WVE-120102 programs;
•
an increase of $0.3 million in external expenses related to our DMD programs, including WVE-N531 (PN-modified splicing oligonucleotide);
•
an increase of $0.1 million in external expenses related to our AATD program, WVE-006 (PN-modified RNA editing oligonucleotide); and
•
a decrease of $2.8 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, including PRISM and the identification of potential drug discovery candidates, primarily due to decreases in compensation-related expenses, as well as decreases in other external research and development expenses.

General and Administrative Expenses

General and administrative expenses were $11.6 million for the three months ended September 30, 2022, as compared to $12.9 million for the three months ended September 30, 2021. The decrease of $1.3 million is primarily driven by decreases in compensation-related expenses, as well as decreases in other external general and administrative expenses.

Other Income (Expense), Net

Other expense, net for the three months ended September 30, 2022 was $0.1 million and consisted of foreign exchange losses and other expenses, partially offset by dividend income and estimated refundable tax credits. Other income, net for the three months ended September 30, 2021 was $1.4 million and primarily related to estimated refundable tax credits. The decrease in other income year-over-year was driven by the decrease in estimated refundable tax credits and the increase in foreign exchange losses, partially offset by the increase in dividend income.

Income Tax Provision

During the three months ended September 30, 2022 and 2021, we recorded no income tax provision. We maintained a full valuation allowance for the three months ended September 30, 2022 and 2021 in all jurisdictions due to uncertainty regarding future taxable income.

Comparison of the nine months ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Revenue	$2,410	$39,199	$(36,789)
Operating expenses:
Research and development	84,778	96,114	(11,336)
General and administrative	36,789	33,991	2,798
Total operating expenses	121,567	130,105	(8,538)
Loss from operations	(119,157)	(90,906)	(28,251)
Total other income (expense), net	1,043	3,446	(2,403)
Loss before income taxes	(118,114)	(87,460)	(30,654)
Income tax provision	—	—	—
Net loss	$(118,114)	$(87,460)	$(30,654)

Revenue

Revenue for the nine months ended September 30, 2022 and 2021 was $2.4 million and $39.2 million, respectively, and was primarily earned under the Takeda Collaboration Agreement. The decrease in revenue was primarily due to the amendment to our Takeda Collaboration Agreement in the third quarter of 2021, which discontinued the Category 2 component and resulted in the recognition of the previously constrained revenue and the additional $22.5 million for research and development services related to the Category 2 component. Additionally, in 2022 there was an increase in the expected future research and development services under the Takeda Collaboration Agreement based on the revenue recognition standard.

Research and Development Expenses

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
ALS and FTD program	$8,240	$8,346	$(106)
HD programs	5,178	19,782	(14,604)
DMD programs	1,613	692	921
AATD program	2,133	166	1,967
PRISM and other research and development expenses (1)	67,614	67,128	486
Total research and development expenses	$84,778	$96,114	$(11,336)

(1)
Includes expenses related to discovery and development programs, identification of potential drug discovery candidates, compensation, internal manufacturing, equipment repairs and maintenance, facilities and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $84.8 million for the nine months ended September 30, 2022, compared to $96.1 million for the nine months ended September 30, 2021. The decrease of $11.3 million was due to the following:

•
a decrease of $0.1 million in external expenses related to our ALS and FTD program, WVE-004 (PN-modified silencing oligonucleotide);
•
a decrease of $14.6 million in external expenses related to our HD programs, driven by decreased external expenses related to our discontinued WVE-120101 and WVE-120102 programs, partially offset by continuing external expenses for our WVE-003 (PN-modified silencing oligonucleotide) program;
•
an increase of $0.9 million in external expenses related to our DMD programs, including WVE-N531 (PN-modified splicing oligonucleotide);
•
an increase of $2.0 million in external expenses related to our AATD program, WVE-006 (PN-modified RNA editing oligonucleotide); and
•
an increase of $0.5 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, including PRISM and the identification of potential drug discovery candidates, primarily due to increases in compensation-related expenses, including the share-based compensation expense related to the achievement of a performance-based RSU milestone, partially offset by decreased external research and development expenses.

General and Administrative Expenses

General and administrative expenses were $36.8 million for the nine months ended September 30, 2022, as compared to approximately $34.0 million for the nine months ended September 30, 2021. The increase of $2.8 million was primarily due to increases in compensation-related expenses, including the share-based compensation expense related to the achievement of a performance-based RSU milestone.

Other Income (Expense), Net

Other income, net for the nine months ended September 30, 2022 was $1.0 million and consisted primarily of dividend income, as well as estimated refundable tax credits. Other income, net for the nine months ended September 30, 2021 was $3.4 million and primarily related to estimated refundable tax credits. The decrease year-over-year was driven by the decrease in estimated refundable tax credits, partially offset by the increase in dividend income.

Income Tax Provision

During the nine months ended September 30, 2022 and 2021, we recorded no income tax provision. We maintained a full valuation allowance for the nine months ended September 30, 2022 and 2021 in all jurisdictions due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net losses. To date, we have primarily funded our operations through public and other registered offerings of our ordinary shares, collaborations with third parties and private placements of debt and equity securities. Through September 30, 2022, we have received an aggregate of approximately $1,021.2 million in net proceeds from these transactions, consisting of $630.9 million in net proceeds from public and other registered offerings of our ordinary shares, $301.0 million from our collaborations and $89.3 million in net proceeds from private placements of our debt and equity securities.

As of September 30, 2022, we had cash, cash equivalents and short-term investments totaling $122.0 million, restricted cash of $3.7 million for our leased premises in Cambridge, Massachusetts and Lexington, Massachusetts, and an accumulated deficit of $923.6 million. Our operating lease commitments as of September 30, 2022 total approximately $48.8 million, of which $1.8 million is related to payments in 2022 and $47.0 million is related to payments beyond 2022.

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

Until we can generate significant revenue from product sales, if ever, we expect to continue to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. In May 2019, we filed a shelf registration statement on Form S-3ASR with the SEC pursuant to which we registered for sale an indeterminate amount of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. Our shelf registration statement on Form S-3ASR also included a prospectus covering up to an aggregate of $250.0 million in ordinary shares that we may issue and sell from time to time, through Jefferies LLC (“Jefferies”) acting as our sales agent, pursuant to the open market sales agreement that we entered into with Jefferies in May 2019, as amended in March 2020 and March 2022 (the “Sales Agreement”), for our “at-the-market” equity program. Since we no longer qualified as a “well-known seasoned issuer” at the time of the filing of our Annual Report on Form 10-K for the year ended December 31, 2019, we previously amended the shelf registration statement to register for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including the $250.0 million in ordinary shares that we may issue and sell from time to time pursuant to our “at-the-market” equity program. This registration statement, which we refer to as the “2019 Form S-3,” remained effective until our 2022 Form S-3 (as defined below) was declared effective on May 4, 2022, after which time we may no longer offer or sell any securities under the 2019 Form S-3. During the nine months ended September 30, 2022, the Company sold 458,092 ordinary shares under its at-the-market equity program for aggregate net proceeds of $1.2 million.

On March 3, 2022, we filed a new universal shelf registration on Form S-3 with the SEC, which was declared effective by the SEC on May 4, 2022, pursuant to which we registered for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the “2022 Form S-3.” The 2022 Form S-3 includes a prospectus covering up to approximately $132.0 million in ordinary shares that had not yet been issued or sold under our Sales Agreement with Jefferies. As of November 9, 2022, we have $430.0 million in securities available for issuance under the 2022 Form S-3, including approximately $132.0 million in ordinary shares available for issuance under our at-the-market equity program.

Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our cash flow activity:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(94,341)	$(81,960)
Net cash used in investing activities	(26,095)	(545)
Net cash provided by financing activities	67,133	22,035
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(304)	(131)
Net decrease in cash, cash equivalents and restricted cash	$(53,607)	$(60,601)

Operating Activities

During the nine months ended September 30, 2022, operating activities used $94.3 million of cash, primarily due to our net loss of $118.1 million, partially offset by non-cash charges of $21.9 million which mainly consisted of share-based compensation expense and depreciation expense.

During the nine months ended September 30, 2021, operating activities used $82.0 million of cash, primarily due to our net loss of $87.5 million.

Investing Activities

During the nine months ended September 30, 2022, investing activities used $26.1 million of cash, $75.0 million related to purchases of short-term investments, $50.0 million of which subsequently matured, and $1.1 million related to purchases and sales of property and equipment.

During the nine months ended September 30, 2021, investing activities used $0.5 million of cash, related to purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $67.1 million, which was primarily due to the net proceeds from the underwritten offering we completed in June 2022 (the “June 2022 Offering”), which was comprised of sales of ordinary shares and Pre-Funded Warrants.

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
•
respond to the impacts of the COVID-19 global pandemic, the conflict involving Russia and Ukraine, global economic uncertainty, rising inflation, rising interest rates or market disruptions on our business; and
•
establish and build capabilities to market, distribute and sell our product candidates.

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
•
the impacts of the COVID-19 global pandemic, the conflict involving Russia and Ukraine, global economic uncertainty, rising inflation, rising interest rates or market disruptions on our business;
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

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. Our cash and cash equivalents are comprised of funds held in checking accounts and money market accounts. Our short-term investments are comprised of term deposits which have fixed interest rates.

Foreign Currency Exchange Rate Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. For the three and nine months ended September 30, 2022 and 2021, changes in foreign currency exchange rates did not have a material impact on our business, financial condition, results of operations or cash flows.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition, results of operations or cash flows for the three and nine months ended September 30, 2022 and 2021. If the global inflationary trends continue, we expect appreciable increases in clinical trial, labor, and other operating costs.

Capital Market Risk

We currently have no product revenues and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our share price, including impacts of the COVID-19 pandemic and global economic uncertainty on the capital markets.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” that appear in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2022, as amended (the “2021 Annual Report on Form 10-K”) and in Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2022, which was filed with the SEC on August 11, 2022 (the “June 30 Quarterly Report on Form 10-Q”). There have been no material changes from the risk factors previously disclosed in the 2021 Annual Report on Form 10-K and in the June 30 Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2022.

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

On November 8, 2022, the Company entered into an employment agreement (the “Employment Agreement”) with Chris Francis, Ph.D., pursuant to which he serves as our Senior Vice President, Corporate Development, Head of Emerging Areas. Under the terms of the Employment Agreement, Dr. Francis’s annual base salary is $407,800, and the Compensation Committee established his annual target bonus percentage at 45% of his annual base salary, with the actual amount to be paid determined based on the achievement of annual performance milestones defined by our Board in its sole discretion. Pursuant to the Employment Agreement, if we terminate Dr. Francis’s employment without cause or if he terminates his employment for good reason, Dr. Francis will be entitled to receive continued payment of his then-current annual base salary for 12 months following termination; continued payment of health insurance premiums at the Company’s then normal rate of contribution until the earlier of 12 months following termination or until he commences new employment; and the payment of a separation bonus equal to his then annual target bonus opportunity prorated through the termination date. In addition, if a change of control occurs and within one year following the change of control Dr. Francis is terminated without cause or if Dr. Francis terminates his employment for good reason, he will be entitled to receive a lump sum cash payment equal to 12 months of his then-current annual base salary; continued payment of health insurance premiums at the Company’s then normal rate of contribution until the earlier of 12 months following termination or until he commences new employment; and the payment of a separation bonus equal to his then annual target bonus opportunity. Pursuant to applicable equity agreements with Dr. Francis, all unvested shares underlying outstanding options and RSUs will become fully vested upon his termination without cause or for good reason within 12 months following a change of control. Receipt of the severance and change of control benefits described above are subject to execution of a release of claims against the Company and compliance with certain restrictive covenants following the termination of his employment.

A copy of the Employment Agreement will be filed as an exhibit to our Annual Report on Form 10-K for the year ending December 31, 2022. The foregoing description of the terms of the Employment Agreement is qualified in its entirety by reference to the full text of such exhibit.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.1+	Non-Employee Director Compensation Policy, effective as of August 15, 2022	X

10.2+	Wave Life Sciences Ltd. 2021 Equity Incentive Plan, as amended		Form 8-K (Exhibit 10.1)	08/15/2022	001-37627

10.3	Second Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and CPI/King 733 Concord Owner, LLC, dated as of August 8, 2022		Form 10-Q (Exhibit 10.1)	08/11/2022	001-37627

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer	X

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its Inline XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

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

WAVE LIFE SCIENCES LTD.

Date: November 10, 2022	By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Kyle Moran
Kyle Moran
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)