Form 10-K
period 2022-12-31
Wave Life Sciences Ltd.
filed 2023-03-23
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-37627

WAVE LIFE SCIENCES LTD.

(Exact name of registrant as specified in its charter)

Singapore	98-1356880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Straits View #12-00, Marina One East Tower Singapore	018936
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: +65 6236 3388

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
$0 Par Value Ordinary Shares	WVE	The Nasdaq Global Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the ordinary shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022) was $205,332,422.

The number of outstanding ordinary shares of the registrant as of March 10, 2023 was 98,104,844.

DOCUMENTS INCORPORATED BY REFERENCE

If the Registrant’s Definitive Proxy Statement relating to the 2023 Annual General Meeting of Shareholders (the “Proxy Statement”) is filed with the Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, then portions of the Proxy Statement will be incorporated by reference into Part III of this Annual Report on Form 10-K. If the Proxy Statement is not filed within such 120-day period, then the Registrant will file an amendment to this Annual Report within such 120-day period that will contain the information required to be included or incorporated by reference into Part III of this Annual Report.

WAVE LIFE SCIENCES LTD.

ANNUAL REPORT ON FORM 10-K

ii

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events or to our future operations or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. Forward-looking statements include statements, other than statements of historical fact, about, among other things: our ability to fund our future operations; our financial position, revenues, costs, expenses, uses of cash and capital requirements; our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements; the success, progress, number, scope, cost, duration, timing or results of our research and development activities, preclinical studies and clinical trials, including the timing for initiation or completion of or availability of results from any preclinical studies and clinical trials or for submission, review or approval of any regulatory filing; the timing of, and our ability to, obtain and maintain regulatory approvals for any of our product candidates; the potential benefits that may be derived from any of our product candidates; our strategies, prospects, plans, goals, expectations, forecasts or objectives; the success of our collaborations with third parties; any payment that our collaboration partners may make to us; our ability to identify and develop new product candidates; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy; our ability to develop sales and marketing capabilities; our estimates regarding future expenses and needs for additional financing; our ability to identify, recruit and retain key personnel; our financial performance; developments and projections relating to our competitors in the industry; our liquidity and working capital requirements; the expected impact of new accounting standards; and our expectations regarding the impact of the coronavirus (“COVID-19”), and variants thereof, on our business, including our research and development activities, preclinical studies and clinical trials, supply of drug product, and our workforce.

Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ. These risks, uncertainties and other factors include, among other things, the ability of our preclinical studies to produce data sufficient to support the filing of global clinical trial applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results and timing of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our effectiveness in managing current and future clinical trials and regulatory processes; the success of our platform in identifying viable candidates; the continued development and acceptance of nucleic acid therapeutics as a class of drugs; our ability to demonstrate the therapeutic benefits of our stereopure candidates in clinical trials, including our ability to develop candidates across multiple therapeutic modalities; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to fund our operations and to raise additional capital as needed; competition from others developing therapies for similar uses; the severity and duration of the COVID-19 pandemic; the COVID-19 pandemic, and variants thereof, may negatively impact the conduct of, and the timing of enrollment, completion and reporting with respect to, our clinical trials; any other impacts on our business as a result of or related to the COVID-19 pandemic; any impacts on our business of the conflict involving Russia and Ukraine, global economic uncertainty, rising inflation, rising interest rates or market disruptions on our business; and our critical accounting policies, as well as other risks and uncertainties under the “Risk Factors” section of this Annual Report on Form 10-K and in other filings we make with the Securities and Exchange Commission (“SEC”).

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
•
We, or third parties upon whom we depend, may face risks related to health epidemics, including the COVID-19 pandemic and variants thereof, which may delay our ability to complete our ongoing clinical trials, initiate additional clinical trials, delay regulatory activities and have other adverse effects on our business and operations.
•
The approach we are taking to discover and develop oligonucleotides is novel and may never lead to marketable products.
•
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
•
The public market may not be liquid enough for our shareholders to sell their ordinary shares quickly or at market price, or at all.
•
The market price of our ordinary shares is likely to be highly volatile, and our shareholders may lose some or all of their investment.

PART I

Item 1. Business

Overview

We are a clinical-stage genetic medicines company committed to delivering life-changing treatments for people battling devastating diseases. Using PRISM, our proprietary discovery and drug development platform that enables the precise design, optimization, and production of novel stereopure oligonucleotides, we are working to develop first-or best-in-class medicines that target the transcriptome (the full set of ribonucleic acid, or “RNA,” molecules produced from the human genome) to treat genetically defined diseases with a high degree of unmet need.

Our RNA-targeting oligonucleotides are designed to correct disease-causing mutations, modulate protein activity, restore the production of functional proteins or reduce the expression of disease-promoting RNAs or proteins. Data from our ongoing clinical and preclinical studies has demonstrated significant improvements in potency, durability, and distribution for our oligonucleotides designed through PRISM, compared with competitor chemistries. These data support our platform as best-in-class for designing and optimizing RNA-targeting medicines.

Since our inception, we have seen the value of developing RNA-targeting medicines compared to other nucleic acid therapeutics, including gene therapy and DNA editing. By intervening at the RNA level, we have the potential to address diseases that have historically been difficult to treat with small molecules or biologics, while retaining the ability to titrate dose, modulate duration of effect, and avoid risk of permanent off-target genetic changes and other challenges associated with DNA editing or gene therapy approaches. Oligonucleotides have additional advantages as a therapeutic class, including the ability to access multiple tissue types and the ability to modulate the frequency of dosing to ensure broad distribution within tissues over time. Oligonucleotides also have well-established manufacturing processes and validated test methods based on decades of improvements, as well as established regulatory, access, and reimbursement pathways.

Our approach is based on the scientific insight that the biological machinery necessary to address genetic diseases already exists in human cells and can be harnessed for therapeutic purposes with the right tools. We have built a versatile platform comprised of multiple therapeutic modalities, which provides flexibility to design built-for-purpose molecules that optimally address disease biology. These modalities are RNA base editing, splicing, and silencing, including both RNA interference (“RNAi”) and antisense, all of which incorporate proprietary and novel chemistries to optimize the pharmacological properties of our therapeutic oligonucleotides.

We have a robust and diverse pipeline of potential first-or best-in-class programs. Our lead programs are designed to treat genetic diseases, including those in muscle, including Duchenne muscular dystrophy (“DMD”); liver, including alpha-1 antitrypsin deficiency (“AATD”); and the central nervous system (“CNS”), including Huntington’s disease (“HD”), amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”). These programs include:

-
WVE-N531 (splicing), our exon 53 molecule for the treatment of DMD;
-
WVE-006 (editing), our SERPINA1 molecule for the treatment of AATD;
-
WVE-003 (silencing), our mHTT SNP3 molecule for the treatment of HD; and
-
WVE-004 (silencing), our C9orf72 molecule for the treatment of C9orf72-associated ALS and FTD.

Over the last several years, we have built a leading RNA base editing capability. Our A-to-I RNA base editing oligonucleotides (“AIMers”) enable access to areas of disease biology that are not viable for other therapeutic modalities. Our editing capability affords us the dexterity to address both rare diseases, as well as diseases impacting large patient populations.

AIMers are designed to target single bases on an RNA transcript and recruit proteins that exist in the body, called ADAR (adenosine deaminases acting on RNA) enzymes, which naturally possess the ability to change an adenine (A) to an inosine (I), which cells read as guanine (G). This approach enables both the correction of G-to-A point mutations, as well as the modulation of RNA to upregulate protein expression, modify protein-protein interactions, or alter RNA folding and processing. AIMers enable simplified delivery and avoid the risk of permanent changes to the genome and irreversible off-target effects with DNA-targeting approaches. AIMers are short in length, fully chemically modified, and use novel chemistry, including proprietary PN backbone modifications and chiral control, which make them distinct from other ADAR-mediated editing approaches.

Our PRISM platform was built on the recognition that a significant opportunity exists to tune the pharmacological properties of oligonucleotide therapeutics by leveraging three key features of these molecules: sequence, chemistry, and stereochemistry. Our unique ability to control stereochemistry provides the resolution necessary to optimize pharmacological profiles and develop and manufacture stereopure oligonucleotides. Stereopure oligonucleotides are comprised of molecules with atoms precisely and purposefully arranged in three-dimensional orientations at each linkage. These differ from the mixture-based oligonucleotides currently on the market or in development by others. Additionally, to mitigate pharmacological risks and potential manufacturing challenges, our approach focuses on designing short, chemically modified oligonucleotides without the need for complex delivery vehicles. We have also established and continue to enhance our internal cGMP (current good manufacturing practices) manufacturing capabilities to increase control and visibility of our drug substance supply chain, while continuing to innovate oligonucleotide manufacturing.

PRISM also incorporates our novel, proprietary PN backbone chemistry modifications, which have been shown preclinically and clinically to increase potency, distribution, and durability of effect across our various modalities. PN chemistry is incorporated in all of our current clinical, preclinical and discovery-stage programs.

In December 2022, we announced a strategic collaboration with GSK to advance transformative oligonucleotide therapeutics, including WVE-006. The collaboration combines GSK’s unique insights in human genetics, as well as its global development and commercial capabilities, with our PRISM platform and oligonucleotide expertise. The collaboration will enable us to continue building a pipeline of first-in-class oligonucleotide-based therapeutics and unlock new areas of disease biology, as well as realize the full value of WVE-006 as a potential best-in-class treatment for AATD that has the potential to simultaneously address both liver and lung manifestations of the disease.

The GSK collaboration has three components:

1)
A discovery collaboration which enables us to advance up to three programs leveraging targets informed by GSK’s novel insights;
2)
A discovery collaboration which enables GSK to advance up to eight programs leveraging PRISM and our oligonucleotide expertise and discovery capabilities; and
3)
An exclusive global license for GSK to WVE-006, our preclinical program for AATD that uses our proprietary AIMer technology. Wave will maintain development responsibilities for WVE-006 through completion of the first clinical study, at which point development and commercial responsibilities will transition to GSK.

Our Current Programs

Program	Discovery	Preclinical	Clinical	Rights	Patient Population (US & Europe)
SPLICING					
WVE-N531 Exon 53 (DMD)			Phase 1/2	100% global	2.3K
Other exons (DMD)				100% global	Up to 18K
RNA EDITING					
WVE-006 SERPINA1 (AATD)				GSK exclusive global license	200K
Multiple				100% global	-
SILENCING: ANTISENSE					
WVE-003 mHTT (HD)			Phase 1/2	Takeda 50:50 Option	25K Manifest (SNP3) 60K Pre-Manifest (SNP3)
WVE-004 C9orf72 (ALS and FTD)			Phase 1/2	Takeda 50:50 Option	4K (C9-ALS) 26K (C9-FTD)
SCA3 (ATXN3)				Takeda 50:50 Option	8K
SILENCING: RNAi					
Multiple				100% global	-

Through GSK collaboration, Wave can advance up to 3 programs and GSK can advance up to 8 collaboration programs

AATD: Alpha -1 antitrypsin deficiency; DMD: Duchenne muscular dystrophy; HD: Huntington's disease; ALS: Amyotrophic lateral sclerosis; FTD: Frontotemporal dementia; SCA3: Spinocerebellar ataxia 3

Additional details regarding our lead therapeutic programs are set forth below.

Duchenne muscular dystrophy (“DMD”)

In DMD, we are advancing WVE-N531, which is designed to skip exon 53 within the dystrophin gene – a therapeutic approach that would address approximately 8-10% of DMD cases. WVE-N531 is designed to cause the cellular splicing machinery to skip over this exon during pre-mRNA processing, which restores the dystrophin mRNA reading frame and enables production of truncated, but functional, dystrophin protein. Exon skipping produces dystrophin from the endogenous dystrophin gene (not micro or mini dystrophin expressed from a vector), under the control of native gene-regulatory elements, resulting in normal expression. WVE-N531 is both our first splicing candidate and our first systemically administered candidate incorporating PN chemistry to be assessed in the clinic.

In December 2022 (data cut-off: December 6, 2022), we announced a positive update from Part A of the Phase 1b/2a proof-of-concept study of WVE-N531 in three boys with DMD amenable to exon 53 skipping. High muscle concentrations of WVE-N531 and exon skipping were observed six weeks after initiating biweekly multi-dosing at 10 mg/kg, achieving proof-of-concept in the study. WVE-N531 also appeared safe and well-tolerated.

To evaluate dystrophin protein restoration, we are initiating the Phase 2 portion of the WVE-N531 open-label study (“Part B”), and plan to enroll up to ten boys. Boys will be dosed at 10 mg/kg biweekly, and we plan to assess dystrophin protein after 24 and 48 weeks of dosing. The primary endpoint will be dystrophin protein levels, and the study will also evaluate pharmacokinetics, functional endpoints and safety and tolerability. We expect to initiate dosing in 2023 and to deliver data in 2024. Based on results from this study, we would consider advancing a broader DMD pipeline with PN-modified splicing oligonucleotides for skipping other exons, with the goal of providing new treatment options for a larger population of boys with DMD.

Alpha-1 antitrypsin deficiency (“AATD”)

Our AATD program is the first to leverage our novel RNA editing capability and uses clinically proven N-acetylgalactosamine (“GalNAc”)-conjugated AIMers with subcutaneous dosing. By correcting the single RNA base mutation that causes a majority of AATD cases with the Pi*ZZ phenotype (approximately 200,000 in the U.S. and Europe), RNA editing may provide an ideal approach for increasing circulating levels of wild-type AAT protein and reducing mutant protein aggregation in the liver, thus simultaneously addressing both the lung and liver manifestations of the disease.

In the third quarter of 2022, we announced WVE-006 as our development candidate for AATD. WVE-006 is first-in-class in AATD and is the most advanced program currently in development using an oligonucleotide to harness an endogenous enzyme for RNA editing. WVE-006 is currently in IND-enabling studies, and we expect to submit clinical trial applications (CTAs) in the second half of 2023. Additionally, under the GSK collaboration, GSK received the exclusive global license for WVE-006, with clinical development and commercial responsibilities transitioning to GSK after we complete the first clinical trial. Under the terms of the collaboration, we are eligible to receive up to $525 million in development, launch and sales-related milestones, as well as double-digit tiered royalties as a percentage of net sales up to the high teens, for WVE-006.

Preclinical data show that treatment with WVE-006 resulted in approximately 50% RNA editing of SERPINA1 transcript and approximately 7-fold greater AAT protein levels (well above the predicted protective threshold of 11uM) at 13 weeks in an established AATD mouse model (NSG-PiZ). WVE-006 also led to restoration of approximately 50% wild-type M-AAT protein in serum and a 3-fold increase in neutrophil elastase inhibition activity, indicating that the restored M-AAT protein was functional. Wave’s AATD AIMers are highly specific to SERPINA1 RNA in vitro and in vivo based on transcriptome-wide analyses.

If we are successful in the clinic with WVE-006, we will both validate our clinical approach to AATD, as well as validate the feasibility of RNA editing in humans.

Huntington’s disease (“HD”)

In HD, we are currently advancing WVE-003, a stereopure antisense oligonucleotide designed to selectively target an undisclosed single nucleotide polymorphism (“SNP”), “mHTT SNP3”, associated with the disease-causing mutant huntingtin (“mHTT”) mRNA transcript within the Huntingtin (“HTT”) gene. Approximately 40% of the HD population carries SNP3 according to published literature (Carroll et al., Molecular Therapy, 2011).

WVE-003 incorporates our novel PN chemistry, as well as learnings from our first-generation HD programs. Targeting mRNA with SNP3 allows us to lower expression of transcript from the mutant allele, while leaving the healthy transcript relatively intact, thereby preserving wild-type (healthy) huntingtin (“wtHTT”) protein, which is important for neuronal function. Our allele-selective approach may also enable us to address the pre-manifest, or asymptomatic, HD patient population in the future. In preclinical studies, WVE-003 showed dose-dependent and selective reduction of mHTT mRNA in vitro, as well as potent and durable knockdown of mHTT mRNA and protein in vivo in mouse models.

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

In September 2022 (data cut-off: August 29, 2022), we announced a positive update from SELECT-HD driven by the observation of reductions in mHTT protein in cerebrospinal fluid (“CSF”) after study participants received either a single 30 or 60 mg dose of WVE-003. Additionally, wtHTT protein levels appeared consistent with allele-selectivity. Single doses (30 mg, 60 mg, and 90 mg) of WVE-003 appeared generally safe and well-tolerated. Based on the SELECT-HD data, we have adapted the trial to expand the single dose cohorts, and we expect to share additional single-dose biomarker and safety data in the first half of 2023.

C9orf72-associated amyotrophic lateral sclerosis and frontotemporal dementia (C9-ALS/FTD)

In ALS and FTD, we are advancing WVE-004, which uses our novel PN chemistry and preferentially targets the transcripts containing the hexanucleotide G4C2 expansion in the C9orf72 gene. Approximately 2,000 ALS patients and 10,000 FTD patients in the U.S. have this mutation in C9orf72. In C9 BAC transgenic mice, WVE-004 led to substantial reductions in repeat-containing C9orf72 transcripts and dipeptide repeat (“DPR”) proteins that are sustained for at least six months, without disrupting total C9orf72 protein expression.

The FOCUS-C9 trial is a global, multicenter, randomized, double-blind, placebo-controlled Phase 1b/2a clinical trial to assess the safety and tolerability of intrathecal doses of WVE-004 for patients with C9-ALS and/or C9-FTD. Additional objectives include measurement of poly(GP) proteins in the CSF, plasma and CSF pharmacokinetics, and exploratory biomarker and clinical endpoints. The FOCUS-C9 trial is designed to be adaptive with dose level and dosing frequency being guided by an independent committee.

In April 2022 (data cut-off: March 24, 2022), we announced a positive update from FOCUS-C9 driven by the observation of potent and durable reductions of poly(GP) dipeptide repeat proteins in CSF, a C9-ALS/C9-FTD disease biomarker that, when reduced in CSF, indicates WVE-004’s engagement of target in the brain and spinal cord. Based on the poly(GP) reduction data, the observation period for single dose cohorts was extended and additional patients were enrolled into the trial to further characterize the depth of knockdown, durability and longer-term safety profile. Additionally, we have initiated multi-dosing cohorts, starting at 10 mg monthly and moving through 10 mg quarterly based on the potency and durability of pharmacodynamic effects. Additional single and multidose data are expected in the first half of 2023. Additionally, an open-label extension trial for FOCUS-C9 participants was initiated in the fourth quarter of 2022 and is ongoing.

Discovery Pipeline:

We are working to pursue new targets across multiple disease areas, given preclinical data indicating our oligonucleotides can distribute to various tissues and cells without complex delivery vehicles. We are also focusing on targets that have been genetically validated and offer biomarkers for target engagement to enable early proof-of-concept in the clinic. We expect this research to result in multiple new programs with first-in-class potential being added to our pipeline over the next several years.

Our Strategy

We are building a fully integrated genetic medicines company by leveraging PRISM to design, develop and commercialize optimized disease-modifying medicines for indications with a high degree of unmet medical need. We have a robust and diverse pipeline of PN-modified, stereopure oligonucleotides, including programs using our editing, splicing, and silencing modalities. Our lead clinical programs are focused in, and aim to address, muscle diseases (DMD - splicing), hepatic diseases (AATD – RNA editing), and CNS diseases (HD, ALS and FTD - silencing). In addition to driving clinical and preclinical programs, we are continuously investing in PRISM to fully unlock the potential of our unique and expanding platform capabilities. Additionally, we are conducting discovery research on multiple targets where we have the potential to deliver first-in-class therapeutics, starting with RNA editing.

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
•
Rapidly advance and sustainably grow our differentiated portfolio. We are committed to transforming the care of devastating diseases where patients have limited treatment options. Our current and future portfolio is focused on novel therapeutic approaches that optimally address disease biology and which offer biomarkers for target engagement to enable early proof-of-concept. We are currently advancing three clinical-stage candidates: WVE-N531, WVE-003 and WVE-004, which were all designed with novel PN backbone chemistry modifications developed from our PRISM platform. Additionally, we expect to file clinical trial applications (CTAs) for WVE-006 in 2023. We are also conducting our own discovery-stage research on novel therapeutic approaches, and additionally will have the opportunity through our GSK collaboration to advance programs leveraging GSK’s novel genetic and genomics insights. We expect these activities will add multiple first-in-class therapeutics to our pipeline over the next several years.
•
Expand our pipeline of high-value programs, starting with GalNAc-conjugated RNA editing. In 2022, we made meaningful progress in advancing our RNA base editing modality, (“AIMers”), including unlocking new applications beyond correction, such as upregulation. We also continued to optimize our RNAi capability for silencing and anticipate increasing our activities in RNAi. With these therapeutic modalities, we are positioned to develop first-in-class therapeutics, starting with hepatic indications that leverage GalNAc-conjugated delivery.
•
Leverage manufacturing leadership in oligonucleotides. We have built a hybrid internal / external manufacturing model that gives us the capability to produce stereopure oligonucleotides at scales from one micromole to potential commercial scale. Through our internal manufacturing, based in our Lexington, Massachusetts facility, we have the capacity to support multiple discovery, preclinical, and early clinical-stage programs and have the established expertise to efficiently conduct manufacturing runs for oligonucleotides across a spectrum of modalities. We believe that leveraging our internal manufacturing capabilities along with expertise from contract manufacturing organizations (“CMOs”) facilitates our growth and enhances our ability to secure drug substance for current and future development activities.

Oligonucleotides

Nucleic acid therapeutics, including oligonucleotides, are an innovative class of drugs that can modulate the function of target RNAs to ultimately affect the production of disease-associated proteins or prevent the accumulation of pathogenic RNA species, which are emerging as important factors in human disease. Oligonucleotides can regulate protein and RNA via several different molecular mechanisms. These mechanisms can be broadly categorized as RNA base editing; splicing, those that involve binding to the target RNA and modulating its function by promoting exon skipping; and silencing, those that promote degradation of the target RNA, including antisense and RNAi.

The unique capability of oligonucleotides to address a wide range of genomic targets that impact multiple therapeutic areas creates potentially significant market opportunities for us to develop molecules to treat a broad spectrum of human diseases, including diseases where no medicines currently exist or for which existing treatments are not optimal.

The investigational oligonucleotides we are currently developing employ the following molecular mechanisms:

•
RNA base editing, which involves an oligonucleotide that uses endogenous ADAR (adenosine deaminases acting on RNA) enzymes to edit adenosines in target RNAs. This technology can be used to correct missense and nonsense mutations to restore protein activity. It can also be used to modulate protein activity, for example correcting a disease-causing mutation, altering a post-translational modification site, a protease cleavage site, or a protein-protein interaction interface. Other applications of this technology include the ability to target regulatory elements in RNA that impact its stability or function, for example, AUGs in the 5’-UTR for translational upregulation or AG splice acceptor sites to modify exon splicing.
•
Splicing / exon skipping, which is the processing of a nascent pre-mRNA transcript into messenger RNA (“mRNA”) by removing introns and joining exons together. Exon skipping uses an oligonucleotide designed to bind to a particular sequence within a target pre-mRNA and direct the cellular machinery to delete, or splice out, certain specific regions of that RNA. Often, the underlying mutation leads to non-productive mRNA, yielding no functional protein. Use of the exon-skipping modality permits the cellular machinery to bypass and assemble a partially functional protein, thereby mitigating or alleviating the disease that would otherwise result.
•
RNA interference (RNAi) (silencing), which uses double-stranded RNA to engage RNAi machinery known as the RNA-induced silencing complex (“RISC”) and to silence a target RNA that is either pathogenic itself or encodes a disease-associated protein, thereby preventing the accumulation of the pathogenic species (RNA or protein).
•
Antisense (silencing), which uses an oligonucleotide designed to bind to a specific sequence in a target RNA strand that encodes a disease-associated protein or pathogenic RNA. The resulting two-stranded molecule (“duplex”) is then recognized by a cellular enzyme called RNase H, which cleaves, or cuts, the target RNA in the duplex, thereby preventing the disease-associated protein from being made.

Stereochemistry of Oligonucleotide Backbone Modifications Impacts Pharmacology

Oligonucleotides are comprised of a sequence of nucleotides—the building blocks of RNA and DNA—that are linked together by a backbone of chemical bonds. In nucleic acid molecules that have not been modified for therapeutic use, the nucleotides are linked by phosphodiester (“PO”) bonds. Such unmodified nucleic acid molecules are unsuitable for use as therapeutics because they are rapidly degraded, rapidly cleared by the kidneys and taken up poorly by targeted cells.

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

Prior to the development of our technology, it was not possible to create stereopure oligonucleotides – molecules where the configuration of each chiral backbone linkage is precisely controlled during chemical synthesis. Moreover, because of the sheer number of stereoisomers present in a mixture, it would be impractical, if not impossible, to physically isolate the most therapeutically optimal stereoisomer from within a mixture. For these reasons, all chiral backbone-modified oligonucleotides currently on the market and in development by others are mixtures of many stereoisomers, which we believe are not optimized for stability, catalytic activity, efficacy or toxicity.

In small molecule therapeutics, U.S. regulators have long sought to eliminate the risks potentially posed by drug mixtures containing multiple stereoisomers. Since 1992, the FDA has recommended full molecular characterization of stereoisomers within small-molecule drug mixtures. Historically, it has not been possible to achieve such characterization for nucleic acid therapeutic drug mixtures, which can contain tens of thousands to millions of distinct pharmacological entities. Based on our published and ongoing clinical and preclinical studies, we believe that we can design and synthesize stereopure chemically modified oligonucleotides that demonstrate superior pharmacological properties compared with mixture-based oligonucleotides. We believe that PRISM has the potential to set a new industry standard for the molecular characterization of complex nucleic acid therapeutic drug mixtures.

We continue to develop new types of backbone modifications, other than PS and PN modifications, that can be chirally controlled with our technology.

PRISM: Our proprietary discovery and drug development platform

Through PRISM, our proprietary discovery and drug development platform, we have discovered and expect to continuously elaborate on the relationships between the chemical makeup of an oligonucleotide, including the three-dimensional orientation or arrangement of its atoms, and its pharmacology (i.e., stability of the drug, activity against the target, specificity for the target and safety of the molecule). For example, we realized the impact of our novel PN backbone chemistry in vivo in preclinical studies when we evaluated its impact in the context of an otherwise stereopure backbone (Kandasamy et al., 2022; doi: 10.1093/nar/gkac037, Kandasamy et al., 2022; doi: 10.1093/nar/gkac018). In addition, we have defined relationships between various 2’-sugar modifications to the nucleotide (such as methoxy, methoxyethyl, fluoro), and the chemistry and stereochemistry of the backbone that enhances oligonucleotide pharmacology, providing a potentially enhanced therapeutic profile.

Our rational process for designing stereopure oligonucleotides, which is based on the interplay among oligonucleotide sequence, chemistry and backbone stereochemistry, allows us to selectively optimize for the therapeutic modality in order to generate best-in-class oligonucleotides. With PRISM, we leverage the diversity created by backbone stereochemistry to expand the parameters that we explore to optimize oligonucleotides. Moreover, through continued exploration of these interactions using iterative analysis of in vitro and in vivo outcomes and machine learning-driven predictive modeling, we also continue to refine our design principles that we deploy across subsequent programs. We are using these ongoing discoveries to guide our drug development activities, which we believe will lead to medicines that are more specific, can be dosed at lower concentrations, less frequently, or some combination of these characteristics as well as with improved therapeutic profiles.

Advantages of Our Approach

We believe that PRISM is a significant advancement in the development of oligonucleotides. The advantages of our approach include:

•
Ability to rationally design product candidates with optimized pharmacological properties. Our platform combines our unique ability to construct stereopure oligonucleotides with a deep understanding of how the interplay among oligonucleotide sequence, chemistry and backbone stereochemistry impacts key pharmacological properties. By exploring these interactions through iterative analysis of in vitro and in vivo outcomes and machine learning-driven predictive modeling, we continue to define design principles that we deploy across programs to rapidly develop and manufacture clinical candidates that meet pre-defined product profiles. PRISM has also enabled us to further innovate our chemistry, including the application of novel PN backbone chemistry modifications to our pipeline programs.
•
Broad applicability. PRISM is applicable to oligonucleotides acting via multiple therapeutic modalities, including RNA editing, splicing, and silencing (including RNAi and antisense). It is also compatible with a broad range of chemical modifications and targeting moieties.
•
Simplified delivery. We can take advantage of simplified delivery strategies, such as free-uptake or GalNAc conjugation, to reach endogenous enzymes. This approach avoids the need, and certain limitations, for complex delivery vehicles such as lipid nanoparticles (“LNPs”) or adeno-associated viruses (“AAV”).

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

We have subsequently published multiple additional manuscripts that provide evidence that stereopure oligonucleotides can be developed to have superior pharmacology to stereorandom oligonucleotides. These manuscripts are listed below:

-
Nature Biotechnology (Monian P, et. al., 2022; doi.org/10.1038/s41587-022-01225-1), which is discussed in more depth under “RNA Editing” below;
-
Nucleic Acids Research papers (Kandasamy et al., 2022; doi: 10.1093/nar/gkac037, Kandasamy et al., 2022; doi: 10.1093/nar/gkac018), which are discussed in more depth under “PRISM Therapeutic Modality Types” below;
-
Nature Communications paper (Liu Y, et al. Nature Communications. 2021; 12:847), which is discussed in more depth under “Therapeutic Programs – Amyotrophic Lateral Sclerosis and Frontotemporal Dementia” below; and
-
Translational Vision Science & Technology paper (Byrne M, et al. Trans Vis Sci Tech. 2021 ; 10(1) :23).

PN Backbone Chemistry Modifications

Our initial investigations into backbone chemistry and stereochemistry on oligonucleotide pharmacology focused on the widely used PO and PS backbones because they are amenable to all oligonucleotide modalities. In 2020, we announced the introduction of PN backbone chemistry modifications (“PN”) to our repertoire of backbone modifications, which involve replacing a non-bridging oxygen atom with a nitrogen-containing moiety, as shown below.

We have incorporated these PN modifications – specifically phosphoryl guanidine – into oligonucleotide compounds. As with PS modifications, PN modifications are chiral, and we have the capacity to control PN backbone stereochemistry. Unlike PS modifications, PN modifications are neutral, meaning that the negative charge of the oligonucleotide is reduced with every PN modification added to the backbone. In preclinical experiments, we have demonstrated that judicious use of PN backbone chemistry modifications in stereopure oligonucleotides have generally increased potency, tissue exposure and durability of effect across our editing, splicing and silencing modalities.

PRISM Therapeutic Modality Types

Using PRISM, we have designed and optimized diverse sets of stereopure oligonucleotides, which allows us to characterize and compare the behavior of various stereoisomers. With each new target, we gain insight into how the interplay between sequence, chemistry, including 2’-modifications, backbone chemistry, and stereochemistry impacts activity, and we build these learnings into our future programs.

In the next section, we describe different therapeutic modalities for which we have used PRISM to optimize stereopure oligonucleotides and develop built-for-purpose candidates to optimally address disease biology.

RNA base editing

We have applied our PRISM platform to the generation of short, single-stranded, highly specific A-to-I (G) RNA-base editing oligonucleotides – called “AIMers”. Because our AIMers are relatively short and stable (fully chemically modified), we can leverage clinically proven GalNAc-mediated delivery to hepatocytes to further increase tissue uptake with subcutaneous dosing. We are developing fully chemically modified AIMers with and without GalNAc conjugation. In preclinical studies, we have evaluated thousands of AIMers, assessing a variety of sugar and base modifications, backbone chemistry and stereochemistry, and other parameters such as AIMer length to produce insight into the relationship between an AIMer’s structure and its ability to elicit RNA editing activity.

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

In our Nature Biotechnology paper (Monian P, et. al., 2022; doi.org/10.1038/s41587-022-01225-1), we demonstrated efficient RNA editing in vitro with our AIMers across a variety of cell lines, including non-human primate and human primary hepatocytes, as shown in the figures below. We observed potent, dose-dependent RNA editing with three chemically distinct stereopure AIMers (ACTB 1, ACTB 2, ACTB 3) via GalNAc-mediated uptake.

We next evaluated these same ACTB-editing AIMers in vivo in non-human primates (“NHPs”), and the results are shown in the figures below. For this study, we dosed NHPs subcutaneously once a day for five days. We took liver biopsy samples at baseline at two days and 45 days after the last dose to evaluate editing. We detected up to 50% editing two days after the last dose as compared to a baseline of 0% editing, as shown in the figure below on the left. These editing results were durable: we continued to see significant editing 45 days after the last dose. The pharmacokinetic data, shown in the figure below in the center, confirmed that a significant amount of AIMer was still detectable in the liver at that time. To assess off-target editing for the whole transcriptome, a mutation-calling software was used to call edit sites. From this analysis, we observed nominal off-target editing across the transcriptome. Sites where potential off-target editing occurred mapped predominantly to non-coding regions of the transcriptome and had either low read coverage in the analysis or occurred at low percentages of less than 10%, indicating that these are relatively rare events, as shown in the figure below on the right.

We have demonstrated potent (up to 65%) and durable (out to at least four months) editing of UGP2 mRNA in vivo in multiple regions of the CNS following a single unconjugated AIMer dose in a mouse model with human ADAR, as shown in the figure below.

We have also observed productive editing beyond liver and CNS with unconjugated AIMers in multiple tissue types including the retina in mice (below top right), kidney, liver, lung and heart of NHPs (below bottom left), and human PBMCs in vitro (below bottom right).

We also observed potent, durable, and specific editing across multiple additional tissues following systemic administration of a single dose of an unconjugated UGP2 AIMer in mice. These additional tissues in mice include heart, kidney, lung, and spleen, as well as liver cells beyond hepatocytes.

The application of PRISM to RNA editing opens the door to therapeutic applications extending beyond precise correction of genetic mutations, including upregulation of expression, modification of protein function, or alteration of protein stability. To date, we have achieved in vivo proof-of-concept modulating protein-protein interactions and upregulating protein expression.

To exemplify our ability to modulate protein-protein interactions using ADAR, we evaluated the well characterized KEAP1/NRF2 system. Through direct protein-protein interactions, KEAP1 negatively regulates the activity of NRF2 as an inducer of antioxidant gene expression. As a proof-of-concept experiment, we investigated if we could mimic the cellular stress response by using ADAR to edit individual amino acids at the protein-protein interaction interface between NRF2 and KEAP1 in vivo in mice. If these edits work as designed, we would expect to see downstream upregulation of the NRF2-dependent gene expression program even in the absence of cellular stressors. As shown below, treatment with AIMers resulted in increased expression of known downstream NRF2-dependent genes involved in the antioxidant response. Control treatment did not increase expression of any of the NRF2-dependent genes, indicating that AIMer treatment did not lead to NRF2-dependent gene expression changes through non-specific mechanisms such as increased cellular stress.

To exemplify our ability to upregulate protein expression levels using ADAR, we evaluated AIMers designed to modify regulatory elements in RNA that mediate protein-RNA or RNA-RNA interactions. Specific structural or sequence motifs that mediate these intermolecular interactions impact RNA processing and stability. As a proof-of-concept experiment, we investigated whether modification of these regulatory elements could increase protein expression in the mouse liver. If these edits work as designed, we would expect to see upregulation of both mRNA and protein. As shown below, treatment of mice with GalNAc-AIMers resulted in editing of the target mRNA in liver, increased levels of the transcript in liver, and increased serum protein levels one week after dosing. These data demonstrate that AIMers designed to edit protein-RNA or RNA-RNA interaction motifs can be applied to increase protein expression.

Splicing

With PRISM, we have optimized stereopure oligonucleotides that promote efficient splicing in vitro, ex vivo, and in vivo to restore protein production. In our splicing programs, as with our other modalities, the sequence, chemistry and backbone stereochemistry of oligonucleotides impact their activity.

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

Moving in vivo, we demonstrated successful exon skipping in double knockout mice (“dKO”), which lack both utrophin and dystrophin and therefore develop a severe muscular dystrophy phenotype comparable to that observed in patients with DMD. In these mice, exon skipping correlated with dystrophin protein expression, and PN-modified oligonucleotides led to more exon skipping and dystrophin production in all muscles examined after six weeks of treatment (shown below, left). Exon skipping and dystrophin expression improvements correlated with improved serum biomarker profiles in the same mice (shown below, right). These results demonstrate the impact of the judicious placement of PN linkages – with no delivery vehicle or conjugate – which can significantly improve the pharmacological profiles for stereopure compounds.

PBS
PS/PO
PS/PO/PN
C57Bl10 (untreated)
Gastrocnemius (20-30% exon skipping)
Diaphragm (22-45% exon skipping)
Heart (7-11% exon skipping)
Percentage exon skipping
Gastrocnemius (5-15% dystrophin)
Diaphragm (12-20% dystrophin)
Heart (10% dystrophin)
Percentage dystrophin
Serum biomarkers
Creatine kinase
Serum creatine kinase (U/L)
Serum biomarkers
Myo-miRs
miR-1
miR-133a
miR-206
Fold increase (relative to C57BL10)

Data adapted from Figure 8, Kandasamy et al., 2022; doi: 10.1093/nar/gkac018 (Stats: One-way ANOVA: *P<0.05, **P<0.01, ***P<0.001, ****P<0.0001)

Silencing – RNAi and RNase H-mediated degradation

Using PRISM, we can produce stereopure PN-modified oligonucleotides that promote potent and specific RNA transcript silencing activity in preclinical experiments.

RNAi: We have applied our stereopure PS and PN modifications to the RNAi modality using double-stranded siRNAs and demonstrated potent and durable silencing in vivo in transgenic mice. We once again leverage GalNAc to enhance delivery to liver hepatocytes. The data, shown below, illustrate a GalNAc-siRNA, with controlled stereochemistry and PN backbone chemistry, that led to remarkably durable transcript silencing in mice three months after a single dose, compared with mice treated with a siRNA based on state-of-the-art designs, where expression levels had recovered to control levels (left). The data below (middle and right) also highlight that siRNAs developed with PRISM show improved activity profiles because they support more Ago2 loading than controls.

Additionally, in our first in vivo non-GalNAc siRNA study, we demonstrated that our unconjugated siRNA constructs led to 70-90% APP silencing across six brain regions in mouse CNS at 8 weeks, following a single intracerebroventricular (ICV) dose.

RNase H-mediated degradation (antisense): In our Nucleic Acids Research paper (Kandasamy et al., 2022; doi: 10.1093/nar/gkac018), we illustrated the impact of PN backbone chemistry modifications for an RNase-H mediated silencing modality. In addition to the data reported in the paper, we have performed screens for identifying RNase H-targeting sequences in iCell neurons in vitro using free uptake. This screen was initially performed with stereopure molecules with PS and PO backbone chemistry modifications, and the oligonucleotides are rank-ordered from left to right according to their potency. Next, we performed a head-to-head comparison with molecules that contained the same sequence and the same 2’-ribose chemistry, but with the addition of PN chemistry at select locations in the backbone. The introduction of a few PN linkages significantly increases the potency of the vast majority of the stereopure PS / PO molecules, with ~80% of them yielding at least 75% knockdown. These results, shown below, suggest we are able to target sequence space that would otherwise be inaccessible.

Moving in vivo, we have demonstrated potent silencing activity of multiple targets in the CNS of non-human primates with stereopure, PN-modified oligonucleotides. In the results shown below, non-human primates received a single 12 mg dose by intrathecal injection. This single dose led to substantial and widespread mRNA reduction in the CNS one month after administration.

Therapeutic Programs

Our clinical-stage therapeutic programs include a splicing program for protein restoration in muscle – WVE-N531 for DMD, and two silencing programs for indications in the CNS – WVE-003 for HD and WVE-004 for ALS / FTD. In 2022, we also selected a development candidate and initiated IND-enabling toxicology studies for our first RNA editing program, WVE-006, which leverages GalNAc-conjugated delivery for AATD.

See below for more information on these programs and the diseases we are targeting.

Duchenne Muscular Dystrophy

Background and Market Opportunity

DMD is a rare, genetic progressive neuromuscular disorder caused by mutations in the dystrophin gene on the X chromosome that affects approximately one in 5,000 newborn boys around the world (approximately 20,000 new cases annually). The dystrophin protein is part of a protein complex called the dystrophin-associated protein complex that acts as an anchor, connecting each muscle cell’s structural framework with a lattice of proteins and other molecules outside the cell through the muscle cell membrane. The dystrophin-associated protein complex protects the muscle from injury during contraction and relaxation. Patients with DMD typically develop muscle weakness in the early years of life and become wheelchair-bound in their early teens. As the disease progresses, DMD patients typically develop respiratory, orthopedic, and cardiac complications. Cardiomyopathy and breathing difficulties usually begin by the age of 20, and few individuals with DMD live beyond their thirties.

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

In 2014, PTC Therapeutics’ Translarna™ (ataluren) was the first disease-modifying treatment to receive conditional approval by the European Medicines Agency (“EMA”) for the treatment of ambulatory DMD patients over 5 years of age who have a nonsense mutation (12% of DMD cases) in the dystrophin gene. In 2016, the EMA did not allow Translarna to convert to full marketing authorization; rather, it granted a renewal of the conditional approval. In 2018, EMA expanded the conditional approval for Translarna to include treatment of ambulatory DMD patients ≥2 years of age who have a nonsense mutation in the dystrophin gene. In June 2020, the EMA removed a statement from the summary of product characteristics (“SmPC”) for Translarna that “efficacy has not been demonstrated in non-ambulatory patients.”

Our DMD Program

WVE-N531: In DMD, we are advancing WVE-N531, which is designed to skip exon 53 within the dystrophin gene. WVE-N531 is designed to cause the cellular splicing machinery to skip over this exon during pre-mRNA processing, which restores the dystrophin mRNA reading frame and enables production of truncated, but functional dystrophin protein. Exon-skipping produces dystrophin from the endogenous dystrophin gene (not micro or mini dystrophin expressed from a vector), under the control of native gene-regulatory elements, resulting in normal temporospatial expression. WVE-N531 is both our first splicing candidate and our first systemically administered candidate incorporating PN chemistry to be assessed in the clinic.

WVE-N531 clinical trial: In December 2022 (data cut-off: December 6, 2022), we announced a positive update from Part A of the Phase 1b/2a proof-of-concept study for WVE-N531 in DMD. This was an open-label, intra-patient dose escalation clinical trial where three boys received single escalating doses of 1, 3, 6 and 10 mg/kg; in the multidose portion of the study, the same boys received three doses of 10 mg/kg every other week. A muscle biopsy was taken two weeks after the third and final dose (six weeks after the first dose).

WVE-N531 resulted in a mean tissue concentration of 42 micrograms/gram (6.1 micromolar), and RNAscope results indicated WVE-N531 is reaching the nucleus in muscle cells. WVE-N531 resulted in mean exon skipping of 53% (range: 48-62%) as measured by RT-PCR. Mean dystrophin production was 0.27% of normal as measured by western blot, which was below the level of quantification (BLQ: 1%). While dystrophin was below the lower limit of detection, it is expected that dystrophin protein production would lag splicing of the RNA transcript. Plasma concentrations and other pharmacokinetic parameters following a single dose of 10 mg/kg demonstrate a half-life of 25 days. Adverse events were all mild, except for a COVID-19 infection of moderate intensity. There were no serious adverse events, no trends in labs, and no oligonucleotide class-related safety events.

Based on these data, we plan to initiate the Phase 2 portion of the WVE-N531 open-label study (“Part B”) to enroll up to ten boys to assess dystrophin protein restoration. Boys will be dosed at 10 mg/kg biweekly, and we plan to assess dystrophin protein after 24 and 48 weeks of dosing. The primary endpoint will be dystrophin protein levels, and the study will also evaluate pharmacokinetics, functional endpoints and safety and tolerability. We expect to initiate dosing in 2023 and to deliver data in 2024.

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

In NHPs, plasma and tissue concentrations of WVE-N531 were significantly higher than suvodirsen (our first-generation PS/PO). WVE-N531 concentrations in heart and diaphragm were substantially higher than skeletal muscle concentrations. We also observed higher plasma Cmax, AUC and Ctrough levels compared with suvodirsen.

To understand the effects of PN backbone chemistry modifications in vivo, we conducted a study in a dKO mouse model, which has a mutation in exon 23 leading to a lack of dystrophin, as well as a mutation leading to a lack of utrophin. We compared the effects of a PS/PO-containing molecule dosed at 150 mg/kg weekly to a PN-containing compound dosed at the same level, a PN-containing compound at 75 mg/kg every other week and a control group dosed with PBS. Other than the placement of the three PN backbone linkages, these molecules have the same sequence and chemistry. There is a significant increase in survival in those animals treated with PN containing compounds as compared with the other treatment groups. As shown in the figure below, both cohorts of mice receiving the PN-containing molecules (shown in dark blue and light green) had 100% survival at the time of study termination, with a median age of approximately 40 weeks. By comparison, the median survival for the mice receiving the PS/PO-containing molecule dosed at 150 mg/kg weekly was approximately 12 weeks and the dKO control animals that received PBS had a median survival of approximately seven weeks. These results were published in Nucleic Acids Research (Kandasamy et al., 2022; doi: 101.1093/nar/gkac018).

Alpha-1 Antitrypsin Deficiency

Background and Market Opportunity

We are leveraging our RNA editing platform capability to develop a potentially novel treatment for AATD. AATD is a rare, inherited genetic disorder that is commonly caused by a G-to-A point mutation in the SERPINA1 gene; this mutant allele is termed the Z allele. This mutation leads to misfolding and aggregation of alpha-1 antitrypsin (“AAT”) protein in hepatocytes and a lack of functional AAT in the lungs. People with AATD typically exhibit progressive lung damage, liver damage or both, leading to frequent hospitalizations and potentially terminal lung disease and/or liver disease. While the few approved therapies for AATD modestly increase circulating levels of AAT in those with the lung pathology, there are no approved therapies to address the liver pathology. Approximately 200,000 people in the United States and Europe are homozygous for the Z allele, which is the most common form of severe disease.

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

There are currently no approved therapies to prevent the accumulation of the misfolded AAT protein in the liver. Treatments are available to help deal with intestinal bleeding, fluid in the abdomen, nutritional issues, and other complications from scarring of the liver, but ultimately many patients will progress towards requiring a liver transplant.

Our AATD Program

Our AATD program is the first to leverage our novel RNA editing capability that uses GalNAc-conjugated AIMers (RNA base editing oligonucleotides) and endogenous ADAR enzymes by correcting a single base in the mutant SERPINA1 mRNA. ADAR editing may provide an ideal approach for increasing circulating levels of wild-type AAT protein and reducing aggregation in the liver, thus simultaneously addressing both the lung and liver manifestations of the disease. In the third quarter of 2022, we announced WVE-006 as our development candidate for AATD. WVE-006 is first-in-class in AATD and will be administered using subcutaneous administration. It is the most advanced program currently in development using an oligonucleotide to harness an endogenous enzyme for RNA base editing. WVE-006 is currently in IND-enabling studies and we expect to submit clinical trial applications in the second half of 2023.

Preclinical data

Preclinical data for WVE-006 demonstrated that WVE-006 supports dose-dependent RNA editing in human preclinical model systems, as shown in the figure below. We observed efficient SERPINA1 editing in donor-derived primary human hepatocytes (MZ genotype) after 48 hours, as well as a dose-dependent increase in RNA editing in iPSC-derived human hepatocytes (ZZ genotype) eight days after a single dose.

In an in vivo preclinical study in NSG-PiZ mice, we demonstrated restoration of functional AAT protein with bi-weekly doses of 10 mg/kg. At 13 weeks, AAT protein levels with WVE-006 were approximately 7-fold greater than PBS-administered controls and well above the predicted protective threshold of 11 uM, as shown below (left). This increase was observed at week 13 both in mice that received a loading dose, as well as mice that did not. WVE-006 also resulted in approximately 50% RNA editing of SERPINA1 transcript at 13 weeks in this same model, regardless of whether a loading dose was used, as shown below (right).

We then sought to determine whether the restored serum AAT protein from the mouse experiment described above was wild-type M-AAT protein. WVE-006 led to restoration of approximately 50% wild-type M-AAT protein in serum, as measured by mass spectrometry, as shown below (left), as well as a 3-fold increase in neutrophil elastase inhibition activity, as shown below (right), indicating the restored M-AAT protein was functional.

An earlier lead (pre-optimization) GalNAc-AIMer reduced Z-AAT aggregates and inflammation in mouse livers (mouse model: huADARxSA1), as indicated below.

To evaluate the specificity of our GalNAc-AIMers (specifically “SA1-4 AIMer”), we performed RNA-seq on liver biopsies from treated animals. The figure below on the left shows total sequence coverage across the entire SERPINA1 transcript for the AIMer-treated samples. The percentage of unedited “T” and edited “C” reads are indicated for each group. Editing is only detected at the intended, on-target sequence in the SERPINA1 transcript. Thus, the protein being produced using this approach is truly wild-type M-AAT protein. This also confirms there is no editing of bystander residues, as has been seen with DNA targeting approaches. To assess off-target editing for the whole transcriptome, we applied a mutation-calling software to search edit sites. From this analysis, we observed minimal off-target editing across the transcriptome. Sites where potential off-target editing occurred had either low read coverage in the analysis or occurred at low percentages (less than 10%), indicating that these are rare events, as shown below on the right. In both analyses, we find a high percentage of editing that is specific for the target site in the SERPINA1 transcript.

Huntington’s Disease

Background and Market Opportunity

Huntington’s Disease (“HD”): HD is a rare hereditary neurodegenerative disease that results in early death and for which there is no cure. In HD patients, there is a progressive loss of neurons in the brain leading to cognitive, psychiatric, and motor disabilities. HD is caused by a defect (an expanded CAG triplet repeat) in the HTT gene, which results in production of mutant HTT (“mHTT”) protein. HD patients still possess some wild-type (healthy) HTT (“wtHTT”) protein, which is important for neuronal function, and which may be neuroprotective in an adult brain. Studies suggest a multifaceted mechanism by which gain of mHTT protein and a concurrent loss of wtHTT protein may drive the pathophysiology of HD. Accordingly, therapeutic approaches for HD that aim to lower mHTT but that also suppress wtHTT may have detrimental long-term consequences. Wild-type HTT is important both for normal neuronal function in the adult CNS and for protection against HD. It can protect against stress-induced neurodegeneration in multiple model systems: in cultured neurons, wtHTT is protective against stress-induced apoptosis; in mice, postnatal deletion of wtHTT leads to progressive neurological phenotypes, neurodegeneration, and premature death, whereas overexpression of wtHTT conveys neural protection during stress, including ischemia and other types of CNS injury, as well as NMDA-induced excitotoxicity. In the YAC128 mouse model of HD, overexpression of wtHTT ameliorates striatal neuropathology, whereas loss of the wild-type mouse HTT worsens motor performance, survival, and striatal neuronal size. In patients with HD, the A variant of a non-coding single nucleotide polymorphism (“SNP”) disrupts a binding site for the transcription factor NF-κB and decreases expression of the associated HTT gene: when the A variant associates with mHTT, disease onset is late (on average, 10-years later than when the G variant associates with mHTT); when the A variant associates with wtHTT, disease onset is earlier (on average, four years earlier than when the G variant associates with wtHTT), indicating that increased expression of wtHTT can be protective against HD in patients. Together, these studies provide evidence that wtHTT is both neural protective during stress and is specifically protective against HD; thus, we believe an allele-selective therapeutic, one that can diminish the production of mHTT while sparing wtHTT, may be ideal.

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

Current Treatments

There are no approved treatments that can reverse or slow HD progression. Current pharmacological therapies only address HD symptoms. Antipsychotics are used to manage depression, irritability, and chorea (involuntary movements). Xenazine (tetrabenazine) and Austedo (deutetrabenazine) are the only two therapies approved for the treatment of chorea associated with HD in the United States. In the EU, Xenazine, Haldol (haloperidol), and Tiapridal (tiapride) are approved for the treatment of chorea associated with HD.

Our HD Program

WVE-003: In HD, we are currently advancing WVE-003, a stereopure antisense oligonucleotide designed to selectively target an undisclosed SNP, “mHTT SNP3”, associated with the disease-causing mutant huntingtin (“mHTT”) mRNA transcript within the HTT gene. SNPs are naturally occurring variations within a given genetic sequence and in certain instances can be used to distinguish between two related copies of a gene where only one is associated with the expression of a disease-causing protein. Approximately 40% of the HD population carries SNP3 according to published literature (Carroll et al., Molecular Therapy, 2011). WVE-003 incorporates our novel PN chemistry, as well as learnings from our first-generation HD programs. Targeting mRNA with SNP3 allows us to lower expression of transcript from the mutant allele, while leaving the healthy transcript relatively intact. The healthy transcript produces wtHTT protein, which is important for neuronal function. We commonly refer to this method (or approach) as “allele-selective targeting.” Our allele-selective approach may also enable us to address the pre-manifest, or asymptomatic, HD patient population in the future.

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

SNP Phasing Technology: To verify that potential HD patients have a heterozygous SNP with the right variant in-phase with the mutant allele, we investigated multiple technologies that could provide highly accurate results and rapid turnaround. We conducted a prospective observational study of the frequency of two SNPs in patients with HD, which confirmed the feasibility of rapidly and prospectively identifying SNPs in association with the mHTT allele in patients with HD (Claassen et al., Neurol Genet 2020; Svrzikapa et al., Molecular Therapy 2020). We have an agreement with Asuragen, Inc. (“Asuragen”), a molecular diagnostics company that was acquired by Bio-Techne Corporation in April 2021, for the development and potential commercialization of companion diagnostics for our allele-selective therapeutic program in HD. This agreement includes the use of their scalable SNP phasing technology (AmplideX® HTT SNP/Repeat Phasing Clinical Trial Assay) in our SELECT-HD trial for WVE-003.

SELECT-HD Phase 1b/2a clinical trial: The SELECT-HD trial is a multicenter, randomized, double-blind, placebo-controlled Phase 1b/2a trial to assess the safety and tolerability of intrathecally administered WVE-003 for patients with early manifest HD. Additional objectives include measurement of CSF mHTT and wtHTT protein and exploratory pharmacokinetic, pharmacodynamic, clinical and MRI endpoints. The SELECT-HD trial is designed to be adaptive, with dose level and dosing frequency being guided by an independent committee. Preclinical models that have established pharmacologic activity have informed the starting dose for this trial.

In September 2022 (data cut-off: August 29, 2022), we announced a positive update from SELECT-HD, with initial results indicating allele-selective target engagement with WVE-003 in HD. Single doses of WVE-003 up to 90 mg appeared generally safe and well-tolerated. Among participants in the 30 and 60 mg WVE-003 cohorts, the mean reduction in CSF mHTT from baseline was 22% (median reduction 30%) at 85 days following a single dose. Participants in the 90 mg cohort had not yet reached day 85, so they were not included in the biomarker analysis. The difference in the mean reduction in CSF mHTT compared to placebo was 35% at 85 days post-single dose. For these analyses, the 30 and 60 mg single dose cohorts were pooled as there was no apparent dose response between these two cohorts. In the 30 and 60 mg cohorts, wtHTT protein levels appeared consistent with allele-selectivity. Increases in neurofilament light chain (“NfL”) from baseline were observed in some participants. There were no clinically meaningful elevations in CSF white blood cell counts or protein that would indicate inflammation in the CNS, and there were no meaningful changes in clinical outcome measures, although the dataset and duration were not sufficient to assess clinical effects.

Based on the SELECT-HD data, we have adapted the trial to expand the single dose cohorts and expect to share additional single-dose biomarker and safety data in the first half of 2023.

Preclinical studies

WVE-003 showed potent knockdown of HTT mRNA in a preclinical study using induced pluripotent stem cell (“iPSC”)-derived motor neurons homozygous for SNP3 (as shown below).

WVE-003 promoted RNase H–mediated degradation of mHTT RNA while sparing wtHTT RNA in a biochemical assay.

WVE-003
Percentage RNA substrate remaining
100
80
60
40
20
0
0
15
30
45
60
Time (min)
mHTT RNA
wtHTT RNA

We further demonstrated selectivity of WVE-003 in assays performed in induced pluripotent stem cell (iPSC) neurons from patients with HD that are heterozygous for SNP3. WVE-003 selectively silenced the mutant transcript while largely sparing the wild-type transcript. By comparison, the pan-silencing active comparator silenced both mutant and wild-type HTT transcripts.

Percentage HTT mRNA remainig
100
50
0
% wtHTT mRNA
% mHTT mRNA
Mock
1.6 µM
8 µM
40 µM
1.6 µM
8 µM
40 µM
Pan-silencing
reference compound
WVE-003

We next tested our SNP3 compounds in vivo in a BACHD model for HD. This model expresses a mutant version of the human HTT gene. Because it is a transgenic model that lacks human wtHTT, BACHD mice are not suitable for assessing selectivity, but they enable assessment of target engagement in vivo. Importantly, the model contains multiple copies of the human mHTT transgene; however, not all of the copies contain SNP3. Thus SNP3-targeting compounds cannot target all the human mHTT transcripts expressed in these mice. After administration, WVE-003 showed significant mHTT mRNA knockdown compared with phosphate-buffered saline (PBS) at the highest concentration tested in the striatum and all but the lowest concentration tested in the cortex. WVE-003 showed comparable reduction of mHTT mRNA to that of the pan-silencing oligonucleotide, despite having fewer targets in these mice.

In the cortex of BACHD mice, WVE-003 showed significant mHTT knockdown compared to PBS through week four. In the striatum, WVE-003 led to significant and durable mHTT knockdown that was sustained for 12 weeks, compared with PBS. WVE-003 led to significantly more knockdown than the pan-silencing reference compound at week 12 in the striatum. Since most but not all of the transgenes in this model contain SNP3, our SNP3 compounds are disadvantaged versus the pan-silencing active comparator.

In vivo allele-selectivity: We then tested in vivo allele-selectivity using an allele-selective mHTT SNP3 targeting oligonucleotide in a humanized mouse model (“Hu97/18”). The mice express a human YAC wtHTT transgene (with 18 CAG repeats) and a human BAC mHTT transgene (with 97 CAG repeats). The mice carry the SNP3 variant associated with the human mHTT allele, and they do not express mouse huntingtin. After administration (3 x 100 ug ICV doses), the allele-selective molecule decreased mHTT and spared wtHTT in the cortex, striatum, and hippocampus of Hu97/18 mice up to 12 weeks post-injection throughout the brain. By contrast a pan-silencing control decreased expression of both mHTT and wtHTT, and the silencing activity was both less potent and less durable than the allele-selective molecule, especially in the striatum.

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

ALS Background and Market Opportunity

ALS is a neurodegenerative disease characterized by the progression and degeneration of motor neurons in the brain and spinal cord. Diagnosis may take up to 12 months and is made clinically by assessing the signs of upper and lower motor neuron degeneration in the same region of the body. Patients initially present with limb-onset disease (approximately 70% of patients), bulbar-onset disease (approximately 25% of patients) or with initial trunk or respiratory involvement (approximately 5% of patients). Age of onset is generally in the mid-to-late 50s, and median survival is three years; however, up to 24% of patients survive for five to ten years. Survival in patients with C9orf72 ALS may be shorter than in patients with sporadic ALS.

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

ALS Current Treatments

There is significant unmet need for the treatment of ALS. Three medicines are currently approved in the United States for the treatment of ALS. Rilutek (riluzole), an inhibitor of glutamate release, was approved in 1995 for the treatment of patients with ALS. It was demonstrated to extend survival by three to six months. Radicava (edaravone) was approved in 2017 for the treatment of ALS. Administration of edaravone resulted in a significantly smaller decline in the ALS Functional Rating Scale-Revised (“ALSFRS-R”) through six months of treatment as compared to placebo. Relyvrio (sodium phenylbutyrate and taurursodiol) was approved in 2022 for the treatment of ALS. In a clinical trial, patients treated with Relyvrio scored on average 2.32 points higher than placebo on the ALSFRS-R after 6 months. A post-hoc exploratory survival analysis showed that patients originally randomized to Relyvrio had a 4.8 month longer median overall survival compared to those in the placebo group.

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

C9-ALS and C9-FTD Pathology

Expansion of the G4C2 repeat alters the normal expression of the C9orf72 gene and causes the production of repeat-containing RNA sense and antisense variants. These RNAs accumulate in cellular nuclei in the form of RNA foci and can be translated into dipeptide repeat (“DPR”) proteins. Neuronal degeneration associated with the expression of the repeat expansion is hypothesized to arise either from a toxic loss-of-function mechanism due to a reduction in C9orf72 protein, a toxic RNA gain-of-function mechanism through the accumulation of RNA foci and/or DPRs accumulating in the brain and spinal cord, or both. WVE-004 is designed to affect multiple drivers of toxicity by preserving C9orf72 protein, thereby not exacerbating loss-of-function, and reducing the toxic gain-of-function drivers of disease – RNA foci and DPRs.

Our ALS and FTD Program

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

FOCUS-C9 Phase 1b/2a clinical trial: The FOCUS-C9 trial is a global, multicenter, randomized, double-blind, placebo-controlled Phase 1b/2a clinical trial to assess the safety and tolerability of intrathecal doses of WVE-004 for patients with C9-ALS and/or C9-FTD. Additional objectives include measurement of poly(GP) proteins in the cerebrospinal fluid (“CSF”), plasma and CSF pharmacokinetics, and exploratory biomarker and clinical endpoints. The FOCUS-C9 trial is designed to be adaptive with dose level and dosing frequency being guided by an independent committee. Preclinical models that have established pharmacologic activity have informed the starting dose for this trial.

In April 2022 (data cut-off: March 24, 2022), we announced a positive update from FOCUS-C9 driven by the observation of potent, durable reductions of poly(GP) dipeptide repeat proteins in CSF with low, single doses of WVE-004. Poly(GP) is a key C9-ALS/C9-FTD disease biomarker that, when reduced in CSF, indicates WVE-004’s engagement of target in the brain and spinal cord. In the initial data analysis, reductions in poly(GP) were observed across all active treatment groups (10 mg, n=2 patients; 30 mg, n=4 patients; 60 mg, n=3 patients), reaching statistical significance versus placebo (n=3 patients) after single 30 mg doses, with a 34% reduction in poly(GP) at day 85 (p=0.011). At the time of analysis, none of the patients dosed with 60 mg had reached day 85. Adverse events (“AEs”) were balanced across treatment groups, including placebo, and were mostly mild to moderate in intensity. Four patients (including one on placebo) experienced severe and/or serious adverse events; three were reported by the investigators to be related to ALS or administration, and one was reported by the investigator to be related to study drug. CSF NfL elevations were observed in some patients in the 30 mg and 60 mg single dose cohorts with no meaningful changes in clinical outcome measures, although the dataset and duration were not sufficient to assess clinical effects. There were no treatment-associated elevations in CSF white blood cell counts or protein and no other notable laboratory abnormalities were observed.

Based on the poly(GP) reduction data, the observation period for single dose cohorts was extended and additional patients were enrolled into the trial to further characterize depth of knockdown, durability and longer-term safety profile. We have also initiated multi-dosing cohorts starting at 10 mg monthly and moving through 10 mg quarterly, based on potency and durability of pharmacodynamic effects. Additional data are expected in the first half of 2023. An open-label extension trial for FOCUS-C9 participants was initiated in the fourth quarter of 2022 and is ongoing.

Preclinical studies

In our Nature Communications paper (Liu, Y et al. Nat Comms. 2021), we report the discovery of a new targeting sequence that is common to all C9orf72 transcripts but enables preferential knockdown of repeat-containing transcripts in multiple models and C9BAC transgenic mice. Wild-type C9orf72 alleles produce three mRNA transcripts: variant 1 (V1), variant (V2), and variant (V3). We apply our platform to generate stereopure oligonucleotides that target a sequence at the exon 1b-intron 1 junction, termed Splice Site-1b (“SS1b”), that is common to all C9orf72 transcripts (shown below in “b”, pre-mRNAs corresponding to V1-V3 are illustrated; the coral star indicates SS1b). In multiple in vitro model systems, an unoptimized stereopure oligonucleotide yields preferential knockdown of exon1a-containing transcripts. The Nature Communications paper describes our work to identify and validate the targeting site to achieve variant-selective knockdown of expansion-containing C9orf72 transcripts. The publication highlights the foundational work that led to the development of our clinical candidate.

By targeting the V1 and V3 mRNA transcripts that contain the G4C2 expansion and sparing V2 transcripts and healthy C9orf72 protein, WVE-004 has the potential to reduce both RNA-based and protein-based toxicity, thereby impacting the disease course and slowing the progression of ALS or FTD.

In 2022, we published preclinical data in support of WVE-004 in Molecular Therapy Nucleic Acids (doi: 10.1016/j.omtn.2022.04.007). The publication highlights work to demonstrate the potency and durability of effect for WVE-004, as well as its pharmacological properties and ability to preserve C9orf72 protein in C9 BAC transgenic mice. In vitro, WVE-004 potently and selectively reduced V3 transcripts in iPSC-derived motor neurons, which were derived from a patient carrying a C9orf72 repeat expansion.

WVE-004 led to dose-dependent knockdown of V3 transcripts and DPRs in mouse spinal cord tissue. In the transgenic model, mice express the human C9orf72 repeat-containing gene from a bacterial artificial chromosome (“BAC”) insertion. We observed qualitatively similar dose-dependent knockdown of V3 transcripts and the polyGP DPR protein in mouse cortex tissue.

Data adapted from Figure 4, Liu et al., 2022; doi: 10.1016/j.omtn.2022.04.007

In C9 BAC transgenic mice, WVE-004 led to substantial reductions in repeat-containing C9orf72 transcripts and dipeptide repeat proteins that are sustained for at least six months, without disrupting total protein expression as shown below.

Data adapted from Figure 6, Liu et al., 2022; doi: 10.1016/j.omtn.2022.04.007

Spinocerebellar ataxia 3

Background and Market Opportunity

SCA3 is a rare, hereditary (autosomal dominant) progressive neurodegenerative disorder that results in a lack of muscle control and coordination of the upper and lower extremities. Signs and symptoms of SCA3 may begin between childhood and late adulthood and vary greatly. Symptoms may include progressive clumsiness in the arms and legs, spasticity, difficulty with gait, and impaired speaking, swallowing and eye movements. Symptoms of the disease worsen over time, eventually leading to paralysis. Some patients with SCA3 develop dystonia or symptoms similar to those of PD, including twitching of the face or tongue, and nerve damage (neuropathy). Life expectancy ranges from the mid-30s in the more severe forms, to a nearly normal life expectancy for those with milder forms of the disease.

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

Our Collaborations

Our business strategy is to develop and commercialize a broad pipeline of novel oligonucleotide therapies. As part of this strategy, we have entered into, and may enter into new partnership and collaboration agreements as a means of advancing our own therapeutic programs, investing in third-party technologies to further strengthen PRISM and leveraging external partnerships to extend the reach of PRISM into therapeutic areas where our platform demonstrates a competitive advantage.

GSK

On December 13, 2022, Wave Life Sciences USA, Inc. and Wave Life Sciences UK Limited, two of our direct, wholly-owned subsidiaries entered into a Collaboration and License Agreement (the “GSK Collaboration Agreement”) with GlaxoSmithKline Intellectual Property (No. 3) (“GSK”), which became effective on January 27, 2023. Pursuant to the GSK Collaboration Agreement, we and GSK have agreed to collaborate on the research, development, and commercialization of oligonucleotide therapeutics, including a global exclusive license to WVE-006. The discovery collaboration has an initial four-year research term and combines our proprietary discovery and drug development platform, PRISMTM, with GSK’s unique insights from human genetics and its global development and commercial capabilities.

Under the terms of the GSK Collaboration Agreement, we received an upfront payment of $170.0 million, which included a cash payment of $120.0 million and a $50.0 million equity investment. In addition, assuming WVE-006 and GSK’s eight collaboration programs achieve initiation, development, launch, and commercialization milestones, we would be eligible to receive up to $3.3 billion in cash milestone payments, which are described in the following two paragraphs.

GSK will receive the exclusive global license to WVE-006, our preclinical, first-in-class A-to-I(G) RNA editing candidate for alpha-1 antitrypsin deficiency, with development and commercialization responsibilities transferring to GSK after we complete the first-in-patient study. We will be responsible for preclinical, regulatory, manufacturing, and clinical activities for WVE-006 through the initial Phase 1/2 study, at our sole cost. Thereafter, GSK will be responsible for advancing WVE-006 through pivotal studies, registration, and global commercialization at GSK’s sole cost. For the WVE-006 program, we would be eligible to receive up to $225.0 million in development and launch milestone payments and up to $300.0 million in commercialization milestone payments, as well as double-digit tiered royalties as a percentage of net sales up to the high teens.

The collaboration has three components:

1)
A discovery collaboration which enables us to advance up to three programs leveraging targets informed by GSK’s novel insights;
2)
A discovery collaboration which enables GSK to advance up to eight programs leveraging PRISM and our oligonucleotide expertise and discovery capabilities; and
3)
An exclusive global license for GSK to WVE-006, our preclinical program for AATD that uses our proprietary AIMer technology. Wave will maintain development responsibilities for WVE-006 through completion of the first clinical study, at which point development and commercial responsibilities will transition to GSK.

The collaboration will enable us to continue building a pipeline of transformational oligonucleotide-based therapeutics and unlock new areas of disease biology, as well as realize the full value of WVE-006 as a potential best-in-class treatment for AATD that has potential to simultaneously address both liver and lung manifestations of the disease.

The GSK Collaboration Agreement includes options to extend the research term for up to three additional years, which would increase the number of programs available to both parties. We will lead all preclinical research for GSK and our collaboration programs up to IND-enabling studies. We will lead IND-enabling studies, clinical development and commercialization for our collaboration programs. GSK collaboration programs will transfer to GSK for IND-enabling studies, clinical development, and commercialization.

Assuming GSK advances eight programs under the collaboration that achieve initiation, development, launch and commercial milestones, we would be eligible to receive up to $1.2 billion in initiation, development, and launch milestones and up to $1.6 billion in commercialization milestones, as well as tiered royalties as a percentage of net sales into the low-teens. Assuming we advance our collaboration programs through the achievement of pre-determined milestones, GSK would be eligible to receive royalty payments and commercial milestones from us.

Under the GSK Collaboration Agreement, each party grants to the other party certain licenses to the collaboration products resulting from the parties’ respective collaboration programs as well as specific intellectual property licenses to enable the other party to perform its obligations and exercise its rights under the GSK Collaboration Agreement, including license grants to enable each party to conduct research, development, and commercialization activities pursuant to the terms of the GSK Collaboration Agreement. The parties’ exclusivity obligations to each other are limited on a target-by-target basis with regard to targets in the collaboration.

The GSK Collaboration Agreement, unless terminated earlier, will continue until the date on which: (i) with respect to a validation target, the date on which such validation target is not advanced into a collaboration program; or (ii) with respect to a collaboration target, the royalty term has expired for all collaboration products directed to the applicable collaboration target. The GSK Collaboration Agreement contains customary termination provisions, including certain termination rights for convenience, breach, and others, including on a target/program basis or of the Collaboration Agreement in its entirety.

With respect to the $50.0 million equity investment referred to above, simultaneously with our entry into the GSK Collaboration Agreement, we entered into a share purchase agreement with Glaxo Group Limited (“GGL”), an affiliate of GSK, pursuant to which we agreed to sell to GGL 10,683,761 of our ordinary shares at a purchase price of $4.68 per share, for an aggregate purchase price of approximately $50.0 million (the “GSK Equity Investment”). The GSK Equity Investment closed on January 26, 2023. The shares purchased by GGL are subject to lock-up and standstill restrictions and carry certain registration rights, customary for transactions of this kind.

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

Simultaneously with Wave USA and Wave UK’s entry into the Takeda Collaboration Agreement, we entered into a share purchase agreement with Takeda (the “Takeda Equity Agreement,” and together with the Takeda Collaboration Agreement, the “Takeda Agreements”) pursuant to which we agreed to sell to Takeda 1,096,892 of our ordinary shares at a purchase price of $54.70 per share. In April 2018, we closed the Takeda Equity Agreement and received aggregate cash proceeds of $60.0 million. The parties also agreed for the shares purchased by Takeda to be subject to certain lock-up and standstill restrictions and carry certain registration rights, customary for transactions of this kind.

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

Asuragen

In November 2019, we entered into an agreement with Asuragen, Inc. (which was acquired by Bio-Techne Corporation in April 2021) (“Asuragen”), a molecular diagnostics company, for the development and potential commercialization of companion diagnostics for our investigational allele-selective therapeutic programs targeting HD. This collaboration uses Asuragen’s market-leading repetitive sequence diagnostic expertise to provide scalable SNP phasing to support global development programs and future commercialization at a global level. Asuragen has leveraged its AmplideX® PCR technology to develop companion diagnostic tests designed to size and phase HTT CAG repeats with the SNPs targeted by our previous investigational therapeutic programs in HD, as well as WVE-003, our current HD program being investigated in the ongoing SELECT-HD clinical trial. These tests are designed to aid clinicians in selecting HD patients by identifying the SNPs that are in phase with the CAG-expanded allele.

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

Synthetic Methodologies

Our patent portfolio includes multiple families that protect synthetic methodologies and/or reagents for generating stereopure oligonucleotide compositions. Certain synthetic methodologies and/or reagents are covered by families, which include an issued Japanese patent whose 20-year term extends to 2025.

Additional synthetic methodologies and/or reagents are protected by other families in our patent portfolio. Certain such families have 20-year expiration dates that range from 2029 to at least 2042. Some of these families have issued patents in several jurisdictions, including in major market jurisdictions such as the United States, Europe, and/or Japan, have pending applications in multiple jurisdictions including in these major market jurisdictions, or are in the international stage.

We also co-own with the University of Tokyo certain filings that are directed to certain methods and/or reagents for synthesizing oligonucleotides; their 20-year expiration dates fall in 2031.

Stereopure Oligonucleotide Compositions

Certain of our patent filings protect stereopure compositions, particularly of therapeutically relevant oligonucleotides. Some such filings are directed to compositions whose oligonucleotides are characterized by particular patterns of chemical modification (including modifications of bases, sugars and/or internucleotidic linkages) and/or of internucleotidic linkage stereochemistry. Certain patent filings describe specific compositions designed for use in the treatment of particular diseases. Several of our patent filings directed to stereopure compositions have entered national stage prosecution in multiple jurisdictions and some have issued in one or more jurisdictions; others are in the international stage. Certain filings offer 20-year protection terms that range from 2033 to at least 2042.

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

Several other companies have investigational drugs in clinical development targeting DMD more broadly, including patients amenable to exon 53 skipping. These include Capricor Therapeutics (Phase 3), Dystrogen Therapeutics (Phase 1), Edgewise Therapeutics (Phase 2), FibroGen (Phase 3), Pfizer (Phase 3), Santhera Pharmaceuticals (pre-registration), and Sarepta Therapeutics (pre-registration), among others. Based on available information, we do not believe there are other companies with investigational programs for exon 53 skipping in clinical development.

Several companies also have ongoing preclinical programs for DMD that may directly or indirectly target patients amenable to exon 53 skipping. These companies include Code Bio, Dyne Therapeutics, Daiichi Sankyo, Entrada Therapeutics, PepGen, Precision BioSciences, Sarepta Therapeutics, Solid Biosciences, and Ultragenyx, among others.

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

There are also a number of companies with investigational drugs in clinical development: Arrowhead Pharmaceuticals and Takeda (Phase 3), Dicerna Pharmaceuticals and Alnylam Pharmaceuticals (Phase 2), InhibRx (Phase 1), Kamada (Phase 3), Mereo BioPharma (Phase 2), and Vertex Pharmaceuticals (Phase 2).

There are also several companies with ongoing discovery or preclinical programs for AATD including Apic Bio, Beam Therapeutics, Biomarin, Epic Bio, Intellia Therapeutics, KorroBio, and Krystal Biotech, among others.

Huntington’s Disease

There are no approved treatments available to slow the progression of HD. We believe, based on publicly available information, that Annexon Biosciences (Phase 2), AskBio (Phase 1/2), Ionis Pharmaceuticals and Roche (Phase 2), Mitochon Pharmaceuticals (Phase 2), Prilenia Therapeutics (Phase 3), PTC Therapeutics (Phase 2), and uniQure (Phase 1/2), among others, have investigational drugs in clinical development.

Several companies have ongoing discovery or preclinical programs for HD, including Alnylam Pharmaceuticals, Atalanta Therapeutics, LocanaBio, Neurimmune, Ophidion, Sangamo Therapeutics and Takeda, Spark Therapeutics, Vico, and Voyager Therapeutics, among others.

A number of companies are developing molecules to treat symptoms associated with HD, including Neurocrine Biosciences (Phase 3), Sage Therapeutics (Phase 2), and SOM Biotech (Phase 2), among others.

Amyotrophic Lateral Sclerosis and Frontotemporal Dementia

There are three treatments approved in the United States for the treatment of ALS: riluzole, approved in 1995, edaravone, approved in 2017, and RELYVRIO (sodium phenylbutyrate and taurursodiol), approved in 2022. There are a number of companies with potential therapeutics for the treatment of ALS in clinical development, including AB Science (Phase 3), Alector (Phase 2), Biohaven Pharmaceuticals (Phase 2/3), BrainStorm Cell Therapeutics (Phase 3 completed), Prilenia (Phase 2/3), and UCB (Phase 2/3), among others. We believe that Transposon Therapeutics has a Phase 2 study targeting patients with ALS or FTD due to a C9orf72 mutation.

Several companies have ongoing discovery or preclinical programs for ALS that may directly or indirectly target patients with the C9orf72 mutation, including AGTC, Apic Bio, Biogen and Neurimmune, Expansion Therapeutics, Locana Bio, Passage Bio, Pfizer and Sangamo Therapeutics, and uniQure.

There are no approved treatments available to slow the progression of FTD. Multiple companies have investigational therapies in clinical development for the broad FTD population, including Anavex (Phase 1 completed), Denali (Phase 1), and TauRx Pharmaceuticals (Phase 3 complete). Alector and Transposon Therapeutics each have ongoing Phase 2 studies targeting patients with FTD due to a C9orf72 mutation.

There are several companies with ongoing discovery or preclinical programs for FTD that may directly or indirectly target patients with the C9orf72 mutation, including Biogen and Neurimmune, Expansion Therapeutics, and Pfizer and Sangamo Therapeutics.

ADAR-mediated RNA Editing (“ADAR editing”)

There are several companies pursuing editing approaches that may compete with our ADAR editing modality. These companies are in various stages of development (discovery through the clinic) and are developing investigational drugs via viral (Shape Therapeutics) and non-viral delivery for RNA editing (ProQR and Korro Bio), DNA base-editing (Beam), and DNA editing (Editas Medicine, Intellia Therapeutics, and Sangamo Therapeutics), among others. These companies may leverage these approaches to target the same indications that we intend to target or indications where we do not currently plan to compete.

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

FDA approval is required before any new drug, such as a new molecular or chemical entity, or a new dosage form, new use or new route of administration of a previously approved product, can be marketed in the United States. The process required by the FDA before a new drug product may be marketed in the United States generally involves:

•
completion of preclinical testing in compliance with applicable FDA good laboratory practice regulations and other requirements (“GLP”);
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
•
thorough characterization of the product candidate and establishment of acceptable standards to ensure suitable purity, identity, strength, quality and stability in compliance with cGMP;
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

Nonclinical tests may include in vitro and in vivo (animal model) studies to assess the toxicity and other safety characteristics of the product candidate, as well as important aspects of drug pharmacology and pharmacodynamics. The Consolidated Appropriations Act for 2023, signed into law on December 29, 2022, (P.L. 117-328) amended the FDCA and the Public Health Service Act to specify that nonclinical testing for drugs and biologics may, but is not required to, include in vivo animal testing. According to the amended language, a sponsor may fulfill nonclinical testing requirements by completing various in vitro assays (e.g., cell-based assays, organ chips, or microphysiological systems), in silico studies (i.e., computer modeling), other human or nonhuman biology-based tests (e.g., bioprinting), or in vivo animal tests.

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

Clinical trials involve the administration of the product candidate to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Sponsors of clinical trials of certain FDA-regulated products generally must register and disclose certain clinical trial information to a public registry maintained by the National Institutes of Health (“NIH”). In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and the government has brought enforcement actions against non-compliant clinical trial sponsors.

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

In the Consolidated Appropriations Act for 2023, Congress amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. A sponsor must submit a diversity action plan to FDA by the time the sponsor submits the trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect Phase 3 trial planning and timing or what specific information FDA will expect in such plans, but if FDA objects to a sponsor’s diversity action plan and requires the sponsor to amend the plan or take other actions, it may delay trial initiation.

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s pharmacology, chemistry, manufacturing, and controls, and proposed labeling, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. Under federal law, the fee for the submission of an NDA with clinical data is substantial (for example, for fiscal year 2023 this application fee exceeds $3.2 million), and the sponsor of an approved NDA is also subject to an annual program fee, currently more than $390,000 per program. These fees are typically adjusted annually, but exemptions and waivers may be available under certain circumstances, including NDA fees for products with orphan designation.

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

Once the submission has been accepted for filing, the FDA begins an in-depth review. As noted above, the FDA has agreed to specified performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date it is accepted for filing (i.e., 12 months), and most applications for “priority review” products are meant to be reviewed within six months from the date the application is accepted for filing (i.e., eight months). The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

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

In determining whether a REMS is necessary, the FDA may consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is an NME. If the FDA determines a REMS is necessary, the drug sponsor must agree to the REMS plan at the time of approval, or at a later date should significant new risk information come to light. The FDA may impose a REMS requirement on a drug already on the market if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the drug’s benefits outweigh its risks.

Under the Pediatric Research Equity Act (“PREA”), as amended, an NDA or supplement to an NDA must contain data that are adequate to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric populations and to support dosing and administration for each pediatric population for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. PREA requires a sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration to submit an initial Pediatric Study Plan (“PSP”) within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 clinical trial. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including trial objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from pre-clinical studies, early phase clinical trials or other clinical development programs.

The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, it may issue an approval letter or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle for an application is complete and that the application will not be approved in its present form. CRLs outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant may choose to either resubmit the NDA addressing all of the deficiencies identified in the letter or withdraw the application. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when the deficiencies have been addressed to the FDA’s satisfaction, the FDA will typically issue an approval letter.

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

In addition, in 2012 Congress created a regulatory program for product candidates designated by FDA as “breakthrough therapies” upon a request made by the IND sponsors. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs or biologics designated as breakthrough therapies are also eligible for accelerated approval of their respective marketing applications. The FDA must take certain actions with respect to breakthrough therapies, such as holding timely meetings with and providing advice to the product sponsor, which are intended to expedite the development and review of an application for approval of a breakthrough therapy.

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

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to establish the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, would allow the FDA to withdraw approval of the drug. As part of the Consolidated Appropriations Act for 2023, Congress provided FDA additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under the act’s amendments to the FDCA, FDA may require the sponsor of a product granted accelerated approval to have a confirmatory trial underway prior to approval. The sponsor must also submit progress reports on a confirmatory trial every six months until the trial is complete, and such reports are published on FDA’s website. The amendments also give FDA the option of using expedited procedures to withdraw product approval if the sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product.

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
•
injunctions or the imposition of civil or criminal penalties; and
•
consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”) which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription drug product samples and impose requirements to ensure accountability in distribution. Most recently, the Drug Supply Chain Security Act (“DSCSA”) was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a ten‑year period that is expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

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

In Vitro Diagnostic Tests for Biomarkers

For some of our product candidates, we plan to work with collaborators to develop or obtain access to in vitro companion diagnostic tests to identify appropriate patients for these targeted therapies. If a sponsor or the FDA believes that a diagnostic test is essential for the safe and effective use of a corresponding therapeutic product, a sponsor will typically work with a collaborator to develop an in vitro diagnostic (“IVD”). IVDs are regulated by the FDA as medical devices, and since 2014 the agency has issued final and draft guidance documents that are intended to assist companies developing in vitro companion diagnostic devices and companies developing therapeutic products that depend on the use of a specific in vitro companion diagnostic for the safe and effective use of the therapeutic product.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a process that requires the submission of a clinical trial application much like an IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application (“CTA”), must be submitted to the competent national health authority and to independent ethics committees in each country in which a company plans to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements, clinical trials may proceed in that country. Under the EU Clinical Trials Regulation, a harmonized assessment and supervision process was implemented as of January 31, 2022 for clinical trials throughout the EU, via a Clinical Trials Information System (“CTIS”). The CTIS will contain the centralized EU portal and database for clinical trials conducted in the EU and will allow for a centralized review process. This harmonized submission process became mandatory for new CTA submissions to be filed beginning on February 1, 2023. Under the new centralized process, if the EU member state leading the CTA review approves or rejects the application, the decision will apply to all involved member states.

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

The centralized procedure results in a single marketing authorization granted by the European Commission that is valid across the European Union, as well as in Iceland, Liechtenstein, and Norway. The centralized procedure is compulsory for human drugs that: (i) are derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) are officially designated “orphan drugs” (drugs used for rare human diseases) and (iv) are advanced-therapy medicines, such as gene-therapy, somatic cell-therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used for human drugs which do not fall within the above mentioned categories if (a) the human drug contains a new active substance which was not authorized in the European Community; or (b) the applicant shows that the medicinal product constitutes a significant therapeutic, scientific or technical innovation or that the granting of authorization in the centralized procedure is in the interests of patients or animal health at the European Community level.

Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application by the EMA is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use (“CHMP”)), with adoption of the actual marketing authorization by the European Commission thereafter. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest from the point of view of therapeutic innovation, defined by three cumulative criteria: the seriousness of the disease to be treated; the absence of an appropriate alternative therapeutic approach, and anticipation of exceptional high therapeutic benefit. In this circumstance, EMA ensures that the evaluation for the opinion of the CHMP is completed within 150 days and the opinion issued thereafter.

The mutual recognition procedure (“MRP”) for the approval of human drugs is an alternative approach to facilitate individual national marketing authorizations within the European Union. Basically, the MRP may be applied for all human drugs for which the centralized procedure is not obligatory. The MRP is applicable to the majority of conventional medicinal products, and is based on the principle of recognition of an already existing national marketing authorization by one or more member states. In the MRP, a marketing authorization for a drug already exists in one or more member states of the European Union and subsequently marketing authorization applications are made in other European Union member states by referring to the initial marketing authorization. The member state in which the marketing authorization was first granted will then act as the reference member state. The member states where the marketing authorization is subsequently applied for act as concerned member states. After a product assessment is completed by the reference member state, copies of the report are sent to all member states, together with the approved summary of product characteristics, labeling and package leaflet. The concerned member states then have 90 days to recognize the decision of the reference member state and the summary of product characteristics, labeling and package leaflet. National marketing authorizations within individual member states shall be granted within 30 days after acknowledgement of the agreement.

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

European Union Regulation of IVD Products

In May 2022, the In Vitro Diagnostic Device Regulation (IVDR) (EU) 2017/746 became effective, replacing the previous IVD Directive (EU-Directive 98/79/EC). The IVDR was published in May 2017 and given a five-year transition period until its full implementation on May 26, 2022. Unlike the IVD Directive, the IVDR has binding legal force throughout every Member State. The major goals of the IVDR are to standardize diagnostic procedures within the EU, increase reliability of diagnostic analysis and enhance patient safety. Among other things, the IVDR introduces a new risk-based classification system for IVDs and requirements for IVD conformity assessments. Under the IVDR and subsequent amendments, IVDs already certified by a Notified Body may remain on the market until May 26, 2025, and IVDs certified without the involvement of a Notified Body may remain on the market for up to two additional years (until May 26, 2027) depending on the classification of the IVD. The manufacturers of such devices remaining on the market must comply with specific requirements in the IVDR, but ultimately, such products, as with all new IVDs, will have to undergo the IVDR’s conformity assessment procedures. In addition, IVDs in the highest risk class will have to be tested by a Designated Reference Laboratory. The IVDR imposes additional requirements relating to post-market surveillance and submission of post-market performance follow-up reports.

The EC has designated six Notified Bodies to perform conformity assessments under the IVDR. MedTech Europe has issued guidance relating to the IVDR in several areas, e.g., clinical benefit, technical documentation, state of art, accessories, and EUDAMED.

Rest of World Government Regulation

For countries outside of the United States and the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the other applicable regulatory requirements.

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

Since the enactment of the ACA, there have been executive, judicial and Congressional challenges to certain aspects and as a result certain sections of the ACA have not been fully implemented or have been effectively repealed through Executive Orders and/or executive agency actions. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although the Biden Administration has signaled that it plans to build on the ACA and expand the number of people who are eligible for health insurance subsidies under it. It is unknown what form any such changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the United States.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA that affect health care expenditures. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and was extended by the Consolidated Appropriations Act for 2023, and will remain in effect through 2032 unless additional Congressional action is taken.

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

More recently, in August 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease.

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

Human Capital

As of December 31, 2022, we employed 252 employees, of which 250 were full-time employees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are represented by a labor union or covered under a collective bargaining agreement. Management considers relations with our employees to be good.

Our approach to how we recruit, develop, retain and manage our talent is driven by our values statement: Making an impact through innovation, inclusion, and inspiration. Our values are at the core of who we are as an organization, and what drive us to envision a brighter future for the patients and families we serve. Critical to achieving our strategic imperatives is our ability to build a world-class organization and retain an exceptional team in which each member plays a unique and important role. We value diversity, inclusion, and social responsibility where our employees have a strong sense of belonging and contributing, while being empowered to make a real difference. This commitment is company-wide and our Nominating and Corporate Governance Committee charter reflects the Nominating and Corporate Governance Committee’s oversight of our strategies and policies related to our people and diversity, equity and inclusion (“DEI”), in addition to the Nominating and Corporate Governance Committee’s oversight of our environmental, social and governance (“ESG”) strategy, initiatives and policies.

We recognize that maintaining an engaged and high-performing workforce who share a connection with the communities we serve is critical to our success. Comradery and cohesion are at the core of who we are as a company, and are integral facets of our human capital strategy. Whether it is coming together throughout the year to connect at our town halls or participating in a global fitness challenge to support the health and well-being of our employees, we take a team approach to our work. We are inspired by the communities we serve, the opportunities to engage and learn from individuals and their families, and the possibilities of what we can achieve together.

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

Employee Health and Safety: Compliance with environmental, health and safety (“EH&S”) laws and regulations forms the basis of the EH&S policy and programs we have in place, which include occupational health and safety measures that apply to all of our employees, contractors and visitors. These programs detail the proactive, risk-based approach that we take to prevent workplace injuries and protect the health and safety of our employees and the communities around us. We have implemented an EH&S management system to monitor and track the effectiveness of our programs, ensure EH&S compliance, respond to incidents and manage corrective actions to reinforce safeguards. Our training programs provide training to our employees that is commensurate with their level of risk exposure and are designed to ensure that employees have the knowledge and equipment available to mitigate risk. Our cross-functional Safety Committee meets monthly to discuss any concerns and ways to improve our EH&S programs. Employees are also required to report any incidents, no matter how small, and are encouraged to voice any health or safety concerns to management or a member of our EH&S team. As we continue to monitor the COVID-19 situation, we have implemented and will continue to implement measures designed to safeguard the health and safety of our employees and our patients, which includes our mandatory COVID-19 vaccination policy.

Professional Development Programs and Opportunities: Employees are our most valuable resource, and we aspire to provide them with opportunities so that they can continue to grow and excel in their functions and our company. Professional growth of our employees leads to engagement and development, and allows us to leverage opportunities to hire and promote key talent from within our organization. We have also implemented a personal development plan program, and leadership and management development programs, which we recognize is a critical part of our future success. In 2022, we initiated “Building Coaching Leaders,” a learning series designed to build strong coaching capabilities and strengthen a manager’s engagement with their teams. Through development planning, we strive for employees at all levels to focus on strengthening the skills required in their current role and potentially their next role. We conduct annual performance reviews for all employees, but, as importantly, we are focused on building a culture of continuous coaching, feedback and open communication between managers and their direct reports throughout the entire year. We provide managers and employees with training on how to conduct effective forward-looking performance conversations and to set effective goals that are specific, measurable, attainable, relevant and timebound (SMART). We provide our employees with unlimited access to LinkedIn Learning, to advance their professional development, interests and goals. Another example where we provide company-wide leadership and development opportunities is through the Wave Learning Series, which was developed to build awareness of all functional areas, special areas of interest or importance, timely subject matters and to expand knowledge of industry trends and other matters of interest and relevance within the biopharmaceutical industry. The Wave Learning Series is conducted through company-wide presentations by employees at various levels, providing opportunities for development and cross-functional exposure for our employees. To further assist our employees, we also offer all full-time employees the option to participate in our Education Assistance Program, where we reimburse employees for tuition and eligible expenses.

Health and Well-Being: We believe that the overall well-being of our employees and ensuring that their basic health and wellness needs are met, is fundamental for us to achieve success as a company. We understand that a key part of our ongoing efforts to prioritize wellness initiatives, includes providing our employees with access to mental health, behavioral health, and/or substance abuse services through our medical plans. We provide an Employee Assistance Program (“EAP”), as a cost-free benefit, which is available to help employees and their household members confidentially manage everyday life, work challenges, stress, and other personal issues, by providing consultation, referrals and resources, along with ongoing webinars on various work-life, mental health and wellness topics for employees. In addition, we understand that workplace flexibility is an important component to our employees’ well-being. Throughout the COVID-19 pandemic, safeguarding employee and patient health has been our top priority, as we advance our business through the research and development of our therapeutic candidates. Prioritizing employee safety while achieving our goals has provided us with a greater appreciation for workplace flexibility, which keeps our employees engaged and motivated, while also creating a sense of trust throughout our organization.

Diversity, Equity and Inclusion (“DEI”): Our commitment to maintaining a top-performing company means investing in and creating ongoing opportunities for employee development in a diverse and inclusive workplace. We provide equal employment opportunities without regard to race, color, religion, gender, sexual orientation, national origin, age, disability, veteran status or genetics. In 2021, we formalized our DEI efforts through various initiatives, including the formation of a DEI Steering Group to be intentional about creating and maintaining a diverse, equitable, culturally competent and supportive environment for all of our employees and other stakeholders. Some of our preliminary DEI initiatives included creating opportunities for our employees to be engaged with our DEI initiatives through participation in a cultural assessment survey and creating various focus groups. The data we received from this preliminary work enabled us to create a DEI strategy and define our strategic DEI goals to enhance our overall awareness of DEI and elevate our inclusive leadership and workplace through a broad range of initiatives. Our DEI Steering Group also defined our DEI Vision: At Wave we celebrate diversity and the power of unique perspectives. Together, we are building an inclusive and empowered culture where everyone is valued, able to thrive and feels a sense of belonging. By embracing our differences, we inspire each other, spark innovation and drive meaningful impact for our patients, their families and the communities that we serve. Our DEI Vision will guide us as we further our understanding of the DEI matters that affect our company and stakeholders, and take the appropriate actions to achieve our goals.

We believe that a diverse and inclusive workforce positively impacts our performance, fosters innovation and inspires us to achieve greater results. In addition to this, our intentional focus on DEI continues to strengthen our culture and helps ensure that we continue to cultivate an effective next generation of experienced leaders and managers necessary to execute on our mission and plans for ambitious growth. Hiring for diversity of thought, background and experience, and diversity of personal characteristics such as gender, race and ethnicity, among many others, is intentional, and continues to be an area of focus for us as we build and grow our workforce. Despite the historical lack of institutional emphasis on the importance of girls and women focusing on education in science, technology, engineering and mathematics (“STEM”) and the resulting disproportionate occupation by men in the STEM-educated talent pool, we have prioritized and hired a gender diverse workforce. As of December 31, 2022, women made up approximately 53% of our global workforce and constitute approximately 48% of senior management (defined as vice president level and above). We are also committed to building a racially and ethnically diverse workforce. As of December 31, 2022, racially diverse employees (those self-identifying as Black or African American, Hispanic or Latinx, Asian, or being of two or more races) make up approximately 36% of our global workforce and approximately 22% of senior management (defined as vice president level and above) (20% of our employees did not provide us with this information). In addition, we continue to partner with Project Onramp, which is an organization that is working to bridge the opportunity gap for Massachusetts college students in underserved and minority communities. Through this partnership, we provide students with summer internships.

Community Outreach and Engagement: Our community engagement activities are focused on seeking to better understand the lives of people living with rare disease and identifying opportunities to support the rare disease community. We believe that partnering with, and understanding the lives of individuals impacted by disease and their families and caregivers, connects us more deeply to our mission, differentiates us and enhances our ability to discover and develop potential therapies. Through collaboration with patient communities and advocacy organizations, and participation in community-focused conferences and events, we aim to broaden our understanding of the lived experiences of these individuals and families and to incorporate their perspectives into every aspect of our work. These insights inform the design and execution of our clinical trials, the enrichment of our corporate culture, and other initiatives that make a positive impact on people’s lives. Employee volunteerism is another important component of our community engagement initiatives. We partner with advocacy and service organizations to provide opportunities for employees to contribute directly to our local communities, including through our Wave Service Day and holiday giving drives. By participating in a broad range of volunteer activities, our employees donate time and resources to support individuals and families in the rare disease community and beyond. We also recognize that external factors and current events, including systems and policies, impact our employees, as well as the communities with which we are connected. We prioritize providing mental health resources for our employees, creating forums for dialogue, and finding opportunities to give back to impacted groups.

Rewards and Recognition: We have a multi-tiered awards program, including peer-to-peer recognition, which our employees use to recognize and reward one another for their contributions and achievements, taking into consideration the combination of employees who best exemplify our values and the achievement of results. We believe that providing a rewards program not only increases engagement and performance, but meaningfully recognizes those employees who go above and beyond to positively impact our company and culture. In addition, we offer a team rewards and recognition program to provide another opportunity to recognize and reward collaborative teamwork.

Compensation, Equity and Benefits (Total Rewards): Compensation programs are one of the most powerful tools available to companies to attract, retain and motivate employees, as well as align their interests with those of shareholders. We have developed a broad-based compensation program that is designed to attract, retain and motivate our employees, while driving sustainable long-term value creation. We seek to deliver performance-driven, market competitive reward opportunities commensurate with company and individual performance. All of our employees receive competitive base salaries, cash bonuses, new hire equity grants and annual long-term incentive grants, in addition to our comprehensive benefits package. We believe that providing employees with an ownership interest in our company through grants of equity awards, further strengthens the level of employee engagement. Furthermore, equity awards help align the interests of our employees with the long-term interests of our shareholders. In addition, we have an Employee Share Purchase Plan (“ESPP”), which provides our employees with an opportunity to purchase shares of our Company at a 15% discount to the market price.

Offering a highly competitive, industry-leading, benefits package is another integral piece of our total rewards package and differentiated employee value proposition. Notably, we provide our employees with access to choice and offer employees a very progressive health insurance package, with no premiums. We also offer a 401(k) plan with matching contributions for all eligible employees. We continue to provide innovative solutions that are key to attracting, engaging and motivating employees, including (i) our excellent benefits and compensation programs and strategies; (ii) our employee well-being approach and strategy; (iii) our health plan and how we have managed this over time; and (iv) internal communications and education around our total rewards strategy.

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

Information Available on the Internet

Our Internet website address is http://www.wavelifesciences.com. The information contained on, or that can be accessed through, our website is not a part of, or incorporated by reference in, this Annual Report on Form 10-K or our other filings with the SEC. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through the “For Investors & Media – SEC Filings” section of our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% shareholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are filed with the SEC. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s website at http://www.sec.gov.

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

We are a clinical-stage genetic medicines company and have incurred significant operating losses since our incorporation in 2012. Our net loss was $161.8 million and $122.2 million for the fiscal years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, we had an accumulated deficit of $967.3 million and $805.5 million, respectively. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We currently have no products on the market and expect that it may be many years, if ever, before we have a product candidate ready for commercialization. We have a robust and diverse pipeline of PN-modified, stereopure oligonucleotides, including programs using our editing, splicing, and silencing modalities. Our lead clinical programs are focused in, and aim to address, muscle diseases (DMD – splicing), hepatic diseases (AATD – editing), and CNS diseases (HD, ALS and FTD – silencing). We have not generated, and do not expect to generate, any product revenue for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, manufacturing, preclinical studies and clinical trials and the regulatory review process for product candidates. The amount of future losses is uncertain. To achieve profitability, we must successfully develop product candidates, obtain regulatory approvals to market and commercialize product candidates, manufacture any approved product candidates on commercially reasonable terms, establish a sales and marketing organization or suitable third-party alternatives for any approved product and raise sufficient funds to finance our business activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause our shareholders to lose all or part of their investment.

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
•
the achievement of milestones and other development targets that trigger payments under our agreements with our key collaboration partners, or any other strategic collaborations into which we may enter;
•
the extent to which we are obligated to reimburse clinical trial costs or expenses and other costs and expenses associated with clinical activities under our agreements with our key collaboration partners, or any other future collaboration agreements, if any;
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

To date, we have primarily financed our operations through sales of our securities and our collaborations with third parties. Through December 31, 2022, we have received an aggregate of approximately $1,021.2 million in net proceeds from these transactions, consisting of $630.9 million in net proceeds from public and other registered offerings of our ordinary shares, $301.0 million from our collaborations, exclusive of any potential future milestone and royalty payments, and $89.3 million in net proceeds from private placements of our debt and equity securities. Subsequent to December 31, 2022, we received $170.0 million in cash, of which $120.0 million was an upfront payment under the GSK Collaboration Agreement and $50.0 million was under the GSK Equity Investment.

On March 3, 2022, we filed a new universal shelf registration on Form S-3 with the SEC, which was declared effective by the SEC on May 4, 2022, pursuant to which we registered for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the “2022 Form S-3.” The 2022 Form S-3 includes a prospectus covering up to approximately $132.0 million in ordinary shares that had not yet been issued or sold under our Sales Agreement with Jefferies LLC (“Jefferies”) for our “at-the-market” equity program. As of March 22, 2023, we have $430.0 million in securities available for issuance under the 2022 Form S-3, including approximately $132.0 million in ordinary shares available for issuance under our at-the-market equity program. As of March 22, 2023, we have received approximately $118.0 million in gross proceeds from our at-the-market equity program. We intend to seek additional funding in the future through collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these financing sources.

Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. We may seek access to the capital and credit markets for working capital, capital expenditure, and other business initiatives. The capital and credit markets have experienced extreme volatility and disruption, which may lead to uncertainty and liquidity issues for both borrowers and investors. In the event of adverse market conditions, or other factors, additional funds may not be available to us on acceptable terms or at all. For example, the global economy has been experiencing increasing interest rates and inflation, which could negatively impact our business and our ability to raise additional funds. If we raise additional funds by issuing equity or convertible debt securities, our shareholders will suffer dilution and the terms of any financing may adversely affect the rights of our shareholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing shareholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities received any distribution of corporate assets.

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

Our business may be impacted by macroeconomic conditions, including fears concerning the financial services industry, inflation, rising interest rates and volatile market conditions, and other uncertainties beyond our control.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the Federal Deposit Insurance Corporation; on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership;

the following week, a syndicate of U.S. banks infused $30 billion in First Republic Bank; and later that same week, the Swiss Central Bank provided $54 billion in covered loan and short-term liquidity facilities to Credit Suisse Group AG, all in an attempt to reassure depositors and calm fears of a banking contagion. Our ability to effectively run our business could be adversely affected by general conditions in the global economy and in the financial services industry. Various macroeconomic factors could adversely affect our business, including fears concerning the banking sector, changes in inflation, interest rates and overall economic conditions and uncertainties. A severe or prolonged economic downturn could result in a variety of risks, including our ability to raise additional funding on a timely basis or on acceptable terms. A weak or declining economy could also impact third parties upon whom we depend to run our business. Increasing concerns over bank failures and bailouts and their potential broader effects and potential systemic risk on the banking sector generally and on the biotechnology industry and its participants may adversely affect our access to capital and our business and operations more generally. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general

Our management has broad discretion over the use of proceeds received from sales of our securities and our collaborations with third parties and the proceeds may not be used effectively.

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

We are a clinical-stage genetic medicines company with a limited operating history. We commenced active operations in 2012. Our operations to date have primarily included research and development activities, manufacturing, preclinical and clinical development, patient advocacy activities, business planning and raising capital. We have a robust and diverse pipeline of PN-modified, stereopure oligonucleotides, including programs using our editing, splicing, and silencing modalities. Our lead clinical programs are focused in, and aim to address, muscle diseases (DMD – splicing), hepatic diseases (AATD – editing), and CNS diseases (HD, ALS and FTD – silencing). We have not yet demonstrated our ability to successfully complete pivotal clinical trials, obtain marketing approvals, or conduct sales and marketing activities necessary for successful product commercialization. We have limited experience manufacturing our products at commercial scale or arranging for a third party to do so on our behalf. Typically, it takes many years to develop and commercialize a therapeutic from the time it is discovered to when it is available for treating patients. Further, drug development is a capital-intensive and highly speculative undertaking that involves a substantial degree of risk. You should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by biotechnology companies in the early stages of clinical development, such as ours. Any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

We, or third parties upon whom we depend, may face risks related to health epidemics, including the COVID-19 pandemic and variants thereof, which may delay our ability to complete our ongoing clinical trials, initiate additional clinical trials, delay regulatory activities and have other adverse effects on our business and operations.

Since December 2019, multiple countries throughout the world and their economies, including the United States, have been subject to intermittent shutdowns and adversely affected by the COVID-19 global pandemic. We are continuing to evaluate any continued impacts from the global pandemic and the extent to which any responsive measures may materially and adversely affect our business operations and financial condition.

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

The COVID-19 global pandemic, including any emerging variants of COVID-19, is continuing to evolve and is subject to change. While we have adapted our processes to lessen the impact that COVID-19, and variants thereof, may have on our business, any potential delays or long-term impacts on our business, our clinical trials, healthcare systems or the global economy are highly uncertain. These effects may materially adversely affect our business, financial condition, results of operations, and prospects.

Risks Related to the Discovery, Manufacturing, Development and Commercialization of Our Product Candidates

The approach we are taking to discover and develop oligonucleotides is novel and may never lead to marketable products.

We have concentrated our efforts and research and development activities on oligonucleotides and enhancing PRISM, our proprietary discovery and drug development platform. PRISM enables us to target genetically defined diseases with stereopure oligonucleotides across multiple therapeutic modalities. Our future success depends on the successful development of stereopure oligonucleotides and the effectiveness of PRISM. The scientific discoveries that form the basis for our efforts to discover and develop new product candidates, including our discoveries about the relationships between oligonucleotide stereochemistry and pharmacology, are relatively new. We use PRISM to screen candidates and optimize pharmacologic profiles based on predefined design principles, which reflect a deep understanding of how the interplay among oligonucleotide sequence, chemistry and backbone stereochemistry impacts key pharmacological properties. The scientific evidence to support the feasibility of developing medicines based on these discoveries is limited. Skepticism as to the feasibility of developing oligonucleotides generally has been, and may continue to be, expressed in scientific literature. In addition, decisions by other companies with respect to their oligonucleotide development efforts may increase skepticism in the marketplace regarding the potential for oligonucleotides.

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

The FDA and comparable ex-U.S. regulatory agencies have relatively limited experience with oligonucleotides, which may increase the complexity, uncertainty and length of the regulatory review process for our product candidates. To date, the FDA has approved 15 oligonucleotides for marketing and commercialization. Even though the FDA issued in December 2021 two draft guidance documents relating to IND submissions for individualized antisense oligonucleotide drugs for severely debilitating or life-threatening genetic diseases, one with clinical focus, the other with chemistry manufacturing and controls focus, and in June 2022 a draft guidance on clinical pharmacology considerations for the development of oligonucleotide therapeutics, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to overall development considerations for oligonucleotide drugs. The general lack of policies, practices or guidelines specific to oligonucleotides may hinder or slow review by the FDA or other foreign homologues of any regulatory filings that we may submit. Moreover, the FDA or other foreign homologues may respond to these submissions by defining requirements we may not have anticipated. Addressing such requirements could lead to significant delays in the development of our product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. Furthermore, in recent years, there has been increased public and political pressure on the FDA with respect to the approval process for new drugs. As a result of the foregoing factors, we may never receive regulatory approval to market and commercialize any product candidate.

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

We have a robust and diverse pipeline of PN-modified, stereopure oligonucleotides, including programs using our editing, splicing, and silencing modalities. Our lead clinical programs are focused in, and aim to address, muscle diseases (DMD – splicing), hepatic diseases (AATD – editing), and CNS diseases (HD, ALS and FTD – silencing).

However, we currently have no products on the market. We have invested a significant portion of our efforts and financial resources in the identification and preclinical and clinical development of our oligonucleotides, the development of PRISM, including our ADAR editing capability, and our novel PN backbone chemistry modifications, and the continued growth of our manufacturing capabilities. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, regulatory approvals, and eventual commercialization of our product candidates. Our success will depend on several factors, including the following:

•
successfully completing preclinical studies and clinical trials;
•
successfully conducting process development and manufacturing campaigns in accordance with cGMP;
•
receiving regulatory approvals from applicable regulatory authorities to market our product candidates and, to the extent necessary, our companion diagnostic tests;
•
establishing commercial manufacturing capabilities or making arrangements with third party CMOs;
•
obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•
the degree to which we are successful in our current collaborations, and any additional collaborations we may establish;
•
launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;
•
acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
•
effectively competing with other therapies;
•
continuing to maintain an acceptable safety and efficacy profile of the products following regulatory approval; and
•
appropriately addressing the post-marketing requirements and/or commitments made upon regulatory approval.

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
•
retain and recruit in a timely manner a sufficient number of patients necessary to conduct a clinical trial, which is a function of many factors, including the impact of the COVID-19 global pandemic, the proximity of participants to clinical sites, the size of the relevant population, the eligibility criteria for the trial, possible adverse effects from treatments, the existence of competing clinical trials, the involvement of patient advocacy groups, the availability of new or alternative treatments, lack of efficacy, personnel issues and ease of participation in our clinical trials;
•
manage the impact of the COVID-19 pandemic on our early-stage discovery efforts and clinical trials;
•
open study sites, and enroll, treat, and monitor patients due to local restrictions implemented in response to the COVID-19 or other global health pandemics;
•
develop companion diagnostic tests for use with certain of our product candidates or identify partners with such expertise;
•
manufacture and maintain a sufficient amount of clinical material, internally or through third parties;

•
ensure adherence to trial designs and protocols agreed upon and approved by regulatory authorities and applicable regulatory and legal guidelines;
•
apply the appropriate pharmacovigilance measures in case of adverse effects emerging during a clinical trial;
•
execute clinical trial designs and protocols approved by regulatory authorities without deficiencies;
•
timely and effectively contract with (under reasonable terms), manage and work with investigators, institutions, hospitals and the contract research organizations (“CROs”) involved in the clinical trial;
•
negotiate contracts and other related documents with clinical trial parties and institutional review boards (“IRBs”), CRO agreements and site agreements, which can be subject to extensive negotiations that could cause significant delays in the clinical trial process, with terms possibly varying significantly among different trial sites and CROs and possibly subjecting us to various risks; and
•
conduct clinical trials in a cost-effective manner, including management of foreign currency risk in clinical trials conducted in foreign jurisdictions and cost increases due to unforeseen or unexpected complications such as enrollment delays, or needing to outsource certain functions during the clinical trial.

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

In addition to the oligonucleotides that we manufacture internally, we may utilize CMOs to manufacture the oligonucleotides required for our preclinical studies and clinical trials. There are a limited number of manufacturers that supply oligonucleotides. There are risks inherent in pharmaceutical manufacturing that could affect our ability or the ability of our CMOs to meet our delivery time requirements or provide adequate amounts of material to meet our clinical trial demands on our projected timelines. Included in these risks are potential synthesis and purification failures and/or contamination during the manufacturing process, as well as other issues with our facility or the CMOs’ facilities and ability to comply with the applicable manufacturing requirements and quality standards, which could result in unusable product and cause delays in our manufacturing timelines and ultimately delay our clinical trials, as well as result in additional expense to us. To manufacture our oligonucleotides, we rely on third parties to supply the required raw materials. We will likely need to secure alternative suppliers for these raw materials, and such alternative suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. For example, we source certain materials used in the manufacture of our products from China and other countries outside of the United States; the coronavirus outbreak or other similar global disruptions has made access to our existing supply chain difficult and further supply chain disruptions could impact our business. Additionally, our cost of goods development is at an early stage. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates.

The process of manufacturing oligonucleotides is complex and we may encounter difficulties in production, particularly with respect to process development or scaling-up of our manufacturing capabilities.

The process of manufacturing oligonucleotides is complex, highly-regulated and subject to multiple risks. The complex processes associated with the manufacture of our product candidates expose us to various manufacturing challenges and risks, which may include delays in manufacturing adequate supply of our product candidates, limits on our ability to increase manufacturing capacity, and the potential for product failure and product variation in quality that may interfere with preclinical studies and clinical trials, along with additional costs. We also may make changes to our manufacturing process at various points during development, and even after commercialization, for various reasons, such as optimizing costs, achieving scale, decreasing processing time, increasing manufacturing success rate, or other reasons. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of current or future clinical trials, or the performance of the product, once commercialized. In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies, and/or conduct animal studies, and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes in our process during the course of clinical development may require us to show the comparability of the product used in earlier clinical trials or at earlier portions of a trial to the product used in later clinical trials or later portions of the trial. We may also make further changes to our manufacturing process before or after commercialization, and such changes may require us to show the comparability of the resulting product to the product produced via earlier manufacturing processes and supplied in clinical studies. We may be required to collect additional preclinical and/or clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If preclinical and/or clinical data are not ultimately comparable to those seen in the earlier trials, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate.

We have a robust and diverse pipeline of PN-modified, stereopure oligonucleotides, including programs using our editing, splicing, and silencing modalities. Our lead clinical programs are focused in, and aim to address, muscle diseases (DMD – splicing), hepatic diseases (AATD – editing), and CNS diseases (HD, ALS and FTD – silencing). Although we continue to build on our experience in manufacturing oligonucleotides, we have limited experience as a company manufacturing product candidates for commercial supply. We may never be successful in manufacturing product candidates in sufficient quantities or with sufficient quality for commercial use. Our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, operator error, natural disasters, unavailability of qualified personnel, difficulties with logistics and shipping, problems regarding yields or stability of product, contamination or other quality control issues, power failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Any product candidates we develop may fail in preclinical or clinical development or be delayed to a point where they do not become commercially viable.

Before obtaining regulatory approval for the commercial distribution of any of our product candidates, we must conduct, at our own expense, extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Preclinical and clinical testing are expensive, difficult to design and implement, can take many years to complete, are uncertain as to outcome, and the historical failure rate for drugs in preclinical and clinical development is high. For example, we depend on the availability of non-human primates to conduct certain preclinical studies. Over the past several years there has been an increasing global shortage of non-human primates available for drug development that has matured into an acute global supply chain issue. The supply of these non-human primates is currently constrained due to factors such as their limited worldwide availability, domestic regulatory restrictions and trade relations. If we are unable to obtain access to a sufficient supply of these non-human primates in a timely manner or at all, our timelines and our ability to complete preclinical testing and submit CTA applications may be adversely affected.

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

Clinical trials also require the review, oversight and approval of IRBs or ethics committees, which review the clinical protocols and informed consent form for investigations that will be conducted at their institutions in order to protect the rights and welfare of human subjects. Inability to obtain or delay in obtaining IRB approval can prevent or delay the initiation and completion of clinical trials at particular sites. Furthermore, failure to provide information to the IRB and relevant regulatory authorities, as required throughout the study, such as emergent safety reports and annual updates, may result in suspension of the approval of the trial. Our product candidates may encounter problems during clinical trials that will cause us or regulatory authorities to delay, suspend or terminate these trials, or that will delay or confound the analysis of data from these trials. If we experience any such problems, we may not have the financial resources to continue development of the product candidate that is affected or any of our other product candidates. We may also lose, or be unable to enter into, collaborative arrangements for the affected product candidate and for other product candidates we are developing. The development of one or more of our product candidates can fail at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent regulatory approval or our ability to commercialize our product candidates, including:

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
•
divergent views between FDA and other homologue regulatory authorities as to the objectives and/or design of the clinical trials required in support of marketing registration;
•
problems in obtaining or maintaining IRB approval of trials;
•
delays in enrolling patients or volunteers into clinical trials, and variability in the number and types of patients eligible for clinical trials;
•
delays in developing and receiving regulatory approval for companion diagnostic tests, to the extent such tests are needed, to identify patients for our clinical trials;
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
•
unfavorable outcome of FDA or other regulatory agency inspection and review of a manufacturing or clinical trial site or other records relating to the clinical investigation;
•
failure of our third-party contractors, investigators, or collaboration partners to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;

•
governmental or regulatory delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around manufacturing, preclinical, or clinical testing generally or with respect to our product candidates class, in particular; or
•
varying interpretations of data by the FDA and similar foreign regulatory agencies.

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

The results from preclinical studies or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent subjects or in subsequent clinical trials of that product candidate or any other product candidate. The design of a clinical trial can determine whether its results will support approval of a product candidate and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Product candidates that seemingly perform satisfactorily in preclinical studies may nonetheless fail to reach late development stages or obtain regulatory approval for marketing. For example, our preclinical studies for suvodirsen yielded positive results. However, in December 2019, the interim analysis of the Phase 1 open-label extension (OLE) study of suvodirsen for patients with DMD showed no change from baseline in dystrophin expression and resulted in our discontinuation of the suvodirsen program. There is a high failure rate for drugs proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could negatively affect our business and operating results.

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

The development programs for some of our product candidates contemplate the development of companion diagnostic tests, which are assays or tests to identify an appropriate patient population. The success of certain of our product candidates will depend on several factors, including the successful development of, and ability to obtain regulatory approval for, companion diagnostic tests that will be used to screen and identify the right patients for our product candidates. Our goal is to develop and commercialize disease-modifying medicines for genetically defined diseases with a high degree of unmet medical need, and to become a fully integrated genetic medicines company. The target patient populations for several of our product candidates are relatively small, and it will be difficult to successfully identify the appropriate patients for whom our product candidates are being designed without performant, fit-for-purpose, accessible, relatively inexpensive, and easy-to-use companion diagnostic tests.

Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices, often in vitro devices, and require separate regulatory authorization prior to commercialization. We are not a medical device company, and we have limited experience developing medical devices. A more detailed description of the FDA approval process for companion diagnostic tests is included under “Business – Government Regulation – In Vitro Diagnostic Tests for Biomarkers.” Given our limited experience in developing and commercializing companion diagnostic tests, we may seek to collaborate with third parties to assist us in the design, manufacture, regulatory authorization and commercialization of the companion diagnostic tests for some of our product candidates. In November 2019, we entered into a collaboration with Asuragen, Inc. (“Asuragen”) for the development and commercialization of companion diagnostics for our allele-selective product candidate in HD. We, Asuragen and other potential collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostic tests, including issues relating to sensitivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by us or our collaborators to develop or obtain regulatory authorization of the relevant companion diagnostic tests could delay or prevent approval of our product candidates. If we, Asuragen or any other third parties that we engage to assist us, are unable to successfully develop, validate, and commercialize companion diagnostic tests for our drug candidates, or experience delays in doing so, our clinical trials and our business could be materially harmed.

We may be unable to obtain regulatory approval in the United States or foreign jurisdictions and, as a result, be unable to commercialize our product candidates and our ability to generate revenue will be materially impaired.

Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, quality, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous preclinical studies and clinical trials, and an extensive regulatory approval process are required to be successfully completed in the United States and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to a continuously evolving regulatory environment and unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our collaborators to begin selling them.

The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating companies such as ours are not always applied predictably or uniformly and can change. Any analysis we perform of data from chemistry, manufacturing and controls, preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be.

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

Subject to receiving approval from the FDA of an NDA or Biologics License Application (“BLA”), products granted orphan drug designation are provided with seven years of orphan marketing exclusivity in the United States, meaning the FDA generally will not approve applications for other product candidates for the same orphan indication that contain the same active ingredient.

We are not guaranteed to maintain or receive orphan designation for our current or future product candidates, and if our product candidates that were granted orphan designation were to lose their status as an orphan drug or the orphan marketing exclusivity provided to it in the United States, our business and results of operations could be materially adversely affected. While orphan status for any of our products, if granted or maintained, would provide market exclusivity in the United States for the time periods specified above, we would not be able to exclude other companies from manufacturing and/or selling products using the same active ingredient for the same indication beyond the exclusivity period applicable to our product on the sole basis of orphan drug status. In addition, orphan exclusivity does not block the approval of a different drug or biologic for the same rare disease or condition, nor does it block the approval of the same drug or biologic for different conditions. Even if we are the first to obtain approval of an orphan product candidate and are granted exclusivity in the United States, there are circumstances under which a later competitor product may be approved for the same indication during the period of marketing exclusivity, such as if the later product is shown to be clinically superior to our product or if we are not able to provide a sufficient quantity of the orphan drug.

Even if we obtain regulatory approvals, our marketed drugs will be subject to ongoing regulatory oversight. If we fail to comply with continuing U.S. and foreign requirements, our approvals, if obtained, could be limited or withdrawn, we could be subject to other penalties, and our business would be seriously harmed.

Following any initial regulatory approval of any drugs we may develop, we will also be subject to continuing regulatory oversight, including the review of adverse drug experiences and safety data that are reported after our drug products are made commercially available. This would include results from any post-marketing studies or surveillance to monitor the safety and efficacy of the drug product required as a condition of approval or agreed to by us. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved uses for which the product may be marketed. Other ongoing regulatory requirements include, among other things, submissions of safety and other post-marketing information and reports, registration and listing, as well as continued maintenance of our marketing application, compliance with cGMP requirements and quality oversight, compliance with post-marketing commitments, and compliance with GCP for any clinical trials that we conduct post-approval. Failure to comply with these requirements could result in warning or untitled letters, criminal or civil penalties, recalls, or product withdrawals. In addition, we are conducting our clinical trials and we intend to seek approval to market our product candidates in jurisdictions outside of the United States, and therefore will be subject to, and must comply with, regulatory requirements in those jurisdictions.

The FDA has significant post-market authority, including, for example, the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials for a variety of reasons. The FDA also has the authority to require a REMS plan after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug.

We, our CMOs, and the manufacturing facilities we use to make our product candidates will also be subject to ongoing assessment of product quality, compliance with cGMP, and periodic inspection by the FDA and potentially other regulatory agencies. We or our CMOs may not be able to comply with applicable cGMP regulations or similar regulatory requirements outside of the United States. Our failure, or the failure of our CMOs, to comply with applicable regulations could result in regulatory actions, such as the issuance of FDA Form 483 notices of observations, warning letters or sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. We may not have the ability or capacity to manufacture material at a broader commercial scale in the future. We and our CMOs currently manufacture a limited supply of clinical trial materials. Reliance on CMOs entails risks to which we would not be subject if we manufactured all of our material ourselves, including reliance on the CMO for regulatory compliance. Our product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review.

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
•
the U.S. federal Physician Payments Sunshine Act, which requires certain manufacturers of medical devices, biological products, medical supplies, and drugs for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare and Medicaid Services (“CMS”) all transfers of value, including consulting fees, travel reimbursements, research grants, and other payments or gifts with values over $10 made to physicians, certain advanced non-physician health care practitioners, or teaching hospitals and requires applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Disclosure of such information is made by CMS on a publicly available website; and
•
state and foreign laws comparable to each of the above federal laws, such as, for example: state anti-kickback and false claims laws applicable to commercial insurers and other non-federal payors; state laws that require pharmaceutical manufacturers to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information, some which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

If our operations are found to be in violation of any such requirements, we may be subject to penalties, including civil or criminal penalties, criminal prosecution, monetary damages, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, exclusion from participation in federal healthcare programs including Medicare and Medicaid, the imposition of a corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services,

disgorgement, individual imprisonment, contractual damages, reputational harm, and diminished profits and future earnings, any of which could adversely affect our financial results and adversely affect our ability to operate our business. We intend to develop and implement a comprehensive corporate compliance program prior to the commercialization of our product candidates. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses, could divert our management’s attention from the operation of our business, and could harm our reputation, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

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

All aspects of our business, including research and development, manufacturing, marketing, pricing, sales, litigation, and intellectual property rights, are subject to extensive legislation and regulation. Changes in applicable U.S. federal and state laws and agency regulation, as well as foreign laws and regulations, could have a materially negative impact on our business. In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates or any potential future product candidates of ours, restrict or regulate post-approval activities, or affect our ability to profitably sell any product candidates for which we obtain marketing approval. Increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Congress also must reauthorize the FDA’s user fee programs every five years and often makes changes to those programs in addition to policy or procedural changes that may be negotiated between the FDA and industry stakeholders as part of this periodic reauthorization process. Congress most recently reauthorized the user fee programs in September 2022 without any substantive policy changes.

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

There remain judicial and Congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or effectively repealed. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the law’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although the new federal administration under President Biden has signaled that it plans to build on the ACA and expand the number of people who are eligible for health insurance subsidies under it. It is unknown what form any such changes or any law would take, and how or whether it may affect the pharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry in the United States.

The uncertainty around the future of the ACA, and in particular the impact to reimbursement levels, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. If there are not adequate reimbursement levels, our business and results of operations could be adversely affected.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and was extended by the Consolidated Appropriations Act for 2023, and will remain in effect through 2032 unless additional Congressional action is taken.

In addition, the Drug Supply Chain Security Act enacted in 2013 imposed obligations on manufacturers of pharmaceutical products related to product tracking and tracing, and in February 2022, FDA released proposed regulations to amend the national standards for licensing of wholesale drug distributors by the states; establish new minimum standards for state licensing third-party logistics providers; and create a federal system for licensure for use in the absence of a State program, each of which is mandated by the DSCSA. As another example, in December 2019, the Further Consolidated Appropriations Act for 2020 (P.L. 116-94) was enacted that includes a piece of bipartisan legislation called the CREATES Act. The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. The CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown. Other legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are unsure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed, or whether such changes will have any impact on our business.

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

Most recently, in August 2022, President Biden signed into the law the Inflation Reduction Act of 2022 (the “IRA”). Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease.

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

We have operations and conduct business outside the United States, and we plan to continue to expand these operations. Therefore, we are subject to risks related to operating in foreign countries, which include unfamiliar foreign laws or regulatory requirements or unexpected changes to those laws or requirements; other laws and regulatory requirements to which our business activities abroad are subject, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act; changes in the political or economic condition of a specific country or region, including Russia’s invasion of Ukraine and the potential for a wider European or global conflict; fluctuations in the value of foreign currency versus the U.S. dollar; increasing inflation and interest rate changes, our ability to deploy overseas funds in an efficient manner; tariffs, trade protection measures, import or export licensing requirements, trade embargoes, and sanctions (including those administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury), and other trade barriers; global instability from an outbreak of pandemic or contagious disease, including the COVID-19 global pandemic and variants thereof; difficulties in attracting and retaining qualified personnel; and cultural differences in the conduct of business. For example, given developments related to international trade over the past few years, unexpected changes in tariffs could adversely affect our cost of goods sold and/or the foreign sales of our product candidates. Further complicating potential uncertainties caused by conducting business outside the United States are political movements that are changing decades-old institutions, including, for example, in 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” The withdrawal of the United Kingdom from the European Union took effect on January 31, 2020, the effective date of the withdrawal agreement, with a transition period that ended on December 31, 2020. Since a significant proportion of the regulatory framework in the United Kingdom was, prior to Brexit, derived from European Union directives and regulations, Brexit and the new Trade and Cooperation Agreement between the European Union and the United Kingdom that took provisional effect on January 1, 2021 could materially impact the regulatory regime with respect to the approval of any product candidates in the United Kingdom. Changes impacting our ability to conduct business in the United Kingdom or other European Union countries, or changes to the regulatory regime applicable to our operations in those countries (such as with respect to the approval of our product candidates), may materially and adversely impact our business, prospects, operating results, and financial condition.

We or third parties upon whom we depend may be adversely affected by natural disasters and/or health epidemics, and our business, financial condition and results of operations could be adversely affected.

Natural disasters could severely disrupt our operations and have a material adverse effect on our business operations. If a natural disaster, health epidemic, or other event beyond our control occurred that prevented us from using all or a significant portion of our office, manufacturing and/or lab spaces, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult for us to continue our business for a substantial period of time. Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. For example, during the COVID-19 global pandemic, clinical site initiation and patient enrollment in our clinical trials were delayed due to prioritization of hospital resources in favor of COVID-19 patients and difficulties in recruiting clinical site investigators and clinical site staff. The COVID-19 global pandemic, including emerging or future variants of COVID-19, and its impact on our business is highly uncertain and subject to change. We do not yet know the full extent of potential delays or long-term impacts on our business, our preclinical studies and clinical trials, healthcare systems or the global economy. In addition, certain of our research and development efforts are conducted globally. A health epidemic or other outbreak could materially and adversely affect our business, financial condition and results of operations.

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

Our research, development and manufacturing processes involve the use of hazardous materials. We maintain quantities of various flammable and toxic chemicals in our facilities that are required for our research, development and manufacturing activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. Our procedures for storing, handling and disposing of these materials are reviewed against the relevant guidelines and laws of the jurisdictions in which our facilities are located on a regular basis. Although we believe that our safety procedures for handling and disposing of these materials sufficiently mitigate the risk of accidental contamination or injury from these materials, the risk cannot be completely eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials. Additional federal, state and local laws and regulations affecting our operations may become applicable in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate any of, these laws or regulations.

Risks Related to Our Dependence on Third Parties

We depend on collaborations with third parties for the development and commercialization of certain of our product candidates.

We depend on third-party collaborators for the co-development and co-commercialization of certain of our product candidates and we face significant competition to the extent we elect to collaborate with others. Our potential future collaborators include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, there have been a significant number of business combinations among these companies that have resulted in a reduced number of potential future collaborators. In January 2023, we commenced a collaboration with GSK to research, develop, and commercialize oligonucleotide therapeutics, including WVE-006, our preclinical, first-in-class A-to-I(G) RNA editing candidate for AATD. In April 2018, we commenced a collaboration with Takeda to discover, develop and commercialize oligonucleotides for disorders of the CNS. The collaboration provides Takeda with the option to globally co-develop and commercialize programs targeting HD, ALS, FTD, and SCA3, which we will have the right to co-commercialize in the United States. Collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. We may also be restricted under existing license or collaboration agreements from entering into agreements on certain terms with other potential collaborators. If we are unable to enter into collaborations with respect to a product candidate, we may have to curtail the development of such product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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
•
collaborators may require us to enter into collaboration agreements that contain exclusivity provisions and/or termination penalties;
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

We do not currently have any sales and marketing or distribution capabilities. Accordingly, we entered into collaborations with GSK and Takeda, which we believe can assist us in building these capabilities. We may also enter into additional alliances in the future. We have selectively chosen to enter into our strategic collaborations because we believe this is the optimal way for us to leverage our resources and create significant value for ourselves and our shareholders, as we advance oligonucleotide candidates for genetically defined diseases.

Depending on the collaborations that we enter into, we may expect our collaborators to provide assistance with development, regulatory affairs, marketing, sales and distribution, among other areas. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, under our collaboration with Takeda, if Takeda exercises its option with respect to any of our programs in HD, ALS, FTD or SCA3, we will rely on Takeda for commercialization of such optioned programs outside of the United States. Under our collaboration with GSK, GSK is responsible for later clinical development and commercialization of our program in AATD.

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

For certain product candidates that we may develop, we have formed collaborations to fund all or part of the costs of drug development and commercialization, such as our collaborations with GSK and Takeda. We may not, however, be able to enter into additional collaborations for certain other programs, and the terms of any collaboration agreement we do secure may not be favorable to us. If we are not successful in our efforts to enter into future collaboration arrangements with respect to one or more of our product candidates, we may not have sufficient funds to develop that or any other product candidate internally, or to bring any product candidates to market. If we do not have sufficient funds to develop and bring our product candidates to market, we will not be able to generate sales revenues from these product candidates, and this will substantially harm our business.

We rely, and expect to continue to rely, on third parties to conduct some aspects of our compound formulation, research, preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such formulation, research or testing.

We do not independently conduct all aspects of our drug discovery activities, compound formulation research, preclinical studies, or clinical trials of product candidates. We currently rely, and expect to continue to rely, on third parties to conduct some aspects of our research and development, preclinical and clinical studies. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, for product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our studies that support our clinical trial applications and our clinical trials are conducted in accordance with GCP, the study plan and protocols for the trial. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we will not be able to complete, or may be delayed in completing, the necessary preclinical studies to enable us or our strategic alliance partners to select viable product candidates for clinical trial application submissions and will not be able to, or may be delayed in our efforts to, successfully develop and commercialize such product candidates.

We rely on third parties to design, conduct, supervise and monitor our preclinical studies and clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

We rely on third party clinical investigators, CROs, clinical data management organizations and consultants to design, conduct, supervise and monitor preclinical studies and clinical trials of our product candidates. Because we rely on third parties and do not have the ability to conduct preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of preclinical studies and clinical trials than we would if we conducted them on our own, including our inability to control whether sufficient resources are applied to our programs. If any of our CROs are acquired or consolidated, these concerns are likely to be exacerbated and our preclinical studies or clinical trials may be further impacted due to potential integration, streamlining, staffing and logistical changes. These investigators, CROs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. Further, these third parties may not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our preclinical and clinical development programs could be delayed and otherwise adversely affected. In all events, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. The FDA and other health authorities require clinical trials to be conducted in accordance with GCP, including conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. If we or our CROs fail to comply with these requirements, the data generated in our clinical trials may be deemed unreliable or uninterpretable and the FDA and other health authorities may require us to perform additional clinical trials. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Any such event could adversely affect our business, financial condition, results of operations and prospects.

We rely on third parties in the supply and manufacture of our product candidates for our research, preclinical and clinical activities, and may do the same for commercial supplies of our product candidates.

While we have built our own internal manufacturing capabilities, we have not yet manufactured our product candidates on a commercial scale, and may not be able to do so for any of our product candidates. In addition, we currently rely on third parties in the supply and manufacture of materials for our research, preclinical and clinical activities and may continue to do so for the foreseeable future. We may do the same for the commercial supply of our drug product. We use third parties to perform additional steps in the manufacturing process, such as the filling, finishing and labeling of vials and storage of our product candidates and we expect to do so for the foreseeable future. There can be no assurance that our supply of research, preclinical and clinical development drug candidates and other materials will not be limited, interrupted or restricted or will be of satisfactory quality or continue to be available at acceptable prices. Replacement of any of the third parties we may engage could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, raw materials, reagents, and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available, may not be suitable or acceptable for use due to material or component defects, or may introduce variability into the supply of our product candidates. Furthermore, with the increase of companies developing nucleic acid therapeutics, there may be increased competition for the supply of the raw materials that are necessary to make our oligonucleotides, which could severely impact the manufacturing of our product candidates.

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

We may rely on third-party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. In complying with the manufacturing regulations of the FDA and other comparable foreign regulatory authorities, we and our third-party manufacturers must spend significant time, money, and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that the products meet applicable specifications and other regulatory requirements. Although our agreements with third-party manufacturers require them to perform according to certain cGMP requirements such as those relating to quality control, quality assurance and qualified personnel, we cannot control the conduct of our third-party manufacturers to implement and maintain these standards. If any of our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the regulatory requirements of the FDA, or other comparable foreign authorities, we would be prevented from obtaining regulatory approval for our drug candidates unless and until we engage a substitute supplier that can comply with such requirements, which we may not be able to do. In addition, we and our third-party manufacturers responsible for the manufacture of commercial supplies of our products for which we retain regulatory approval, if any, are subject to inspection and approval by regulatory authorities before we may commence the manufacture and sale of any of such products, and thereafter are subject to ongoing inspection from time to time. Our third-party manufacturers may not be able to comply with applicable cGMP regulations or similar regulatory requirements outside of the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in regulatory actions, such as the issuance of FDA Form 483 notices of observations, warning letters or sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Any such failure by us or any of our suppliers would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates, if approved.

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

We currently have no sales, marketing or distribution capabilities. In addition, while our collaboration with Takeda and GSK will provide us with know-how and experience related to commercialization, we have limited experience of our own. If any of our product candidates is approved, we will need to develop internal sales, marketing and distribution capabilities to commercialize such products, which would be expensive and time-consuming, or rely on or enter into additional collaborations with third parties to perform these services. If we decide to market our products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and supporting distribution, administration and compliance capabilities. If we rely on third parties with such capabilities to market our products or decide to co-promote products with collaborators, we will need to establish and maintain marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. In entering into third-party marketing or distribution arrangements, any revenue we may receive will depend upon the efforts of the third parties and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition, results of operations and prospects would be adversely affected.

Risks Related to Managing Our Operations

If we are unable to attract and retain qualified key management and scientists, staff, consultants and advisors, our ability to implement our business plan may be adversely affected.

We are highly dependent upon our senior management and our scientific, clinical and medical staff and advisors. The loss of the service of any of the members of our senior management or other key employees could delay our research and development programs and materially harm our business, financial condition, results of operations and prospects. In addition, we expect that we will continue to have an increased need to recruit and hire qualified personnel as we advance our programs and expand operations. Failure to successfully recruit and retain personnel could impact our anticipated development plans and timelines. For example, in 2019, as a result of the stock price decline and our workforce reduction following the announcement of our decision to discontinue our development of suvodirsen in DMD, we have faced challenges in retaining and attracting employees to support our research and development efforts, and our failure to do so could have an adverse effect on our ability to execute on our business plan. We are dependent on the continued service of our technical personnel because of the highly technical and novel nature of our product candidates, platform and technologies and the specialized nature of the regulatory approval process. Replacing such personnel may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully execute our business strategy, and we cannot assure you that we will be able to identify or employ qualified personnel for any such position on acceptable terms, if at all. Many of the biotechnology and pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in preclinical and clinical testing, manufacturing, governmental regulation and commercialization. In order to do so, we may need to pay higher compensation or fees to our employees or consultants than we currently expect, and such higher compensation payments may have a negative effect on our operating results. We face increased competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unable to attract and retain qualified personnel, the rate and success at which we may be able to discover and develop our product candidates and implement our business plan will be limited.

As we continue our preclinical studies and clinical trials and advance to further clinical development, we may experience difficulties in managing our growth and expanding our operations.

Although we have assembled a team of employees with experience developing medicines and obtaining regulatory approval to market those medicines, we have limited experience as a company in drug development. We have a robust and diverse pipeline of PN-modified, stereopure oligonucleotides, including programs using our editing, splicing, and silencing modalities. Our lead clinical programs are focused in, and aim to address, muscle diseases (DMD – splicing), hepatic diseases (AATD – editing), and CNS diseases (HD, ALS and FTD – silencing). As we advance product candidates through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In addition, we must manage our relationships with collaborators or partners, suppliers and other organizations, including our collaborations with GSK and Takeda. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. In addition, our future growth may require significant capital expenditures and may divert financial resources from other projects, such as the development of our product candidates. If we are unable to effectively manage our future growth, our expenses may increase and our ability to generate revenue could be reduced.

Our employees, consultants and collaborators may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of fraud and other misconduct by our employees, consultants and collaborators. Such misconduct could include intentional failures to comply with FDA and other foreign agency regulations, provide accurate information to the FDA, comply with manufacturing standards required by the FDA or us, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Security breaches, cyber security threats, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we, our CROs and other third parties, including our managed service providers (“MSPs”), on which we rely collect and store sensitive data, including legally protected patient health information, personally identifiable information about our employees, intellectual property, vendor information, and proprietary business information. We, along with our MSPs, manage and maintain our applications and data utilizing cloud-based and on-site systems. These applications and data encompass a wide variety of business-critical information, including research and development information and business and financial information.

The secure processing, storage, maintenance and transmission of this critical information by us, or our CROs and other third parties with whom Wave does business, is vital to our operations and business strategy. We also have systems in place at our facilities to mitigate disruptions to our communications systems, including the prevention of a loss to our electrical systems. Although we are proactive in our approach and take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, or that of our CROs or other third party partners, may be vulnerable to attacks by hackers, viruses, breaches, interruptions due to employee error, malfeasance or other disruptions, lapses in compliance with privacy and security mandates, or damage from natural disasters, terrorism, war and telecommunication and electrical failures. For example, the COVID-19 pandemic has led to an increase in those working remotely, including our employees and third parties with whom we do business, which increases our cyber security risk. This increased risk has created data accessibility concerns and has made us more susceptible to communication disruptions. In addition, cyberattacks, malicious internet-based activity and fraud are prevalent and continue to increase in frequency. Any such event, including a cyberattack, could compromise our networks, or that of our CROs or other third parties, and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Furthermore, any such event could result in information theft, data corruption, operational disruption, damage to our reputation, or financial loss, and could subject us to liability or negatively impact our business operations.

As part of our robust data protection practices, we regularly conduct business continuity and disaster recovery testing of our key information systems and data. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information (including GDPR, HIPAA and HITECH, among others), government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, any of which could adversely affect our business. For example, the loss of clinical trial data from completed or ongoing clinical trials, in addition to privacy concerns, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, while we take measures to help ensure early detection, there can be no assurance that we, or our CROs and other third party partners, will promptly detect any such disruption or security breach, if at all. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

Numerous federal, state and international laws address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of personally identifiable information and other user data. Numerous states already have, and are looking to expand, data protection legislation. For example, in 2018, California enacted the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020 giving California residents expanded privacy rights and protections and imposing fines and penalties. 2023 will also see new privacy laws in Virginia (effective January 1, 2023), Connecticut (effective July 1, 2023), Colorado (effective July 1, 2023), and Utah (effective December 31, 2023). Each year, many state legislatures continue to consider similar privacy laws, further expanding the patchwork of US privacy laws. State enforcement of data privacy and cybersecurity breaches has increased, along with the cost. California issued its first fine under the CCPA in the amount of $1.2 million, and the New York Attorney General has enforced its NY SHIELD Act by fining companies over $3,000,000. In addition, the Federal Trade Commission has zeroed in on data privacy and security as a central role, and 2023 may see increased enforcement and regulation.

Outside the United States, personally identifiable information and other user data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of information that is collected, processed and transmitted in or from the governing jurisdiction. Foreign data protection, privacy, information security, user protection and other laws and regulations are often more restrictive than those in the United States. For example, in April 2016, European legislative bodies adopted the General Data Protection Regulation (“GDPR”), which became effective May 25, 2018, and which applies to any company, regardless of location, that collects or processes personal data of EU residents in connection with offering goods or services in the EU or monitoring the behavior of EU residents. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, data minimization obligations, record-keeping requirements, mandatory data breach notification requirements, and correlated obligations on services providers. The GDPR also strictly regulates cross-border transfer of personal data, including requirements for data transfer impact assessments. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of annual worldwide revenue, whichever is higher. In addition, post-Brexit the UK has also adopted its own version of the GDPR, which requires additional compliance measures.

While we have taken steps to comply with applicable privacy laws and regulations, including the GDPR, by taking measures including enhancing our security procedures, updating our website, revising our clinical trial informed consents, adopting the standard contractual clauses for cross-border transfers of personal data, and entering into data processing agreements with relevant CROs and third party partners, we cannot assure you that our efforts to remain in compliance will be fully successful. The GDPR and other changes in laws or regulations associated with the enhanced protection of personal data may increase our costs of compliance and result in greater legal risks.

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

For the years ended December 31, 2022 and 2021, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, the results of our operations or our cash flows. A hypothetical 10% change in foreign currency rates would not have a material impact on our historical financial position or results of operations. However, there can be no assurance that changes in foreign currency exchange rates will not have a material adverse impact on us in the future.

The U.S. tax legislation and future changes to applicable U.S. or foreign tax laws and regulations may have a material adverse effect on our business, financial condition and results of operations.

We are subject to income and other taxes in the United States and foreign jurisdictions. Changes in laws and policy relating to taxes or trade, including increases in tax rates or modifications, technical corrections or clarifications to tax laws, such as the Tax Cuts and Jobs Act of 2017, which eliminates the option to deduct research and development expenditures currently and requires corporations to capitalize and amortize them over a period of years, may have an adverse effect on our business, financial condition and results of operations. This Annual Report on Form 10-K does not discuss any such tax legislation or changes to tax laws and legislation, or the manner in which it might affect us or purchasers of our securities. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our securities.

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

Disruptions at the FDA and other agencies may also extend the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Additionally, the FDA and regulatory authorities outside the United States have imposed and may continue to impose various restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown or slowdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In addition, periodic changes to the patent laws and rules of patent offices around the world, including the USPTO can have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the America Invents Act, enacted in 2011, involved significant changes in patent legislation. Furthermore, the U.S. Supreme Court has ruled on several patent cases in recent years, some of which cases either narrow the scope of patent protection available in certain circumstances or weaken the rights of patent owners in certain situations. The 2013 decision by the U.S. Supreme Court in Association for Molecular Pathology v. Myriad Genetics, Inc. precludes a claim to a nucleic acid having a stated nucleotide sequence which is identical to a sequence found in nature and unmodified. We currently are not aware of an immediate impact of this decision on our patents or patent applications because we are developing oligonucleotides which contain modifications that we believe are not found in nature. However, we cannot make assurances that the interpretations of this decision or subsequent rulings will not adversely impact our patents or patent applications. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, and by analogous bodies around the world, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in 2012, European countries and the European Parliament agreed to a legislative package that would create a unitary patent protection system in the EU; aspects of this system are scheduled to be implemented beginning in 2023 for at least some European countries. The impact of the proposed unitary patent protection system on patents in Europe is currently unclear.

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

The rules governing passive foreign investment companies (“PFICs”) can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC, which must be made annually after the close of each taxable year, depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. The fair market value of our assets is expected to relate, in part, to (a) the market price of our ordinary shares and (b) the composition of our income and assets, which will be affected by how, and how quickly, we spend any cash that is raised in any financing transaction. Moreover, our ability to earn specific types of income that we currently treat as non-passive for purposes of the PFIC rules is uncertain with respect to future years. Based on our gross income, the average value of our assets, including goodwill and the nature of our active business, we do not expect to be treated as a PFIC for U.S. federal income tax purposes for the taxable year ended December 31, 2022. Because the value of our assets for purposes of determining PFIC status will depend in part on the market price of our ordinary shares, which may fluctuate significantly, there can be no assurance that we will not be considered a PFIC for our current taxable year ending December 31, 2023 or for any future taxable year.

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

As a company that carries out extensive research and development activities, we benefit from the U.K. research and development tax credit regime for small and medium sized companies, whereby our subsidiary in the United Kingdom is able to surrender the trading losses that arise from its research and development activities for a payable tax credit of up to 33.4% of eligible research and development expenditure on staff and consumables incurred on or before March 31, 2023 and generally up to 18.6% of such expenditure incurred on or after April 1, 2023. Expenditure of staff supplied by unconnected third parties incurred on or before March 31, 2023 are eligible for a cash rebate of up to 21.7% and generally up to 12.1% for such expenditure incurred on or after April 1, 2023.

Due to a change in the U.K. legislation affecting the U.K. research and development tax credit regime for small and medium sized companies, our ability to receive a payable tax credit for the surrender of our trading losses from research and development activities incurred from January 1, 2022 will be limited to the amount equal to three times our “pay as you earn” and U.K. national insurance tax liabilities, absent our qualification under an exception from such limitation.

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

Our ordinary shares are currently listed for trading on the Nasdaq Global Market. There is no assurance that the trading market for our shares will be or remain active. Our shareholders may not be able to sell their ordinary shares quickly or at the market price, or at all. Our executive officers, our directors and their respective affiliates, and our other significant shareholders beneficially own a significant portion of our outstanding ordinary shares, and therefore, liquidity in our ordinary shares is limited. Due to the limited liquidity in our ordinary shares, relatively small orders can have a disproportionate impact on the trading price of our shares. Further, the limited liquidity in our ordinary shares may also impair our ability to raise capital by conducting offerings of our ordinary shares and may impair our ability to enter into strategic partnerships or acquire companies or products by using our ordinary shares as consideration.

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

Based on information publicly available to us as of December 31, 2022, our executive officers, our directors and their respective affiliates, and our other significant shareholders beneficially own a significant portion of our outstanding ordinary shares. As a result, these shareholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these shareholders may not be the same as or may even conflict with the interests of our other shareholders. For example, these shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders, which could deprive shareholders of an opportunity to receive a premium for their ordinary shares as part of a sale of our company or our assets and might affect the prevailing market price of our ordinary shares. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

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

Sales of substantial amounts of our ordinary shares in the public market, or the availability of such shares for sale, by us or others, including the issuance of ordinary shares upon exercise of outstanding options or Pre-Funded Warrants or vesting of outstanding restricted share units, or the perception that such sales could occur, could adversely affect the price of our ordinary shares. Certain of our shareholders have required us, or have the right to require us, to register the sales of their shares under the Securities Act under agreements between us and such shareholders. For example, in August 2019, we filed a registration statement on Form S-3, which was declared effective on August 14, 2019, to register the resale from time to time by certain of our executive officers, directors and their affiliates of up to approximately 7.1 million ordinary shares.

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

Shareholders

As of March 10, 2023, we had 98,104,844 ordinary shares outstanding and approximately 11 shareholders of record of our ordinary shares.

Dividends

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

Overview

We are a clinical-stage genetic medicines company committed to delivering life-changing treatments for people battling devastating diseases. Using PRISM, our proprietary discovery and drug development platform that enables the precise design, optimization, and production of novel stereopure oligonucleotides, we are working to develop first-or best-in-class medicines that target the transcriptome (the full set of ribonucleic acid, or “RNA,” molecules produced from the human genome) to treat genetically defined diseases with a high degree of unmet need.

Our RNA-targeting oligonucleotides are designed to correct disease-causing mutations, modulate protein activity, restore the production of functional proteins or reduce the expression of disease-promoting RNAs or proteins. Data from our ongoing clinical and preclinical studies has demonstrated significant improvements in potency, durability, and distribution for our oligonucleotides designed through PRISM, compared with competitor chemistries. These data support our platform as best-in-class for designing and optimizing RNA-targeting medicines.

Since our inception, we have seen the value of developing RNA-targeting medicines compared to other nucleic acid therapeutics, including gene therapy and DNA editing. By intervening at the RNA level, we have the potential to address diseases that have historically been difficult to treat with small molecules or biologics, while retaining the ability to titrate dose, modulate duration of effect, and avoid risk of permanent off-target genetic changes and other challenges associated with DNA editing or gene therapy approaches. Oligonucleotides have additional advantages as a therapeutic class, including the ability to access multiple tissue types and the ability to modulate the frequency of dosing to ensure broad distribution within tissues over time. Oligonucleotides also have well-established manufacturing processes and validated test methods based on decades of improvements, as well as established regulatory, access, and reimbursement pathways.

Our approach is based on the scientific insight that the biological machinery necessary to address genetic diseases already exists in human cells and can be harnessed for therapeutic purposes with the right tools. We have built a versatile platform comprised of multiple therapeutic modalities, which provides flexibility to design built-for-purpose molecules that optimally address disease biology. These modalities are RNA base editing, splicing, and silencing, including both RNA interference (“RNAi”) and antisense, all of which incorporate proprietary and novel chemistries to optimize the pharmacological properties of our therapeutic oligonucleotides.

We have a robust and diverse pipeline of potential first-or best-in-class programs. Our lead programs are designed to treat genetic diseases, including those in muscle, including Duchenne muscular dystrophy (“DMD”); liver, including alpha-1 antitrypsin deficiency (“AATD”); and the central nervous system (“CNS”), including Huntington’s disease (“HD”), amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”). These programs include:

-
WVE-N531 (splicing), our exon 53 molecule for the treatment of DMD;
-
WVE-006 (editing), our SERPINA1 molecule for the treatment of AATD;
-
WVE-003 (silencing), our mHTT SNP3 molecule for the treatment of HD; and
-
WVE-004 (silencing), our C9orf72 molecule for the treatment of C9orf72-associated ALS and FTD.

Over the last several years, we have built a leading RNA base editing capability. Our A-to-I RNA base editing oligonucleotides (“AIMers”) enable access to areas of disease biology that are not viable for other therapeutic modalities. Our editing capability affords us the dexterity to address both rare diseases, as well as diseases impacting large patient populations.

AIMers are designed to target single bases on an RNA transcript and recruit proteins that exist in the body, called ADAR (adenosine deaminases acting on RNA) enzymes, which naturally possess the ability to change an adenine (A) to an inosine (I), which cells read as guanine (G). This approach enables both the correction of G-to-A point mutations, as well as the modulation of RNA to upregulate protein expression, modify protein-protein interactions, or alter RNA folding and processing. AIMers enable simplified delivery and avoid the risk of permanent changes to the genome and irreversible off-target effects with DNA-targeting approaches. AIMers are short in length, fully chemically modified, and use novel chemistry, including proprietary PN backbone modifications and chiral control, which make them distinct from other ADAR-mediated editing approaches.

Our PRISM platform was built on the recognition that a significant opportunity exists to tune the pharmacological properties of oligonucleotide therapeutics by leveraging three key features of these molecules: sequence, chemistry, and stereochemistry. Our unique ability to control stereochemistry provides the resolution necessary to optimize pharmacological profiles and develop and manufacture stereopure oligonucleotides. Stereopure oligonucleotides are comprised of molecules with atoms precisely and purposefully arranged in three-dimensional orientations at each linkage. These differ from the mixture-based oligonucleotides currently on the market or in development by others. Additionally, to mitigate pharmacological risks and potential manufacturing challenges, our approach focuses on designing short, chemically modified oligonucleotides without the need for complex delivery vehicles. We have also established and continue to enhance our internal cGMP (current good manufacturing practices) manufacturing capabilities to increase control and visibility of our drug substance supply chain, while continuing to innovate oligonucleotide manufacturing.

PRISM also incorporates our novel, proprietary PN backbone chemistry modifications, which have been shown preclinically and clinically to increase potency, distribution, and durability of effect across our various modalities. PN chemistry is incorporated in all of our current clinical, preclinical and discovery-stage programs.

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

We will continue to closely monitor the COVID-19 situation as we evolve our business continuity plans. Given the global risks and uncertainties associated with COVID-19, our business, results of operations, and prospects have been and could be materially adversely affected. For additional information, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Recent Developments

On December 13, 2022, Wave Life Sciences USA, Inc. and Wave Life Sciences UK Limited, entered into a Collaboration and License Agreement (the “GSK Collaboration Agreement”) with GlaxoSmithKline Intellectual Property (No. 3) (“GSK”), which became effective on January 27, 2023. Pursuant to the GSK Collaboration Agreement, we and GSK have agreed to collaborate on the research, development, and commercialization of oligonucleotide therapeutics, including an exclusive global license to WVE-006. The discovery collaboration has an initial four-year research term and combines our proprietary discovery and drug development platform, PRISM, with GSK’s unique insights from human genetics and its global development and commercial capabilities.

Under the terms of the GSK Collaboration Agreement, we received an upfront payment of $170.0 million, which included a cash payment of $120.0 million and a $50.0 million equity investment. On January 26, 2023, pursuant to a share purchase agreement we entered into with Glaxo Group Limited (“GGL”) dated as of December 13, 2022, we closed on the $50.0 million equity investment by selling 10,683,761 of our ordinary shares at a purchase price of $4.68 per share to GGL. Subsequent to the GSK Collaboration Agreement becoming effective on January 27, 2023, we received the upfront payment of $120.0 million and the first installment of research support funding in respect of target validation activities under the collaboration.

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss was $161.8 million in 2022 and $122.2 million in 2021. As of December 31, 2022 and 2021, we had an accumulated deficit of $967.3 million and $805.5 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future.

Revenue

We recognize collaboration revenue under the Takeda Collaboration Agreement (as defined in Note 5 in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, “Note 5”), which became effective in April 2018. We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future.

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

Our primary research and development focus since inception has been the development of our proprietary discovery and drug development platform, PRISM. We are using PRISM, which includes our novel PN backbone chemistry modifications, to design, develop and commercialize a broad pipeline of nucleic acid therapeutic candidates that target RNA using RNA editing, splicing, and silencing.

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

Other Income, Net

Other income, net is comprised of refundable tax credits from tax authorities, dividend and interest income earned on cash and cash equivalents balances, gains and losses on foreign currency transactions, and real estate taxes. We recognize refundable tax credits when there is reasonable assurance that we will comply with the requirements of the refundable tax credit and that the refundable tax credit will be received.

Income Taxes

We are a Singapore multi-national company subject to taxation in the United States and various other jurisdictions.

As of December 31, 2022 and 2021, we have recorded a full valuation allowance against our net operating loss carryforwards and federal and state tax credits in all jurisdictions due to uncertainty regarding future taxable income.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

The following table summarizes our results of operations for 2022 and 2021:

	For the Year Ended December 31,
	2022	2021	Change
	(in thousands)
Revenue	$3,649	$40,964	$(37,315)
Operating expenses:
Research and development	115,856	121,875	(6,019)
General and administrative	50,513	46,105	4,408
Total operating expenses	166,369	167,980	(1,611)
Loss from operations	(162,720)	(127,016)	(35,704)
Total other income, net	1,578	4,567	(2,989)
Loss before income taxes	(161,142)	(122,449)	(38,693)
Income tax benefit (provision)	(681)	204	(885)
Net loss	$(161,823)	$(122,245)	$(39,578)

Revenue

Revenue for the years ended December 31, 2022 and 2021 was approximately $3.6 million and $41.0 million, respectively, and was primarily earned under the Takeda Collaboration Agreement. The $37.3 million decrease was primarily due to the amendment to our Takeda Collaboration Agreement in 2021, which discontinued the Category 2 component and resulted in the recognition of the previously constrained revenue and an additional $22.5 million for research and development services related to the Category 2 component. Furthermore, in 2022 there was an increase in the expected future research and development services under the Takeda Collaboration Agreement based on the revenue recognition standard.

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
	2022	2021	Change
	(in thousands)
ALS and FTD programs	$11,539	$10,100	$1,439
HD programs	7,952	23,565	(15,613)
DMD Programs	2,610	1,115	1,495
AATD program	3,763	396	3,367
PRISM and other research and development expenses (1)	89,992	86,699	3,293
Total research and development expenses	$115,856	$121,875	$(6,019)

(1)
Includes discovery and development programs, identification of potential drug discovery candidates, and compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $115.9 million for the year ended December 31, 2022, compared to $121.9 million for the year ended December 31, 2021. The decrease of approximately $6.0 million was due primarily to the following:

•
an increase of $1.4 million in external expenses related to our ALS and FTD program, WVE-004 (PN-modified silencing oligonucleotide);
•
a decrease of $15.7 million in external expenses related to our HD programs, driven by decreased external expenses related to our discontinued WVE-120101 and WVE-120102 programs, partially offset by continuing external expenses for our WVE-003 (PN-modified silencing oligonucleotide) program;

•
an increase of $1.5 million in external expenses related to our DMD programs, including WVE-N531 (PN-modified splicing oligonucleotide);
•
an increase of $3.4 million in external expenses related to our AATD program, WVE-006 (PN-modified RNA editing oligonucleotide); and
•
an increase of $3.3 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, including PRISM and the identification of potential drug discovery candidates, mainly due to increases in compensation-related expenses and facilities-related expenses, partially offset by decreases in other external research and development expenses.

General and Administrative Expenses

General and administrative expenses were $50.5 million for the year ended December 31, 2022 compared to $46.1 million for the year ended December 31, 2021. The increase of $4.4 million was primarily driven by increases in compensation-related expenses, as well as increases in other general and administrative operating expenses.

Other Income, Net

Other income, net for the years ended December 31, 2022 and 2021 was $1.6 million and $4.6 million, respectively. The decrease of $3.0 million in other income, net was primarily driven by a decrease in estimated refundable tax credits, partially offset by an increase in dividend income during the year ended December 31, 2022.

Income Tax Benefit (Provision)

During the years ended December 31, 2022 and 2021, we recorded income tax provision of $0.7 million and an income tax benefit of $0.2 million, respectively. The income tax provision for the year ended December 31, 2022 was primarily due to the requirement under the Tax Cuts and Jobs Act of 2017 for taxpayers to capitalize and amortize research and development expenditures over five or fifteen years pursuant to Section 174 of the Internal Revenue Code of 1986, as amended, partially offset by the utilization of net operating losses subject to the Section 382 limitation. The income tax benefit for the year ended December 31, 2021 was primarily due to the release of a portion of our uncertain tax positions as a result of a lapse in the statute of limitations.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net losses. To date, we have primarily funded our operations through public and other registered offerings of our ordinary shares, collaborations with third parties and private placements of debt and equity securities. Through December 31, 2022, we have received an aggregate of approximately $1,021.2 million in net proceeds from these transactions, consisting of $630.9 million in net proceeds from public and other registered offerings of our ordinary shares, $301.0 million from our collaborations and $89.3 million in net proceeds from private placements of our debt and equity securities.

As of December 31, 2022, we had cash and cash equivalents of $88.5 million, restricted cash of $3.7 million and an accumulated deficit of $967.3 million.

Subsequent to December 31, 2022, we received $170.0 million in cash, of which $120.0 million was an upfront payment under the GSK Collaboration Agreement and $50.0 million was under the GSK Equity Investment.

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

Our operating lease commitments as of December 31, 2022 total $47.0 million, of which $8.7 million is related to payments in 2023 and approximately $38.3 million is related to payments beyond 2023.

Until we can generate significant revenue from product sales, if ever, we expect to continue to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. In May 2019, we filed a shelf registration statement on Form S-3ASR with the SEC pursuant to which we registered for sale an indeterminate amount of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. Our shelf registration statement on Form S-3ASR also includes a prospectus covering up to an aggregate of $250.0 million in ordinary shares that we may issue and sell from time to time, through Jefferies LLC (“Jefferies”) acting as our sales agent, pursuant to the open market sales agreement that we entered into with Jefferies in May 2019, as amended in

March 2020 and March 2022 (the “Sales Agreement”), for our “at-the-market” equity program. Since we no longer qualified as a “well-known seasoned issuer” at the time of the filing of our Annual Report on Form 10-K for the year ended December 31, 2019, we previously amended the shelf registration statement to register for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including the $250.0 million in ordinary shares that we may issue and sell from time to time pursuant to our “at-the-market” equity program. This registration statement, which we refer to as the “2019 Form S-3,” remained effective until our 2022 Form S-3 (as defined below) was declared effective on May 4, 2022, after which time we may no longer offer or sell any securities under the 2019 Form S-3. During the year ended December 31, 2022, the Company sold 458,092 ordinary shares under its at-the-market equity program for aggregate net proceeds of $1.2 million.

On March 3, 2022, we filed a new universal shelf registration on Form S-3 with the SEC, which was declared effective by the SEC on May 4, 2022, pursuant to which we registered for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the “2022 Form S-3.” The 2022 Form S-3 includes a prospectus covering up to approximately $132.0 million in ordinary shares that had not yet been issued or sold under our Sales Agreement with Jefferies. As of March 22, 2023 we have $430.0 million in securities available for issuance under the 2022 Form S-3, including approximately $132.0 million in ordinary shares available for issuance under our at-the-market equity program.

Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	For the Year Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(127,781)	$(88,993)
Net cash used in investing activities	(1,255)	(560)
Net cash provided by financing activities	67,188	55,828
Effect of foreign exchange rates on cash	(210)	(208)
Net decrease in cash, cash equivalents and restricted cash	$(62,058)	$(33,933)

Operating Activities

During 2022, operating activities used $127.8 million of cash, primarily due to our net loss of $161.8 million, partially offset by non-cash charges of $27.3 million and changes in our operating assets and liabilities of $6.7 million. The non-cash charges for 2022 related mainly to share-based compensation expense of $17.2 million and depreciation expense of $6.6 million. The largest change in operating assets and liabilities was a $9.3 million increase in accounts payable.

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

Investing Activities

During 2022, investing activities used $1.3 million of cash, primarily consisting of purchases of property and equipment. Additionally, we purchased $75.0 million of short-term investments during 2022, all of which matured in 2022.

During 2021, investing activities used $0.6 million of cash, consisting of purchases of property and equipment.

Financing Activities

During 2022, net cash provided by financing activities was $67.2 million, primarily due to the $65.5 million in net proceeds from the underwritten offering we completed in June 2022, which was comprised of sales of ordinary shares and pre-funded warrants. Additionally, there were $1.1 million in net proceeds from our at-the-market equity program.

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
•
whether and to what extent milestone events are achieved under our collaborations with Takeda and GSK or any potential future licensee or collaborator;
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

Adequate additional funds may not be available to us on acceptable terms when we need them, or at all. We do not currently have any committed external source of funds, except for possible future payments from Takeda or GSK under our collaborations with them. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing shareholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our shareholders. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute our shareholders’ ownership interests.

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

Contracts that are subject to this analysis generally relate to the following services: research and development services, manufacturing services, toxicology studies and clinical trial services. Once we have completed our analysis, we will record the estimated expense in the period for each contract and, depending on the invoicing activity related to each contract, we either have a prepayment or accrual as of the end of the period. We base our estimates on communications with internal study managers, our knowledge of the ongoing and past work at the CROs and CMOs, and communications and reporting from our CROs and CMOs, where applicable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates as well as, to a lesser extent, inflation and capital market risk.

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. Our cash and cash equivalents are comprised of funds held in checking accounts and money market accounts. Our short-term investments were comprised of term deposits which had fixed interest rates.

There were no short-term investments as of December 31, 2022 or 2021, as the $75.0 million of term deposits that constitute the Company’s short-term investments were purchased and all matured during the twelve months ended December 31, 2022.

Foreign Currency Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial condition, our results of operations or our cash flows. For the years ended December 31, 2022 and 2021, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows.

A hypothetical 10% change in foreign currency rates would not have a material impact on our historical financial position or results of operations. However, there can be no assurance that changes in foreign currency exchange rates will not have a material adverse impact on us in the future.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition, results of operations, or cash flows in the last two years. If global inflation trends continue, we expect appreciable increases in clinical trial, labor, and other operating costs.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

As a “non-accelerated filer,” we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, KPMG LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2022.

Item 9B. Other Information

Singapore Goods and Services Tax (“GST”) Rate

The Singapore GST rate was increased from 7% to 8% from January 1, 2023 and will be further increased to 9% from January 1, 2024. The issue or transfer of ownership of our ordinary shares would be exempt from GST, although the sale of our ordinary shares by a GST-registered investor may be considered to be a taxable supply subject to GST at 0% if certain conditions are met. Services consisting of arranging, brokering, underwriting or advising on the issue, allotment or transfer of ownership of our ordinary shares rendered by a GST-registered person to an investor belonging in Singapore for GST purposes in connection with the investor’s purchase, sale or holding of our ordinary shares will be subject to GST at the standard rate. Similar services rendered by a GST-registered person contractually to an investor belonging outside Singapore and for the direct benefit of an investor belonging outside Singapore or a GST-registered person in Singapore should generally, subject to the satisfaction of certain conditions, be subject to GST at 0%.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2023 Annual General Meeting of Shareholders, or the Proxy Statement, if the Proxy Statement is filed not later than 120 days after the end of our fiscal year ended December 31, 2022, in the sections titled “Management and Corporate Governance,” and “Code of Business Conduct and Ethics,” and is incorporated herein by reference. If the Proxy Statement is not filed within such 120-day period, the information required by this item will be contained in an amendment to this Annual Report on Form 10-K to be filed with the SEC, or the Form 10-K/A.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2022, the information required by this item will be contained in the Form 10-K/A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2022, the information required by this item will be contained in the Form 10-K/A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance – Director Independence” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2022, the information required by this item will be contained in the Form 10-K/A.

Item 14. Principal Accountant Fees and Services

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information set forth in the sections titled “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accounting Firm” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2022, the information required by this item will be contained in the Form 10-K/A.

Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

1. Financial Statements

See Index to Consolidated Financial Statements on page 121 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Constitution (formerly known as Memorandum of Association and Articles of Association)		Amendment No. 5 to Form S-1 (Exhibit 3.2)	11/10/2015	333-207379

4.1	Form of Specimen Ordinary Share Certificate		Amendment No. 3 to Form S-1 (Exhibit 4.1)	11/06/2015	333-207379
4.2	Description of Securities of the Registrant and Comparison of Shareholder Rights	X

4.3	Form of Pre-Funded Warrant		Form 8-K (Exhibit 4.1)	06/14/2022	001-37627

4.4.1	Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of August 14, 2015		Form S-1 (Exhibit 4.2)	10/09/2015	333-207379

4.4.2	Amendment No. 1 to Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of November 8, 2018		Form 10-Q (Exhibit 10.2)	11/09/2018	001-37627

4.5	Share Purchase Agreement by and between the Registrant and C.P. Pharmaceuticals International C.V., dated as of May 5, 2016		Form 10-Q (Exhibit 10.2)	08/15/2016	001-37627

Lease Agreements

10.1.1	Lease Agreement by and between Wave Life Sciences USA, Inc., the Registrant, and King 733 Concord LLC, dated as of April 6, 2015		Form S-1 (Exhibit 10.7)	10/09/2015	333-207379

10.1.2	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and CPI/King 733 Concord Owner, LLC, dated as of December 9, 2020		Form 10-K (Exhibit 10.5.2)	03/04/2021	001-37627

10.1.3	Second Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and CPI/King 733 Concord Owner, LLC, dated as of August 8, 2022		Form 10-Q (Exhibit 10.1)	08/11/2022	001-37627

10.2.1	Lease Agreement by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of September 26, 2016		Form 8-K (Exhibit 10.1)	01/06/2017	001-37627

10.2.2	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of December 31, 2016		Form 8-K (Exhibit 10.1)	01/06/2017	001-37627

Collaboration and License Agreements

10.3††	Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and GlaxoSmithKline Intellectual Property (No. 3), dated as of December 13, 2022	X

10.4	Share Purchase Agreement by and between Glaxo Group Limited and the Registrant, dated as of December 13, 2022	X

10.5	Investor Agreement by and between Glaxo Group Limited and the Registrant, dated as of January 26, 2023	X

10.6.1†	Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and Takeda Pharmaceutical Company Limited, dated as of February 19, 2018		Form 10-Q (Exhibit 10.1)	05/09/2018	001-37627

10.6.2	First Amendment to Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and Takeda Pharmaceutical Company Limited, dated as of August 4, 2020		Form 10-Q (Exhibit 10.3)	05/12/2022	001-37627

10.6.3††

Second Amendment to Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and Takeda Pharmaceutical Company Limited, dated as of October 15, 2021

			Form 10-K (Exhibit 10.3.2)	03/03/2022	001-37627

10.7	Share Purchase Agreement by and between Takeda Pharmaceutical Company Limited and the Registrant, dated as of February 19, 2018		Form 10-Q (Exhibit 10.2)	05/09/2018	001-37627

10.8	Investor Agreement by and between Takeda Pharmaceutical Company Limited and the Registrant, dated as of April 2, 2018		Form 10-Q (Exhibit 10.3)	05/09/2018	001-37627

Agreements with Executive Officers and Directors

10.9+	Form of Deed of Indemnity by and between the Registrant and each of its directors and certain of its officers		Form S-1 (Exhibit 10.11)	10/09/2015	333-207379

10.10+	Employment Agreement, as amended and restated, between the Registrant and Paul B. Bolno, dated as of May 8, 2020		Form 10-Q (Exhibit 10.1)	08/10/2020	333-207379

10.11+	Employment Agreement, as amended and restated, between the Registrant and Chandra Vargeese, dated as of May 8, 2020		Form 10-Q (Exhibit 10.2)	08/10/2020	333-207379

10.12+	Employment Agreement between the Registrant and Christopher Francis, Ph.D., dated as of November 8, 2022	X

10.13+	Employment Agreement between the Registrant and Michael Panzara, M.D. dated as of July 11, 2016		Form 10-Q (Exhibit 10.4)	11/09/2016	001-37627

10.14+	Employment Agreement, as amended and restated, between the Registrant and Kyle Moran, dated as of January 1, 2021		Form 10-K (Exhibit 10.15)	03/04/2021	001-37627

10.15+	Non-Employee Director Compensation Policy, as amended, effective as of August 15, 2022		Form 10-Q (Exhibit 10.1)	11/10/2022	001-37627

10.16+	Consulting Agreement by and between Ontorii, Inc. (now Wave Life Sciences USA, Inc.) and Gregory Verdine, dated as of April 1, 2012		Form S-1 (Exhibit 10.16)	10/09/2015	333-207379

10.17+	Nominee Director Fee Agreement by and between the Registrant and Miura & Associates Management Consultants Pte. Ltd., dated as of October 23, 2012		Form S-1 (Exhibit 10.17)	10/09/2015	333-207379

Equity and Other Compensation Plans

10.18+	Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Equity Plan”)		Form 10-Q (Exhibit 10.1)	11/09/2017	001-37627

10.19+	Wave Life Sciences Ltd. 2021 Equity Incentive Plan, as amended (the “2021 Equity Plan”)		Form 8-K (Exhibit 10.1)	08/15/2022	001-37627

10.20+	Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan, effective as of August 15, 2019		Form 10-Q (Exhibit 10.1)	11/05/2019	001-37627

10.21.1+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016		Form 10-Q (Exhibit 10.2)	11/09/2017	001-37627

10.21.2+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.23.3)	03/01/2019	001-37627

10.21.3+	Form of Non-qualified Share Option Agreement under the 2021 Equity Plan, effective as August 10, 2021		Form 10-K (Exhibit 10.3)	11/10/2021	001-37627

10.22.1+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of December 2014		Form S-8 (Exhibit 10.1)	12/17/2015	333-208598

10.22.2+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016		Form 10-Q (Exhibit 10.3)	11/09/2017	001-37627

10.23.1+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of June 16, 2016		Form 10-Q (Exhibit 10.4)	11/09/2017	001-37627

10.23.2+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.25.2)	03/01/2019	001-37627

10.23.3+	Form of Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of January 1, 2019		Form 10-Q (Exhibit 10.1)	05/10/2019	001-37627

10.23.4+	Form of Restricted Share Unit Agreement under the 2021 Equity Plan, effective as of August 10, 2021		Form 10-Q (Exhibit 10.4)	11/10/2021	001-37627

10.23.5+	Form of Amended and Restated 2019 Performance-Based Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of March 17, 2021		Form 10-Q (Exhibit 10.2)	05/13/2021	001-37627

10.23.6+	Form of 2021 Performance-Based Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of March 17, 2021		Form 10-Q (Exhibit 10.3)	05/13/2021	001-37627

10.24.1+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of June 21, 2017		Form 10-Q (Exhibit 10.5)	11/09/2017	001-37627

10.24.2+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.26.2)	03/01/2019	001-37627

10.24.3+	Form of Non-qualified Share Option Agreement for UK Participants under the 2021 Equity Plan, effective as of August 10, 2021		Form 10-Q (Exhibit 10.5)	11/10/2021	001-37627

10.24.4+	Form of Restricted Share Unit Agreement for UK Participants under the 2021 Equity Plan, effective as of August 10, 2021		Form 10-Q (Exhibit 10.6)	11/10/2021	001-37627

10.25.1	Form of Inducement Non-qualified Share Option Agreement		Form 10-Q (Exhibit 10.3)	08/10/2020	001-37627

10.25.2	Form of Inducement Restricted Share Unit Agreement		Form 10-Q (Exhibit 10.7)	11/10/2021	001-37627

10.26.1	Open Market Sale Agreement, dated as of May 10, 2019, by and between the Registrant and Jefferies LLC		Form S-3ASR (Exhibit 1.2)	05/10/2019	333-231382

10.26.2	Amendment No. 1 to Open Market Sale Agreement, dated as of March 2, 2020, by and between the Registrant and Jefferies LLC		POSASR (Exhibit 1.3)	03/02/2020	333-231382

10.26.3	Amendment No. 2, dated March 3, 2022, to the Open Market Sale Agreement, dated as of May 10, 2019, by and between Wave Life Sciences Ltd. and Jefferies LLC.		Form 8-K (Exhibit 10.1)	03/03/2022	001-37627

21.1	List of Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	03/12/2018	001-37627

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)	X

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)	X

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the	X

Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	The cover page for this Annual Report on Form 10-K for the year ended December 31, 2022 is contained in Exhibit 101 and has been formatted in Inline XBRL.	X

(*) The certification attached as Exhibit 32 that accompanies this Annual Report on Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Wave Life Sciences Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

(+) Indicates management contract or compensatory plan or arrangement.

(†) Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(††) Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) is the type that the Registrant treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wave Life Sciences Ltd.

Date: March 23, 2023	By:	/s/ Paul B. Bolno, M.D.
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

Signature	Title	Date

/s/ Paul B. Bolno, M.D. Paul B. Bolno, M.D.	President, Chief Executive Officer and Director (principal executive officer)	March 23, 2023

/s/ Kyle Moran Kyle Moran	Chief Financial Officer (principal financial officer and principal accounting officer)	March 23, 2023

/s/ Christian Henry Christian Henry	Chairman of the Board of Directors	March 23, 2023

/s/ Gregory L. Verdine, Ph.D. Gregory L. Verdine, Ph.D.	Director	March 23, 2023

/s/ Peter Kolchinsky, Ph.D. Peter Kolchinsky, Ph.D.	Director	March 23, 2023

/s/ Aik-Na Tan Aik-Na Tan	Director	March 23, 2023

/s/ Adrian Rawcliffe Adrian Rawcliffe	Director	March 23, 2023

/s/ Ken Takanashi Ken Takanashi	Director	March 23, 2023

/s/ Mark H. N. Corrigan, M.D. Mark H. N. Corrigan, M.D.	Director	March 23, 2023

/s/ Heidi L. Wagner Heidi L. Wagner	Director	March 23, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Wave Life Sciences Ltd.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wave Life Sciences Ltd. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, Series A preferred shares and shareholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

March 23, 2023

WAVE LIFE SCIENCES LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$88,497	$150,564
Prepaid expenses	7,932	6,584
Other current assets	2,108	5,416
Total current assets	98,537	162,564
Long-term assets:
Property and equipment, net	17,284	22,266
Operating lease right-of-use assets	26,843	18,378
Restricted cash	3,660	3,651
Other assets	62	148
Total long-term assets	47,849	44,443
Total assets	$146,386	$207,007
Liabilities, Series A preferred shares and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$16,915	$7,281
Accrued expenses and other current liabilities	17,552	14,861
Current portion of deferred revenue	31,558	37,098
Current portion of operating lease liability	5,496	4,961
Total current liabilities	71,521	64,201
Long-term liabilities:
Deferred revenue, net of current portion	79,774	77,479
Operating lease liability, net of current portion	32,118	24,955
Other liabilities	190	—
Total long-term liabilities	112,082	102,434
Total liabilities	$183,603	$166,635
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at December 31, 2022 and 2021	$7,874	$7,874
Shareholders’ equity (deficit):
Ordinary shares, no par value; 86,924,643 and 59,841,116 shares issued and outstanding at December 31, 2022 and 2021, respectively	$802,833	$749,851
Additional paid-in capital	119,442	87,980
Accumulated other comprehensive income (loss)	(29)	181
Accumulated deficit	(967,337)	(805,514)
Total shareholders’ equity (deficit)	(45,091)	32,498
Total liabilities, Series A preferred shares and shareholders’ equity (deficit)	$146,386	$207,007

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2022	2021
Revenue	$3,649	$40,964
Operating expenses:
Research and development	115,856	121,875
General and administrative	50,513	46,105
Total operating expenses	166,369	167,980
Loss from operations	(162,720)	(127,016)
Other income, net:
Dividend income and interest income, net	1,571	30
Other income, net	7	4,537
Total other income, net	1,578	4,567
Loss before income taxes	(161,142)	(122,449)
Income tax benefit (provision)	(681)	204
Net loss	$(161,823)	$(122,245)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(2.05)	$(2.36)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	78,855,810	51,825,566

Other comprehensive income (loss):
Net loss	$(161,823)	$(122,245)
Foreign currency translation	(210)	(208)
Comprehensive loss	(162,033)	(122,453)

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In- Capital	Comprehensive Income (Loss)	Accumulated Deficit	Shareholders’ Equity (Deficit)
Balance at December 31, 2020	3,901,348	$7,874	48,778,678	$694,085	$71,573	$389	$(683,269)	$82,778
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	10,740,915	54,908	—	—	—	54,908
Share-based compensation	—	—	—	—	16,407	—	—	16,407
Vesting of RSUs	—	—	177,279	—	—	—	—	—
Option exercises	—	—	51,957	250	—	—	—	250
Issuance of ordinary shares under the ESPP	—	—	92,287	608	—	—	—	608
Other comprehensive loss	—	—	—	—	—	(208)	—	(208)
Net loss	—	—	—	—	—	—	(122,245)	(122,245)
Balance at December 31, 2021	3,901,348	$7,874	59,841,116	$749,851	$87,980	$181	$(805,514)	$32,498
Issuance of ordinary shares, net of offering costs	—	—	25,464,483	51,220	—	—	—	51,220
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	458,092	1,167	—	—	—	1,167
Issuance of pre-funded warrants, net of offering costs	—	—	—	—	14,268	—	—	14,268
Share-based compensation	—	—	—	—	17,194	—	—	17,194
Vesting of RSUs	—	—	904,891	—	—	—	—	—
Option exercises	—	—	90,000	223	—	—	—	223
Issuance of ordinary shares under the ESPP	—	—	166,061	372	—	—	—	372
Other comprehensive loss	—	—	—	—	—	(210)	—	(210)
Net loss	—	—	—	—	—	—	(161,823)	(161,823)
Balance at December 31, 2022	3,901,348	$7,874	86,924,643	$802,833	$119,442	$(29)	$(967,337)	$(45,091)

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(161,823)	$(122,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	3,540	2,352
Depreciation of property and equipment	6,574	7,483
Share-based compensation expense	17,194	16,407
Loss on disposal of property and equipment	12	—
Changes in operating assets and liabilities:
Accounts receivable	—	30,000
Prepaid expenses	(1,348)	3,850
Other assets	3,394	(338)
Accounts payable	9,348	(6,567)
Accrued expenses and other current liabilities	2,691	2,890
Deferred revenue	(3,245)	(18,464)
Operating lease liabilities	(4,308)	(3,887)
Other non-current liabilities	190	(474)
Net cash used in operating activities	(127,781)	(88,993)
Cash flows from investing activities
Purchases of property and equipment	(1,361)	(560)
Proceeds from the sale of property and equipment	106	—
Purchase of short-term investments	(75,044)	—
Proceeds from the maturity of short-term investments	75,044	—
Net cash used in investing activities	(1,255)	(560)
Cash flows from financing activities
Proceeds from issuance of ordinary shares, net of offering costs	51,220	—
Proceeds from issuance pre-funded warrants, net of offering costs	14,268	—
Proceeds from issuance of ordinary shares pursuant to the at-the-market equity program, net	1,105	54,970
Proceeds from the exercise of share options	223	250
Proceeds from the ESPP	372	608
Net cash provided by financing activities	67,188	55,828
Effect of foreign exchange rates on cash	(210)	(208)
Net decrease in cash, cash equivalents and restricted cash	(62,058)	(33,933)
Cash, cash equivalents and restricted cash, beginning of period	154,215	188,148
Cash, cash equivalents and restricted cash, end of period	$92,157	$154,215
Supplemental disclosure of cash flow information:
Increase in operating lease right-of-use assets and lease liabilities related to new lease	$12,006	$4,498

The accompanying notes are an integral part of the consolidated financial statements.

Wave Life Sciences Ltd.

Notes to Consolidated Financial Statements

1. THE COMPANY

Organization

Wave Life Sciences Ltd. (together with its subsidiaries, “Wave” or the “Company”) is a clinical-stage genetic medicines company committed to delivering life-changing treatments for people battling devastating diseases. Using PRISM, Wave’s proprietary discovery and drug development platform that enables the precise design, optimization, and production of novel stereopure oligonucleotides, Wave is working to develop best- or first-in-class medicines that target the transcriptome (the full set of ribonucleic acid (“RNA”) molecules produced from the human genome) to treat genetically defined diseases with a high degree of unmet need.

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

The Company’s primary activities since inception have been developing and evolving PRISM to design, develop and commercialize oligonucleotide therapeutics, advancing the Company’s differentiated portfolio, building the Company’s research, development and manufacturing capabilities, advancing programs into the clinic, furthering clinical development of such clinical-stage programs, building the Company’s intellectual property, and assuring adequate capital to support these activities.

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

As of December 31, 2022, the Company had cash and cash equivalents of $88.5 million. Subsequent to December 31, 2022, the Company received $170.0 million in cash, of which $120.0 million was an upfront payment under the GSK Collaboration Agreement (as defined in note 14) and $50.0 million was the GSK Equity Investment (as defined in note 14). The Company expects that its existing cash and cash equivalents will be sufficient to fund its operations for at least the next twelve months. The Company has based this expectation on assumptions that may prove to be incorrect, and the Company may use its available capital resources sooner than it currently expects. If the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be further reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. In addition, the Company may elect to raise additional funds before it needs them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if the Company expects it has sufficient funds for its current or future operating plans.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid securities with maturities of three months or less from the date of purchase to be cash equivalents. The Company's cash and cash equivalents are comprised of funds held in checking and money market accounts.

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

Going Concern

At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is required to make certain additional disclosures if the Company concludes substantial doubt exists and it is not alleviated by the Company’s plans or when the Company’s plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs and comparing those needs to the current cash and cash equivalent balance.

Foreign Currency Translation

The functional currency is the U.S. dollar for all of the Company’s entities aside from Wave Japan, which has the Japanese Yen as its functional currency. Assets and liabilities of Wave Japan are translated at period end exchange rates while revenues and expenses of Wave Japan are translated at average exchange rates for the period. Net unrealized gains and losses from foreign currency translation are reflected as other comprehensive income (loss) within the consolidated statements of Series A preferred shares and shareholders’ equity (deficit) and the consolidated statements of operations and comprehensive loss. Gains and losses on foreign currency transactions are included in the consolidated statements of operations and comprehensive loss within other income, net.

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

Cash, cash equivalents and restricted cash are Level 1 assets which are comprised of funds held in checking and money market accounts. Short-term investments are Level 2 assets which are comprised of term deposits. Cash, cash equivalents and restricted cash were recorded at fair value as of December 31, 2022 and 2021, totaling $92.2 million and $154.2 million, respectively. There were no short-term investments as of December 31, 2022 or 2021, as the $75.0 million of term deposits that constitute the Company’s short-term investments were all purchased and reached maturity during the twelve months ended December 31, 2022. The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

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

Restricted Cash

Restricted cash consists primarily of cash placed in separate restricted bank accounts as required under the terms of the Company’s lease agreements for its Cambridge, Massachusetts and Lexington, Massachusetts facilities (refer to Note 8). As of December 31, 2022 and 2021, the Company had $3.7 million of restricted cash, of which $2.7 million related to the Lexington facility and $1.0 million related to the Cambridge facility.

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

Net Loss per Share

Basic net loss per share is computed using the weighted-average number of ordinary shares outstanding during the period. The outstanding Pre-Funded Warrants (as defined in note 6) are included in the weighted-average number of ordinary shares outstanding used in the calculation of basic net loss per share as the exercise price is negligible and the warrants are fully vested and exercisable. Diluted net loss per share is computed using the sum of the weighted-average number of ordinary shares outstanding during the period and, if dilutive, the weighted-average number of potential ordinary shares, including the assumed exercise of share options and the assumed vesting of RSUs (as defined in note 7).

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

Share-Based Compensation

The Company measures and recognizes share-based compensation expense, for both employee and director option awards, based on the grant date fair value of the awards. The Company calculates the fair value of restricted share unit awards based on the grant date fair value of the underlying ordinary shares. The Company determines the fair value of share-based awards granted to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Equity instruments issued to non-employees as consideration for goods or services received by the Company have been accounted for based on the fair value of the equity instruments issued. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The Company accounts for forfeitures as they occur.

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

Accounting Pronouncements

There were no recently issued or adopted accounting pronouncements that would have a material impact on the Company's consolidated financial statements.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	December 31,
	2022	2021
	(in thousands)
Furniture and equipment	$25,509	$25,657
Software	890	817
Leasehold improvements	28,413	27,994
Fixed assets in progress	318	28
Total	55,130	54,496
Less accumulated depreciation	(37,846)	(32,230)
Property and equipment, net	$17,284	$22,266

Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2022 and 2021.

Depreciation expense was $6.6 million and $7.5 million for the years ended December 31, 2022 and 2021, respectively.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2022	2021
	(in thousands)
Accrued compensation	$12,287	$10,181
Accrued expenses related to CROs and CMOs	3,516	3,571
Accrued expenses and other current liabilities	1,749	1,109
Total accrued expenses and other current liabilities	$17,552	$14,861

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

On October 15, 2021, Wave USA, Wave UK and Takeda entered into the Second Amendment to the Takeda Collaboration Agreement (the “Amendment”), which discontinued the Category 2 component of the Takeda Collaboration. The Category 1 Programs under the Collaboration Agreement remain in effect and are unchanged by the Amendment. Pursuant to the Amendment, Takeda agreed to pay the Company an additional $22.5 million as full payment for reimbursable Category 2 Programs collaboration-budgeted research and preclinical expenses. The Company received this payment from Takeda related to the Category 2 component and recognized the full amount as collaboration revenue in the year ended December 31, 2021. During the year ended December 31, 2021, in addition to the revenue recognized related to the Amendment, the Company recognized another $18.5 million of collaboration revenue related to services pertaining to the Category 1 Programs and Category 2 Programs.

During the years ended December 31, 2022 and 2021, the Company recognized revenue of approximately $3.3 million and $41.0 million, respectively, under the Takeda Collaboration Agreement in the Company’s consolidated statements of operations and comprehensive loss. Through December 31, 2022, the Company had recognized revenue of $81.2 million under the Takeda Collaboration Agreement as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue as of December 31, 2022 and 2021, was $111.3 million and $114.6 million, respectively. The deferred revenue included in current liabilities as of December 31, 2022 and 2021, was approximately $31.6 million and $37.1 million, respectively. The deferred revenue included in long-term liabilities as of December 31, 2022 and 2021, was $79.8 million and approximately $77.5 million, respectively. The increase in the long-term portion of deferred revenue was due to an increase in the period over which certain Category 1 Program performance obligations are expected to be satisfied, which led to a corresponding decrease to the current portion of deferred revenue as of December 31, 2022. Additionally, the current portion of deferred revenue decreased from December 31, 2021 to December 31, 2022 due to revenue recognized during the year ended December 31, 2022. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the research and development services for each Category 1 Program as costs are incurred over the remaining research term. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the material right for each Category 1 Program option upon Takeda’s exercise of such option, or immediately as each option expires unexercised.

6. SHARE CAPITAL

The following represents the Company’s financing transactions during the years ended December 31, 2022 and 2021:

•
The Company entered into an open market sales agreement with Jefferies LLC in May 2019, as amended in March 2020 and March 2022, for its at-the-market equity program. During the year ended December 31, 2021, the Company sold 10,740,915 ordinary shares under its at-the-market equity program for aggregate net proceeds of $54.9 million after deducting commissions and offering expenses. During the year ended December 31, 2022, the Company sold 458,092 ordinary shares under its at-the-market equity program for aggregate net proceeds of $1.2 million after deducting commissions and offering expenses.
•
On June 16, 2022, the Company closed an underwritten offering (the “June 2022 Offering”) in which the Company issued and sold 25,464,483 of the Company’s ordinary shares at a price of $2.15 per share and pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 7,093,656 of the Company’s ordinary shares at an offering price of $2.1499 per Pre-Funded Warrant, which represents the per share offering price for the ordinary shares less the $0.0001 per share exercise price for each Pre-Funded Warrant. These Pre-Funded Warrants were recorded as a component of shareholders’ equity within additional paid-in capital. The gross proceeds to the Company from the June 2022 Offering were $70.0 million before deducting underwriting discounts and commissions and other offering expenses. The net proceeds to the Company from the June 2022 Offering were approximately $65.5 million after deducting underwriting commissions and offering expenses. The Pre-Funded Warrants are exercisable at any time after their original issuance and on or prior to the five-year anniversary of the original issuance date. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 19.99% of the number of the Company’s ordinary shares outstanding or more than 19.99% of the combined voting power of the Company’s securities outstanding immediately after giving effect to such exercise, unless and until shareholder approval is obtained.

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

As of December 31, 2022, 6,339,480 ordinary shares remained available for future grant under the 2021 Plan. In accordance with Nasdaq Listing Rule 5635(c)(4), the board of directors or a committee of the board may also issue inducement grants outside of the 2021 Plan, material to an individual's entering into employment with the Company.

Options and RSUs

Share option activity is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding as of January 1, 2022	6,958,160	$10.22
Granted	3,844,242	3.16
Exercised	(90,000)	2.48
Forfeited or cancelled	(1,030,348)	7.90
Outstanding as of December 31, 2022	9,682,054	$7.73	7.06	$25,032
Options exercisable as of December 31, 2022	4,051,769	$13.11	4.77	$5,994

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

The assumptions used in the Black-Scholes option pricing model to determine the fair value of share options granted to employees during the period were as follows:

	For the Year Ended December 31,
	2022	2021
Risk-free interest rate	1.35% – 4.23%	0.42% – 1.34%
Expected term (in years)	3.0 – 6.1	3.0 – 6.1
Expected volatility	63% – 96%	71% – 86%
Expected dividend yield	0%	0%

In October 2022, the compensation committee of the Company’s board of directors granted Dr. Verdine, one of the Company’s founders and a member of the Company’s board of directors, a non-qualified share option for 163,467 ordinary shares as form of payment under Dr. Verdine’s consulting agreement for scientific advisory services (as described in Note 13) for the service period of October 1, 2022 through December 31, 2024, the vesting of which is subject to Dr. Verdine’s continued service under the consulting agreement. This was the only non-employee grant made during the year ended December 31, 2022 and there were no options granted to non-employees during the year ended December 31, 2021.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of share options granted to non-employees during the period were as follows:

Year Ended December 31, 2022
Risk-free interest rate	4.29%
Expected term (in years)	2.5
Expected volatility	99%
Expected dividend yield	0%

RSU activity for the year ended December 31, 2022 is summarized as follows:

	RSUs	Average Grant Date Fair Value (in dollars per share)
Outstanding as of January 1, 2022	1,875,350	$13.70
Granted	143,700	2.94
Vested	(904,891)	14.20
Forfeited	(179,817)	17.04
RSUs Outstanding at December 31, 2022	934,342	$10.94

RSUs can be time-based or performance-based. Vesting of the performance-based RSUs is contingent on the occurrence of certain regulatory or commercial milestones. In March 2021, the Compensation Committee approved an amendment and restatement of the Company’s outstanding 2019 performance-based RSUs to add an additional milestone to the existing milestones. In 2021, the Company also granted performance-based RSUs with the same terms to certain employees who did not receive the 2019 performance-based RSUs. The Company did not recognize expense in 2021 related to the performance-based RSUs as the related milestones were not considered probable of achievement. In April 2022, the Company determined that a performance-based RSU milestone was achieved and consequently 50% of the outstanding performance-based RSUs vested, which resulted in the issuance of 384,646 ordinary shares. During the year ended December 31, 2022, the Company recorded share-based compensation expense of approximately $3.8 million, which represents all of the expense related to the achievement of this performance-based RSU milestone. The Company did not recognize any expense related to the other performance-based RSU milestones, as the remaining milestones were not considered probable of achievement as of December 31, 2022.

RSUs that are forfeited are available to be granted again. During the year ended December 31, 2022, 143,700 time-based RSUs were granted to employees. Of the RSUs outstanding at December 31, 2022, 607,764 are time-based RSUs and 326,578 are performance-based RSUs. Time-based RSUs generally vest over periods of one to four years.

As of December 31, 2022, the unrecognized compensation cost related to outstanding options was $9.7 million. The unrecognized compensation cost related to outstanding options is expected to be recognized over a weighted-average period of approximately 2.3 years. For the years ended December 31, 2022 and 2021, the weighted-average grant date fair value per granted option was $2.06 and $3.48, respectively. The aggregate fair value of options that vested during the years ended December 31, 2022 and 2021 was $6.9 million and $5.7 million, respectively. The unrecognized compensation costs related to outstanding time-based RSUs was $1.7 million as of December 31, 2022, and is expected to be recognized over a weighted-average period of approximately 1.3 years. The total fair value of RSUs vested during the years ended December 31, 2022 and 2021 was $1.3 million and $1.7 million, respectively.

Employee Share Purchase Plan

The Wave Life Sciences Ltd. Employee Share Purchase Plan (“ESPP”) allows full-time and certain part-time employees to purchase the Company’s ordinary shares at a discount to fair market value. Eligible employees may enroll in a six-month offering period beginning every January 15th and July 15th. Shares are purchased at a price equal to 85% of the lower of the fair market value of the Company’s ordinary shares on the first business day or the last business day of an offering period. During the years ended

December 31, 2022 and 2021, 166,061 and 92,287 ordinary shares were issued under the ESPP, respectively. As of December 31, 2022, there were 716,413 ordinary shares available for issuance under the ESPP.

Share-Based Compensation Expense

Share-based compensation expense for the years ended December 31, 2022 and 2021 is classified as operating expenses in the consolidated statements of operations and comprehensive loss as follows:

	For the Year Ended December 31,
	2022	2021
	(in thousands)
Research and development expenses	$7,467	$7,267
General and administrative expenses	9,727	9,140
Total share-based compensation expense	$17,194	$16,407

Of the total share-based compensation expense recorded for the year ended December 31, 2022, less than $0.1 million related to non-employee option grants, all of which is included in research and development expenses on the consolidated statements of operations and comprehensive loss. There was no share-based compensation expense recorded for the year ended December 31, 2021 related to options granted to non-employees.

8. LEASES

Lease Arrangements

The Company enters into lease arrangements for its facilities. A summary of the arrangements is as follows:

Operating Leases

Lexington

On September 26, 2016, and as amended on December 31, 2016, the Company entered into a 10 year and 9-month lease, which includes two successive five-year renewal options, for its facility in Lexington, Massachusetts, which the Company uses primarily for its current good manufacturing practices (“cGMP”) manufacturing, as well as for additional laboratory and office space. As there is not reasonable certainty that the renewal options will be exercised, the lease liabilities and the right-of-use assets pertaining to the Lexington Lease do not account for the two successive five-year renewal options. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. As required under the terms of the lease agreement, the Company has placed restricted cash of approximately $2.7 million in a separate bank account as of December 31, 2022 and 2021.

Cambridge

In April 2015, the Company entered into a lease agreement for an office and laboratory facility in Cambridge, Massachusetts (the “Cambridge Lease”), which commenced in October 2015 with a term of 7.5 years with a five-year renewal option to extend the lease. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. As required under the terms of the lease agreement, the Company has placed restricted cash of $1.0 million in a separate bank account as of December 31, 2022 and 2021.

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

In June 2022, the Company exercised the five-year renewal option under the Cambridge Lease to extend the lease term through March 2028 (the “Cambridge Lease Extension”). Therefore, as required by ASC 842, the Company calculated an incremental borrowing rate of 10.53% and remeasured the right-of-use asset and the lease liabilities related to the Cambridge Lease Extension. As a result, an additional $12.0 million of operating right-of-use asset and corresponding operating lease liabilities were recorded relating to the Cambridge Lease Extension.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
	2022	2021
	(in thousands)
Lease cost
Operating lease cost	$6,458	$4,742
Variable lease cost	2,508	2,150
Total lease cost	$8,966	$6,892

Other information
Operating cash flows used for operating leases	$7,226	$6,275
Increase in operating right-of-use assets	$12,006	$4,498
Operating lease liabilities arising from obtaining right-of-use assets	$12,006	$4,498
Weighted average remaining lease term	5 years	5.5 years
Weighted average discount rate	9.2%	8.4%

Future minimum lease payments under the Company’s non-cancelable operating leases as of December 31, 2022, are as follows:

As of December 31, 2022
(in thousands)
2023	$8,655
2024	9,311
2025	9,591
2026	9,584
2027	8,987
Thereafter	886
Total lease payments	$47,014
Less: imputed interest	(9,400)
Total operating lease liabilities	$37,614

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

10. NET LOSS PER ORDINARY SHARE

Basic loss per share is computed by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding:

	Year Ended December 31,
	2022	2021
	(in thousands except share and per share data)
Numerator:
Net loss attributable to ordinary shareholders	$(161,823)	$(122,245)
Denominator:
Weighted-average ordinary shares outstanding	78,855,810	51,825,566
Net loss per share, basic and diluted	$(2.05)	$(2.36)

As of December 31, 2022, there were 7,093,656 vested and exercisable Pre-Funded Warrants outstanding to purchase ordinary shares for the exercise price of $0.0001 per share. The Pre-Funded Warrants are included in the weighted-average shares outstanding used in the calculation of basic net loss per share as the exercise price is negligible and the warrants are fully vested and exercisable.

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

The following potential ordinary shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2022	2021
Options to purchase ordinary shares	9,682,054	6,958,160
RSUs	934,342	1,875,350
Series A preferred shares	3,901,348	3,901,348

11. INCOME TAXES

The components of loss before income taxes were as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Singapore	$(8,714)	$(10,842)
Rest of world	(152,428)	(111,607)
Loss before income taxes	$(161,142)	$(122,449)

During the years ended December 31, 2022 and 2021, the Company recorded an income tax provision of $0.7 million and an income tax benefit of $0.2 million, respectively. The income tax provision for the year ended December 31, 2022 was primarily due to the requirement under the Tax Cuts and Jobs Act of 2017 for taxpayers to capitalize and amortize research and development expenditures over five or fifteen years pursuant to Section 174 of the Internal Revenue Code of 1986, as amended (the “Code”), partially offset by the utilization of net operating losses subject to the Section 382 limitation discussed below. The income tax benefit for the year ended December 31, 2021 was primarily due to the release of a portion of the Company’s uncertain tax positions as a result of a lapse in the statute of limitations.

The components of the benefit (provision) for income taxes were as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Current benefit (provision) for income taxes:
Singapore	$—	$—
Rest of world	(681)	204
Total current benefit (provision) for income taxes	$(681)	$204
Deferred benefit for income taxes:
Singapore	$—	$—
Rest of world	—	—
Total deferred benefit (provision) for income taxes	$—	$—
Total benefit (provision) for income taxes	$(681)	$204

A reconciliation of the Singapore statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Singapore statutory income tax rate	17.0%	17.0%
Federal and state tax credits	3.3	5.1
Permanent differences	0.1	(2.6)
Changes in reserves for uncertain tax positions	0.4	(2.1)
Foreign rate differential	8.8	6.3
Tax rate change	—	12.5
Other	(1.0)	(1.1)
Change in deferred tax asset valuation allowance	7.3	(34.9)
Deferred tax adjustments	(36.3)	—
Effective income tax rate	(0.4)%	0.2%

The components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$158,413	$170,997
Federal and state tax credits	368	40,163
Share-based compensation	7,265	7,194
Accumulated amortization	782	872
Operating lease liabilities	10,276	8,173
Deferred revenue	16,786	13,546
Capitalized research and development	36,643	—
Other	3,164	2,351
Total deferred tax assets	233,697	243,296
Valuation allowance	(226,273)	(238,170)
Net deferred tax assets	7,424	5,126
Deferred tax liabilities:
Operating lease right-of-use assets	(7,333)	(5,021)
Accumulated depreciation	(86)	(98)
Other	(5)	(7)
Total deferred tax liabilities	(7,424)	(5,126)
Net deferred tax assets (liabilities)	$—	$—

A roll-forward of the valuation allowance for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Balance at beginning of year	$238,170	$195,381
Increase in valuation allowance	3,134	42,886
Decrease in valuation allowance	(14,934)	—
Effect of foreign currency translation	(97)	(97)
Balance at end of year	$226,273	$238,170

As of December 31, 2022, the Company had federal net operating loss carryforwards in the United States of $272.4 million, of which $271.6 million may be available to offset future income tax liabilities indefinitely, while $0.8 million of carryforwards that were in existence as of December 31, 2017 may offset future income tax liabilities up through 2037. As of December 31, 2022, the Company had state net operating loss carryforwards of $43.9 million that will begin to expire in 2038. As of December 31, 2022 and 2021, the Company had U.S. federal research and development tax credit carryforwards of approximately $0.2 million and $12.8 million, respectively, available to offset future U.S. federal income taxes and will begin to expire in 2042. As of December 31, 2022 and 2021, the Company had state research and development tax credit carryforwards of approximately $0.2 million and $9.1 million, respectively, available to offset future state income taxes and will begin to expire in 2037, and no longer had state investment tax credit carryforwards. As of December 31, 2022, the Company no longer had a U.S. orphan drug credit carryforward.

As of December 31, 2022 and 2021, the Company had net operating loss carryforwards in Japan of $2.3 million and $2.7 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2023.

As of December 31, 2022 and 2021, the Company had net operating loss carryforwards in Singapore of $111.2 million and $189.2 million, respectively, which may be available to offset future income tax liabilities and can be carried forward indefinitely.

As of December 31, 2022 and 2021, the Company had net operating loss carryforwards in the United Kingdom of $314.5 million and $254.3 million, respectively, which may be available to offset future income tax liabilities and can be carried forward indefinitely.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets. As of December 31, 2022, management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets in all jurisdictions. Accordingly, a full valuation allowance has been established against those deferred tax assets as of December 31, 2022.

The valuation allowance decreased by approximately $11.9 million in 2022. The decrease in the valuation allowance for 2022 was primarily a result of the 2022 Section 382 limitation on the Company's utilization of its federal and state tax credits and state net operating losses before their expiration. The Company may release this valuation allowance when management determines that it is more-likely-than-not that the deferred tax assets will be realized. Any release of valuation allowance will be recorded as a tax benefit either increasing net income or decreasing net loss.

The Company’s reserves related to taxes and its accounting for uncertain tax positions are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more-likely-than-not to be realized following resolution of any potential contingencies present related to the tax benefit.

A summary of activity in the Company’s unrecognized tax benefits is as follows:

	2022	2021
	(in thousands)
Unrecognized tax benefit at the beginning of the year	$19,864	$18,416
Tax positions related to prior years	(7,320)	(56)
Tax positions related to statute lapse	—	(575)
Tax positions related to the current year	1,401	2,079
Unrecognized tax benefit at the end of the year	$13,945	$19,864

As of December 31, 2022 and 2021, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was $13.9 million and $19.9 million, respectively. At December 31, 2022, $0.2 million of the net unrecognized tax benefits would affect the Company’s annual effective tax rate if recognized.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by various tax authorities in the United States, Japan, Singapore and the United Kingdom. Tax years from 2019 to the present are still open to examination in the United States, from 2017 to the present in Japan, from 2018 to the present in Singapore and from 2021 to the present in the United Kingdom. To the extent that the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the tax authorities to the extent utilized in a future period.

In October 2022, the Inland Revenue Authority of Singapore (“IRAS”) completed its examination of the Company’s corporate income tax returns for the 2016 and 2017 tax years. The Company received notice of adjustments from IRAS indicating that certain R&D expenses are temporarily disallowed until the Company recognizes income related to the R&D initiatives. As a result of the final assessments made by IRAS, the Company reclassified $14.9 million of its net operating loss carryforward deferred tax assets to capitalized research and development deferred tax assets that remained subject to a full valuation allowance.

As of December 31, 2022 and 2021, $44.1 million and $21.1 million, respectively, of cash and cash equivalents were held by the subsidiaries outside of Singapore. The Company does not provide for Singapore income tax or foreign withholding taxes on foreign unrepatriated earnings, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries. If the Company decides to change this assertion in the future to repatriate any additional foreign earnings, the Company may be required to accrue and pay taxes. Because of the complexity of Singapore and foreign tax rules applicable to the distribution of earnings from foreign subsidiaries to Singapore, the determination of the unrecognized deferred tax liability on these earnings is not practicable.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards in the United States may be subject to a substantial annual limitation under Section 382 of the Code, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the shares of a corporation by more than 50% over a three-year period. In 2018, 2020 and 2022, the Company completed studies to assess whether an ownership change had occurred or whether there have been multiple ownership changes since its formation. The results of the 2018 study indicated that the Company experienced an ownership change as defined by Section 382 of the Code. Based on the results of the 2018 study, management had determined that the limitations will not have a material impact on the Company’s ability to utilize its net operating losses and research and development credit carryforwards to offset future tax liabilities. The results of the 2020 study indicated that the Company did not experience an ownership change since the 2018 study. The results of the 2022 study indicated that the Company experienced an ownership change and will be limited in its ability to utilize net operating losses and its research and development credit carryforwards in the 2022 tax year and going forward. Based on the 2022 study, $46.8 million of federal and state tax credits and $218.2 million of state net operating losses will expire unutilized. Should one or more ownership changes occur in the future, the Company’s ability to utilize its net operating losses and research and development credit carryforwards may be further limited.
12. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) retirement and savings plan (the “401(k) Plan”) covering employees of Wave USA. The 401(k) Plan allows employees to make contributions up to the maximum allowable amount set by the Internal Revenue Service. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. The Company made contributions of $1.1 million and $1.0 million in the years ended December 31, 2022 and 2021, respectively.

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

14. SUBSEQUENT EVENTS

GSK Collaboration Agreement and GSK Equity Investment

On December 13, 2022, Wave USA and Wave UK entered into a Collaboration and License Agreement (the “GSK Collaboration Agreement”) with GlaxoSmithKline Intellectual Property (No. 3) (“GSK”). Pursuant to the GSK Collaboration Agreement, Wave and GSK have agreed to collaborate on the research, development, and commercialization of oligonucleotide therapeutics, including an exclusive global license to WVE-006. The discovery collaboration has an initial four-year research term and combines Wave’s proprietary discovery and drug development platform, PRISM, with GSK’s unique insights from human genetics and its global development and commercial capabilities. The GSK Collaboration Agreement became effective as of January 27, 2023, following the completion of customary closing conditions.

In connection with the parties’ entry into the GSK Collaboration Agreement, Wave entered into a share purchase agreement on December 13, 2022 with Glaxo Group Limited (“GGL”), an affiliate of GSK, pursuant to which Wave agreed to sell to GGL 10,683,761 of its ordinary shares at a purchase price of $4.68 per share (the “GSK Equity Investment”). The GSK Equity Investment closed on January 26, 2023, following the completion of customary closing conditions.

Subsequent to December 31, 2022 and in respect to the above referenced transactions, Wave received $170.0 million in cash, of which $120.0 million was an upfront payment under the GSK Collaboration Agreement and $50.0 million was the GSK Equity Investment.