Form 10-K/A
period 2022-12-31
Wave Life Sciences Ltd.
filed 2023-04-28
CIK 1631574

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
The number of outstanding ordinary shares of the registrant as of March 24, 2023 was 98,104,844.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Amendment”) amends the Annual Report on
Form 10-K
of Wave Life Sciences Ltd. (the “Company,” “we,” “our,” “us” or “Wave”) for the fiscal year ended December 31, 2022, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2023 (the “Original
10-K”).
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
Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ. These risks, uncertainties and other factors include, among other things, the ability of our preclinical studies to produce data sufficient to support the filing of global clinical trial applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results and timing of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may

i

affect the initiation, timing and progress of clinical trials; our effectiveness in managing current and future clinical trials and regulatory processes; the success of our platform in identifying viable candidates; the continued development and acceptance of nucleic acid therapeutics as a class of drugs; our ability to demonstrate the therapeutic benefits of our stereopure candidates in clinical trials, including our ability to develop candidates across multiple therapeutic modalities; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to fund our operations and to raise additional capital as needed; competition from others developing therapies for similar uses; the severity and duration of the
COVID-19
pandemic; the
COVID-19
pandemic, and variants thereof, may negatively impact the conduct of, and the timing of enrollment, completion and reporting with respect to, our clinical trials; any other impacts on our business as a result of or related to the
COVID-19
pandemic; any impacts on our business of the conflict involving Russia and Ukraine, global economic uncertainty, rising inflation, rising interest rates or market disruptions on our business; and our critical accounting policies, as well as other risks and uncertainties under the “Risk Factors” section of the Original
10-K
and in other filings we make with the SEC”.
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
Board of Directors
Pursuant to our Constitution, there is no maximum number of directors that may hold office at any time. Our Board of Directors (our “Board”) currently consists of nine members and each of our directors is elected annually. Our Constitution requires that each of our directors retire at each annual general meeting of our shareholders, and each retiring director is then eligible for re-election.
Pursuant to the Companies Act 1967 of Singapore (the “Singapore Companies Act”) and our Constitution, our Board must have at least one director who is ordinarily resident in Singapore. Aik Na Tan is currently our Singapore resident director.
Set forth below are the names of our directors, their ages as of March 24, 2023, their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which they hold or have held directorships during at least the past five years. In addition, information about the specific experience, qualifications, attributes or skills that led to our Board’s conclusion at the time of filing of this Amendment that each person listed below should serve as a director is set forth below:

Name	Age	Position/Title
Paul B. Bolno, M.D., MBA	49	President, Chief Executive Officer and Director
Christian Henry	55	Chairman of the Board
Mark H. N. Corrigan, M.D.	65	Director
Peter Kolchinsky, Ph.D.	46	Director
Adrian Rawcliffe	50	Director
Ken Takanashi	58	Director
Aik Na Tan	52	Director
Gregory L. Verdine, Ph.D.	63	Director
Heidi L. Wagner, J.D.	58	Director
Paul B. Bolno, M.D.
,
MBA
has served as our President and Chief Executive Officer since December 2013 and as a director since April 2014. Since June 2020, Dr. Bolno has also served on the board of directors of SQZ Biotechnologies, a publicly-traded life sciences company, and since May 2020, he has served as Chairman of the Scientific Advisory Group for the Nucleic Acid Therapy Accelerator (NATA) in the United Kingdom. Prior to joining us, he served at GlaxoSmithKline from 2009 to 2013 in various roles, including Vice President, Worldwide Business Development—Head of Asia BD and Investments, Head of Global Neuroscience BD, a director of Glaxo Welcome Manufacturing, Pte. Ltd. in Singapore and Vice President, Business Development for the Oncology Business Unit, where he helped establish GlaxoSmithKline’s global oncology business and served as a member of the Oncology Executive Team, Oncology Commercial Board and Cancer Research Executive Team. Prior to GlaxoSmithKline, he served as director of Research at Two River LLC, a health care private equity firm from 2004 to 2009. Dr. Bolno earned a medical degree from
MCP-Hahnemann
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
Mark H. N. Corrigan, M.D.
has served as a director since September 2019. Since June 2021, Dr. Corrigan has served as a member of the board of directors of Nabriva Therapeutics plc, a publicly traded commercial-stage biopharmaceutical company, and previously served on its board of directors from June 2017 to May 2020. Dr. Corrigan also currently serves as chairman of the board of directors of Elios Therapeutics, LLC, a privately-held development-stage immuno-oncology company. Dr. Corrigan served as the Chief Executive Officer of Correvio Pharma Corp., from March 2019 to May 2020. Prior to joining Correvio, Dr. Corrigan was President of Research and Development at Tremeau Pharmaceuticals (of which he is also a co-founder)
from 2016 to March 2019, and continues to serve on its board of directors. Dr. Corrigan served as President and Chief Executive Officer of Zalicus, Inc. (formerly CombinatoRx) from 2010 to 2014. Prior to that time, from 2003 to 2009, Dr. Corrigan held the role of Executive Vice President, Research and Development at Sepracor Inc. From 2000 to 2003, Dr. Corrigan served as Group Vice President, Clinical Research & Experimental Medicine at Pharmacia Corporation. Prior to this, Dr. Corrigan held various roles at The Upjohn Company, The University of North Carolina, and the National Institute of Mental Health Center for Psychoneuroendocrinology in Adults and Children at Dorthea Dix Hospital. Dr. Corrigan previously served as a member of the board of directors of Avanir Pharmaceuticals, Inc., CoLucid Pharmaceuticals, Inc., Correvio Pharma Corp., and Cubist Pharmaceuticals, Inc. Dr. Corrigan holds an M.D. from the University of Virginia and received specialty training in psychiatry at Maine Medical Center and Cornell University. He received a Bachelor of Arts in Psychology from the University of Virginia. We believe he is qualified to serve on our Board because of his extensive experience working with clinical-stage, publicly-traded biopharmaceutical companies as a board member, board committee member and chief executive officer, his medical degree and clinical training in psychiatry, and his clinical and regulatory expertise.
Peter Kolchinsky, Ph.D.
has served as a director since January 2015. Dr. Kolchinsky is a founder and Managing Partner of RA Capital Management, L.P., a multi-stage investment manager which is dedicated to evidence-based investing in healthcare and life science companies that are developing drugs, medical devices, diagnostics and research tools, where he has worked since 2001. RA Capital Management, L.P. is the investment manager of RA Capital Healthcare Fund, L.P. Dr. Kolchinsky has served as a member of the board of directors of ARS Pharmaceuticals Inc., a publicly-traded biopharmaceutical company, since November 2022, and as a member of the board of directors of Icosavax, Inc., a publicly-traded biopharmaceutical company, since July 2021, in addition to a number of private companies. Dr. Kolchinsky previously served as a member of the board of directors of Forma Therapeutics Holdings, Inc., from December 2019 through October 2022, Dicerna Pharmaceuticals, Inc., from July 2013 to December 2019, and Synthorx, Inc., from May 2018 to January 2020, all public pharmaceutical companies. Dr. Kolchinsky also leads RA Capital’s engagement and publishing efforts, which aim to make a positive social impact and spark collaboration among healthcare stakeholders, including patients, physicians, researchers, policymakers, and industry. He served on the Board of Global Science and Technology for the National Academy of Sciences from 2009 to 2012, is the author of “The Great American Drug Deal” and “The Entrepreneur’s Guide to a Biotech Startup”, and frequently writes and speaks on the future of biotechnology innovation. Dr. Kolchinsky earned his Ph.D. in virology from Harvard University and earned his bachelor’s degree in Biology from Cornell University. We believe he is qualified to serve on our Board because of his scientific acumen, his strong reputation as a thought leader in the life sciences industry, his extensive experience investing in and forming, building and growing life sciences companies and mentoring their management teams, as well as his experience as an institutional investor and his experience serving as a board member, board committee member, and board observer of various publicly-traded and privately-held healthcare and life science companies.
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

Ken Takanashi
has served as a director since July 2012. Since 2002, Mr. Takanashi has served in various executive management and director roles at Shin Nippon Biomedical Laboratories Ltd. (“SNBL”) and its affiliates and currently serves as its Executive Vice President, Representative Director. Mr. Takanashi was the Chief Financial Officer of SNBL USA, Ltd., a subsidiary of Shin Nippon Biomedical Laboratories, from 2012 to 2014. Since 2016, Mr. Takanashi has also served on the board of directors of Satsuma Pharmaceuticals, Inc., a publicly-traded biopharmaceutical company. Mr. Takanashi has also served as a member of the board of directors of TMS Co., Ltd., a biopharmaceutical company listed on the Tokyo Stock Exchange, since March 2022.    Mr. Takanashi earned an M.B.A. from the University of Warwick and received his bachelor’s degree from the University of Tokyo and is a Chartered Public Accountant. We believe he is qualified to serve on our Board because of his extensive experience leading global research and development organizations in the biopharmaceutical industry, his experience forming, building and taking life sciences companies public, his experience serving as a board member and board committee member of various publicly-traded life sciences companies, his long-standing history with Wave, his close familiarity with our Japanese operations, and his business, financial and accounting credentials.
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
the
non-profit
Gloucester Marine Genomics Institute and Gloucester Biotechnology Academy in 2013 and served as the Founding President until 2016. He is the co-founder
of Fog Pharmaceuticals Inc., a privately-held company, and currently serves as President, Chief Executive Officer, and Chairman of the board of directors for the company. He is also President and Chief Executive Officer and serves on the board of directors of LifeMine Therapeutics Inc., a privately-held company. He is also the founder of Warp Drive Bio (merged with Revolution Medicines, Inc. (Nasdaq: RVMD)) and served in various roles, from Chief Scientific Officer to Chief Executive Officer, from the company’s inception in 2012 until April 2016. Dr. Verdine founded Enanta Pharmaceuticals and served as a member of its board of directors from 1990 through its initial public offering in 2013. He has served as a Venture Partner at WuXi Healthcare Ventures, AppleTree Ventures, TPG Biotech and Third Rock Ventures. He has served on the Board of Scientific Counselors of the National Cancer Institute, and on the Board of Scientific Consultants of the Memorial Sloan Kettering Cancer Center, and was a Senior Advisor to Shin Nippon Biomedical Laboratories Ltd, Hofmann La Roche, Pfizer and Merck. Dr. Verdine is also a co-founder
of Eleven Biotherapeutics, Tokai Therapeutics, Aileron Therapeutics, and Gloucester Pharmaceuticals (acquired by Celgene in 2010). He has also served as a director of the Chemical Biology Initiative and the Program in Cancer Chemical Biology at the Dana-Farber Cancer Institute. Dr. Verdine received his Ph.D. in Chemistry from Columbia University and completed postdoctoral work in Molecular Biology at the Massachusetts Institute of Technology and Harvard Medical School. We believe he is qualified to serve on our Board because of his expertise and deep knowledge of our technology as one of our co-founders,
his vast expertise in new modality therapeutics, including as a co-inventor
of the core Wave Life Sciences stereochemistry technology and leading expert in the field of stereopure oligonucleotide therapeutics, and his long track record of founding, advising and leading multiple successful biopharmaceutical companies.
Heidi L. Wagner, J.D.
has served as a director since September 2019. Ms. Wagner currently serves as Global Head of Government Affairs at ElevateBio, LLC, a privately-held biopharmaceutical company, a position she has held since March 2023. Ms. Wagner also serves as a member of the Board of Directors for the University of Colorado Foundation. Ms. Wagner served as Senior Vice President, Government Affairs and Policy at Global Blood Therapeutics, Inc., from 2018 through January 2021. Prior to joining Global Blood Therapeutics, Ms. Wagner served as Senior Vice President, Global Governmental Affairs and a member of the Executive Committee at Alexion Pharmaceuticals, Inc. from 2012 to 2018, and as Vice President, Global Government Affairs from 2009 to 2012. Ms. Wagner held the role of Senior Director of Government Affairs at Genentech, Inc. from 2000 to 2009, and as Director, Government Affairs from 1998 to 1999. Prior to that time, she served as Health Policy Director and Consultant at Healthcare Leadership Council, and in various roles at Epstein Becker & Green and Groom & Nordberg, and the U.S. House of Representatives.

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
. During the fiscal year ended December 31, 2022, there were four meetings of our Board, and the various committees of the Board met a total of 18 times. No director attended fewer than 75% of the total number of meetings of the Board and of committees of the Board on which such director served during 2022. The Board has adopted a policy under which our directors make reasonable efforts to attend our annual general meetings of shareholders. As a Singapore company, we are required to prepare annual Singapore statutory audited financial statements (our “second annual audit”) and to deliver them to our shareholders in connection with our annual general meetings of shareholders. Our second annual audit can only be conducted following our first annual audit, which requires our preparation and filing of annual U.S. GAAP audited consolidated financial statements with the SEC. As a result, these multiple audits do not allow us to schedule our quarterly board meetings at the same time as our annual general meetings of shareholders and we typically hold our annual general meetings during the summertime.
Audit Committee
.
 Our Audit Committee held six meetings during the fiscal year ended December 31, 2022. Our Audit Committee currently has four members: Mr. Rawcliffe (Chairman), Dr. Corrigan, Mr. Henry, and Ms. Tan. During the period of January 1, 2021 through March 31, 2022, our Audit Committee was comprised of Mr. Henry (Chairman), Dr. Corrigan, Mr. Rawcliffe and Ms. Tan. On April 1, 2022, Mr. Rawcliffe replaced Mr. Henry as the Chairman of the Audit Committee. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the responsibility to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews annual financial statements, considers matters relating to accounting policy and internal controls, including oversight of data privacy and cyber security matters, and reviews the scope of annual audits.
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
Compensation Committee
.
Our Compensation Committee met four times during the fiscal year ended December 31, 2022. The Compensation Committee currently has three members: Mr. Henry (Chairman), Mr. Rawcliffe, and Ms. Wagner. Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and include reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our 2021 Equity Incentive Plan, as amended (the “2021 Plan”), our 2014 Equity Incentive Plan, as amended (the “2014 Plan”) and our 2019 Employee Share Purchase Plan (the “2019 ESPP”). The Compensation Committee is responsible for determining the compensation of our executive officers.
Each member of the Compensation Committee qualifies as independent under the definition promulgated by the Nasdaq Stock Market.
The Compensation Committee’s written charter is publicly available on our website at www.wavelifesciences.com.
Nominating and Corporate Governance Committee
.
Our Nominating and Corporate Governance Committee met four times during the fiscal year ended December 31, 2022. The Nominating and Corporate Governance Committee currently has three members: Ms. Wagner (Chairman), Mr. Takanashi and Dr. Corrigan. During the period of January 1, 2021 through March 31, 2022 our Nominating and Corporate Governance Committee was comprised of Dr. Corrigan (Chairman), Mr. Takanashi and Ms. Wagner. On April 1, 2022, Ms. Wagner replaced Dr. Corrigan as the Chairman of our Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee’s role and responsibilities are set forth in the Nominating and Corporate Governance Committee’s written charter and include evaluating and making recommendations to the full Board as to the size and composition of the Board and its committees, evaluating and making recommendations as to potential candidates, and evaluating current Board members’ performance. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing our environmental, social and governance (“ESG”) strategy, initiatives and policies and overseeing our practices related to human capital management and diversity, equity and inclusion (“DEI”).
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

•
Nominees should have demonstrated business acumen, experience and ability to exercise sound judgments in matters that relate to our current and long-term objectives and should be willing and able to contribute positively to our decision-making process.

•	Nominees should have a commitment to understand the Company and our industry and to regularly attend and participate in meetings of the Board and its committees.

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
The Nominating and Corporate Governance Committee considers issues of diversity among its members in identifying and considering nominees for director, and strives where appropriate to achieve a diverse balance of backgrounds, perspectives, experience, age, gender, ethnicity and country of citizenship on the Board and its committees. The value of many forms of diversity is reflected on our Board, and we believe that our current Board represents diversity of thought, background and experience, as well as diversity of personal characteristics such as gender, ethnicity and age. The Board continually seeks out highly qualified women and minority candidates, as well as candidates with diverse backgrounds, skills and experiences as part of each search for qualified directors we undertake. Our Board currently includes two directors who identify as women and two directors who identify as racially diverse. The Nominating and Corporate Governance Committee’s written charter and our Corporate Governance Guidelines, which set forth our nominee requirements, are publicly available on our website at www.wavelifesciences.com.
Research and Development Committee
. Our Research and Development Committee met four times during the fiscal year ended December 31, 2022. The Research and Development Committee currently has three members: Dr. Corrigan (Chairman), and Drs. Kolchinsky and Verdine. Our Research and Development Committee’s role and responsibilities are set forth in the Research and Development Committee’s written charter and generally include assisting us in evaluating research, development and technology (“R&D”) issues and decisions; reviewing and providing feedback to our R&D management on our current and planned R&D programs and initiatives; serving as a sounding board for our R&D organization on research and development matters; and identifying and discussing with the Board significant emerging scientific and clinical issues and trends.
Board Diversity Matrix
The following Board Diversity Matrix presents our Board diversity statistics in accordance with Nasdaq Rule 5606, as self-disclosed by our directors. While the Board satisfies the minimum objectives of Nasdaq Rule 5605(f)(2) by having at least one director who identifies as female and at least one director who identifies as a member of an Underrepresented Minority (as defined by Nasdaq Rules), the Nominating and Corporate Governance Committee will continue to consider the diversity of our Board in its selection of director nominees
.

Board Diversity Matrix (As of March 24, 2023)
Total Number of Directors
9
	Female	Male
Gender:
Directors	2	7
Number of Directors Who Identify in Any of the Categories Below:
Asian	1	1
White	1	6
Procedures by which Shareholders may Nominate Directors
The Nominating and Corporate Governance Committee shall review and evaluate information available to it regarding candidates proposed by shareholders and shall apply the same criteria, and shall follow substantially the same process in considering them, as it does in considering other candidates. The factors generally considered by the Nominating and Corporate Governance Committee are set out in our Corporate Governance Guidelines, which are publicly available on the “For Investors & Media” section of our website at http://ir.wavelifesciences.com/ under the heading “Corporate Governance.” If a shareholder wishes to nominate a candidate to be considered by the Nominating and Corporate Governance Committee for election as a director at our 2024 Annual General Meeting of Shareholders, it must give timely notice of the nomination in writing to our General Counsel not less than 45 days prior to the date that is one year following the date on which we first mail our proxy statement relating to our 2023 Annual General Meeting of Shareholders (the “2023 AGM”). All shareholder proposals should be marked for the attention of General Counsel, Wave Life Sciences Ltd., 733 Concord Avenue, Cambridge, MA 02138.
Familial Relationships
There are no familial relationships between any of our executive officers and directors.
Board Leadership Structure and Role in Risk Oversight
The positions of Chairman of the Board and Chief Executive Officer of Wave are presently separate. We believe that separating these positions allows our Chief Executive Officer to focus on our day-to-day
business operations and strategy, while allowing our Chairman of the Board to lead the Board in its fundamental role of providing advice to, and independent oversight of, management. Our Board recognizes the time, effort and energy that the Chief Executive Officer is required to devote to his position in the current business environment, as well as the commitment required to serve as our Chairman, particularly as the Board’s oversight responsibilities continue to grow. Our Board also believes that this structure ensures a greater role for the independent directors in the oversight of Wave and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our Board. The Board retains the authority to modify this leadership structure as and when appropriate to best address our unique circumstances at any given time and to serve the best interests of our shareholders.
Our Board oversees the risk management activities designed and implemented by our management. Our Board executes its oversight responsibility for risk management both directly and through its committees. Our Board also considers specific risks, including, for example, risks associated with our strategic plan, business operations, capital structure, human capital practices, ESG, DEI, information technology (“IT”), data privacy and cyber security. Our Board has delegated direct oversight of certain of these risks to its committees, and its committees oversee and regularly report to our Board on the risks delegated to them. In addition, our Board receives detailed regular reports from members of our management team and other personnel that include assessments and potential mitigation of the risks and exposures involved with their respective areas of responsibility. Our Board receives regular updates and engages regularly with our management team on matters relating to our operations, research and development efforts, clinical trials, manufacturing capabilities, financial position and liquidity, communications strategy and employee engagement and other human capital matters, among other items.
Our Board may delegate to the Audit Committee oversight of our risk management process. Our other Board committees will also consider and address risk as they perform their respective committee responsibilities. Specifically, the Audit Committee receives regular reports from members of senior management on areas of material risk to us, including operational, financial, legal, regulatory, strategic and reputational risks, and risks related to IT, data privacy and cyber security. As part of its charter, our Audit Committee regularly discusses with management our major risk exposures, their potential financial impact on Wave and the steps we take to manage them. Our Compensation Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs. Our Nominating and Corporate Governance Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks associated with Board organization, membership and structure, succession planning for our directors and executive officers and corporate governance. In 2021, we updated our Nominating and Corporate Governance Committee charter to reflect the Nominating and Corporate Governance Committee’s oversight of our ESG strategy, initiatives and policies and oversight of our strategies and policies related to human capital and DEI. All committees report to the full Board as appropriate, including when a matter rises to the level of a material or enterprise level risk.
Hedging and Pledging Policies
We maintain a policy that, among other things, prohibits all officers, including our named executive officers, directors and employees from engaging in “hedging” transactions with respect to our ordinary shares. This includes short sales, hedging of share ownership positions, transactions in straddles, collars or other similar risk reduction or hedging devices, and transactions involving derivative securities relating to our ordinary shares. In addition, they are also prohibited from pledging our securities.
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
Executive Officers
Set forth below is information as of March 24, 2023 regarding our executive officers who are not also directors. We have employment agreements with our executive officers and all of our executive officers are at-will
employe
es.

Name	Age	Title
Christopher Francis, Ph.D.	45	Senior Vice President, Corporate Development, Head of Emerging Areas
Kyle Moran, CFA	52	Chief Financial Officer
Chandra Vargeese, Ph.D.	61	Chief Technology Officer, Head of Platform Discovery Sciences
Ch
ristopher Francis, Ph.D.
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
Kyle Moran, CFA
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
Summary Compensation Table
The following table shows the total compensation paid or accrued during the last two fiscal years ended December 31, 2022 and 2021 for (i) our President and Chief Executive Officer, and (ii) our two next most highly compensated executive officers, who earned more than $100,000 during the fiscal year ended December 31, 2022 and were serving as executive officers as of such date. Collectively, these three individuals are our named executive officers (“NEOs”) for purposes of this Amendment.

Name and Principal Position	Year	Salary ($)	Share Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)
Paul B. Bolno, M.D., MBA	2022	617,900	—	1,565,220	461,900	22,977	2,667,997
President and Chief Executive Officer	2021	597,000	1,572,000	1,326,000	388,100	9,510	3,892,610
Chandra Vargeese, Ph.D.	2022	459,540	—	521,740	237,800	12,714	1,231,794
Chief Technology Officer, Head of Platform Discovery Sciences	2021	444,000	524,000	331,500	199,800	12,264	1,511,564
Kyle Moran, CFA	2022	439,875	—	470,923	227,600	10,392	1,148,790
Chief Financial Officer

(1)
Amount represents the aggregate grant date fair value for the restricted share unit awards identified, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in our
Original 10-K.

(2)
Amounts represent the aggregate grant date fair value for the option awards identified, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in our Original
10-K.

(3)
For 2022, amounts include 401(k) matching contributions of $9,150 made to Drs. Bolno and Vargeese and Mr. Moran, as well as the value of annual premiums paid by us with respect to a life insurance policy for the benefit of each of the NEOs. For 2022, amounts for Dr. Bolno also include reimbursement of commuting expenses of $9,749 and the related tax gross up of $3,268.

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

In determining executive officer compensation, our Compensation Committee, with the assistance of its independent compensation consultant, Aon’s Human Capital Solutions practice, a division of Aon plc (formerly known as Radford) and an independent executive compensation consulting firm, evaluates the market competitiveness of compensation for each of our NEOs in order to guide target compensation decisions for the coming year. Our Compensation Committee references a peer group of publicly-traded companies in the biopharmaceutical industry for purposes of gathering data to compare with our existing executive compensation levels and practices and as context for future compensation decisions. Our Compensation Committee reviews and updates the compensation peer group each year, as appropriate, to include companies that the Compensation Committee believes are competitors for executive talent and that are similar to us in terms of their stage of development, therapeutic focus, market capitalization, number of employees, structure, financial profile and geographic proximity to the Cambridge biotech cluster, as applicable. We also recognize that it is unlikely for companies to align equally on all factors, so we consider companies that meet a majority of the criteria. Due to the nature of our business, we compete for executive talent with many companies much larger than we are. Our Compensation Committee considers peer group and other industry compensation data and the recommendations of our compensation consultant when making decisions related to executive compensation, ultimately giving consideration to the competitiveness of our compensation program, internal perceptions of equity and individual performance and role. Our Compensation Committee finds comparative data from our peer group to be useful in setting and adjusting executive compensation, but it does not target our programs or any particular element of compensation to be at or within a particular percentile or range compared to our peers. Our Compensation Committee uses the peer group data primarily to ensure that our executive compensation program and its constituent elements are and remain competitive in relation to our peers, and applies judgment and discretion in establishing targeted compensation levels taking into account not only competitive market data but also the experience of the executive, scope of responsibility, critical skill sets and expertise. Our Compensation Committee retains flexibility to structure compensation based on good governance practices, our objectives of building our company and creating value for our shareholders, and, most importantly, discovering, developing, and delivering life-changing treatments for people battling devastating diseases.
Employment Agreements with Our Named Executive Officers
Paul B. Bolno, M.D., MBA
In May 2020, we entered into an amended and restated employment agreement with Dr. Bolno, pursuant to which he serves as our President and Chief Executive Officer. The employment agreement amends and restates the prior employment arrangement between us and Dr. Bolno. As of January 1, 2022, Dr. Bolno’s annual base salary was $617,900 and the Compensation Committee established and his annual target bonus percentage at 65% of his annual base salary, with the actual amount to be paid determined based on the achievement of annual performance milestones defined by our Board in its sole discretion. Effective January 1, 2023, the Compensation Committee approved an increase of Dr. Bolno’s annual base salary to $636,400. In March 2023, in recognition of his 2022 performance supporting the achievement of our corporate goals discussed below, the Compensation Committee authorized a cash bonus for Dr. Bolno of $461,900 that was equal to 115% of his 2022 target bonus. In addition, in March 2023, the Compensation Committee approved an award to Dr. Bolno of an option to purchase 771,000 of our ordinary shares under our 2021 Plan as a 2023 long-term incentive plan (“2023 LTIP”) award, with such shares vesting over a four-year period, with 25% vesting on the first anniversary of the date of grant and the remainder vesting quarterly thereafter.
Pursuant to Dr. Bolno’s employment agreement, if we terminate his employment without cause or if he terminates his employment for good reason, Dr. Bolno will be entitled to receive continued payment of his then-current annual base salary for 18 months following termination; continued payment of health insurance premiums at our then normal rate of contribution until the earlier of 18 months following termination or until he commences new employment; and the payment of a separation bonus equal to his then annual target bonus opportunity prorated through the termination date. In addition, if a change of control occurs and within one year following the change of control Dr. Bolno is terminated without cause or if Dr. Bolno terminates his employment for good reason, he will be entitled to receive a lump sum cash payment equal to 18 months of his then-current annual base salary; continued payment of health insurance premiums at our then normal rate of contribution until the earlier of 18 months following termination or until he commences new employment; and the payment of a separation bonus equal to his then annual target bonus opportunity. Pursuant to applicable equity agreements with Dr. Bolno, all unvested shares underlying outstanding options and RSUs that were granted to him on or after January 1, 2018 will become fully vested upon his termination without cause or for good reason within 12 months following a change of control. Receipt of the severance and change of control benefits described above is subject to execution of a release of claims against us and compliance with certain restrictive covenants following the termination of his employment.
Kyle Moran, CFA
In January 2021, we entered into an amended and restated employment agreement with Mr. Moran, pursuant to which he serves as our Chief Financial Officer. The employment agreement amends and restates the prior employment arrangement between us and Mr. Moran. As of January 1, 2022, Mr. Moran’s annual base salary was $439,875, and the Compensation Committee established his annual target bonus percentage at 45% of his annual base salary, with the actual amount to be paid determined based on the achievement of annual performance milestones defined by our Board in its sole discretion. Effective January 1, 2023, the Compensation Committee approved an increase of Mr. Moran’s annual base salary to $471,300. In March 2023, in recognition of his 2022 performance supporting the achievement of our corporate goals discussed below, the Compensation Committee authorized a cash bonus for Mr. Moran of $227,600 that was equal to 115% of his 2022 target bonus. In addition, in March 2023, the Compensation Committee approved an award to Mr. Moran of an option to purchase 272,700 of our ordinary shares under our 2021 Plan as a 2023 LTIP award, with such shares vesting over a four-year period, with 25% vesting on the first anniversary of the date of grant and the remainder vesting quarterly thereafter.

Pursuant to Mr. Moran’s employment agreement, if we terminate his employment without cause or if he terminates his employment for good reason, Mr. Moran will be entitled to receive continued payment of his then-current annual base salary for 12 months following termination; continued payment of health insurance premiums at our then normal rate of contribution until the earlier of 12 months following termination or until he commences new employment; and the payment of a separation bonus equal to his then annual target bonus opportunity prorated through the termination date. In addition, if a change of control occurs and within one year following the change of control Mr. Moran is terminated without cause or if Mr. Moran terminates his employment for good reason, he will be entitled to receive a lump sum cash payment equal to 12 months of his then-current annual base salary; continued payment of health insurance premiums at our then normal rate of contribution until the earlier of 12 months following termination or until he commences new employment; and the payment of a separation bonus equal to his then annual target bonus opportunity. Pursuant to applicable equity agreements with Mr. Moran, all unvested shares underlying outstanding options and RSUs that were granted to him on or after January 1, 2018 will become fully vested upon his termination without cause or for good reason within 12 months following a change of control. Receipt of the severance and change of control benefits described above is subject to execution of a release of claims against us and compliance with certain restrictive covenants following the termination of his employment.
Chandra Vargeese, Ph.D.
In May 2020, we entered into an amended and restated employment agreement with Dr. Vargeese, pursuant to which she serves as our Chief Technology Officer, Head of Platform Discovery Sciences. The employment agreement amends and restates the prior employment arrangement between us and Dr. Vargeese. As of January 1, 2022, Dr. Vargeese’s annual base salary was $459,540, and the Compensation Committee established her annual target bonus percentage at 45% of her annual base salary, with the actual amount to be paid determined based on the achievement of annual performance milestones defined by our Board in its sole discretion. Effective January 1, 2023, the Compensation Committee approved an increase of Dr. Vargeese’s annual base salary to $473,340. In March 2023, in recognition of her 2022 performance supporting the achievement of our corporate goals discussed below, the Compensation Committee authorized a cash bonus for Dr. Vargeese of $237,800 that was equal to 115% of her 2022 target bonus. In addition, in March 2023, the Compensation Committee approved an award to Dr. Vargeese of an option to purchase 295,400 of our ordinary shares under our 2021 Plan as a 2023 LTIP award, with such shares vesting over a four-year period, with 25% vesting on the first anniversary of the date of grant and the remainder vesting quarterly thereafter.
Pursuant to Dr. Vargeese’s employment agreement, if we terminate her employment without cause or if she terminates her employment for good reason, Dr. Vargeese will be entitled to receive continued payment of her then-current annual base salary for 12 months following termination; continued payment of health insurance premiums at our then normal rate of contribution until the earlier of 12 months following termination or until she commences new employment; and the payment of a separation bonus equal to her then annual target bonus opportunity prorated through the termination date. In addition, if a change of control occurs and within one year following the change of control Dr. Vargeese is terminated without cause or if Dr. Vargeese terminates her employment for good reason, she will be entitled to receive a lump sum cash payment equal to 12 months of her then-current annual base salary; continued payment of health insurance premiums at our then normal rate of contribution until the earlier of 12 months following termination or until she commences new employment; and the payment of a separation bonus equal to her then annual target bonus opportunity. Pursuant to applicable equity agreements with Dr. Vargeese, all unvested shares underlying outstanding options and RSUs that were granted to her on or after January 1, 2018 will become fully vested upon her termination without cause or for good reason within 12 months following a change of control. Receipt of the severance and change of control benefits described above is subject to execution of a release of claims against us and compliance with certain restrictive covenants following the termination of her employment.
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
Annual Cash Incentive Program
Our executive officers are eligible to receive annual cash incentive awards, with the target bonus opportunity for 2022 determined as a percentage of their base salary. At the beginning of 2022, our Board approved ambitious corporate goals and objectives that our Compensation Committee then used to design our annual cash incentive program for 2022. Under this program, the Compensation Committee determined that the corporate goals would apply uniformly to all of our executive officers. Our 2022 corporate goals that were set by our Board to determine our 2022 corporate performance, plus our additional achievements that proved to be necessary or important during 2022, are set forth below:

•
Delivered clinical data from our three global clinical trials evaluating our next-generation stereopure
PN-modified
oligonucleotide programs, including
WVE-003
for Huntington’s disease in our
SELECT-HD
trial,
WVE-004
for ALS and FTD in our
FOCUS-C9
trial, and
WVE-N531
for Duchenne muscular dystrophy

•	Achieved clinical validation of our PRISM platform, demonstrating target engagement in all three of our clinical programs and translation of our preclinical data to the clinic

•
Demonstrated positive data from the initial cohort of the
proof-of-concept
open-label study for
WVE-N531
(splicing oligonucleotide), driven by the observation of high muscle concentrations (mean of 42 micrograms/gram) and exon skipping (mean of 53% as measured by
RT-PCR)
six weeks after initiating biweekly dosing at 10 mg/kg, poised to initiate Part B of the study to evaluate dystrophin protein restoration after 24 weeks and 48 weeks of biweekly dosing

•
Maintained our leadership in RNA editing by achieving the first RNA editing clinical candidate,
WVE-006,
a potentially comprehensive approach for treating
alpha-1
antitrypsin deficiency, and initiated
IND-enabling
toxicology studies for this program

•
Demonstrated significant advancements in our GalNAc AIMers by presenting data that our GalNAc AIMers are able to disrupt protein-protein interactions in the livers of mice and our GalNAc-AIMers can edit RNA motifs to restore or upregulate gene expression in the livers of mice

•	Significantly increased our publications with seven manuscripts published and 25 oral presentations provided in 2022

•
Entered into a strategic collaboration with GSK that we expect will continue to grow our pipeline with first-in-class
candidates, further unlock our RNA editing and other platform capabilities, maximize commercial potential for
WVE-006,
and bring additional cash onto our balance sheet through research funding and potential collaboration milestones

•	Raised $240 million through GSK collaboration and June 2022 financing; thereby extending cash runway into 2025

•	Maintained low employee turnover and added key, diverse talent broadly throughout the organization

•	Actively managed spend and delivered our 2022 corporate goals below our 2022 budget
Based on our Board’s assessment and consideration of the relative weighting and importance of our goals, our Board determined that we achieved 115% of our 2022 corporate goals. The Compensation Committee then determined that bonuses for 2022 performance be paid to our NEOs based on these results.
Long-Term Incentive Compensation
We view long-term incentive compensation in the form of equity awards as a critical element of our executive compensation program. Our program is designed to reward demonstrated leadership and performance, align our executive officers’ interests with those of our shareholders through long-term value creation while retaining and motivating our executive officers for future performance.
2023 Long-Term Incentive Program
In 2023, the long-term incentive component of the compensation of our NEOs consisted solely of share options. These share options were granted to each of our NEOs by our Compensation Committee on February 17, 2023, at an exercise price of $4.75 per share, and vest over a four-year term, with 25% vesting on February 17, 2024, and the remainder vesting quarterly thereafter. The Compensation Committee determined to grant share options, based on share valuation at the time of grant and to best align employees, including NEOs, with investors’ interests to build long-term shareholder value in Wave.

2022 Long-Term Incentive Program
In 2022, the long-term incentive component of the compensation of our NEOs consisted solely of share options. These share options were granted to each of our NEOs by our Compensation Committee on January 1, 2022, at an exercise price of $3.14 per share, and vest over a four-year term, with 25% vesting on January 1, 2023, and the remainder vesting quarterly thereafter. The Compensation Committee determined to grant share options, based on share valuation at the time of grant and to best align employees, including NEOs, with investors’ interests to build long-term shareholder value in Wave.
2022
One-Time
Grant of Share Options
On July 25, 2022, our NEOs received an additional
one-time
special equity grant of share options. These share options were granted to each of our NEOs by our Compensation Committee on July 25, 2022, at an exercise price of $2.83 per share, and vest over a two-year
term, with 50% vesting on July 25, 2023, and the remainder vesting on July 25, 2024. The Compensation Committee determined to grant this special equity award to our employees, including our NEOs, to further incentivize and retain our employees at a critical time for our Company.
Performance-Based RSUs
In March 2019, the Compensation Committee approved the grant of performance-based RSUs to our employees, including our NEOs, that would vest based on two separate performance milestones: the receipt of the first regulatory approval of a Wave drug product by the U.S. Food and Drug Administration or European Medicines Agency (the “Regulatory Approval Milestone”) and the first commercial sale of a Wave drug product (the “Commercial Sale Milestone”), in each case, occurring by March 7, 2029, subject to continuous service by the employee. In March 2021, the Compensation Committee revised these performance-based RSUs to add a third performance milestone, the public disclosure of the achievement of clinical proof of concept of a molecule containing Wave’s PN backbone chemistry modifications (the “PN Chemistry Milestone), to address concerns raised regarding the long-dated nature of the performance-based RSUs and their ability to deliver real retentive value. If the PN Chemistry Milestone is achieved prior to either of the Regulatory Approval Milestone or the Commercial Sale Milestone, then 50% of the award will be earned and vested and the percentages applicable to the Regulatory Approval Milestone and the Commercial Sale Milestone will be reduced to 40% and 10%, respectively. On May 4, 2022, 50% of the performance-based RSUs vested upon the achievement of the PN Chemistry Milestone and the remainder of this award will vest as to 40% upon the achievement of the Regulatory Approval Milestone and 10% upon the achievement of the Commercial Sale Milestone, in each case, occurring by March 7, 2029, subject to continuous service by the employee.
401(k) Plan
We maintain a defined contribution 401(k) plan that is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). In general, all of our U.S. employees, including our NEOs, are eligible to participate in the 401(k) plan. Under the 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit, which was equal to $20,500 in 2022, and to have the amount of such reduction contributed to the 401(k) plan. In addition, employees who turn age 50 before the end of the 2022 calendar year may also defer up to an additional $6,500. We currently match 50% of an employee’s 401(k) contributions up to a maximum of 6% of the participant’s includable compensation. Matching contributions are 100% vested upon completion of one year of service with the Company. Matching contributions made to each of our NEOs are included in the “Summary Compensation Table” above. We do not provide defined benefit retirement plans, post-retirement health coverage, or any other supplemental retiree benefits for our NEOs.
2021 Equity Incentive Plan
Our 2021 Equity Incentive Plan was amended on August 9, 2022 (the “2021 Plan”), following receipt of shareholder approval at our 2022 Annual General Meeting (“2022 AGM”) to authorize an additional 6,000,000 ordinary shares, for an aggregate of 11,450,000 ordinary shares, for the granting of incentive options, non-qualified
options (“NQSOs”), share appreciation rights and restricted share unit awards to eligible employees and directors of the Company. The 2021 Plan serves as the successor to our 2014 Plan, such that outstanding awards granted under the 2014 Plan continue to be governed by the terms of the 2014 Plan, but no awards may be issued under the 2014 Plan after August 10, 2021. Any outstanding awards under the 2014 Plan that are forfeited, cancelled or otherwise terminate (other than by exercise or withheld by the Company to satisfy any tax withholding obligation) on or after August 10, 2021 may be reissued under the 2021 Plan and any shares subject to an award that is canceled, forfeited or expires prior to exercise or realization, either in full or in part, under the 2021 Plan will again become available for issuance under the 2021 Plan. However, shares subject to an award under the 2021 Plan will not again be made available for issuance or delivery under the 2021 Plan if such shares are (a) shares tendered in payment of an option; (b) shares delivered or withheld by us to satisfy any tax withholding obligation; or (c) shares covered by a share-settled share appreciation right or other awards that were not issued upon the settlement of the award.

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
Outstanding Equity Awards at 2022 Fiscal
Year-End
The following table shows grants of options and unvested restricted share unit awards outstanding on the last day of the fiscal year ended December 31, 2022 to each of the NEOs.

	Option Awards					Share Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Share Units That Have Not Vested (#)		Market Value of Shares or Share Units That Have Not Vested ($) (7)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (7)
Paul B. Bolno, M.D., MBA	219,025	—		$2.48	3/10/2025
	236,400	—		$18.79	6/16/2026
	72,500	—		$29.05	1/25/2027
	109,000			$40.05	1/23/2028
	63,000			$8.17	3/3/2030
	100,000	100,000	(1)	$10.48	2/1/2031
	—	600,000	(2)	$3.14	1/1/2032
	—	180,000	(3)	$2.83	7/25/2032
						15,000	(4)	$105,000
						75,000	(5)	$525,000
									92,500	(6)	$647,500

	Option Awards					Share Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Share Units That Have Not Vested (#)		Market Value of Shares or Share Units That Have Not Vested ($) (7)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (7)
Chandra Vargeese, Ph.D.	205,964	—		$2.48	3/10/2025
	49,600	—		$18.79	6/16/2026
	19,500	—		$29.05	1/25/2027
	35,000	—		$40.05	1/23/2028
	36,000	—		$8.17	3/3/2030
	25,000	25,000	(1)	$10.48	2/1/2031
	—	200,000	(2)	$3.14	1/1/2032
	—	60,000	(3)	$2.83	7/25/2032
						3,750	(4)	$26,250
						25,000	(5)	$175,000
									50,000	(6)	$350,000
Kyle Moran, CFA	25,000	—		$2.48	3/10/2025
	21,647	—		$18.79	6/16/2026
	15,000	—		$40.05	1/23/2028
	36,000	—		$8.17	3/3/2030
	25,000	25,000	(1)	$10.48	2/1/2031
	—	175,000	(2)	$3.14	1/1/2032
	—	60,000	(3)	$2.83	7/25/2032
						1,875	(4)	$13,125
						25,000	(5)	$175,000
									15,000	(6)	$105,000

(1)	50% vested on February 15, 2022 and the remaining 50% vested on February 15, 2023.
(2)
25% vested on January 1, 2023 and the remainder vests in equal quarterly installments over the following 12 quarters, subject to such officer’s continued service with us on each such vesting date. The award shall become fully vested upon termination without cause or for good reason within 12 months following a change of control.

(3)
50% vests on July 25, 2023 and the remaining 50% vests on July 25, 2024, subject to such officer’s continued service with us on each such vesting date. The award shall become fully vested upon termination without cause or for good reason within 12 months following a change of control.

(4)
25% vested on February 15, 2020 and the remainder vests in equal annual installments over the following three years, subject to such officer’s continued service with us on each such vesting date. The award shall become fully vested upon termination without cause or for good reason within 12 months following a change of control.

(5)	The shares vested on February 15, 2023.
(6)
On May 4, 2022, 50% of the 2019 Performance-Based RSUs vested upon the achievement of the PN Chemistry Milestone and of the shares listed, if prior to March 7, 2029 the Regulatory Approval Milestone is achieved, 80% of the unvested Performance-Based RSUs will be earned and vest and if the Commercial Sale Milestone is achieved 20% of the unvested 2019 Performance-Based RSUs will be earned and vest.

(7)	The market value of the RSU awards and the 2019 Performance-Based RSUs is based on the closing price of our ordinary shares of $7.00 per share at December 31, 2022.

Director Compensation
The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2022 to each of our non-employee
directors. Directors who are also employees are not compensated for their service on our Board.

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	All Other Compensation ($)		Total ($)
Christian Henry	99,000	45,152	—		144,152
Mark H. N. Corrigan, M.D.	71,500	45,152	—		116,652
Peter Kolchinsky, Ph.D.(3)	47,500	45,152	—		92,652
Adrian Rawcliffe	65,500	45,152	—		110,652
Ken Takanashi	47,500	45,152	—		92,652
Aik Na Tan	49,000	45,152	—		94,152
Gregory L. Verdine, Ph.D.	47,500	468,058	112,500	(4)	628,058
Heidi L. Wagner, J.D.	62,500	45,152	—		107,652

(1)	Amounts represent fees earned during 2022 under our Non-Employee Director Compensation Policy.
(2)
Amount represents the aggregate grant date fair value for the option awards identified, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in our
Original 10-K.

(3)
Pursuant to the terms of the RA Capital Healthcare Fund, L.P. governing documents, Dr. Kolchinsky is required to remit to RA Capital Management, L.P. (“RA Capital”) both the cash and the equity compensation and RA Capital and not Dr. Kolchinsky is the beneficial owner of such compensation.

(4)
Amount paid pursuant to a consulting agreement between the Company and Dr. Verdine. In October 2022, the Compensation Committee approved the grant to Dr. Verdine of a non-qualified
share option for 163,467 ordinary shares as form of payment under his consulting agreement for the service period of October 1, 2022 through December 31, 2024, the vesting of which is subject to Dr. Verdine’s continued service under the consulting agreement. The amount reported under “All Other Compensation” represents the aggregate grant date fair value of such share option, computed as described in footnote (2) above.

The following table shows the aggregate number of shares subject to options held by each of our non-employee
directors as of December 31, 2022:

Aggregate
Number of
Shares
Subject to
Name	Options
Christian Henry	93,000
Mark H. N. Corrigan, M.D.	73,500
Peter Kolchinsky, Ph.D.	93,000
Adrian Rawcliffe	93,000
Ken Takanashi	93,000
Aik Na Tan	63,000
Gregory L. Verdine, Ph.D.(1)	522,869
Heidi L. Wagner, J.D.	73,500

(1)
In October 2022, the Compensation Committee granted Dr. Verdine a non-qualified
share option for 163,467 ordinary shares as form of payment under his consulting agreement for the service period of October 1, 2022 through December 31, 2024, the vesting of which is subject to Dr. Verdine’s continued service under the consulting agreement.

Non-Employee
Director Compensation Policy
2022
Non-Employee
Director Compensation Policy
At our 2022 AGM, our shareholders approved our 2022
Non-Employee
Director Compensation Policy, under which our directors are compensated for their service as directors, including as members of the various committees of our Board on which they serve, for the Board service period that commenced on the date of our 2022 AGM and runs through the date of our 2023 AGM. The terms of the 2022
Non-Employee
Director Compensation Policy are as follows:
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
two-year
period following the grant date.

•
Refresh Equity Grant
: Each
non-employee
director whose initial equity grant has an expiration date within twelve months following the 2022 AGM shall be granted an option to purchase 42,000 ordinary shares, which shall vest as to 12.5% of the shares on a quarterly basis during the two-year
period following the grant date.

•
Annual Equity Grant
:
Annual equity grant of an option to purchase 21,000 ordinary shares, which shall vest as to 100% of the shares on the earlier of the 2023 AGM or the first anniversary of the grant date.

•
Limitation on Equity Grants
: A
non-employee
director shall be eligible to receive only one type of option grant at the 2022 AGM, which shall be an initial equity grant, a refresh equity grant, or an annual equity grant, in each case as described above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information with respect to the beneficial ownership of our ordinary shares as of March 24, 2023 for (i) the executive officers named in the Summary Compensation Table appearing elsewhere in this Amendment, (ii) each of our directors, (iii) all of our current directors and executive officers as a group, and (iv) each shareholder known by us to own beneficially more than 5% of our ordinary shares. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem ordinary shares that may be acquired by an individual or group within 60 days after March 24, 2023 pursuant to the exercise of options, the vesting of restricted share unit awards, the exercise of pre-funded
warrants, or the conversion of our outstanding Series A preferred shares into ordinary shares to be outstanding for the purpose of computing the percentage ownership of such individual or group, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all ordinary shares shown to be beneficially owned by them based on information provided to us by these shareholders. Percentage ownership is based on 98,104,844 ordinary shares outstanding on March 24, 2023.

	Ordinary Shares Beneficially Owned
Name	Shares	Percent
5% Beneficial Owners
RA Capital Management, L.P. (1)	20,225,708	19.99%
GSK plc (2)	10,683,761	10.9%
Shin Nippon Biomedical Laboratories, Ltd. (3)	9,606,408	9.4%
Maverick Capital, Ltd. (4)	7,097,664	7.2%
683 Capital Management, LLC (5)	6,000,000	6.1%
M28 Capital Management LP (6)	5,903,405	6.0%
Adage Capital Partners, L.P. (7)	5,526,884	5.6%
Directors and Named Executive Officers
Paul B. Bolno, M.D., MBA (8)	1,494,850	1.5%
Chandra Vargeese, Ph.D. (9)	554,910	*
Kyle Moran, CFA (10)	261,242	*
Mark H. N. Corrigan, M.D. (11)	49,875	*
Christian Henry (11)	66,750	*
Peter Kolchinsky, Ph.D. (12)	20,225,708	19.99%
Adrian Rawcliffe (11)	66,750	*
Ken Takanashi (13)	9,673,158	9.5%
Heidi L. Wagner, J.D. (11)	49,875	*
Gregory L. Verdine, Ph.D. (14)	405,532	*
Aik Na Tan (11)	34,730	*
All current directors and executive officers as a group (12 individuals) (15)	33,219,566	30.8%

*	Represents less than 1% of ordinary shares outstanding on March 24, 2023.
(1)
Based on information reported by RA Capital Management, L.P. (“RA Capital”) on Schedule 13D/A filed with the SEC on June 21, 2022. Consists of (i) 17,202,009 ordinary shares held by RA Capital Healthcare Fund, L.P. (the “Fund”), (ii) 66,750 ordinary shares underlying options exercisable within 60 days after March 24, 2023 held by Dr. Peter Kolchinsky, a member of our Board, and (iii) 2,956,949 ordinary shares that the Fund beneficially owns based on the right to acquire upon exercise of pre-funded
warrants, subject to the beneficial ownership blocker of the pre-funded
warrants. The beneficial ownership blocker of the
pre-funded
warrants precludes the exercise of the
pre-funded
warrants to the extent that, following exercise, the Fund, together with its affiliates, would beneficially own more than 19.99% of the number of ordinary shares outstanding or more than 19.99% of the combined voting power of the Company’s securities outstanding immediately after giving effect to the exercise. Does not include pre-funded
warrants to purchase an additional 4,136,707 ordinary shares held by the Fund, which are not deemed beneficially owned by the Fund due to the beneficial ownership blocker. RA Capital Healthcare Fund GP, LLC is the general partner of the Fund. The general partner of RA Capital is RA Capital Management GP, LLC, of which Dr. Peter Kolchinsky and Mr. Rajeev Shah are the controlling persons. RA Capital serves as investment adviser for the Fund and may be deemed a beneficial owner of any securities of the Company held by the Fund. The Fund has delegated to RA Capital the sole power to vote and the sole power to dispose of all securities held in the Fund’s portfolio, including the ordinary shares held by the Fund. Because the Fund has divested itself of voting and investment power over the reported securities it holds and may not revoke that delegation on less than 61 days’ notice, the Fund disclaims beneficial ownership of the securities it holds for purposes of Section 13(d) of the Exchange Act. As managers of RA Capital, Dr. Kolchinsky and Mr. Shah may be deemed beneficial owners, for purposes of Section 13(d) of the Exchange Act, of any securities of the Company beneficially owned by RA Capital. RA Capital, Dr. Kolchinsky, and Mr. Shah disclaim beneficial ownership of securities reported herein. The address for RA Capital is 200 Berkeley Street, 18th Floor, Boston, MA 02116.

(2)
Based on information reported by GSK plc on Schedule 13G filed with the SEC on January 30, 2023. Consists of ordinary shares held of record by Glaxo Group Limited, a wholly-owned subsidiary of GSK plc. The address of GSK plc is 980 Great West Road, Brentford, Middlesex TW8 9GS, England.

(3)
Based on information reported by Shin Nippon Biomedical Laboratories, Ltd. (“SNBL”) on Schedule 13D/A filed with the SEC on August 12, 2022. Consists of (i) 1,697,467 ordinary shares held by SNBL; (ii) 4,007,593 ordinary shares held by SNBL USA, Ltd. (“SNBL USA”); (iii) 1,801,348 ordinary shares underlying immediately convertible Series A preferred shares held by SNBL; and (iv) 2,100,000 ordinary shares underlying immediately convertible Series A preferred shares held by SNBL USA. The Series A preferred shares can be converted at any time on a one-for-one
basis into ordinary shares at the discretion of the holder. Ken Takanashi, a member of our Board, is an executive officer of SNBL and an executive officer and director of SNBL USA. SNBL and Mr. Takanashi share voting and dispositive power with respect to such shares and may be deemed to beneficially own such shares. The address of SNBL is 2438
Miyanoura-cho,
Kagoshima City, Kagoshima
891-1394,
Japan; the address of SNBL USA is 6605 Merrill Creek Parkway, Everett, WA 98203; and the address of Mr. Takanashi is St. Luke’s Tower 28F,
8-1,
Akashi-cho,
Chuo-ku,
Tokyo
104-0044,
Japan.

(4)
Based on information reported by Maverick Capital, Ltd., Maverick Capital Management, LLC and Lee S. Ainslee III on Schedule 13G/A filed with the SEC on February 14, 2023. Maverick Capital, Ltd. is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and, as such, may be deemed to have beneficial ownership of the ordinary shares reported herein through the investment discretion it exercises over its clients’ accounts. Maverick Capital Management, LLC is the General Partner of Maverick Capital, Ltd. Mr. Ainslie is the manager of Maverick Capital Management, LLC. The principal business address of (i) Maverick Capital, Ltd. and Maverick Capital Management, LLC is 1900 N. Pearl Street, 20
th
Floor, Dallas, Texas, 75201, and (ii) Mr. Ainslie is 360 South Rosemary Ave., Suite 1440, West Palm Beach, Florida 33401.

(5)
Based on information reported by 683 Capital Management, LLC, 683 Capital Partners, LP, and Ari Zweiman on Schedule 13G/A filed with the SEC on February 14, 2023. 683 Capital Management, LLC, as the investment manager of 683 Capital Partners, LP, may be deemed to beneficially own the 6,000,000 ordinary shares beneficially owned by 683 Capital Partners, LP. Ari Zweiman, as the Managing Member of 683 Capital Management, LLC, may be deemed to beneficially own the 6,000,000 ordinary shares beneficially owned by 683 Capital Management, LLC. The address of 683 Capital Management, LLC, 683 Capital Partners, LP, and Ari Zweiman is 1700 Broadway, Suite 4200, New York, NY 10019.

(6)
Based on information reported by M28 Capital Management LP (“M28 Capital”) on Schedule 13G/A filed with the SEC on February 10, 2023. The address of M28 Capital is 700 Canal Street, 2nd Floor, Stamford, CT, 06902.

(7)
Based on information reported by Adage Capital Partners, L.P. (“ACP”), Adage Capital Partners GP, L.L.C. (“AGPCP”), Adage Capital Advisors, L.L.C. (“ACA”), Robert Atchinson and Phillip Gross, on Schedule 13G filed with the SEC on December 22, 2022. Consists of 5,526,884 shares of ordinary shares held by ACP. ACPGP is general partner of ACP. ACA is managing member of ACPGP and general partner of ACP. Robert Atchinson is managing member of ACA, managing member of ACPGP and general partner of ACP. Phillip Gross is managing member of ACA, managing member of ACPGP and general partner of ACP. ACP has the power to dispose of and the power to vote the ordinary Shares beneficially owned by it, which power may be exercised by its general partner, ACPGP. ACA, as managing member of ACPGP, directs ACPGP’s operations. Neither ACPGP nor ACA directly own any ordinary shares. ACPGP and ACA may be deemed to beneficially own the shares owned by ACP. Robert Atchinson and Phillip Gross, as managing members of ACA, have shared power to vote the ordinary shares beneficially owned by ACP. Neither Robert Atchinson nor Phillip Gross directly own any ordinary shares. Each of Robert Atchinson and Phillip Gross may be deemed to beneficially own the shares beneficially owned by ACP. The address of ACP, ACPGP, ACA, Robert Atchinson, and Phillip Gross is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(8)	Consists of (i) 407,425 ordinary shares held by Dr. Bolno and (ii) 1,087,425 ordinary shares underlying options exercisable within 60 days of March 24, 2023.
(9)	Consists of (i) 96,346 ordinary shares held by Dr. Vargeese and (ii) 458,564 ordinary shares underlying options exercisable within 60 days of March 24, 2023.
(10)	Consists of (i) 58,908 ordinary shares held by Mr. Moran and (ii) 202,334 ordinary shares underlying options exercisable within 60 days of March 24, 2023.
(11)	Consists of ordinary shares underlying options exercisable within 60 days of March 24, 2023.
(12)	See Footnote (1) above.
(13)	See Footnote (3) above. Also consists of 66,750 ordinary shares underlying options exercisable within 60 days of March 24, 2023 held by Mr. Takanashi.
(14)	Consists of (i) 30,000 ordinary shares held by Dr. Verdine and (ii) 375,532 ordinary shares underlying options exercisable within 60 days of March 24, 2023.
(15)
Consists of (i) 2,781,807 ordinary shares underlying options exercisable within 60 days of March 24, 2023, held by our current directors and executive officers, (ii) 23,579,462 outstanding ordinary shares beneficially owned by our current directors and executive officers and entities affiliated with certain of our directors, (iii) 3,901,348 Series A preferred shares, which can be converted at any time on a one-for-one
basis into ordinary shares at the discretion of the holder, held by entities affiliated with one of our directors, and (iv) exercisable pre-funded
warrants to purchase 2,956,949 ordinary shares, held by an entity affiliated with one of our directors.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides certain information with respect to our 2021 Plan and 2014 Plan (together, the “Equity Compensation Plans”) in effect as of December 31, 2022.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	10,549,896	(1)	$7.73	(2)	7,055,893	(3)
Equity compensation plans not approved by security holders	66,500	(4)	$8.95	(5)	—
Total	10,616,396		$7.73		7,055,893

(1)
Consists of options to purchase 9,629,054 of our ordinary shares outstanding under the Equity Compensation Plans, 326,578 of our ordinary shares subject to performance-based RSUs outstanding under the Equity Compensation Plans, and 594,264 of our ordinary shares subject to time-based RSUs outstanding under the Equity Compensation Plans, in each case as of December 31, 2022.

(2)	Reflects the weighted average exercise price of the options to purchase 9,629,054 of our ordinary shares outstanding under the Equity Compensation Plans, as of December 31, 2022.
(3)
Consists of 6,339,480 of shares available for future grants under the Equity Compensation Plans, as well as 716,413 of shares that remain available for sale under the 2019 Employee Share Purchase Plan, in each case as of December 31, 2022.

(4)
Consists of options to purchase 53,000 of our ordinary shares granted outside of the Equity Compensation Plans in accordance with Nasdaq Listing Rule 5635(c)(4) and 13,500 of our ordinary shares subject to time-based RSUs granted outside of the Equity Compensation Plans in accordance with Nasdaq Listing Rule 5635(c)(4), outstanding as of December 31, 2022.The option has an exercise price of $8.95 per share, the closing price on the grant date, and vests over four years with 25% vesting on December 1, 2021 and the remainder vesting in equal quarterly installments over the following three years. The RSU vests over four years in equal annual installments beginning on the first anniversary of the grant date.

(5)	Reflects the weighted average exercise price of the options to purchase 53,000 of our ordinary shares granted in accordance with Nasdaq Listing Rule 5635(c)(4), outstanding as of December 31, 2022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS
The following includes a summary of transactions since January 1, 2021 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of our total assets at December 31, 2022 and 2021, and in which any of our directors, executive officers or beneficial owners of more than 5% of our ordinary shares, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under, “Executive Officer and Director Compensation.” We refer to such transactions as “related party transactions” or “related person transactions” and such persons as “related parties” or “related persons.” With the approval of our Board, we have engaged in the related party transactions described below.
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
Participation in Our Underwritten Offering
On June 16, 2022, we closed an underwritten offering of (i) 25,464,483 ordinary shares at an offering price of $2.15 per share and
(ii) pre-funded
warrants (the
“pre-funded
warrants”) to purchase up to 7,093,656 ordinary shares at an offering price of $2.1499 per pre-funded
warrant, which represents the per share offering price for the ordinary shares less the $0.0001 per share exercise price for each pre-funded
warrant. The
pre-funded
warrants are exercisable at any time after their original issuance and on or prior to 5:00 p.m. (New York City time) on the five-year anniversary of the original issuance date. Unless and until shareholder approval is obtained for the issuance of the pre-funded
warrant shares upon exercise of all or any portion of the
pre-funded
warrants, a holder of
pre-funded
warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 19.99% of the number of ordinary shares outstanding or more than 19.99% of the combined voting power of our securities outstanding immediately after giving effect to such exercise. We received gross proceeds from the offering of approximately $70.0 million before deducting underwriting discounts and commissions and other offering expenses.

RA Capital Healthcare Fund, L.P., an affiliate of RA Capital Management, L.P. (“RA Capital”), purchased 9,480,052 ordinary shares in the offering at the offering price of $2.15 per share and pre-funded
warrants to purchase up to 7,093,656 ordinary shares at the offering price of $2.1499 per pre-funded
warrant. RA Capital is the investment manager of RA Capital Healthcare Fund, L.P., one of our principal shareholders. Peter Kolchinsky, Ph.D., a member of our Board, is the Managing Partner of RA Capital. In addition, Shin Nippon Biomedical Laboratories, Ltd. (“SNBL”), one of our principal shareholders, purchased 3,720,930 ordinary shares in the offering at the offering price of $2.15 per share. Ken Takanashi, a member of our Board, is an executive officer of SNBL and an executive officer and director of SNBL USA.
Consulting Agreement with Gregory L. Verdine, Ph.D.
Gregory L. Verdine, Ph.D., a member of our Board, entered into a consulting agreement with Wave Life Sciences USA, Inc. (“Wave USA”), our wholly owned subsidiary, dated as of April 1, 2012, pursuant to which Dr. Verdine serves as a scientific advisor. The consulting agreement does not have a specified term and may be terminated by either party upon 14 days’ prior written notice. Wave USA paid Dr. Verdine $12,500 per month pursuant to the consulting agreement and, in each of 2021 and in January 2022 through September 2022, Dr. Verdine was paid an aggregate of $150,000 and $112,500, respectively, under this agreement. In October 2022, the Compensation Committee approved a grant to Dr. Verdine of a non-qualified
share option for 163,467 ordinary shares in lieu of cash payment under this consulting agreement for the service period of October 1, 2022 through December 31, 2024 and vests in equal monthly installments over that period, subject to Dr. Verdine’s continued service under the consulting agreement.
Agreements with GSK and its Affiliate
On December 13, 2022, Wave Life Sciences USA, Inc. and Wave Life Sciences UK Limited, two of our direct, wholly-owned subsidiaries entered into a Collaboration and License Agreement (the “GSK Collaboration Agreement”) with GlaxoSmithKline Intellectual Property (No. 3) (“GSK”), which became effective on January 27, 2023. Pursuant to the GSK Collaboration Agreement, we and GSK have agreed to collaborate on the research, development, and commercialization of oligonucleotide therapeutics, including a global exclusive license to
WVE-006.
The discovery collaboration has an initial four-year research term and combines our proprietary discovery and drug development platform, PRISM
TM
, with GSK’s unique insights from human genetics and its global development and commercial capabilities.
Under the terms of the GSK Collaboration Agreement, we received an upfront payment of $170.0 million, which included a cash payment of $120.0 million and a $50.0 million equity investment. With respect to the $50.0 million equity investment, on December 13, 2022, we entered into a Share Purchase Agreement (the “GSK Share Purchase Agreement”) with Glaxo Group Limited (“GGL”), an affiliate of GSK, pursuant to which we sold 10,683,761 of our ordinary shares to GGL (the “GSK Shares”) at a purchase price of $4.68 per share. In connection with the GSK Share Purchase Agreement, GGL and we agreed upon certain rights and restrictions as set forth in the Investor Agreement, dated as of January 26, 2023 (the “GSK Investor Agreement”). Under the GSK Investor Agreement, during the
30-month
period after the date of the GSK Investor Agreement, GGL and its affiliates will be bound by certain “standstill” provisions. The GSK Shares are subject to a lock-up
restriction, such that GGL will not, and will also cause its affiliates not to, without our prior approval, sell, transfer or otherwise dispose of the GSK Shares during the
30-month
period after the effective date of the GSK Investor Agreement. For a certain period following the expiration of the lock-up
period, subject to certain conditions and limitations, we agreed to provide certain demand registration rights to GGL in order to register all or a portion of the GSK Shares purchased by GGL. We also provided GGL with certain “piggyback” registration rights for a certain period following the expiration of the lock-up
period, subject to certain conditions and limitations, such that when we propose to register our ordinary shares for our account, GGL will have the right to include some or all of the GSK Shares in such registration. The GSK Investor Agreement also contains other customary terms and conditions of the parties with respect to the registration of GSK Shares.
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
Director Independence
Our Board believes that independence is one important component of a high-functioning board capable of objective decision-making that represents the long-term interests of our shareholders and the Company. Since our initial public offering in 2015, our Board has enhanced its independence by replacing two previous directors — a founder and a representative of an investor — with five directors who are independent and not affiliated with any of our principal shareholders. We further enhanced our Board’s independent leadership by appointing Christian Henry as its independent Chairman. Our Board is committed to ensuring that its members reflect an appropriate level of independence in conjunction with the combination of qualifications, qualities and skills required to exercise its duties and responsibilities and serve the best interests of the Company and our shareholders. In accordance with our Corporate Governance Guidelines and Nasdaq rules, we hold executive sessions of our independent directors in conjunction with our regularly scheduled board meetings and otherwise as appropriate. In addition, our Compensation Committee meets in executive session with no members of management present, as necessary or appropriate, to address various compensation matters, including deliberations regarding our Chief Executive Officer’s performance and compensation.
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

	2022	2021
Audit fees (1)	$1,209,625	$$977,558
Audit-related fees (2)	—	—
Tax fees (2)	—	—
All other fees (2)	—	—

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

(2)	There were no audit-related, tax or other fees in 2022 or 2021.
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
4.
Other fees
are those associated with services not captured in the other categories. We generally do not request such services from our independent registered public accounting firm and independent Singapore auditor.
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
PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Item 15(a).	The documents listed below are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A.
Item 15(a)(1) and

(2).	See Item 8 of the Original 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3).	Exhibits: The exhibits listed below are filed with, or incorporated by reference in, this Amendment.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Constitution (formerly known as Memorandum of Association and Articles of Association)		Amendment No. 5 to Form S-1 (Exhibit 3.2)	11/10/2015	333-207379

4.1	Form of Specimen Ordinary Share Certificate		Amendment No. 3 to Form S-1 (Exhibit 4.1)	11/06/2015	333-207379

4.2	Description of Securities of the Registrant and Comparison of Shareholder Rights		Form 10-K (Exhibit 4.2)	03/23/2023	001-37627

4.3	Form of Pre-Funded Warrant		Form 8-K (Exhibit 4.1)	06/14/2022	001-37627

4.4.1	Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of August 14, 2015		Form S-1 (Exhibit 4.2)	10/09/2015	333-207379

4.4.2	Amendment No. 1 to Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of November 8, 2018		Form 10-Q (Exhibit 10.2)	11/09/2018	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

4.5	Share Purchase Agreement by and between the Registrant and C.P. Pharmaceuticals International C.V., dated as of May 5, 2016		Form 10-Q (Exhibit 10.2)	08/15/2016	001-37627

Lease Agreements

10.1.1	Lease Agreement by and between Wave Life Sciences USA, Inc., the Registrant, and King 733 Concord LLC, dated as of April 6, 2015		Form S-1 (Exhibit 10.7)	10/09/2015	333-207379

10.1.2	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and CPI/King 733 Concord Owner, LLC, dated as of December 9, 2020		Form 10-K (Exhibit 10.5.2)	03/04/2021	001-37627

10.1.3	Second Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and CPI/King 733 Concord Owner, LLC, dated as of August 8, 2022		Form 10-Q (Exhibit 10.1)	08/11/2022	001-37627

10.2.1	Lease Agreement by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of September 26, 2016		Form 8-K (Exhibit 10.1)	01/06/2017	001-37627

10.2.2	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of December 31, 2016		Form 8-K (Exhibit 10.1)	01/06/2017	001-37627

Collaboration and License Agreements

10.3††	Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and GlaxoSmithKline Intellectual Property (No. 3), dated as of December 13, 2022		Form 10-K (Exhibit 10.3)	03/23/2023	001-37627

10.4	Share Purchase Agreement by and between Glaxo Group Limited and the Registrant, dated as of December 13, 2022		Form 10-K (Exhibit 10.4)	03/23/2023	001-37627

10.5	Investor Agreement by and between Glaxo Group Limited and the Registrant, dated as of January 26, 2023		Form 10-K (Exhibit 10.5)	03/23/2023	001-37627

10.6.1†	Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and Takeda Pharmaceutical Company Limited, dated as of February 19, 2018		Form 10-Q (Exhibit 10.1)	05/09/2018	001-37627

10.6.2	First Amendment to Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and Takeda Pharmaceutical Company Limited, dated as of August 4, 2020		Form 10-Q (Exhibit 10.3)	05/12/2022	001-37627

10.6.3††	Second Amendment to Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and Takeda Pharmaceutical Company Limited, dated as of October 15, 2021		Form 10-K (Exhibit 10.3.2)	03/03/2022	001-37627

10.7	Share Purchase Agreement by and between Takeda Pharmaceutical Company Limited and the Registrant, dated as of February 19, 2018		Form 10-Q (Exhibit 10.2)	05/09/2018	001-37627

10.8	Investor Agreement by and between Takeda Pharmaceutical Company Limited and the Registrant, dated as of April 2, 2018		Form 10-Q (Exhibit 10.3)	05/09/2018	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

Agreements with Executive Officers and Directors

10.9+	Form of Deed of Indemnity by and between the Registrant and each of its directors and certain of its officers		Form S-1 (Exhibit 10.11)	10/09/2015	333-207379

10.10+	Employment Agreement, as amended and restated, between the Registrant and Paul B. Bolno, dated as of May 8, 2020		Form 10-Q (Exhibit 10.1)	08/10/2020	333-207379

10.11+	Employment Agreement, as amended and restated, between the Registrant and Chandra Vargeese, dated as of May 8, 2020		Form 10-Q (Exhibit 10.2)	08/10/2020	333-207379

10.12+	Employment Agreement between the Registrant and Christopher Francis, Ph.D., dated as of November 8, 2022		Form 10-K (Exhibit 10.12)	03/23/2023	001-37627

10.13+	Employment Agreement between the Registrant and Michael Panzara, M.D. dated as of July 11, 2016		Form 10-Q (Exhibit 10.4)	11/09/2016	001-37627

10.14+	Employment Agreement, as amended and restated, between the Registrant and Kyle Moran, dated as of January 1, 2021		Form 10-K (Exhibit 10.15)	03/04/2021	001-37627

10.15+	Non-Employee Director Compensation Policy, as amended, effective as of August 15, 2022		Form 10-Q (Exhibit 10.1)	11/10/2022	001-37627

10.16+	Consulting Agreement by and between Ontorii, Inc. (now Wave Life Sciences USA, Inc.) and Gregory Verdine, dated as of April 1, 2012		Form S-1 (Exhibit 10.16)	10/09/2015	333-207379

10.17+	Nominee Director Fee Agreement by and between the Registrant and Miura & Associates Management Consultants Pte. Ltd., dated as of October 23, 2012		Form S-1 (Exhibit 10.17)	10/09/2015	333-207379
Equity and Other Compensation Plans

10.18+	Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Equity Plan”)		Form 10-Q (Exhibit 10.1)	11/09/2017	001-37627

10.19+	Wave Life Sciences Ltd. 2021 Equity Incentive Plan, as amended (the “2021 Equity Plan”)		Form 8-K (Exhibit 10.1)	08/15/2022	001-37627

10.20+	Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan, effective as of August 15, 2019		Form 10-Q (Exhibit 10.1)	11/05/2019	001-37627

10.21.1+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016		Form 10-Q (Exhibit 10.2)	11/09/2017	001-37627

10.21.2+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.23.3)	03/01/2019	001-37627

10.21.3+	Form of Non-qualified Share Option Agreement under the 2021 Equity Plan, effective as August 10, 2021		Form 10-K (Exhibit 10.3)	11/10/2021	001-37627

10.22.1+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of December 2014		Form S-8 (Exhibit 10.1)	12/17/2015	333-208598

10.22.2+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016		Form 10-Q (Exhibit 10.3)	11/09/2017	001-37627

10.23.1+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of June 16, 2016		Form 10-Q (Exhibit 10.4)	11/09/2017	001-37627

10.23.2+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.25.2)	03/01/2019	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.23.3+	Form of Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of January 1, 2019		Form 10-Q (Exhibit 10.1)	05/10/2019	001-37627

10.23.4+	Form of Restricted Share Unit Agreement under the 2021 Equity Plan, effective as of August 10, 2021		Form 10-Q (Exhibit 10.4)	11/10/2021	001-37627

10.23.5+	Form of Amended and Restated 2019 Performance-Based Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of March 17, 2021		Form 10-Q (Exhibit 10.2)	05/13/2021	001-37627

10.23.6+	Form of 2021 Performance-Based Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of March 17, 2021		Form 10-Q (Exhibit 10.3)	05/13/2021	001-37627

10.24.1+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of June 21, 2017		Form 10-Q (Exhibit 10.5)	11/09/2017	001-37627

10.24.2+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.26.2)	03/01/2019	001-37627

10.24.3+	Form of Non-qualified Share Option Agreement for UK Participants under the 2021 Equity Plan, effective as of August 10, 2021		Form 10-Q (Exhibit 10.5)	11/10/2021	001-37627

10.24.4+	Form of Restricted Share Unit Agreement for UK Participants under the 2021 Equity Plan, effective as of August 10, 2021		Form 10-Q (Exhibit 10.6)	11/10/2021	001-37627

10.25.1	Form of Inducement Non-qualified Share Option Agreement		Form 10-Q (Exhibit 10.3)	08/10/2020	001-37627

10.25.2	Form of Inducement Restricted Share Unit Agreement		Form 10-Q (Exhibit 10.7)	11/10/2021	001-37627

10.26.1	Open Market Sale Agreement, dated as of May 10, 2019, by and between the Registrant and Jefferies LLC		Form S-3ASR (Exhibit 1.2)	05/10/2019	333-231382

10.26.2	Amendment No. 1 to Open Market Sale Agreement, dated as of March 2, 2020, by and between the Registrant and Jefferies LLC		POSASR (Exhibit 1.3)	03/02/2020	333-231382

10.26.3	Amendment No. 2, dated March 3, 2022, to the Open Market Sale Agreement, dated as of May 10, 2019, by and between Wave Life Sciences Ltd. and Jefferies LLC		Form 8-K (Exhibit 10.1)	03/03/2022	001-37627

21.1	List of Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	03/12/2018	001-37627

23.1	Consent of Independent Registered Public Accounting Firm		Form 10-K (Exhibit 23.1)	03/23/2023	001-37627

24.1	Power of Attorney (included on signature page to the Original 10-K)		Form 10-K (Exhibit 24.1)	03/23/2023	001-37627

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)	X

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer.		Form 10-K (Exhibit 32)	03/23/2023	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document		Form 10-K (Exhibit 101.INS)	03/23/2023	001-37627

101.SCH	Inline XBRL Taxonomy Extension Schema Document		Form 10-K (Exhibit 101.SCH)	03/23/2023	001-37627

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		Form 10-K (Exhibit 101.CAL)	03/23/2023	001-37627

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		Form 10-K (Exhibit 101.DEF)	03/23/2023	001-37627

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		Form 10-K (Exhibit 101.LAB)	03/23/2023	001-37627

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		Form 10-K (Exhibit 101.PRE)	03/23/2023	001-37627

104	The cover page for this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2022 has been formatted in Inline XBRL.		Form 10-K (Exhibit 104)	03/23/2023	001-37627

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

Wave Life Sciences Ltd.

Date: April 28, 2023	By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer