Form 10-K/A
period 2022-12-31
Wave Life Sciences Ltd.
filed 2023-05-05
CIK 1631574

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
ordinary shares held by
non-affiliates
of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the ordinary shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022) was $
205,332,422
.
The number of outstanding ordinary shares of the registrant as of March 24, 2023 was
98,104,844
.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 2 on Form
10-K/A
(this “Amendment”) amends the Annual Report on
Form 10-K
of Wave Life Sciences Ltd. (the “Company,” “we,” “our,” “us” or “Wave”) for the fiscal year ended December 31, 2022, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2023 (the “Original
10-K”)
and as amended by that certain Amendment No. 1 thereto (“Amendment No. 1”), as filed with the SEC on April 28, 2023.
This Amendment is being filed solely to include disclosure of an additional transaction in Item 13 of Part III of the Annual Report on Form
10-K,
under the heading “Contract Research Services Provided by SNBL” below, which was previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as filed with the SEC on May 3, 2023. In addition, this Amendment amends Item 15 of Part IV of the Original
10-K
to update the exhibit list and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Except as described above, no other changes have been made to the Original
10-K
or Amendment No. 1. The Original
10-K
and Amendment No. 1 continue to speak as of the dates described therein, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original
10-K,
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

Aik Na Tan has served as a director since August 2020. Ms. Tan currently serves as Senior Vice-President (Administration) at Nanyang Technological University, Singapore (NTU), a position she has held since January 2020. From when she joined NTU in August 2016 to December 2017, she served as NTU’s Chief Financial Officer. She also served as NTU’s Chief Administrative Officer from April 2017 to December 2017 and as NTU’s Vice-President (Administration) from January 2018 to December 2019. Prior to joining NTU, Ms. Tan served as Global Finance Transformation Leader & Managing Director of the Chemours Company Singapore Pte Ltd, a spin-off from DuPont, from 2015 to 2016. From 1994 to 2015, Ms. Tan held numerous global and regional leadership roles at DuPont in accounting, corporate treasury, six sigma, financial systems, supply chain, operations, financial and strategic planning, including various positions at DuPont Company (Singapore) Pte Ltd, most recently serving as the Chief Financial Officer of DuPont Titanium Technologies from November 2011 to February 2015. Ms. Tan began her professional career as a tax assistant at Price Waterhouse. Ms. Tan holds a Bachelor of Accountancy degree from the Nanyang Technological University, Singapore, and is a member of the Institute of Singapore Chartered Accountants. We believe she is qualified to serve on our Board because of her extensive experience as a chief financial officer and chief administrative officer, her broad operations experience working in Singapore corporations, her experience working on boards of directors and committees thereof, as well as her business, financial and accounting credentials.

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

Research and Development Committee. Our Research and Development Committee met four times during the fiscal year ended December 31, 2022. The Research and Development Committee currently has three members: Dr. Corrigan (Chairman), and Drs. Kolchinsky and Verdine. Our Research and Development Committee’s role and responsibilities are set forth in the Research and Development Committee’s written charter and generally include assisting us in evaluating research, development and technology (“R&D”) issues and decisions; reviewing and providing feedback to our R&D management on our current and planned R&D programs and initiatives; serving as a sounding board for our R&D organization on research and development matters; and identifying and discussing with the Board significant emerging scientific and clinical issues and trends.

Board Diversity Matrix

The following Board Diversity Matrix presents our Board diversity statistics in accordance with Nasdaq Rule 5606, as self-disclosed by our directors. While the Board satisfies the minimum objectives of Nasdaq Rule 5605(f)(2) by having at least one director who identifies as female and at least one director who identifies as a member of an Underrepresented Minority (as defined by Nasdaq Rules), the Nominating and Corporate Governance Committee will continue to consider the diversity of our Board in its selection of director nominees.

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

Executive Officers

Set forth below is information as of March 24, 2023 regarding our executive officers who are not also directors. We have employment agreements with our executive officers and all of our executive officers are at-will employees.

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

Name and Principal Position	Year	Salary ($)	Share Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Paul B. Bolno, M.D., MBA	2022	617,900	—	1,565,220	461,900	22,977	2,667,997
President and Chief Executive Officer	2021	597,000	1,572,000	1,326,000	388,100	9,510	3,892,610
Chandra Vargeese, Ph.D.	2022	459,540	—	521,740	237,800	12,714	1,231,794
Chief Technology Officer, Head of Platform Discovery Sciences	2021	444,000	524,000	331,500	199,800	12,264	1,511,564
Kyle Moran, CFA	2022	439,875	—	470,923	227,600	10,392	1,148,790
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

	Option Awards					Share Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Share Units That Have Not Vested (#)		Market Value of Shares or Share Units That Have Not Vested ($)(7)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(7)
Paul B. Bolno, M.D., MBA	219,025	—		$2.48	3/10/2025
	236,400	—		$18.79	6/16/2026
	72,500	—		$29.05	1/25/2027
	109,000			$40.05	1/23/2028
	63,000			$8.17	3/3/2030
	100,000	100,000	(1)	$10.48	2/1/2031
	—	600,000	(2)	$3.14	1/1/2032
	—	180,000	(3)	$2.83	7/25/2032
						15,000	(4)	$105,000
						75,000	(5)	$525,000
									92,500	(6)	$647,500

	Option Awards					Share Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Share Units That Have Not Vested (#)		Market Value of Shares or Share Units That Have Not Vested ($)(7)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(7)
Chandra Vargeese, Ph.D.	205,964	—		$2.48	3/10/2025
	49,600	—		$18.79	6/16/2026
	19,500	—		$29.05	1/25/2027
	35,000	—		$40.05	1/23/2028
	36,000	—		$8.17	3/3/2030
	25,000	25,000	(1)	$10.48	2/1/2031
	—	200,000	(2)	$3.14	1/1/2032
	—	60,000	(3)	$2.83	7/25/2032
						3,750	(4)	$26,250
						25,000	(5)	$175,000
									50,000	(6)	$350,000
Kyle Moran, CFA	25,000	—		$2.48	3/10/2025
	21,647	—		$18.79	6/16/2026
	15,000	—		$40.05	1/23/2028
	36,000	—		$8.17	3/3/2030
	25,000	25,000	(1)	$10.48	2/1/2031
	—	175,000	(2)	$3.14	1/1/2032
	—	60,000	(3)	$2.83	7/25/2032
						1,875	(4)	$13,125
						25,000	(5)	$175,000
									15,000	(6)	$105,000

(1)	50% vested on February 15, 2022 and the remaining 50% vested on February 15, 2023.
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

Non-Employee Director Compensation Policy

2022 Non-Employee Director Compensation Policy

At our 2022 AGM, our shareholders approved our 2022 Non-Employee Director Compensation Policy, under which our directors are compensated for their service as directors, including as members of the various committees of our Board on which they serve, for the Board service period that commenced on the date of our 2022 AGM and runs through the date of our 2023 AGM. The terms of the 2022 Non-Employee Director Compensation Policy are as follows:

(A) Cash Compensation:

•	Board of Directors: Annual cash compensation of $40,000 to each non-employee director, other than the Chairman of the Board, and cash compensation of $75,000 to the non-employee Chairman of the Board.

•	Audit Committee: Additional annual cash compensation of $18,000 to the Chairman of the Audit Committee and $9,000 to each member of the Audit Committee other than the Chairman.

•	Compensation Committee: Additional annual cash compensation of $15,000 to the Chairman of the Compensation Committee and $7,500 to each member of the Compensation Committee other than the Chairman.

•

Nominating and Corporate Governance Committee: Additional annual cash compensation of $15,000 to the Chairman of the Nominating and Corporate Governance Committee and $7,500 to each member of the Nominating and Corporate Governance Committee other than the Chairman.

•

Research and Development Committee: Additional annual cash compensation of $15,000 to the Chairman of the Research and Development Committee and $7,500 to each member of the Research and Development Committee other than the Chairman.

•

Proration: Additional pro rata cash compensation of the annual cash compensation amounts set forth above shall be made, as applicable, to (i) any director who ceases to be a director, Chairman of the Board or member or chairman of any committee of the Board and (ii) any new non-employee director who is appointed by the Board, any independent director who is appointed to the position of Chairman of the Board or chairman of any such committee of the Board or any independent director who is appointed to serve on any such committee of the Board, for their services rendered as a director and/or committee member, for the portion of the year in which such director so served.

(B) Equity Compensation:

•

Initial Equity Grant: One-time equity grant upon initial appointment or election to the Board of an option to purchase 42,000 ordinary shares, which shall vest as to 12.5% of the shares on a quarterly basis during the two-year period following the grant date.

•

Refresh Equity Grant: Each non-employee director whose initial equity grant has an expiration date within twelve months following the 2022 AGM shall be granted an option to purchase 42,000 ordinary shares, which shall vest as to 12.5% of the shares on a quarterly basis during the two-year period following the grant date.

•

Annual Equity Grant: Annual equity grant of an option to purchase 21,000 ordinary shares, which shall vest as to 100% of the shares on the earlier of the 2023 AGM or the first anniversary of the grant date.

•

Limitation on Equity Grants: A non-employee director shall be eligible to receive only one type of option grant at the 2022 AGM, which shall be an initial equity grant, a refresh equity grant, or an annual equity grant, in each case as described above.

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

	Ordinary Shares Beneficially Owned
Name	Shares	Percent
5% Beneficial Owners
RA Capital Management, L.P.(1)	20,225,708	19.99%
GSK plc(2)	10,683,761	10.9%
Shin Nippon Biomedical Laboratories, Ltd.(3)	9,606,408	9.4%
Maverick Capital, Ltd.(4)	7,097,664	7.2%
683 Capital Management, LLC(5)	6,000,000	6.1%
M28 Capital Management LP(6)	5,903,405	6.0%
Adage Capital Partners, L.P.(7)	5,526,884	5.6%
Directors and Named Executive Officers
Paul B. Bolno, M.D., MBA(8)	1,494,850	1.5%
Chandra Vargeese, Ph.D.(9)	554,910	*
Kyle Moran, CFA(10)	261,242	*
Mark H. N. Corrigan, M.D.(11)	49,875	*
Christian Henry(11)	66,750	*
Peter Kolchinsky, Ph.D.(12)	20,225,708	19.99%
Adrian Rawcliffe(11)	66,750	*
Ken Takanashi(13)	9,673,158	9.5%
Heidi L. Wagner, J.D.(11)	49,875	*
Gregory L. Verdine, Ph.D.(14)	405,532	*
Aik Na Tan(11)	34,730	*
All current directors and executive officers as a group (12 individuals)(15)	33,219,566	30.8%

*	Represents less than 1% of ordinary shares outstanding on March 24, 2023.
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

(4)

Based on information reported by Maverick Capital, Ltd., Maverick Capital Management, LLC and Lee S. Ainslee III on Schedule 13G/A filed with the SEC on February 14, 2023. Maverick Capital, Ltd. is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and, as such, may be deemed to have beneficial ownership of the ordinary shares reported herein through the investment discretion it exercises over its clients’ accounts. Maverick Capital Management, LLC is the General Partner of Maverick Capital, Ltd. Mr. Ainslie is the manager of Maverick Capital Management, LLC. The principal business address of (i) Maverick Capital, Ltd. and Maverick Capital Management, LLC is 1900 N. Pearl Street, 20th Floor, Dallas, Texas, 75201, and (ii) Mr. Ainslie is 360 South Rosemary Ave., Suite 1440, West Palm Beach, Florida 33401.

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

Contract Research Services Provided by SNBL

In April 2023, we engaged SNBL, one of our principal shareholders, to provide approximately $2.8 million in certain non-human primate contract research services to us. Ken Takanashi, a member of our Board, is an executive officer of SNBL and an executive officer and director of SNBL USA.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Item 15(a).	The documents listed below are filed as part of this Amendment No. 2 to Annual Report on Form 10-K/A.

Item 15(a)(1) and

(2).	See Item 8 of the Original 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3).	Exhibits: The exhibits listed below are filed with, or incorporated by reference in, this Amendment.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Constitution (formerly known as Memorandum of Association and Articles of Association)		Amendment No. 5 to Form S-1 (Exhibit 3.2)	11/10/2015	333-207379

4.1	Form of Specimen Ordinary Share Certificate		Amendment No. 3 to Form S-1 (Exhibit 4.1)	11/06/2015	333-207379

4.2	Description of Securities of the Registrant and Comparison of Shareholder Rights		Form 10-K (Exhibit 4.2)	03/23/2023	001-37627

4.3	Form of Pre-Funded Warrant		Form 8-K (Exhibit 4.1)	06/14/2022	001-37627

4.4.1	Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of August 14, 2015		Form S-1 (Exhibit 4.2)	10/09/2015	333-207379

4.4.2	Amendment No. 1 to Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of November 8, 2018		Form 10-Q (Exhibit 10.2)	11/09/2018	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

4.5	Share Purchase Agreement by and between the Registrant and C.P. Pharmaceuticals International C.V., dated as of May 5, 2016		Form 10-Q (Exhibit 10.2)	08/15/2016	001-37627

Lease Agreements

10.1.1	Lease Agreement by and between Wave Life Sciences USA, Inc., the Registrant, and King 733 Concord LLC, dated as of April 6, 2015		Form S-1 (Exhibit 10.7)	10/09/2015	333-207379

10.1.2	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and CPI/King 733 Concord Owner, LLC, dated as of December 9, 2020		Form 10-K (Exhibit 10.5.2)	03/04/2021	001-37627

10.1.3	Second Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and CPI/King 733 Concord Owner, LLC, dated as of August 8, 2022		Form 10-Q (Exhibit 10.1)	08/11/2022	001-37627

10.2.1	Lease Agreement by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of September 26, 2016		Form 8-K (Exhibit 10.1)	01/06/2017	001-37627

10.2.2	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of December 31, 2016		Form 8-K (Exhibit 10.1)	01/06/2017	001-37627

Collaboration and License Agreements

10.3††	Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and GlaxoSmithKline Intellectual Property (No. 3), dated as of December 13, 2022		Form 10-K (Exhibit 10.3)	03/23/2023	001-37627

10.4	Share Purchase Agreement by and between Glaxo Group Limited and the Registrant, dated as of December 13, 2022		Form 10-K (Exhibit 10.4)	03/23/2023	001-37627

10.5	Investor Agreement by and between Glaxo Group Limited and the Registrant, dated as of January 26, 2023		Form 10-K (Exhibit 10.5)	03/23/2023	001-37627

10.6.1†	Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and Takeda Pharmaceutical Company Limited, dated as of February 19, 2018		Form 10-Q (Exhibit 10.1)	05/09/2018	001-37627

10.6.2	First Amendment to Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and Takeda Pharmaceutical Company Limited, dated as of August 4, 2020		Form 10-Q (Exhibit 10.3)	05/12/2022	001-37627

10.6.3††	Second Amendment to Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and Takeda Pharmaceutical Company Limited, dated as of October 15, 2021		Form 10-K (Exhibit 10.3.2)	03/03/2022	001-37627

10.7	Share Purchase Agreement by and between Takeda Pharmaceutical Company Limited and the Registrant, dated as of February 19, 2018		Form 10-Q (Exhibit 10.2)	05/09/2018	001-37627

10.8	Investor Agreement by and between Takeda Pharmaceutical Company Limited and the Registrant, dated as of April 2, 2018		Form 10-Q (Exhibit 10.3)	05/09/2018	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

Agreements with Executive Officers and Directors

10.9+	Form of Deed of Indemnity by and between the Registrant and each of its directors and certain of its officers		Form S-1 (Exhibit 10.11)	10/09/2015	333-207379

10.10+	Employment Agreement, as amended and restated, between the Registrant and Paul B. Bolno, dated as of May 8, 2020		Form 10-Q (Exhibit 10.1)	08/10/2020	333-207379

10.11+	Employment Agreement, as amended and restated, between the Registrant and Chandra Vargeese, dated as of May 8, 2020		Form 10-Q (Exhibit 10.2)	08/10/2020	333-207379

10.12+	Employment Agreement between the Registrant and Christopher Francis, Ph.D., dated as of November 8, 2022		Form 10-K (Exhibit 10.12)	03/23/2023	001-37627

10.13+	Employment Agreement between the Registrant and Michael Panzara, M.D. dated as of July 11, 2016		Form 10-Q (Exhibit 10.4)	11/09/2016	001-37627

10.14+	Employment Agreement, as amended and restated, between the Registrant and Kyle Moran, dated as of January 1, 2021		Form 10-K (Exhibit 10.15)	03/04/2021	001-37627

10.15+	Non-Employee Director Compensation Policy, as amended, effective as of August 15, 2022		Form 10-Q (Exhibit 10.1)	11/10/2022	001-37627

10.16+	Consulting Agreement by and between Ontorii, Inc. (now Wave Life Sciences USA, Inc.) and Gregory Verdine, dated as of April 1, 2012		Form S-1 (Exhibit 10.16)	10/09/2015	333-207379

10.17+	Nominee Director Fee Agreement by and between the Registrant and Miura & Associates Management Consultants Pte. Ltd., dated as of October 23, 2012		Form S-1 (Exhibit 10.17)	10/09/2015	333-207379
Equity and Other Compensation Plans

10.18+	Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Equity Plan”)		Form 10-Q (Exhibit 10.1)	11/09/2017	001-37627

10.19+	Wave Life Sciences Ltd. 2021 Equity Incentive Plan, as amended (the “2021 Equity Plan”)		Form 8-K (Exhibit 10.1)	08/15/2022	001-37627

10.20+	Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan, effective as of August 15, 2019		Form 10-Q (Exhibit 10.1)	11/05/2019	001-37627

10.21.1+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016		Form 10-Q (Exhibit 10.2)	11/09/2017	001-37627

10.21.2+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.23.3)	03/01/2019	001-37627

10.21.3+	Form of Non-qualified Share Option Agreement under the 2021 Equity Plan, effective as August 10, 2021		Form 10-K (Exhibit 10.3)	11/10/2021	001-37627

10.22.1+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of December 2014		Form S-8 (Exhibit 10.1)	12/17/2015	333-208598

10.22.2+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016		Form 10-Q (Exhibit 10.3)	11/09/2017	001-37627

10.23.1+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of June 16, 2016		Form 10-Q (Exhibit 10.4)	11/09/2017	001-37627

10.23.2+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.25.2)	03/01/2019	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.23.3+	Form of Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of January 1, 2019		Form 10-Q (Exhibit 10.1)	05/10/2019	001-37627

10.23.4+	Form of Restricted Share Unit Agreement under the 2021 Equity Plan, effective as of August 10, 2021		Form 10-Q (Exhibit 10.4)	11/10/2021	001-37627

10.23.5+	Form of Amended and Restated 2019 Performance-Based Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of March 17, 2021		Form 10-Q (Exhibit 10.2)	05/13/2021	001-37627

10.23.6+	Form of 2021 Performance-Based Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of March 17, 2021		Form 10-Q (Exhibit 10.3)	05/13/2021	001-37627

10.24.1+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of June 21, 2017		Form 10-Q (Exhibit 10.5)	11/09/2017	001-37627

10.24.2+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.26.2)	03/01/2019	001-37627

10.24.3+	Form of Non-qualified Share Option Agreement for UK Participants under the 2021 Equity Plan, effective as of August 10, 2021		Form 10-Q (Exhibit 10.5)	11/10/2021	001-37627

10.24.4+	Form of Restricted Share Unit Agreement for UK Participants under the 2021 Equity Plan, effective as of August 10, 2021		Form 10-Q (Exhibit 10.6)	11/10/2021	001-37627

10.25.1	Form of Inducement Non-qualified Share Option Agreement		Form 10-Q (Exhibit 10.3)	08/10/2020	001-37627

10.25.2	Form of Inducement Restricted Share Unit Agreement		Form 10-Q (Exhibit 10.7)	11/10/2021	001-37627

10.26.1	Open Market Sale Agreement, dated as of May 10, 2019, by and between the Registrant and Jefferies LLC		Form S-3ASR (Exhibit 1.2)	05/10/2019	333-231382

10.26.2	Amendment No. 1 to Open Market Sale Agreement, dated as of March 2, 2020, by and between the Registrant and Jefferies LLC		POSASR (Exhibit 1.3)	03/02/2020	333-231382

10.26.3	Amendment No. 2, dated March 3, 2022, to the Open Market Sale Agreement, dated as of May 10, 2019, by and between Wave Life Sciences Ltd. and Jefferies LLC		Form 8-K (Exhibit 10.1)	03/03/2022	001-37627

21.1	List of Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	03/12/2018	001-37627

23.1	Consent of Independent Registered Public Accounting Firm		Form 10-K (Exhibit 23.1)	03/23/2023	001-37627

24.1	Power of Attorney (included on signature page to the Original 10-K)		Form 10-K (Exhibit 24.1)	03/23/2023	001-37627

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)	X

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer.		Form 10-K (Exhibit 32)	03/23/2023	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document		Form 10-K (Exhibit 101.INS)	03/23/2023	001-37627

101.SCH	Inline XBRL Taxonomy Extension Schema Document		Form 10-K (Exhibit 101.SCH)	03/23/2023	001-37627

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		Form 10-K (Exhibit 101.CAL)	03/23/2023	001-37627

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		Form 10-K (Exhibit 101.DEF)	03/23/2023	001-37627

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		Form 10-K (Exhibit 101.LAB)	03/23/2023	001-37627

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		Form 10-K (Exhibit 101.PRE)	03/23/2023	001-37627

104	The cover page for this Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended December 31, 2022 has been formatted in Inline XBRL.		Form 10-K (Exhibit 104)	03/23/2023	001-37627

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

Wave Life Sciences Ltd.

Date: May 5, 2023	By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer