Form 10-Q
period 2023-06-30
Wave Life Sciences Ltd.
filed 2023-08-03
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of outstanding ordinary shares of the registrant as of July 27, 2023 was 98,983,261.

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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ. These risks, uncertainties and other factors include, among other things, our critical accounting policies; the ability of our preclinical studies to produce data sufficient to support the filing of global clinical trial applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results and timing of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our effectiveness in managing current and future clinical trials and regulatory processes; the success of our platform in identifying viable candidates; the continued development and acceptance of nucleic acid therapeutics as a class of drugs; our ability to demonstrate the therapeutic benefits of our stereopure candidates in clinical trials, including our ability to develop candidates across multiple therapeutic modalities; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to fund our operations and to raise additional capital as needed; competition from others developing therapies for similar uses; any impacts on our business as a result of or related to the COVID-19 pandemic, the conflict involving Russia and Ukraine, global economic uncertainty, rising inflation, rising interest rates or market disruptions, as well as other risks and uncertainties under the caption “Risk Factors” contained in this Quarterly Report on Form 10-Q and in other filings we make with the Securities and Exchange Commission (the “SEC”).

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$172,974	$88,497
Prepaid expenses	9,012	7,932
Other current assets	2,722	2,108
Total current assets	184,708	98,537
Long-term assets:
Property and equipment, net of accumulated depreciation of $40,423 and $37,846 as of June 30, 2023 and December 31, 2022, respectively	14,983	17,284
Operating lease right-of-use assets	24,805	26,843
Restricted cash	3,668	3,660
Other assets	1,821	62
Total long-term assets	45,277	47,849
Total assets	$229,985	$146,386
Liabilities, Series A preferred shares and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$12,379	$16,915
Accrued expenses and other current liabilities	10,429	17,552
Current portion of deferred revenue	111,133	31,558
Current portion of operating lease liability	6,285	5,496
Total current liabilities	140,226	71,521
Long-term liabilities:
Deferred revenue, net of current portion	104,540	79,774
Operating lease liability, net of current portion	28,875	32,118
Other liabilities	190	190
Total long-term liabilities	133,605	112,082
Total liabilities	$273,831	$183,603
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at June 30, 2023 and December 31, 2022	$7,874	$7,874
Shareholders’ equity (deficit):
Ordinary shares, no par value; 98,566,816 and 86,924,643 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	$839,675	$802,833
Additional paid-in capital	124,601	119,442
Accumulated other comprehensive loss	(150)	(29)
Accumulated deficit	(1,015,846)	(967,337)
Total shareholders’ deficit	$(51,720)	$(45,091)
Total liabilities, Series A preferred shares and shareholders’ deficit	$229,985	$146,386

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$22,106	$375	$35,035	$2,125
Operating expenses:
Research and development	33,314	29,733	64,293	57,203
General and administrative	12,265	12,806	24,500	25,180
Total operating expenses	45,579	42,539	88,793	82,383
Loss from operations	(23,473)	(42,164)	(53,758)	(80,258)
Other income, net:
Dividend income and interest income, net	2,251	124	4,124	150
Other income, net	118	744	1,125	998
Total other income, net	2,369	868	5,249	1,148
Loss before income taxes	(21,104)	(41,296)	(48,509)	(79,110)
Income tax provision	—	—	—	—
Net loss	$(21,104)	$(41,296)	$(48,509)	$(79,110)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.20)	$(0.62)	$(0.47)	$(1.25)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	105,462,414	66,479,293	103,768,971	63,514,426

Other comprehensive loss:
Net loss	$(21,104)	$(41,296)	$(48,509)	$(79,110)
Foreign currency translation	(100)	(142)	(121)	(228)
Comprehensive loss	$(21,204)	$(41,438)	$(48,630)	$(79,338)

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

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT) CONTINUED

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2022	3,901,348	$7,874	86,924,643	$802,833	$119,442	$(29)	$(967,337)	$(45,091)
Issuance of ordinary shares	—	—	10,683,761	34,623	—	—	—	34,623
Share-based compensation	—	—	—	—	2,750	—	—	2,750
Vesting of RSUs	—	—	363,161	—	—	—	—	—
Option exercises	—	—	181	1	—	—	—	1
Issuance of ordinary shares under the ESPP	—	—	133,098	429	—	—	—	429
Other comprehensive loss	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(27,405)	(27,405)
Balance at March 31, 2023	3,901,348	$7,874	98,104,844	$837,886	$122,192	$(50)	$(994,742)	$(34,714)
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	429,051	1,704	—	—	—	1,704
Share-based compensation	—	—	—	—	2,409	—	—	2,409
Vesting of RSUs	—	—	9,234	—	—	—	—	—
Option exercises			23,687	85				85
Other comprehensive loss	—	—			—	(100)	—	(100)
Net loss	—	—	—	—	—	—	(21,104)	(21,104)
Balance at June 30, 2023	3,901,348	$7,874	98,566,816	$839,675	$124,601	$(150)	$(1,015,846)	$(51,720)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(48,509)	$(79,110)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right-of-use assets	2,038	1,593
Depreciation of property and equipment	2,722	3,425
Share-based compensation expense	5,159	10,921
Changes in operating assets and liabilities:
Prepaid expenses	(1,080)	1,188
Other assets	(2,373)	(1,946)
Accounts payable	(4,456)	3,264
Accrued expenses and other current liabilities	(7,123)	(3,776)
Deferred revenue	104,341	(1,855)
Operating lease liabilities	(2,454)	(2,399)
Net cash provided by (used in) operating activities	48,265	(68,695)
Cash flows from investing activities
Purchases of property and equipment	(561)	(700)
Proceeds from the sale property and equipment	—	106
Purchase of short-term investments	—	(50,000)
Proceeds from maturity of short-term investments	—	25,000
Net cash used in investing activities	(561)	(25,594)
Cash flows from financing activities
Proceeds from issuance of ordinary shares, net of offering costs	34,623	51,464
Proceeds from issuance of pre-funded warrants, net of offering costs	—	14,336
Proceeds from issuance of ordinary shares pursuant to the at-the-market equity program, net of offering costs	1,764	1,105
Proceeds from the exercise of share options	86	37
Proceeds from the ESPP	429	174
Net cash provided by financing activities	36,902	67,116
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(121)	(228)
Net increase (decrease) in cash, cash equivalents and restricted cash	84,485	(27,401)
Cash, cash equivalents and restricted cash, beginning of period	92,157	154,215
Cash, cash equivalents and restricted cash, end of period	$176,642	$126,814
Supplemental disclosure of cash flow information
Increase in operating lease right-of-use assets and lease liabilities related to lease extension	$—	$12,006
Offering costs in accounts payable at period end	$60	$311

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

As of June 30, 2023, the Company had cash and cash equivalents of $173.0 million. The Company expects that its existing cash and cash equivalents will be sufficient to fund its operations for at least the next twelve months. The Company has based this expectation on assumptions that may prove to be incorrect, and the Company may use its available capital resources sooner than it currently expects. If the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be further reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. In addition, the Company may elect to raise additional funds before it needs them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if the Company expects it has sufficient funds for its current or future operating plans.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 23, 2023, as amended (the “2022 Annual Report on Form 10-K”), have had no material changes during the six months ended June 30, 2023, except as described below.

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

Unaudited Interim Financial Data

The accompanying interim consolidated balance sheet as of June 30, 2023, the related interim consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, the consolidated statements of Series A preferred shares and shareholders’ equity (deficit) for the three months ended March 31, June 30, 2023 and 2022, the consolidated statements of cash flows for the six months ended June 30, 2023 and 2022, and the related interim information contained within the notes to the unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2023 and 2022 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2023 and 2022. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any other interim period or future year or period.

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Accrued compensation	$6,898	$12,287
Accrued expenses related to CROs and CMOs	2,662	3,516
Accrued expenses and other current liabilities	869	1,749
Total accrued expenses and other current liabilities	$10,429	$17,552

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

During the six months ended June 30, 2023, the Company granted an aggregate of 4,984,750 options and 101,700 time-based RSUs to employees.

As of June 30, 2023, 1,756,326 ordinary shares remained available for future grant under the 2021 Plan.

The Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan (“ESPP”) allows full-time and certain part-time employees to purchase the Company’s ordinary shares at a discount to fair market value. Eligible employees may enroll in a six-month offering period beginning every January 15th and July 15th. Ordinary shares are purchased at a price equal to 85% of the lower of the fair market value of the Company’s ordinary shares on the first business day or the last business day of an offering period. During the six months ended June 30, 2023, 133,098 ordinary shares were issued under the ESPP. As of June 30, 2023, there were 583,315 ordinary shares available for issuance under the ESPP.

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

During the three and six months ended June 30, 2023, the Company recognized revenue of approximately $20.8 million and $33.1 million, respectively, under the GSK Collaboration Agreement using the input method described above.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue on June 30, 2023 is approximately $106.3 million, of which $81.2 million is included in current liabilities and $25.1 million is included in long-term liabilities.

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

Through June 30, 2023, the Company had recognized revenue of $83.2 million as collaboration revenue under the Takeda Collaboration Agreement in the Company’s consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2023, the Company recognized revenue of $1.3 million and $2.0 million under the Takeda Collaboration Agreement, respectively. During the three and six months ended June 30, 2022, the Company recognized revenue of approximately $0.3 million and $1.9 million under the Takeda Collaboration Agreement, respectively.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue as of December 31, 2022 was $111.3 million, of which approximately $31.6 million was included in current liabilities and $79.8 million was included in long-term liabilities. The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue at June 30, 2023 is $109.3 million, of which $29.9 million is included in current liabilities and $79.4 million is included in long-term liabilities. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the research and development services for each Category 1 Program as costs are incurred, over the remaining research term. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the material right for each Category 1 Program option upon Takeda’s exercise or termination of such option, or immediately as each option expires unexercised.

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

As of June 30, 2023, there are 7,093,656 vested and exercisable pre-funded warrants (“Pre-Funded Warrants”) outstanding to purchase ordinary shares for the exercise price of $0.0001 per share, provided that, unless and until the Company obtains shareholder approval for the issuance of the shares underlying the Pre-Funded Warrants, a holder will not be entitled to exercise any portion of any Pre-Funded Warrant, which, upon giving effect to such exercise, would cause (i) the aggregate number of our ordinary shares beneficially owned by the holder (together with its affiliates) to exceed 19.99% of the number of our ordinary shares outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed 19.99% of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrants. The Pre-Funded Warrants are included in the weighted-average shares outstanding used in the calculation of basic net loss per share as the exercise price is negligible and the warrants are fully vested and exercisable.

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

The following potential ordinary shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2023	2022
Options to purchase ordinary shares	14,176,822	8,526,312
RSUs	626,465	979,850
Series A preferred shares	3,901,348	3,901,348

Additionally, for the periods presented, the two-class method does not impact the net loss per ordinary share as the Company was in a net loss position for each of the periods presented and holders of Series A preferred shares do not participate in losses.

7. INCOME TAXES

During the three and six months ended June 30, 2023 and 2022, the Company recorded no income tax provision. The Company maintained a full valuation allowance for the three and six months ended June 30, 2023 and 2022 in all jurisdictions due to uncertainty regarding future taxable income.

8. GEOGRAPHIC DATA

Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2023 and December 31, 2022.

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
•
In April 2023, the Company engaged Shin Nippon Biomedical Laboratories Ltd. (“SNBL”), one of the Company’s shareholders, to provide approximately $2.8 million in certain non-human primate contract research services to the Company and during the three months ended June 30, 2023, the Company paid SNBL $1.4 million for the aforementioned contract research services.

10. SUBSEQUENT EVENT

In May 2023, the Company announced its decision to discontinue clinical development of WVE-004 for C9orf72-associated ALS and FTD (“C9-ALS/FTD”). In July 2023, the joint steering committee that manages the Takeda Collaboration terminated C9-ALS/FTD as a target under the collaboration (the “C9 Target”) and consequently Takeda and the Company’s rights and obligations under the Takeda Collaboration were terminated with respect to the C9 Target.

As a result of the termination, the Company will recognize $28.0 million in revenue during the three months ended September 30, 2023, this represents the remainder of the deferred revenue for the C9 Target as of June 30, 2023.

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

Overview

We are a clinical-stage RNA medicines company committed to delivering life-changing treatments for people battling devastating diseases. Using PRISM, our proprietary discovery and drug development platform that enables the precise design, optimization, and production of novel stereopure oligonucleotides, we are working to develop first- or best-in-class medicines that target the transcriptome (the full set of ribonucleic acid (“RNA”) molecules produced from the human genome) to treat genetically defined diseases with a high degree of unmet need.

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

We have a robust and diverse pipeline of potential first- or best-in-class programs. Our lead programs are designed to treat genetic diseases, including those in muscle, including Duchenne muscular dystrophy (“DMD”); liver, including alpha-1 antitrypsin deficiency (“AATD”); and the central nervous system (“CNS”), including Huntington’s disease (“HD”). These programs include:

•
WVE-N531 (splicing), our exon 53 molecule for the treatment of DMD;
•
WVE-006 (editing), our SERPINA1 molecule for the treatment of AATD; and
•
WVE-003 (silencing), our mHTT SNP3 molecule for the treatment of HD.

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

On May 23, 2023, we announced topline results from the Phase 1b/2a FOCUS-C9 study and our decision to discontinue clinical development of WVE-004 for C9orf72-associated amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”) (“C9-ALS/FTD”). Results from the study indicated that WVE-004 was generally safe and well-tolerated across doses of WVE-004, with most adverse events presenting as mild in intensity. Importantly, robust, sustained reductions in poly(GP) dipeptide proteins from baseline were observed in the cerebrospinal fluid (“CSF”), with a maximal mean reduction of 48% (p<0.0001) in the Q12W dose and 50% (p=0.0001) in the Q4W dose of WVE-004, successfully translating preclinical model pharmacodynamic effects to clinical biomarker effects. However, no trends in clinical benefit were observed at 24 weeks, and reductions in poly(GP) were not correlated with stabilization or improvement in functional outcomes. Based on these data, and in the absence of biomarkers reasonably likely to predict clinical outcomes, we discontinued development of WVE-004. In July 2023, the joint steering committee that manages the Takeda Collaboration (as defined in Note 5 in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, “Note 5”) terminated C9-ALS/FTD as a target under the collaboration (the “C9 Target”) and consequently Takeda and Wave’s rights and obligations under the Takeda Collaboration were terminated with respect to the C9 Target.

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

In the third quarter of 2022, we announced WVE-006 as our development candidate for AATD. WVE-006 is first-in-class in AATD and is the most advanced program currently in development using an oligonucleotide to harness an endogenous enzyme for RNA editing. IND-enabling studies are complete, and we expect to submit clinical trial applications (CTAs) in the second half of 2023. Additionally, under the GSK collaboration, GSK received the exclusive global license for WVE-006, with clinical development and commercial responsibilities transitioning to GSK after we complete the first clinical trial. Under the terms of the collaboration, we are eligible to receive up to $525 million in development, launch and sales-related milestones, as well as double-digit tiered royalties as a percentage of net sales up to the high teens, for WVE-006.

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

In September 2022 (data cut-off: August 29, 2022), we announced a positive update from SELECT-HD driven by the observation of reductions in mHTT protein in cerebrospinal fluid (“CSF”) after study participants received either a single 30 or 60 mg dose of WVE-003. Additionally, wtHTT protein levels appeared consistent with allele-selectivity. Single doses (30 mg, 60 mg, and 90 mg) of WVE-003 appeared generally safe and well-tolerated. Based on the SELECT-HD data, we adapted the trial to expand the single-dose cohorts, the multi-dose portion is underway, and we expect to share additional single-dose, as well as available multi-dose, biomarker and safety data in the second half of 2023. As previously disclosed, Wave’s mHTT assay vendor experienced a cyber-attack in April 2023. No Wave data or patient samples were impacted by the attack and Wave remains in close contact with the vendor as they address this issue.

Discovery Pipeline

We are advancing new targets across multiple disease areas, in light of compelling preclinical data indicating our oligonucleotides can distribute to various tissues and cells without complex delivery vehicles. We are also focusing on targets that have been genetically validated and offer biomarkers for target engagement to enable early proof-of-concept in the clinic. We expect this research to result in multiple new programs with first-in-class potential being added to our pipeline over the next several years.

In April 2023, we announced the publication of preclinical data for our novel siRNA formats in the journal of Nucleic Acids Research. The preclinical data demonstrated unprecedented Ago2 loading following administration of single subcutaneous GalNAc-siRNA dose, leading to improved potency and durability in vivo versus comparator siRNA formats.

We have also demonstrated the potential of our siRNA to silence targets in extra-hepatic tissues. In the first quarter of 2023, we announced data from our first in vivo siRNA study in the central nervous system (CNS), where our unconjugated siRNA constructs demonstrated 70-90% APP silencing across six brain regions in mouse CNS at eight weeks, following a single intracerebroventricular (ICV) dose.

Through our collaboration with GSK, we are gaining access to proprietary genetic insights to expand our wholly-owned pipeline. In addition, we and GSK are actively working on multiple target validation programs for our GSK-partnered programs, for which all of our costs and expenses are prepaid by GSK.

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss for the three months ended June 30, 2023 and 2022 was $21.1 million and $41.3 million, respectively. Our net loss for the six months ended June 30, 2023 and 2022 was $48.5 million and $79.1 million, respectively. As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $1,015.8 million and $967.3 million, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

Revenue

We recognize collaboration revenue under the GSK Collaboration Agreement, which became effective in January 2023 (as defined in Note 5), and the Takeda Collaboration Agreement (as defined in Note 5), which became effective in April 2018. We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future.

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

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Revenue	$22,106	$375	$21,731
Operating expenses:
Research and development	33,314	29,733	3,581
General and administrative	12,265	12,806	(541)
Total operating expenses	45,579	42,539	3,040
Loss from operations	(23,473)	(42,164)	18,691
Total other income, net	2,369	868	1,501
Loss before income taxes	(21,104)	(41,296)	20,192
Income tax provision	—	—	—
Net loss	$(21,104)	$(41,296)	$20,192

Revenue

Revenue for the three months ended June 30, 2023 was $22.1 million and was earned under the GSK Collaboration Agreement and the Takeda Collaboration Agreement. Revenue for the three months ended June 30, 2022 was $0.4 million and was earned primarily under the Takeda Collaboration Agreement, as the GSK Collaboration Agreement became effective in January 2023. The year-over-year increase is primarily driven by the revenue earned under the GSK Collaboration Agreement.

Research and Development Expenses

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
ALS and FTD program	$3,334	$3,348	$(14)
HD programs	4,095	1,253	2,842
DMD programs	2,255	392	1,863
AATD program	2,156	1,541	615
PRISM and other research and development expenses (1)	21,474	23,199	(1,725)
Total research and development expenses	$33,314	$29,733	$3,581

(1)
Includes expenses related to discovery and development programs, identification of potential drug discovery candidates, compensation, internal manufacturing, equipment repairs and maintenance, facilities and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $33.3 million for the three months ended June 30, 2023, compared to $29.7 million for the three months ended June 30, 2022. The increase of $3.6 million was due to the following:

•
a less than $0.1 million decrease in external expenses related to our ALS and FTD program, WVE-004 (PN-modified silencing oligonucleotide), which we discontinued in May 2023;
•
an increase of $2.8 million in external expenses related to our HD programs, including our WVE-003 (PN-modified silencing oligonucleotide) program;
•
an increase of $1.9 million in external expenses related to our DMD programs, including WVE-N531 (PN-modified splicing oligonucleotide);
•
an increase of $0.6 million in external expenses related to our AATD program, WVE-006 (PN-modified RNA editing oligonucleotide); and
•
a decrease of $1.7 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, including PRISM and the identification of potential drug discovery candidates, mainly due to decreases in external research and development expenses and compensation-related expenses, partially offset by increases in facilities-related expenses.

General and Administrative Expenses

General and administrative expenses were $12.3 million for the three months ended June 30, 2023, as compared to $12.8 million for the three months ended June 30, 2022. The decrease is primarily driven by decreases in compensation-related expenses, partially offset by increases in other external general and administrative expenses and facilities-related expenses.

Other Income, Net

Other income, net for the three months ended June 30, 2023 and 2022 was $2.4 million and $0.9 million, respectively, and consisted of dividend income and estimated refundable tax credits. The increase in other income year-over-year was driven by an increase in dividend income.

Income Tax Provision

During the three months ended June 30, 2023 and 2022, we recorded no income tax provision. We maintained a full valuation allowance for the three months ended June 30, 2023 and 2022 in all jurisdictions due to uncertainty regarding future taxable income.

Comparison of the six months ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Revenue	$35,035	$2,125	$32,910
Operating expenses:
Research and development	64,293	57,203	7,090
General and administrative	24,500	25,180	(680)
Total operating expenses	88,793	82,383	6,410
Loss from operations	(53,758)	(80,258)	26,500
Total other income, net	5,249	1,148	4,101
Loss before income taxes	(48,509)	(79,110)	30,601
Income tax provision	—	—	—
Net loss	$(48,509)	$(79,110)	$30,601

Revenue

Revenue for six months ended June 30, 2023 was $35.0 million and was earned under the GSK Collaboration Agreement and the Takeda Collaboration Agreement. Revenue for six months ended June 30, 2022 was $2.1 million and was primarily earned under the Takeda Collaboration Agreement, as the GSK Collaboration Agreement became effective in January 2023. The year-over-year increase is primarily driven by the revenue earned under the GSK Collaboration Agreement.

Research and Development Expenses

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
ALS and FTD program	$6,051	$5,087	$964
HD programs	7,417	3,446	3,971
DMD programs	2,569	817	1,752
AATD program	3,724	1,852	1,872
PRISM and other research and development expenses (1)	44,532	46,001	(1,469)
Total research and development expenses	$64,293	$57,203	$7,090

(1)
Includes expenses related to discovery and development programs, identification of potential drug discovery candidates, compensation, internal manufacturing, equipment repairs and maintenance, facilities and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $64.3 million for the six months ended June 30, 2023, compared to $57.2 million for the six months ended June 30, 2022. The increase of $7.1 million was due to the following:

•
an increase of $1.0 million in external expenses related to our ALS and FTD program, WVE-004 (PN-modified silencing oligonucleotide), which we discontinued in May 2023;
•
an increase of $4.0 million in external expenses related to our HD programs, driven by decreased external expenses related to our discontinued WVE-120101 and WVE-120102 programs, partially offset by continuing external expenses for our WVE-003 (PN-modified silencing oligonucleotide) program;
•
an increase of $1.8 million in external expenses related to our DMD programs, including WVE-N531 (PN-modified splicing oligonucleotide);
•
an increase of $1.9 million in external expenses related to our AATD program, WVE-006 (PN-modified RNA editing oligonucleotide); and
•
a decrease of $1.5 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, including PRISM and the identification of potential drug discovery candidates, primarily due to decreases in external research and development expenses and depreciation expenses, partially offset by increased compensation-related expenses and facilities related expenses.

General and Administrative Expenses

General and administrative expenses were $24.5 million for the six months ended June 30, 2023, as compared to approximately $25.2 million for the six months ended June 30, 2022. The decrease of $0.7 million was primarily due to decreases in compensation-related expenses, partially offset by increased external general and administrative expenses and facilities related expenses.

Other Income (Expense), Net

Other income, net for the six months ended June 30, 2023 was $5.2 million and consisted primarily of dividend income, as well as estimated refundable tax credits. Other income, net for the six months ended June 30, 2022 was $1.1 million and primarily related to estimated refundable tax credits. The increase year-over-year was driven by the increase in dividend income.

Income Tax Provision

During the six months ended June 30, 2023 and 2022, we recorded no income tax provision. We maintained a full valuation allowance for the six months ended June 30, 2023 and 2022 in all jurisdictions due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net losses. To date, we have primarily funded our operations through public and other registered offerings of our ordinary shares, collaborations with third parties and private placements of debt and equity securities. Through June 30, 2023, we have received an aggregate of approximately $1,192.9 million in net proceeds from these transactions, consisting of $632.6 million in net proceeds from public and other registered offerings of our ordinary shares, $471.0 million from our collaborations and $89.3 million in net proceeds from private placements of our debt and equity securities.

As of June 30, 2023, we had cash and cash equivalents totaling $173.0 million, restricted cash of $3.7 million and an accumulated deficit of $1,015.8 million.

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

Our operating lease commitments as of June 30, 2023 total approximately $42.2 million, of which $3.8 million is related to payments in 2023 and $38.4 million is related to payments beyond 2023.

Until we can generate significant revenue from product sales, if ever, we expect to continue to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. In May 2019, we filed a shelf registration statement on Form S-3ASR with the SEC pursuant to which we registered for sale an indeterminate amount of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. Our shelf registration statement on Form S-3ASR also included a prospectus covering up to an aggregate of $250.0 million in ordinary shares that we may issue and sell from time to time, through Jefferies LLC (“Jefferies”) acting as our sales agent, pursuant to the open market sales agreement that we entered into with Jefferies in May 2019, as amended in March 2020 and March 2022 (as amended, the “Sales Agreement”), for our “at-the-market” equity program. Since we no longer qualified as a “well-known seasoned issuer” at the time of the filing of our Annual Report on Form 10-K for the year ended December 31, 2019, we previously amended the shelf registration statement to register for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including the $250.0 million in ordinary shares that we may issue and sell from time to time pursuant to our “at-the-market” equity program. This registration statement, which we refer to as the “2019 Form S-3,” remained effective until our 2022 Form S-3 (as defined below) was declared effective on May 4, 2022, after which time we may no longer offer or sell any securities under the 2019 Form S-3. During the three months ended June 30, 2023, we sold 429,051 ordinary shares under our at-the-market equity program for aggregate gross proceeds of $1.9 million.

On March 3, 2022, we filed a new universal shelf registration on Form S-3 with the SEC, which was declared effective by the SEC on May 4, 2022, pursuant to which we registered for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the “2022 Form S-3.” The 2022 Form S-3 includes a prospectus covering up to approximately $132.0 million in ordinary shares that had not yet been issued or sold under our Sales Agreement with Jefferies. As of June 30, 2023, we have $428.1 million in securities available for issuance under the 2022 Form S-3, including approximately $130.1 million in ordinary shares available for issuance under our at-the-market equity program.

Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our cash flow activity:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$48,265	$(68,695)
Net cash used in investing activities	(561)	(25,594)
Net cash provided by financing activities	36,902	67,116
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(121)	(228)
Net increase (decrease) in cash, cash equivalents and restricted cash	$84,485	$(27,401)

Operating Activities

During the six months ended June 30, 2023, operating activities provided $48.3 million of cash, due to our net loss of $48.5 million, offset by non-cash charges of $9.9 million and changes in operating assets and liabilities of $86.9 million. The largest change in operating assets and liabilities was a $104.3 million increase in deferred revenue, mainly driven by our GSK Collaboration Agreement, which became effective in January 2023.

During the six months ended June 30, 2022, operating activities used $68.7 million of cash, primarily due to our net loss of $79.1 million, offset by $10.9 million of share-based compensation expense.

Investing Activities

During the six months ended June 30, 2023, investing activities used $0.6 million of cash, related to purchases of property and equipment.

During the six months ended June 30, 2022, investing activities used $25.6 million of cash, of which $50.0 million related to purchases of short-term investments, $25.0 million of which was subsequently sold, and $0.6 million related to purchases and sales of property and equipment.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $36.9 million, which was primarily due to the GSK Equity Investment (as defined in Note 5).

During the six months ended June 30, 2022, net cash provided by financing activities was $67.1 million, which was primarily due to the net proceeds from our previously disclosed June 2022 underwritten offering, which was comprised of sales of ordinary shares and Pre-Funded Warrants.

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

Foreign Currency Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial conditions, our results of operations or our cash flows. For the three and six months ended June 30, 2023 and 2022, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition, results of operations or cash flows in the last two years. If global inflation trends continue, we expect appreciable increases in clinical trial, labor, and other operating costs.

Capital Market Risk

We currently have no product revenues and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our share price, including impacts of global economic uncertainty on the capital markets.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2023.

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

WAVE LIFE SCIENCES LTD.

Date: August 3, 2023	By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Kyle Moran
Kyle Moran
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)