Form 10-Q
period 2023-09-30
Wave Life Sciences Ltd.
filed 2023-11-09
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of outstanding ordinary shares of the registrant as of November 1, 2023 was 99,053,902.

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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ. These risks, uncertainties and other factors include, among other things, our critical accounting policies; the ability of our preclinical studies to produce data sufficient to support the filing of global clinical trial applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results and timing of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our effectiveness in managing current and future clinical trials and regulatory processes; the success of our platform in identifying viable candidates; the continued development and acceptance of nucleic acid therapeutics as a class of drugs; our ability to demonstrate the therapeutic benefits of our stereopure candidates in clinical trials, including our ability to develop candidates across multiple therapeutic modalities; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to fund our operations and to raise additional capital as needed; competition from others developing therapies for similar uses; any impacts on our business as a result of or related to the COVID-19 pandemic, the conflict involving Russia and Ukraine, the conflict in the Middle East, global economic uncertainty, rising inflation, rising interest rates or market disruptions, as well as other risks and uncertainties under the caption “Risk Factors” contained in this Quarterly Report on Form 10-Q and in other filings we make with the Securities and Exchange Commission (the “SEC”).

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$139,942	$88,497
Accounts receivable	7,000	—
Prepaid expenses	7,514	7,932
Other current assets	4,116	2,108
Total current assets	158,572	98,537
Long-term assets:
Property and equipment, net of accumulated depreciation of $41,596 and $37,846 as of September 30, 2023 and December 31, 2022, respectively	13,770	17,284
Operating lease right-of-use assets	23,738	26,843
Restricted cash	3,683	3,660
Other assets	155	62
Total long-term assets	41,346	47,849
Total assets	$199,918	$146,386
Liabilities, Series A preferred shares and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$12,608	$16,915
Accrued expenses and other current liabilities	12,624	17,552
Current portion of deferred revenue	68,251	31,558
Current portion of operating lease liability	6,497	5,496
Total current liabilities	99,980	71,521
Long-term liabilities:
Deferred revenue, net of current portion	105,380	79,774
Operating lease liability, net of current portion	27,170	32,118
Other liabilities	—	190
Total long-term liabilities	132,550	112,082
Total liabilities	$232,530	$183,603
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at September 30, 2023 and December 31, 2022	$7,874	$7,874
Shareholders’ equity (deficit):
Ordinary shares, no par value; 99,011,901 and 86,924,643 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	$841,405	$802,833
Additional paid-in capital	126,885	119,442
Accumulated other comprehensive loss	(182)	(29)
Accumulated deficit	(1,008,594)	(967,337)
Total shareholders’ deficit	$(40,486)	$(45,091)
Total liabilities, Series A preferred shares and shareholders’ deficit	$199,918	$146,386

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$49,214	$285	$84,249	$2,410
Operating expenses:
Research and development	31,642	27,575	95,935	84,778
General and administrative	13,128	11,609	37,628	36,789
Total operating expenses	44,770	39,184	133,563	121,567
Income (loss) from operations	4,444	(38,899)	(49,314)	(119,157)
Other income (expense), net:
Dividend income and interest income, net	1,960	596	6,084	746
Other income (expense), net	171	(701)	1,296	297
Total other income (expense), net	2,131	(105)	7,380	1,043
Income (loss) before income taxes	6,575	(39,004)	(41,934)	(118,114)
Income tax benefit (provision)	677	—	677	—
Net income (loss)	$7,252	$(39,004)	$(41,257)	$(118,114)
Less: net income attributable to participating securities	$(257)	—	—	—
Net income (loss) attributable to ordinary shareholders, basic and diluted	$6,995	$(39,004)	$(41,257)	$(118,114)
Net income (loss) per share attributable to ordinary shareholders—basic	$0.07	$(0.42)	$(0.39)	$(1.60)
Weighted-average ordinary shares used in computing net income (loss) per share attributable to ordinary shareholders—basic	106,025,063	93,900,484	104,529,266	73,754,417
Net income (loss) per share attributable to ordinary shareholders—diluted	$0.07	$(0.42)	$(0.39)	$(1.60)
Weighted-average ordinary shares used in computing net income (loss) per share attributable to ordinary shareholders—diluted	106,975,231	93,900,484	104,529,266	73,754,417
Other comprehensive income (loss):
Net income (loss)	$7,252	$(39,004)	$(41,257)	$(118,114)
Foreign currency translation	(32)	(76)	(153)	(304)
Comprehensive income (loss)	$7,220	$(39,080)	$(41,410)	$(118,418)

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

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT) CONTINUED

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2022	3,901,348	$7,874	86,924,643	$802,833	$119,442	$(29)	$(967,337)	$(45,091)
Issuance of ordinary shares	—	—	10,683,761	34,623	—	—	—	34,623
Share-based compensation	—	—	—	—	2,750	—	—	2,750
Vesting of RSUs	—	—	363,161	—	—	—	—	—
Option exercises	—	—	181	1	—	—	—	1
Issuance of ordinary shares under the ESPP	—	—	133,098	429	—	—	—	429
Other comprehensive loss	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(27,405)	(27,405)
Balance at March 31, 2023	3,901,348	$7,874	98,104,844	$837,886	$122,192	$(50)	$(994,742)	$(34,714)
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	429,051	1,704	—	—	—	1,704
Share-based compensation	—	—	—	—	2,409	—	—	2,409
Vesting of RSUs	—	—	9,234	—	—	—	—	—
Option exercises			23,687	85				85
Other comprehensive loss	—	—			—	(100)	—	(100)
Net loss	—	—	—	—	—	—	(21,104)	(21,104)
Balance at June 30, 2023	3,901,348	$7,874	98,566,816	$839,675	$124,601	$(150)	$(1,015,846)	$(51,720)
Issuance of ordinary shares pursuant to the at-the-market equity program, net			322,637	1,376				1,376
Share-based compensation	—	—	—	—	2,284	—	—	2,284
Vesting of RSUs	—	—	16,657	—	—	—	—	—
Option exercises	—	—	12,976	35	—	—	—	35
Issuance of ordinary shares under the ESPP	—	—	92,815	319	—	—	—	319
Other comprehensive loss	—	—	—	—	—	(32)	—	(32)
Net income	—	—	—	—	—	—	7,252	7,252
Balance at September 30, 2023	3,901,348	$7,874	99,011,901	$841,405	$126,885	$(182)	$(1,008,594)	$(40,486)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(41,257)	$(118,114)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right-of-use assets	3,105	2,557
Depreciation of property and equipment	3,919	5,062
Share-based compensation expense	7,443	14,287
Changes in operating assets and liabilities:
Accounts receivable	(7,000)	—
Prepaid expenses	418	(835)
Other assets	(2,101)	3,503
Accounts payable	(3,953)	8,337
Accrued expenses and other current liabilities	(4,928)	(3,805)
Deferred revenue	62,299	(2,006)
Operating lease liabilities	(3,947)	(3,327)
Other non-current liabilities	(190)	—
Net cash provided by (used in) operating activities	13,808	(94,341)
Cash flows from investing activities
Purchases of property and equipment	(759)	(1,157)
Proceeds from the sale property and equipment	—	106
Purchase of short-term investments	—	(75,044)
Proceeds from maturity of short-term investments	—	50,000
Net cash used in investing activities	(759)	(26,095)
Cash flows from financing activities
Proceeds from issuance of ordinary shares, net of offering costs	34,623	51,235
Proceeds from issuance of pre-funded warrants, net of offering costs	—	14,272
Proceeds from issuance of ordinary shares pursuant to the at-the-market equity program, net of offering costs	3,080	1,167
Proceeds from the exercise of share options	121	87
Proceeds from the ESPP	748	372
Net cash provided by financing activities	38,572	67,133
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(153)	(304)
Net increase (decrease) in cash, cash equivalents and restricted cash	51,468	(53,607)
Cash, cash equivalents and restricted cash, beginning of period	92,157	154,215
Cash, cash equivalents and restricted cash, end of period	$143,625	$100,608
Supplemental disclosure of cash flow information
Increase in operating lease right-of-use assets and lease liabilities related to lease extension	$—	$12,006

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Wave Life Sciences Ltd.

Notes to Unaudited Consolidated Financial Statements

1. THE COMPANY

Organization

Wave Life Sciences Ltd. (together with its subsidiaries, “Wave” or the “Company”) is a clinical-stage RNA medicines company committed to delivering life-changing treatments for people battling devastating diseases. Using PRISM, Wave’s proprietary discovery and drug development platform that enables the precise design, optimization, and production of novel stereopure oligonucleotides, Wave is working to develop first- or best-in-class medicines that target the transcriptome (the full set of ribonucleic acid (“RNA”) molecules produced from the human genome) to treat diseases with a high degree of unmet need.

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

Liquidity

Since its inception, the Company has not generated any product revenue and has incurred recurring operating losses. To date, the Company has primarily funded its operations through private placements of debt and equity securities, public and other registered offerings of its equity securities and collaborations with third parties. Until the Company can generate significant revenue from product sales, if ever, the Company expects to continue to finance operations through a combination of public or private equity or debt financings or other sources, which may include upfront and milestone payments from collaborations with third parties. Adequate additional financing may not be available to the Company on acceptable terms, or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and ability to pursue its business strategy.

As of September 30, 2023, the Company had cash and cash equivalents of $139.9 million. The Company expects that its existing cash and cash equivalents will be sufficient to fund its operations for at least the next twelve months. The Company has based this expectation on assumptions that may prove to be incorrect, and the Company may use its available capital resources sooner than it currently expects. If the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be further reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. In addition, the Company may elect to raise additional funds before it needs them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if the Company expects it has sufficient funds for its current or future operating plans.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 23, 2023, as amended (the “2022 Annual Report on Form 10-K”), have had no material changes during the nine months ended September 30, 2023, except as described below.

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

Unaudited Interim Financial Data

The accompanying interim consolidated balance sheet as of September 30, 2023, the related interim consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022, the consolidated statements of Series A preferred shares and shareholders’ equity (deficit) for the three months ended March 31, June 30, and September 30, 2023 and 2022, the consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, and the related interim information contained within the notes to the unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2023 and 2022 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2023 and 2022. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any other interim period or future year or period.

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Accrued compensation	$8,457	$12,287
Accrued expenses related to CROs and CMOs	3,080	3,516
Accrued expenses and other current liabilities	1,087	1,749
Total accrued expenses and other current liabilities	$12,624	$17,552

4. SHARE-BASED COMPENSATION

The Wave Life Sciences Ltd. 2021 Equity Incentive Plan was approved by the Company’s shareholders and went into effect on August 10, 2021 and was amended effective as of August 9, 2022 and August 1, 2023 (as amended, the “2021 Plan”). The 2021 Plan serves as the successor to the Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Plan”), such that outstanding awards granted under the 2014 Plan continue to be governed by the terms of the 2014 Plan, but no awards may be made under the 2014 Plan after August 10, 2021. The aggregate number of ordinary shares authorized for issuance of awards under the 2021 Plan was originally 5,450,000 ordinary shares, and was subsequently increased to 11,450,000 and 17,950,000 in August 2022 and August 2023, respectively, plus the number of ordinary shares underlying any awards under the 2014 Plan that are forfeited, cancelled or otherwise terminated (other than by exercise or withheld by the Company to satisfy any tax withholding obligation) on or after August 10, 2021.

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

During the nine months ended September 30, 2023, the Company granted an aggregate of 5,646,300 options to employees and non-employee directors and 152,475 time-based RSUs to employees.

As of September 30, 2023, 8,124,732 ordinary shares remained available for future grant under the 2021 Plan.

The table below shows the options and RSUs outstanding as of September 30, 2023 and 2022.

	As of September 30,
	2023	2022
Options to purchase ordinary shares	14,238,590	9,732,711
RSUs	633,283	999,771

The Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan, as amended (the “ESPP”) allows full-time and certain part-time employees to purchase the Company’s ordinary shares at a discount to fair market value. Eligible employees may enroll in a six-month offering period beginning every January 15th and July 15th. Ordinary shares are purchased at a price equal to 85% of the lower of the fair market value of the Company’s ordinary shares on the first business day or the last business day of an offering period. The aggregate number of ordinary shares authorized for issuance under the ESPP was originally 1,000,000 and was subsequently increased to 3,000,000 in August 2023. During the nine months ended September 30, 2023, 225,913 ordinary shares were issued under the ESPP. As of September 30, 2023, there were 2,490,500 ordinary shares available for issuance under the ESPP.

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

During the three and nine months ended September 30, 2023, the Company recognized revenue of $14.3 million and $47.4 million, respectively, under the GSK Collaboration Agreement using the input method described above.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue on September 30, 2023 is approximately $92.2 million, of which approximately $65.9 million is included in current liabilities and approximately $26.3 million is included in long-term liabilities.

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

In May 2023, the Company announced its decision to discontinue clinical development of WVE-004 for C9orf72-associated ALS and FTD (“C9 for ALS/FTD”), one of the Category 1 Programs. In July 2023, the joint steering committee that manages the Takeda Collaboration terminated C9 for ALS/FTD as a target under the collaboration (the “C9 Target”) and consequently Takeda and the Company’s rights and obligations under the Takeda Collaboration were terminated with respect to the C9 Target. As a result of the termination of the C9 for ALS/FTD Category 1 Program, the Company recognized $28.0 million in revenue during the three months ended September 30, 2023, which represented the remainder of the deferred revenue for the C9 for ALS/FTD Category 1 Program as of June 30, 2023.

During the three months ended September 30, 2023, the Company achieved a developmental milestone related to the HD Category 1 Program, which pertained to the positive results from a non-clinical study of WVE-003 in non-human primates (“NHPs”). As a result of achieving the milestone, the Company recognized $7.0 million in revenue during the three months ended September 30, 2023, which was not previously recorded in deferred revenue, as it was fully constrained at the inception of the Takeda Collaboration. As of September 30, 2023, the $7.0 million related to the achievement of the milestone is included in the current portion of accounts receivable.

Through September 30, 2023, the Company has recognized revenue of approximately $118.1 million as collaboration revenue under the Takeda Collaboration Agreement in the Company’s consolidated statements of operations and comprehensive income (loss). During the three and nine months ended September 30, 2023, the Company recognized revenue of $34.9 million and $36.9 million under the Takeda Collaboration Agreement, respectively. During the three and nine months ended September 30, 2022, the Company recognized revenue of approximately $0.2 million and $2.0 million under the Takeda Collaboration Agreement, respectively.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue as of December 31, 2022 was $111.3 million, of which approximately $31.6 million was included in current liabilities and $79.8 million was included in long-term liabilities. The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue at September 30, 2023 is approximately $81.4 million, of which $2.3 million is included in current liabilities and $79.1 million is included in long-term liabilities. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the research and development services for each remaining Category 1 Program as costs are incurred, over the remaining research term. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the material right for each remaining Category 1 Program option upon Takeda’s exercise or termination of such option, or immediately as each option expires unexercised.

6. NET INCOME (LOSS) PER ORDINARY SHARE

The Company applies the two-class method to calculate its basic and diluted net income (loss) per share attributable to ordinary shareholders, as its Series A preferred shares are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to ordinary shareholders.

As of September 30, 2023, there are 7,093,656 vested and exercisable pre-funded warrants (“Pre-Funded Warrants”) outstanding to purchase ordinary shares for the exercise price of $0.0001 per share, provided that, unless and until the Company obtains shareholder approval for the issuance of the shares underlying the Pre-Funded Warrants, a holder will not be entitled to exercise any portion of any Pre-Funded Warrant, which, upon giving effect to such exercise, would cause (i) the aggregate number of our ordinary shares beneficially owned by the holder (together with its affiliates) to exceed 19.99% of the number of our ordinary shares outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed 19.99% of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrants. The Pre-Funded Warrants are included in the weighted-average shares outstanding used in the calculation of basic net income (loss) per share as the exercise price is negligible and the warrants are fully vested and exercisable.

Basic loss per share is computed by dividing net income (loss) attributable to ordinary shareholders and Pre-Funded Warrant holders by the weighted-average number of ordinary shares and Pre-Funded Warrants outstanding.

The Company’s potentially dilutive shares, which include outstanding share options to purchase ordinary shares, RSUs, and Series A preferred shares, are considered to be ordinary share equivalents and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

As of as of September 30, 2023 and 2022, there were 3,901,348 Series A preferred shares outstanding; the Series A preferred shares are participating securities under the two-class method. For the nine months ended September 30, 2023 and the three and nine months ended September 30, 2022, the two-class method does not impact the net loss per ordinary share as the Company was in a net loss position for each of the periods and holders of Series A preferred shares do not participate in losses.

The table below sets forth the computation of the Company’s basic and diluted net income (loss) attributable to ordinary shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Numerator
Net income (loss)	$7,252	$(39,004)	$(41,257)	$(118,114)
Less: net income attributable to participating securities	(257)	—	—	—
Net income (loss) attributable to ordinary shareholders, basic and diluted	$6,995	$(39,004)	$(41,257)	$(118,114)

Denominator
Weighted-average ordinary shares used in computing net income (loss) per share attributable to ordinary shareholders—basic	106,025,063	93,900,484	104,529,266	73,754,417
Effect of employee share plans	950,168	—	—	—
Weighted-average ordinary shares used in computing net income (loss) per share attributable to ordinary shareholders—diluted	106,975,231	93,900,484	104,529,266	73,754,417

Net income (loss) per share attributable to ordinary shareholders—basic	$0.07	$(0.42)	$(0.39)	$(1.60)
Net income (loss) per share attributable to ordinary shareholders—diluted	$0.07	$(0.42)	$(0.39)	$(1.60)

The table below summarizes awards that were excluded from the computation of diluted earnings as their inclusion would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase ordinary shares	9,470,166	8,332,977	10,303,670	7,907,290
RSUs	62,899	521,146	85,648	802,355

7. INCOME TAXES

During the three and nine months ended September 30, 2023, the Company recorded an income tax benefit of $0.7 million due to a provision to return adjustment in connection with the recent U.S. tax guidance relating to the capitalization of research and development expenditures. During the three and nine months ended September 30, 2022, the Company recorded no income tax benefit or provision.

The Company maintained a full valuation allowance for the three and nine months ended September 30, 2023 and 2022 in all jurisdictions due to uncertainty regarding future taxable income.

8. GEOGRAPHIC DATA

Substantially all of the Company’s long-lived assets were located in the United States as of September 30, 2023 and December 31, 2022.

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
•
In April 2023, the Company engaged Shin Nippon Biomedical Laboratories Ltd. (“SNBL”), one of the Company’s shareholders, to provide approximately $2.8 million in certain NHP contract research services to the Company. During the nine months ended September 30, 2023, the Company paid SNBL $1.4 million for the aforementioned contract research services. During the three months ended September 30, 2023, the Company did not make any payments to SNBL.

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

Overview

We are a clinical-stage RNA medicines company committed to delivering life-changing treatments for people battling devastating diseases. Using PRISM, our proprietary discovery and drug development platform that enables the precise design, optimization, and production of novel stereopure oligonucleotides, we are working to develop first- or best-in-class medicines that target the transcriptome (the full set of ribonucleic acid (“RNA”) molecules produced from the human genome) to treat diseases with a high degree of unmet need.

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

Since our inception, we have seen the value of developing RNA-targeting medicines compared to other nucleic acid therapeutics, including gene therapy and DNA editing. By intervening at the RNA level, we can modulate the transcriptome to impact RNA, including expression levels and splicing. We also have the potential to address diseases that have historically been difficult to treat with small molecules or biologics, while retaining the ability to titrate dose, modulate duration of effect, and avoid risk of permanent off-target genetic changes and other challenges associated with DNA editing or gene therapy approaches. Oligonucleotides have additional advantages as a therapeutic class, including the ability to access multiple tissue types and the ability to modulate the frequency of dosing to ensure broad distribution within tissues over time. Oligonucleotides also have well-established manufacturing processes and validated test methods based on decades of improvements, as well as established regulatory, access, and reimbursement pathways.

Our approach is based on the scientific insight that the biological machinery necessary to address human diseases already exists in human cells and can be harnessed for therapeutic purposes with the right tools. We believe we have built the most versatile RNA medicines platform in the industry as it is comprised of multiple therapeutic modalities, which provides flexibility to design built-for-purpose molecules that enable us to access novel areas of disease biology. These modalities are RNA editing, splicing, RNA interference (“RNAi”) and antisense silencing, all of which incorporate proprietary and novel chemistries to optimize the pharmacological properties of our therapeutic oligonucleotides.

We have a robust and diverse pipeline of potential first- or best-in-class programs. Our clinical programs are designed to treat high-impact genetic diseases, including those in muscle, liver; and the central nervous system (“CNS”). These programs include:

•
WVE-N531 (splicing), our exon 53 molecule for the treatment of Duchenne muscular dystrophy (“DMD”);
•
WVE-006 (editing), our SERPINA1 molecule for the treatment of alpha-1 antitrypsin deficiency (“AATD”); and
•
WVE-003 (silencing), our mHTT SNP3 molecule for the treatment of Huntington’s disease (“HD”).

We are also advancing a preclinical, wholly-owned N-acetylgalactosamine (“GalNAc”) -conjugated RNAi program targeting inhibin βE (“INHBE”) for metabolic disorders, including obesity, as well as building a pipeline of novel RNA editing oligonucleotides.

Over the last several years, we have built a leading RNA editing capability. Our A-to-I RNA editing oligonucleotides (“AIMers”) enable access to areas of disease biology that are not viable for other therapeutic modalities. Our editing capability affords us the dexterity to address both rare diseases, as well as those diseases impacting large patient populations.

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

The GSK collaboration has three components:

(1)
A discovery collaboration which enables us to advance up to three programs leveraging targets informed by GSK’s novel insights, the first of which will target INHBE for metabolic disorders, including obesity;
(2)
A discovery collaboration which enables GSK to advance up to eight programs leveraging PRISM and our oligonucleotide expertise and discovery capabilities; and
(3)
An exclusive global license for GSK to WVE-006, our clinical program for AATD that uses our proprietary AIMer technology. We will maintain development responsibilities for WVE-006 through completion of the first clinical study, at which point development and commercial responsibilities will transition to GSK.

On May 23, 2023, we announced topline results from the Phase 1b/2a FOCUS-C9 study and our decision to discontinue clinical development of WVE-004 for C9orf72-associated amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”) (“C9-ALS/FTD”). Results from the study indicated that WVE-004 was generally safe and well-tolerated across doses of WVE-004, with most adverse events presenting as mild in intensity. Importantly, robust, sustained reductions in poly(GP) dipeptide proteins from baseline were observed in the cerebrospinal fluid (“CSF”), with a maximal mean reduction of 48% (p<0.0001) in the Q12W dose and 50% (p=0.0001) in the Q4W dose of WVE-004, successfully translating preclinical model pharmacodynamic effects to clinical biomarker effects. However, no trends in clinical benefit were observed at 24 weeks, and reductions in poly(GP) were not correlated with stabilization or improvement in functional outcomes. Based on these data, and in the absence of biomarkers reasonably likely to predict clinical outcomes, we discontinued development of WVE-004. In July 2023 C9 for ALS/FTD was terminated as a target under the collaboration (the “C9 Target”) and consequently Takeda and our rights and obligations under the Takeda Collaboration were terminated with respect to the C9 Target.

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

In December 2022 (data cut-off: December 6, 2022), we announced a positive update from Part A of the Phase 1b/2a proof-of-concept trial of WVE-N531 in three boys with DMD amenable to exon 53 skipping. High muscle concentrations of WVE-N531 and exon skipping were observed six weeks after initiating biweekly multi-dosing at 10 mg/kg, achieving proof-of-concept in the trial. WVE-N531 also appeared safe and well-tolerated.

To evaluate dystrophin protein restoration, we are investigating WVE-N531 in FORWARD-53, the Phase 2 portion of the open-label trial (“Part B”). We expect to initiate dosing in 2023 and plan to enroll up to ten boys. Boys will be dosed at 10 mg/kg biweekly, and we plan to assess dystrophin protein after 24 and 48 weeks of dosing. The primary endpoint will be dystrophin protein levels, and the trial will also evaluate pharmacokinetics, digital and functional endpoints, and safety and tolerability. We expect to deliver data from FORWARD-53 in 2024. Pending positive results from this trial, we are planning to advance a broader DMD pipeline with PN-modified splicing oligonucleotides for skipping other exons, with the goal of providing new treatment options for a larger population of boys with DMD.

Alpha-1 antitrypsin deficiency (“AATD”)

Our AATD program is the first to leverage our novel RNA editing capability and uses clinically proven GalNAc-conjugated AIMers with subcutaneous dosing. By correcting the single RNA base mutation that causes a majority of AATD cases with the Pi*ZZ phenotype (approximately 200,000 in the United States and Europe), RNA editing may provide an ideal approach for increasing circulating levels of wild-type Alpha-1 antitrypsin (“AAT”) protein and reducing mutant protein aggregation in the liver, thus simultaneously addressing both the lung and liver manifestations of the disease.

In the third quarter of 2022, we announced WVE-006 as our development candidate for AATD. WVE-006 is first-in-class in AATD and is the most advanced program currently in development using an oligonucleotide to harness an endogenous enzyme for RNA editing. In the fourth quarter of 2023, we announced the initiation of our RestorAATion clinical program investigating WVE-006 as a treatment for alpha-1 antitrypsin deficiency (“AATD”) and approval of our multiple clinical trial applications (“CTAs”) for WVE-006. The RestorAATion clinical program will include both healthy volunteers (RestorAATion-1), as well as individuals with AATD who have the homozygous PiZZ mutation (RestorAATion-2) and is designed to provide an efficient path to proof-of-mechanism as measured by restoration of wild-type alpha-1 antitrypsin (“M-AAT”) protein in serum. We expect to initiate dosing with WVE-006 in healthy volunteers in the fourth quarter of 2023 and deliver proof-of-mechanism data in individuals with AATD in 2024.

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

In September 2022 (data cut-off: August 29, 2022), we announced a positive update from SELECT-HD driven by the observation of reductions in mHTT protein in cerebrospinal fluid (“CSF”) after trial participants received either a single 30 or 60 mg dose of WVE-003. Additionally, wtHTT protein levels appeared consistent with allele-selectivity. Single doses (30 mg, 60 mg, and 90 mg) of WVE-003 appeared generally safe and well-tolerated. Based on the SELECT-HD data, we adapted the trial to expand the single-dose cohorts and the multi-dose portion is underway.

We have completed enrollment in the 30 mg multi-dose cohort, which is evaluating doses of WVE-003 administered every eight weeks. Having rolled over patients from the single-dose cohort and fully enrolled the 30 mg multi-dose cohort, we will now evaluate the completed single-dose and multi-dose cohorts simultaneously. We expect to report data from the 30 mg multi-dose cohort with extended follow-up, along with all single-dose data, in the second quarter of 2024. These data are expected to enable decision making on the program and support our opt-in package for Takeda.

In the third quarter of 2023, we achieved a milestone in our collaboration with Takeda, which pertained to the positive results from a non-clinical study of WVE-003 in non-human primates (“NHPs”) and resulted in a payment of $7.0 million to Wave in the fourth quarter of 2023. This study showed significant tissue exposure levels of WVE-003 in the deep brain regions, including striatum and bolstered our existing datasets that confirm the ability of our oligonucleotides to distribute to the areas of the CNS important for HD.

Metabolic disorders, including obesity

In September 2023, in connection with our Research and Development (“R&D”) Day, we announced our first wholly owned program emerging from our collaboration with GSK, a GalNAc-conjugated siRNA silencing program targeting INHBE for metabolic disorders, including obesity. There are approximately 47 million people in the United States and Europe with metabolic disorders, including obesity, and therapeutic options beyond GLP-1 receptor agonists are needed. GLP-1 receptor agonists lead to weight loss at the expense of muscle, suppress general reward system, and are associated with poor tolerability profile, with 68% drop-off after 1 year. INHBE loss-of-function heterozygous human carriers exhibit a healthy metabolic profile, including reduced waist-to-hip ratio and reduced odds of type 2 diabetes and coronary artery disease, and INHBE reduction of 50% or greater is expected to restore a healthy metabolic profile. In connection with R&D Day, we shared in-vivo proof of concept data achieving INHBE silencing well beyond the 50% therapeutic threshold, which led to substantially lower body weight and reduction of visceral fat in diet-induced obesity mice as compared to control. These are the first data to demonstrate INHBE silencing in vivo is consistent with the phenotypes of heterozygous loss-of-function carrier. We have identified potent and highly specific leads and expect to select an INHBE clinical candidate in the fourth quarter of 2024.

Discovery pipeline

We are advancing new targets across multiple disease areas, in light of compelling preclinical data indicating our oligonucleotides can distribute to various tissues and cells without complex delivery vehicles. With AATD, we have demonstrated that we can edit to correct monogenic diseases by restoring or correcting protein function. In September 2023, in connection with our R&D Day, we demonstrated that we can build on our work on AATD to address larger diseases by editing RNA to upregulate or increase the stability of the mRNA transcript, thereby increasing endogenous protein production. We announced that we are utilizing a proprietary “edit-verse,” which is powered by genetic datasets and deep learning models, to identify new RNA editing targets and edit sites. These targets leverage easily accessible biomarkers, offer efficient paths to proof-of-concept in humans, and represent meaningful commercial opportunities. We demonstrated preclinical proof-of-concept data on several of these new targets, achieving at least 2-fold mRNA upregulation in liver and kidney targets and more than 60% mRNA correction in liver and lung targets. Also at R&D Day, we announced that we expect to select five new clinical candidates by the end of 2025, including INHBE.

In April 2023, we announced the publication of preclinical data for our novel small interfering RNA (“siRNA”) formats in the journal of Nucleic Acids Research. The preclinical data demonstrated unprecedented Argonaute2 (“Ago2”) loading following administration of single subcutaneous GalNAc-siRNA dose, leading to improved potency and durability in vivo versus comparator siRNA formats.

We have also demonstrated the potential of our siRNA to silence targets in extra-hepatic tissues. In the first quarter of 2023, we announced data from our first in vivo siRNA study in the central nervous system (“CNS”), where our unconjugated siRNA constructs demonstrated 70-90% App silencing across six brain regions in mouse CNS at eight weeks, following a single intracerebroventricular (ICV) dose. In September 2023, in connection with our R&D Day, we announced updated data demonstrating sustained App silencing in CNS of at least 75% through a 16-week in vivo study following a single dose of our unconjugated siRNA.

Through our collaboration with GSK, we are gaining access to proprietary genetic insights to expand our wholly-owned pipeline. In addition, we and GSK are actively working on multiple target validation programs for our GSK-partnered programs, for which all of our costs and expenses are prepaid by GSK.

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net income for the three months ended September 30, 2023 was $7.3 million and our net loss for the three months ended September 30, 2022 was $39.0 million. Our net loss for the nine months ended September 30, 2023 and 2022 was $41.3 million and $118.1 million, respectively. As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $1,008.6 million and $967.3 million, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

Revenue

We recognize collaboration revenue under the GSK Collaboration Agreement, which became effective in January 2023, and the Takeda Collaboration Agreement (as defined in Note 5 - Collaboration Agreements to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q), which became effective in April 2018. We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future.

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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Revenue	$49,214	$285	$48,929
Operating expenses:
Research and development	31,642	27,575	4,067
General and administrative	13,128	11,609	1,519
Total operating expenses	44,770	39,184	5,586
Income (loss) from operations	4,444	(38,899)	43,343
Total other income (expense), net	2,131	(105)	2,236
Income (loss) before income taxes	6,575	(39,004)	45,579
Income tax benefit (provision)	677	—	677
Net income (loss)	$7,252	$(39,004)	$46,256

Revenue

Revenue for the three months ended September 30, 2023 was $49.2 million and was earned under the GSK Collaboration Agreement and the Takeda Collaboration Agreement. Revenue for the three months ended September 30, 2022 was $0.3 million and was earned primarily under the Takeda Collaboration Agreement, as the GSK Collaboration Agreement became effective in January 2023. The year-over-year increase in revenue is driven by the $28.0 million of revenue related to the termination of the C9 program and the $7.0 million of revenue related to the achievement of a development milestone under the Takeda Collaboration Agreement, as well as the revenue that was earned under the GSK Collaboration Agreement, which became effective in January 2023.

Research and Development Expenses

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
ALS and FTD program	$2,564	$3,153	$(589)
HD programs	2,873	1,732	1,141
DMD programs	1,528	796	732
AATD program	2,204	281	1,923
PRISM and other research and development expenses (1)	22,473	21,613	860
Total research and development expenses	$31,642	$27,575	$4,067

(1)
Includes expenses related to discovery and development programs, identification of potential drug discovery candidates, compensation, internal manufacturing, equipment repairs and maintenance, facilities and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $31.6 million for the three months ended September 30, 2023, compared to $27.6 million for the three months ended September 30, 2022. The increase of approximately $4.1 million was due to the following:

•
a decrease of $0.6 million in external expenses related to our ALS and FTD program, WVE-004 (PN-modified silencing oligonucleotide), which we discontinued in May 2023;
•
an increase of $1.1 million in external expenses related to our HD programs, including WVE-003 (PN-modified silencing oligonucleotide);
•
an increase of $0.7 million in external expenses related to our DMD programs, including WVE-N531 (PN-modified splicing oligonucleotide);
•
an increase of $1.9 million in external expenses related to our AATD program, WVE-006 (PN-modified RNA editing oligonucleotide); and
•
an increase of $0.9 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, including PRISM and the identification of potential drug discovery candidates, mainly due to increases in compensation-related expenses.

General and Administrative Expenses

General and administrative expenses were $13.1 million for the three months ended September 30, 2023, as compared to $11.6 million for the three months ended September 30, 2022. The increase is primarily driven by increases in external general and administrative expenses.

Other Income (Expense), Net

Other income, net for the three months ended September 30, 2023 was $2.1 million and consisted primarily of dividend income. Other expense, net for the three months ended September 30, 2022 was $0.1 million and was comprised of foreign exchange losses and other expenses, partially offset by dividend income and estimated refundable tax credits. The increase in other income year-over-year was primarily driven by an increase in dividend income and a decrease in foreign exchange losses.

Income Tax Benefit (Provision)

During the three months ended September 30, 2023, we recorded an income tax benefit of $0.7 million due to a provision to return adjustment in connection with the recent U.S. tax guidance relating to the capitalization of research and development expenditures. During the three months ended September 30, 2022, we did not record an income tax benefit or provision.

We maintained a full valuation allowance for the three months ended September 30, 2023 and 2022 in all jurisdictions due to uncertainty regarding future taxable income.

Comparison of the nine months ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Revenue	$84,249	$2,410	$81,839
Operating expenses:
Research and development	95,935	84,778	11,157
General and administrative	37,628	36,789	839
Total operating expenses	133,563	121,567	11,996
Income (loss) from operations	(49,314)	(119,157)	69,843
Total other income (expense), net	7,380	1,043	6,337
Income (loss) before income taxes	(41,934)	(118,114)	76,180
Income tax benefit (provision)	677	—	677
Net income (loss)	$(41,257)	$(118,114)	$76,857

Revenue

Revenue for the nine months ended September 30, 2023 was $84.2 million and was earned under the GSK Collaboration Agreement and the Takeda Collaboration Agreement. Revenue for the nine months ended September 30, 2022 was $2.4 million and was primarily earned under the Takeda Collaboration Agreement, as the GSK Collaboration Agreement became effective in January 2023. The year-over-year increase in revenue is driven by the $47.4 million in revenue that was earned under the GSK Collaboration Agreement, which became effective in January 2023, as well as the $28.0 million of revenue recognized related to the termination of the C9 program and the $7.0 million related to the achievement of a development milestone under the Takeda Collaboration Agreement.

Research and Development Expenses

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
ALS and FTD program	$8,614	$8,240	$374
HD programs	10,290	5,178	5,112
DMD programs	4,097	1,613	2,484
AATD program	5,930	2,133	3,797
PRISM and other research and development expenses (1)	67,004	67,614	(610)
Total research and development expenses	$95,935	$84,778	$11,157

(1)
Includes expenses related to discovery and development programs, identification of potential drug discovery candidates, compensation, internal manufacturing, equipment repairs and maintenance, facilities and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $95.9 million for the nine months ended September 30, 2023, compared to $84.8 million for the nine months ended September 30, 2022. The increase of approximately $11.2 million was due to the following:

•
an increase of $0.4 million in external expenses related to our ALS and FTD program, WVE-004 (PN-modified silencing oligonucleotide), which we discontinued in May 2023;
•
an increase of $5.1 million in external expenses related to our HD programs, including WVE-003 (PN-modified silencing oligonucleotide);
•
an increase of $2.5 million in external expenses related to our DMD programs, including WVE-N531 (PN-modified splicing oligonucleotide);
•
an increase of $3.8 million in external expenses related to our AATD program, WVE-006 (PN-modified RNA editing oligonucleotide); and
•
a decrease of $0.6 million in internal and external research and development expenses that are not allocated on a program-by-program basis and are related to other discovery and development programs, including PRISM and the identification of potential drug discovery candidates, primarily due to decreases in external research and development expenses and depreciation expenses, partially offset by increased facilities-related expenses and compensation-related expenses.

General and Administrative Expenses

General and administrative expenses were $37.6 million for the nine months ended September 30, 2023, as compared to approximately $36.8 million for the nine months ended September 30, 2022. The increase of $0.8 million was primarily due to increases in external general and administrative expenses.

Other Income (Expense), Net

Other income, net for the nine months ended September 30, 2023 was $7.4 million and consisted primarily of dividend income, as well as estimated refundable tax credits. Other income, net for the nine months ended September 30, 2022 was $1.0 million and primarily related to estimated refundable tax credits. The increase year-over-year was primarily driven by an increase in dividend income.

Income Tax Benefit (Provision)

During the nine months ended September 30, 2023, we recorded an income tax benefit of $0.7 million due to a provision to return adjustment in connection with the recent U.S. tax guidance relating to the capitalization of research and development expenditures. During the nine months ended September 30, 2022, we did not record an income tax benefit or provision.

We maintained a full valuation allowance for the nine months ended September 30, 2023 and 2022 in all jurisdictions due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring operating losses. To date, we have primarily funded our operations through public and other registered offerings of our ordinary shares, collaborations with third parties and private placements of debt and equity securities. Through September 30, 2023, we have received an aggregate of approximately $1,194.3 million in net proceeds from these transactions, consisting of $634.0 million in net proceeds from public and other registered offerings of our ordinary shares, $471.0 million from our collaborations and $89.3 million in net proceeds from private placements of our debt and equity securities.

As of September 30, 2023, we had cash and cash equivalents totaling $139.9 million, restricted cash of $3.7 million and an accumulated deficit of $1,008.6 million.

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

Our operating lease commitments as of September 30, 2023 total approximately $39.9 million, of which $1.5 million is related to payments in 2023 and $38.4 million is related to payments beyond 2023.

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

On March 3, 2022, we filed a new universal shelf registration on Form S-3 with the SEC, which was declared effective by the SEC on May 4, 2022, pursuant to which we registered for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the “2022 Form S-3.” The 2022 Form S-3 includes a prospectus covering up to approximately $132.0 million in ordinary shares that had not yet been issued or sold under our Sales Agreement with Jefferies. During the nine months ended September 30, 2023, we sold 751,688 ordinary shares under our at-the-market equity program for aggregate gross proceeds of $3.3 million. As of September 30, 2023, we have $426.7 million in securities available for issuance under the 2022 Form S-3, including approximately $128.7 million in ordinary shares available for issuance under our at-the-market equity program.

Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our cash flow activity:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$13,808	$(94,341)
Net cash used in investing activities	(759)	(26,095)
Net cash provided by financing activities	38,572	67,133
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(153)	(304)
Net increase (decrease) in cash, cash equivalents and restricted cash	$51,468	$(53,607)

Operating Activities

During the nine months ended September 30, 2023, operating activities provided $13.8 million of cash, due to our net loss of $41.3 million, offset by non-cash charges of $14.5 million and changes in operating assets and liabilities of $40.6 million. The largest non-cash charge was the $7.4 million of share-based compensation. The largest change in operating assets and liabilities was a $62.3 million increase in deferred revenue, mainly driven by our GSK Collaboration Agreement, which became effective in January 2023, which was offset by the second largest change in operating assets and liabilities, the $7.0 million increase in accounts receivable related to the achievement of a milestone under the Takeda Collaboration Agreement.

During the nine months ended September 30, 2022, operating activities used $94.3 million of cash, primarily due to our net loss of $118.1 million, partially offset by non-cash charges of $21.9 million which mainly consisted of share-based compensation expense and depreciation expense.

Investing Activities

During the nine months ended September 30, 2023, investing activities used $0.8 million of cash, related to purchases of property and equipment.

During the nine months ended September 30, 2022, investing activities used $26.1 million of cash, of which $75.0 million related to purchases of short-term investments, $50.0 million of which subsequently matured, and $1.1 million related to purchases and sales of property and equipment.

Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $38.6 million, which was primarily due to the GSK Equity Investment (as defined in Note 5 - Collaboration Agreements to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q).

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

•
respond to the impacts of the COVID-19 global pandemic, the conflict involving Russia and Ukraine, the conflict in the Middle East, global economic uncertainty, rising inflation, rising interest rates or market disruptions on our business; and
•
establish and build capabilities to market, distribute and sell our product candidates.

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
•
the impacts of the COVID-19 global pandemic, the conflict involving Russia and Ukraine, the conflict in the Middle East, global economic uncertainty, rising inflation, rising interest rates or market disruptions on our business;
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

Foreign Currency Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial conditions, our results of operations or our cash flows. For the three and nine months ended September 30, 2023 and 2022, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” that appear in Item 1A of our 2022 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Recent Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.1+	Non-Employee Director Compensation Policy, effective as of August 7, 2023	X

10.2+	Wave Life Sciences Ltd. 2021 Equity Incentive Plan, as amended		Form 8-K (Exhibit 10.1)	08/07/2023	001-37627

10.3+	Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan, as amended		Form 8-K (Exhibit 10.2)	08/07/2023	001-37627

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer	X

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its Inline XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

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

WAVE LIFE SCIENCES LTD.

Date: November 9, 2023	By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Kyle Moran
Kyle Moran
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)