Form 10-K
period 2023-12-31
Wave Life Sciences Ltd.
filed 2024-03-06
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the ordinary shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023) was $258,753,061.

The number of outstanding ordinary shares of the registrant as of February 28, 2024 was 122,284,139.

DOCUMENTS INCORPORATED BY REFERENCE

If the Registrant’s Definitive Proxy Statement relating to the 2024 Annual General Meeting of Shareholders (the “Proxy Statement”) is filed with the Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, then portions of the Proxy Statement will be incorporated by reference into Part III of this Annual Report on Form 10-K. If the Proxy Statement is not filed within such 120-day period, then the Registrant will file an amendment to this Annual Report within such 120-day period that will contain the information required to be included or incorporated by reference into Part III of this Annual Report.

WAVE LIFE SCIENCES LTD.

ANNUAL REPORT ON FORM 10-K

ii

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events or to our future operations or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. Forward-looking statements include statements, other than statements of historical fact, about, among other things: our ability to fund our future operations; our financial position, revenues, costs, expenses, uses of cash and capital requirements; our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements; the success, progress, number, scope, cost, duration, timing or results of our research and development activities, preclinical studies and clinical trials, including the timing for initiation or completion of or availability of results from any preclinical studies and clinical trials or for submission, review or approval of any regulatory filing; the timing of, and our ability to, obtain and maintain regulatory approvals for any of our product candidates; the potential benefits that may be derived from any of our product candidates; our strategies, prospects, plans, goals, expectations, forecasts or objectives; the success of our collaborations with third parties; any payment that our collaboration partners may make to us; our ability to identify and develop new product candidates; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy; our ability to develop sales and marketing capabilities; our estimates regarding future expenses and needs for additional financing; our ability to identify, recruit and retain key personnel; our financial performance; developments and projections relating to our competitors in the industry; our liquidity and working capital requirements; the expected impact of new accounting standards; and our expectations regarding the impact of any local and global health epidemics on our business, including our research and development activities, preclinical studies and clinical trials, supply of drug product, and our workforce.

Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ. These risks, uncertainties and other factors include, among other things, our critical accounting policies; the ability of our preclinical studies to produce data sufficient to support the filing of global clinical trial applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results and timing of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our effectiveness in managing current and future clinical trials and regulatory processes; the success of our platform in identifying viable candidates; the continued development and acceptance of nucleic acid therapeutics as a class of drugs; our ability to demonstrate the therapeutic benefits of our stereopure candidates in clinical trials, including our ability to develop candidates across multiple therapeutic modalities; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to fund our operations and to raise additional capital as needed; competition from others developing therapies for similar uses; and any impacts on our business as a result of or related to any local and global health epidemics, the conflict involving Russia and Ukraine, the conflict in the Middle East, global economic uncertainty, rising inflation, rising interest rates or market disruptions on our business, as well as other risks and uncertainties under the “Risk Factors” section of this Annual Report on Form 10-K and in other filings we make with the Securities and Exchange Commission (“SEC”).

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
•
Our operating history as a clinical-stage biotechnology company may make it difficult for shareholders to evaluate the success of our business to date and to assess our future viability.
•
We, or third parties upon whom we depend, may face risks related to local and global health epidemics, which may delay our ability to complete our ongoing clinical trials, initiate additional clinical trials, delay regulatory activities and have other adverse effects on our business and operations.
•
The approach we are taking to discover and develop RNA medicines is novel and may never lead to marketable products.
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
•
Results of preclinical studies and early clinical trials may not be predictive of results of subsequent clinical trials.
•
If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
•
We may be unable to obtain regulatory approval in the United States or foreign jurisdictions and, as a result, be unable to commercialize our product candidates and our ability to generate revenue will be materially impaired.
•
Even if we obtain regulatory approvals, our marketed drugs will be subject to ongoing regulatory oversight. If we or our collaborators fail to comply with continuing U.S. and foreign requirements, our approvals, if obtained, could be limited or withdrawn, we could be subject to other penalties, and our business would be seriously harmed.
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

PART I

Item 1. Business

Overview

We are a clinical-stage biotechnology company focused on unlocking the broad potential of RNA medicines (also known as oligonucleotides), or those targeting ribonucleic acid (“RNA”), to transform human health. Our RNA medicines platform, PRISMTM, combines multiple modalities, chemistry innovation and deep insights into human genetics to deliver scientific breakthroughs that treat both rare and prevalent disorders. Our toolkit of RNA-targeting modalities includes RNA editing, splicing, antisense silencing and RNA interference (“RNAi"), providing us with unique capabilities for designing and sustainably delivering candidates that optimally address disease biology. Our lead programs are in rare and prevalent diseases, including alpha-1 antitrypsin deficiency (“AATD”), obesity, Duchenne muscular dystrophy (“DMD”), and Huntington’s disease (“HD”).

We were founded on the recognition that there was a significant, untapped opportunity to use chemistry innovation to tune the pharmacological properties of oligonucleotides. Today, we have more than a decade of experience challenging convention related to oligonucleotide design and pioneering novel chemistry modifications to optimize the pharmacological properties of our molecules. We have seen preclinically and in clinical trials that these chemistry modifications enhance potency, distribution, and durability of effect of our molecules. Our novel chemistry also allows us to avoid using complex delivery vehicles, such as lipid nanoparticles and viruses, and instead use clinically proven conjugates (e.g. N-acetylgalactosamine or (“GalNAc”)) or free uptake for delivery to a variety of cell and tissue types. We maintain strong and broad intellectual property, including for our novel chemistry modifications.

Our best-in-class chemistry capabilities have also unlocked new areas of biology, such as harnessing adenosine deaminases acting on RNA (“ADAR”) enzymes for messenger RNA (“mRNA”) correction and upregulation, selectively silencing a mutant allele, and more. By opening up new areas of biology, we have also opened up new opportunities to slow, stop or reverse disease and have expanded the possibilities offered through our platform.

The inspiration for our multimodal platform is based on the recognition that the biological machinery (i.e. enzymes) needed to address human disease already exists within our cells and can be harnessed for therapeutic purposes with the right tools. We believe that we have built the most versatile toolkit of RNA-targeting modalities in the industry, with multiple means of repairing, restoring, or reducing proteins and designing best-fit solutions based on the unique biology of a given disease target. We are actively advancing programs in all of our modalities.

We intentionally focus on targeting the transcriptome using oligonucleotides rather than other nucleic acid modalities such as gene therapy and DNA editing. This focus enables us to:

•
Leverage diversity of expression across cell types by modulating the many regulatory pathways that impact gene expression, including transcription, endogenous RNA interference pathways, splicing, and translation;
•
Address diseases that have historically been difficult to treat with small molecules or biologics;
•
Access a variety of tissue types or cell types throughout the body and modulate the frequency of dosing for broad distribution in tissues over time;
•
Avoid the risk of permanent off-target genetic changes and other challenges associated with DNA editing or gene therapy approaches; and
•
Leverage well-established industry manufacturing processes and regulatory, access, and reimbursement pathways.

We have a robust and diverse pipeline of potential first-or best-in-class programs, including:

•
GalNAc-conjugated oligonucleotides for hepatic and metabolic diseases including:
o
AATD: WVE-006 is a GalNAc-conjugated SERPINA1 RNA editing oligonucleotide.
o
Obesity: Lead clinical candidate is a GalNAc-conjugated RNAi oligonucleotide targeting inhibin βE (“INHBE”).
•
Unconjugated oligonucleotides for muscle, CNS and other disease areas including:
o
DMD: WVE-N531 is an exon 53 splicing oligonucleotide.
o
HD: WVE-003 is a selective mutant huntingtin (“mHTT”)-lowering SNP3 antisense silencing oligonucleotide.

We are also building a pipeline of novel A-to-I RNA editing oligonucleotides (“AIMers”). Our RNA editing capability affords us the dexterity to address both rare diseases, as well as those diseases impacting large patient populations. AIMers are designed to target single bases on an RNA transcript and recruit proteins that exist in the body, called ADAR enzymes, which naturally possess the ability to change an adenine (A) to an inosine (I), which cells read as guanine (G). This approach enables both the correction of G-to-A point mutations and the modulation of RNA to either upregulate protein expression, modify protein-protein interactions, or alter RNA folding and processing. AIMers enable simplified delivery and avoid the risk of permanent changes to the genome and irreversible off-target effects with DNA-targeting approaches. AIMers are short in length, fully chemically modified, and use our novel chemistry, which make them distinct from other ADAR-mediated editing approaches.

In December 2022, we announced a strategic collaboration with GlaxoSmithKline Intellectual Property (No. 3) (“GSK”) to advance transformative oligonucleotide therapeutics, including WVE-006. The collaboration combines GSK’s novel genetic insights, as well as its global development and commercial capabilities, with our PRISM platform and oligonucleotide expertise. The collaboration will enable us to continue building a pipeline of first-in-class oligonucleotide-based therapeutics and unlock new areas of disease biology, as well as realize the full value of WVE-006 as a potential best-in-class treatment for AATD that has the potential to simultaneously address both liver and lung manifestations of the disease.

Our GSK collaboration has three components:

(1) A discovery collaboration which enables us to advance up to three programs leveraging targets informed by GSK’s novel insights, the first of which is our INHBE program for obesity and other metabolic disorders;

(2) A discovery collaboration which enables GSK to advance up to eight programs leveraging PRISM and our oligonucleotide expertise and discovery capabilities; and

(3) An exclusive global license for GSK to WVE-006, our AATD program, that uses our proprietary AIMer technology. We will maintain development responsibilities for WVE-006 through completion of RestorAATion-2, at which point development and commercial responsibilities will transition to GSK.

Our Current Programs

Additional details regarding our lead therapeutic programs are set forth below.

Alpha-1 antitrypsin deficiency (“AATD”)

Our AATD program is the first to leverage our novel RNA editing capability and uses GalNAc-conjugated AIMers (RNA editing oligonucleotides) and endogenous ADAR enzymes to correct a single base in the mutant SERPINA1 mRNA. By correcting the single RNA base mutation that causes a majority of AATD cases with the Pi*ZZ genotype (approximately 200,000 in the United States and Europe), RNA editing may provide an ideal approach for increasing circulating levels of wild-type Alpha-1 antitrypsin (“AAT”) protein and reducing mutant protein aggregation in the liver, thus simultaneously addressing both the lung and liver manifestations of the disease.

WVE-006 is first-in-class in AATD and is the most advanced program currently in development using an oligonucleotide to harness an endogenous enzyme for RNA editing. In the fourth quarter of 2023, we initiated our RestorAATion clinical program investigating WVE-006 as a treatment for AATD. The RestorAATion clinical program includes both healthy volunteers (“RestorAATion-1”), as well as patients with AATD who have the homozygous Pi*ZZ mutation (“RestorAATion-2”) and is designed to provide an efficient path to proof-of-mechanism as measured by restoration of wild-type alpha-1 antitrypsin (“M-AAT”) protein in serum. Dose escalation is ongoing in healthy volunteers in RestorAATion-1. We expect to deliver proof-of-mechanism data in patients with AATD in 2024.

Under our GSK collaboration, GSK received an exclusive global license for WVE-006, with clinical development and commercial responsibilities transitioning to GSK after we complete the RestorAATion-2 trial. In December 2023, we announced that we achieved the first WVE-006 milestone in our collaboration with GSK, resulting in a $20 million payment. Under the terms of the collaboration, we are eligible to receive up to $505 million in additional development, launch, and commercial milestone payments, as well as double-digit tiered royalties up to the high teens, as a percentage of net sales for WVE-006.

Preclinical data show that treatment with WVE-006 resulted in serum AAT protein levels of up to 30 micromolar in an established AATD mouse model (NSG-PiZ). WVE-006 also led to restoration of approximately 50% wild-type M-AAT protein in serum and a 3-fold increase in neutrophil elastase inhibition activity, indicating that the restored M-AAT protein was functional. Wave’s AATD AIMers are highly specific to SERPINA1 RNA in vitro and in vivo based on transcriptome-wide analyses.

If we are successful in the clinic with WVE-006, we will validate our clinical approach to AATD and demonstrate the feasibility of RNA editing as a therapeutic modality in humans.

Obesity and Other Metabolic Disorders

Our first wholly owned program to emerge from our collaboration with GSK is a GalNAc-conjugated siRNA silencing program targeting INHBE for obesity. There are approximately 174 million people in the United States and Europe with obesity, and therapeutic options beyond GLP-1 receptor agonists are needed. GLP-1 receptor agonists lead to weight loss at the expense of muscle, suppress the general reward system, and are associated with a poor tolerability profile, with 68% drop-off after one year. Heterozygous INHBE loss-of-function human carriers exhibit a healthy metabolic profile, including reduced waist-to-hip ratio and reduced odds of developing type 2 diabetes or coronary artery disease, and reduction of INHBE by 50% or more is expected to restore a healthy metabolic profile. In connection with our 2023 Research and Development Day (“R&D Day”), we shared in vivo proof of concept data in diet-induced obesity mice demonstrating INHBE silencing well beyond the anticipated 50% therapeutic threshold, which led to substantially lower body weight and reduction of visceral fat as compared to controls. These are the first data to demonstrate INHBE silencing in vivo in an animal model is consistent with the phenotypes of heterozygous loss-of-function carriers.

In March 2024, we announced the selection of our INHBE lead clinical candidate, which utilizes our next generation GalNAc-siRNA format. This next generation format results in more potent and durable siRNA silencing and when applied to our INHBE program resulted in: 1) highly potent INHBE silencing (ED50 < 1 mg/kg), durable silencing following one, low-single digit dose in preclinical mouse models supporting every-six-month or annual subcutaneous dosing; 3) Weight loss with no loss of muscle mass; 4) Reduction in fat mass, with preferential effect to the visceral fat, consistent with the profile of INHBE LoF in human genetics. We expect to initiate a clinical trial for our INHBE candidate in the first quarter of 2025.

Duchenne muscular dystrophy (“DMD”)

In DMD, we are advancing WVE-N531, which is designed to skip exon 53 within the dystrophin gene – a therapeutic approach that would address approximately 8-10% of DMD cases. WVE-N531 is designed to cause the cellular splicing machinery to skip over exon 53 during pre-mRNA processing, which restores the dystrophin mRNA reading frame and enables production of a truncated, but functional, dystrophin protein. Exon skipping produces dystrophin from the endogenous dystrophin gene (not micro or mini dystrophin expressed from a foreign vector), under the control of native gene-regulatory elements, resulting in normal expression. WVE-N531 is our first splicing candidate incorporating PN backbone (“PN”) chemistry to be assessed in the clinic.

In December 2022 (data cut-off: December 6, 2022), we announced a positive update from Part A of the Phase 1b/2a proof-of-concept, open label trial of WVE-N531 in three boys with DMD amenable to exon 53 skipping. High muscle concentrations of WVE-N531 and exon skipping were observed six weeks after initiating multi-dosing at 10 mg/kg every other week, achieving proof-of-concept in the trial. WVE-N531 also appeared safe and well-tolerated.

In September 2023, we shared an analysis of muscle biopsy data from the Part A proof-of-concept trial indicating that WVE-N531 was present in myogenic stem cells, which are integral to muscle regeneration. This is the first demonstration of uptake in myogenic stem cells in a clinical study and supports the potential differentiation of WVE-N531 from other therapeutics, including gene therapies.

In December 2023, we initiated dosing of WVE-N531 in FORWARD-53, the Phase 2 portion of the open-label trial (“Part B”). Boys are being dosed at 10 mg/kg every other week, and we plan to assess dystrophin protein after 24 and 48 weeks of dosing. The primary endpoint will be dystrophin protein levels, and the trial will also evaluate pharmacokinetics, digital and functional endpoints, and safety and tolerability. We expect to deliver data from FORWARD-53, including dystrophin protein expression from muscle biopsies taken after 24 weeks of treatment, in the third quarter of 2024. Pending positive results from this trial, we are planning to advance a broader DMD pipeline with PN-modified splicing oligonucleotides designed to skip other exons, with the goal of providing new treatment options for a larger population of boys with DMD.

Huntington’s disease (“HD”)

In HD, we are currently advancing WVE-003, a stereopure antisense oligonucleotide designed to selectively target an undisclosed single nucleotide polymorphism (“SNP”), “mHTT SNP3”, associated with the disease-causing mHTT mRNA transcript within the Huntingtin (“HTT”) gene. Approximately 40% of the HD population carries SNP3 according to published literature (Carroll et al., Molecular Therapy, 2011).

WVE-003 incorporates our novel PN chemistry. Targeting mRNA with SNP3 allows us to lower expression of transcript from the mutant allele, while leaving the healthy transcript relatively intact, thereby preserving wild-type (healthy) huntingtin (“wtHTT”) protein, which is important for neuronal function. Only an allele-selective approach to mHTT lowering has the potential to both protect the reservoir of wtHTT protein and decrease the mHTT to wtHTT ratio in neurons, potentially releasing wtHTT from the inhibitory actions of mHTT. Our allele-selective approach may also enable us to address the premanifest HD patient population in the future. In preclinical studies, WVE-003 showed dose-dependent and selective reduction of mHTT mRNA in vitro, as well as potent and durable knockdown of mHTT mRNA and protein in vivo in mouse models.

The SELECT-HD trial, which incorporates learnings from our prior HD programs, is a multicenter, randomized, double-blind, placebo-controlled Phase 1b/2a clinical trial to assess the safety and tolerability of intrathecally administered WVE-003 for patients with early manifest HD. Additional objectives include measurement of mHTT and wtHTT protein in cerebrospinal fluid (“CSF”) and exploratory pharmacokinetic, pharmacodynamic, clinical and magnetic resonance imaging (“MRI”) endpoints. The SELECT-HD trial is designed to be adaptive, with dose level and dosing frequency being guided by an independent committee.

In September 2022 (data cut-off: August 29, 2022), we announced a positive update from SELECT-HD driven by the observation of reductions in mean CSF mHTT protein in cerebrospinal fluid (“CSF”) after trial participants received either a single 30 or 60 mg dose of WVE-003. Additionally, wtHTT protein levels appeared consistent with allele-selectivity. Single doses (30 mg, 60 mg, and 90 mg) of WVE-003 appeared generally safe and well-tolerated. Based on the SELECT-HD data, we adapted the trial to expand the single-dose cohorts, and the multi-dose portion is underway.

We have completed enrollment in the 30 mg multi-dose cohort, which is evaluating doses of WVE-003 administered every eight weeks, and we plan to evaluate the completed single-dose and multi-dose cohorts simultaneously. We expect to report data from the 30 mg multi-dose cohort with extended follow-up, along with all single-dose data, in the second quarter of 2024. These data are expected to form the basis for decision making for our advancement of this program, including supporting an opt-in package for Takeda Pharmaceutical Company Limited (“Takeda”).

In the third quarter of 2023, we achieved a milestone in our collaboration with Takeda, which pertained to the positive results from a non-clinical study of WVE-003 in non-human primates (“NHPs”) and resulted in a payment of $7.0 million to us in the fourth quarter of 2023. This study showed significant tissue exposure levels of WVE-003 in the deep brain regions, including striatum and bolstered our existing datasets that confirm the ability of our oligonucleotides to distribute to the areas of the CNS important for HD.

Discovery Pipeline:

We are advancing new targets across multiple disease areas to expand our pipeline of wholly owned programs. Our compelling preclinical data indicates our oligonucleotides can distribute to various tissues and cells without complex delivery vehicles, enabling us to address a wide variety of diseases, including pulmonary and renal diseases. Within RNA editing, we have demonstrated preclinically that we can edit to correct monogenic diseases by restoring or correcting protein function for the treatment of AATD. Building on our work in AATD, we have demonstrated our ability to address more prevalent diseases by editing RNA to upregulate or increase the stability of the mRNA transcript, thereby increasing endogenous protein production. Utilizing our proprietary “edit-verse,” which is powered by genetic datasets and deep learning models, we have identified several RNA editing targets that leverage easily accessible biomarkers, offer efficient paths to proof-of-concept in humans, and represent meaningful commercial opportunities. We demonstrated preclinical proof-of-concept data on several of these new targets in 2023, achieving at least 2-fold mRNA upregulation in liver and kidney targets and more than 60% mRNA correction in liver and lung targets.

Through our collaboration with GSK, we are leveraging GSK’s novel genetics insights to expand our wholly owned pipeline, with the first being our INHBE program. In addition, we and GSK are actively working on multiple target validation programs for our GSK-partnered programs, for which all of our costs and expenses are prepaid by GSK.

We expect to select five new clinical candidates by the end of 2025, including our INHBE candidate for obesity.

Our Strategy

We are building a leading RNA medicines company by leveraging PRISM to design, develop and commercialize optimized disease-modifying medicines for indications with a high degree of unmet medical need. We have a robust and diverse pipeline of first- or best-in-class RNA medicines using our RNA editing, RNAi, splicing, and antisense modalities. Our lead programs aim to address both rare and prevalent diseases, including AATD, obesity, DMD and HD. In addition to driving clinical and preclinical programs, we are continuously investing in PRISM to fully unlock the potential of our unique and expanding platform capabilities and conducting discovery research on multiple targets where we have the potential to deliver first-in-class therapeutics, starting with RNA editing.

The key components of our strategy are as follows:

•
Extend our leadership in RNA medicines. We intend to establish a dominant position in the field of oligonucleotides, advancing basic research and pharmacology using stereochemistry and novel modifications across multiple therapeutic modalities and target classes. Our work has already led to the development of AIMers for RNA editing, as well as the introduction of PN backbone chemistry modifications for potential therapeutic use. Through PRISM, our efforts continue to reveal structure-activity relationships among sequence, chemistry and backbone stereochemistry that may allow us to further tune the activity of our oligonucleotides in a previously unexplored, modality-specific manner.
•
Rapidly advance and sustainably grow our differentiated portfolio of RNA medicines. We are committed to transforming the care of devastating diseases where patients have limited treatment options. Our current and future portfolio is focused on novel therapeutic approaches that optimally address disease biology and which offer biomarkers for target engagement and to provide insights into clinical effects early in development. We are currently advancing multiple programs: WVE-006 (AATD), INHBE lead clinical candidate (obesity), WVE-N531 (DMD), and WVE-003 (HD), which were all designed with novel PN backbone chemistry modifications developed from our PRISM platform. We are also conducting our own discovery-stage research on novel therapeutic approaches, and will have the opportunity through our GSK collaboration to advance programs leveraging GSK’s novel genetic insights. We expect these activities will add multiple first-in-class therapeutics to our pipeline over the next several years.
•
Expand our pipeline of high-value programs. In 2023, we made meaningful progress in advancing our RNA editing modality, AIMers, including demonstrating upregulation across several targets. With these therapeutic modalities, we are positioned to unlock new biology and develop first-in-class therapeutics.
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

RNA Medicines

Nucleic acid therapeutics, including oligonucleotides, are an innovative class of drugs that can modulate the function of target RNAs to ultimately affect the production of disease-associated proteins or prevent the accumulation of pathogenic RNA species, which are emerging as important factors in human disease. Oligonucleotides can regulate protein and RNA via several different molecular mechanisms. These mechanisms can be broadly categorized as RNA editing, those that bind to a target RNA and modify its base sequence; splicing, those that bind to a target RNA and promote exon skipping; and silencing, those that promote degradation of the target RNA, including antisense and siRNA.

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

The investigational oligonucleotides we are currently developing employ the following molecular mechanisms:

•
RNA editing, which involves an oligonucleotide that uses endogenous ADAR (adenosine deaminases acting on RNA) enzymes to edit adenosines in target RNAs. This technology can be used to correct missense and nonsense mutations to restore protein activity. It can also be used to modulate protein activity, for example correcting a disease-causing mutation, altering a post-translational modification site, a protease cleavage site, or a protein-protein interaction interface. Other applications of this technology include the ability to target regulatory elements in RNA that impact its stability or function, for example, AUGs in the 5’-UTR for translational upregulation or AG splice acceptor sites to modify exon splicing.
•
RNA interference (RNAi) (silencing), which uses double-stranded RNAs called siRNAs to engage the RNAi machinery known as the RNA-induced silencing complex (“RISC”) and to silence a target RNA that is either pathogenic itself or encodes a disease-associated protein, thereby preventing the accumulation of the pathogenic species (RNA or protein).

•
Splicing / exon skipping, which is the processing of a nascent pre-mRNA transcript into mRNA by removing introns and joining exons together. Exon skipping uses an oligonucleotide designed to bind to a particular sequence within a target pre-mRNA and direct the cellular machinery to delete, or splice out, certain specific regions of that RNA. Often, the underlying mutation leads to non-productive mRNA, yielding no functional protein. Use of the exon-skipping modality permits the cellular machinery to bypass and assemble a partially functional protein, thereby mitigating or alleviating the disease that would otherwise result.
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

PRISM: Our proprietary discovery and drug development platform

Our PRISM platform was built on the recognition that a significant opportunity exists to tune the pharmacological properties of oligonucleotides by leveraging three key features of these molecules: sequence, chemistry, and stereochemistry. Our unique ability to control stereochemistry provides the resolution necessary to optimize pharmacological profiles and develop and manufacture stereopure oligonucleotides. Stereopure oligonucleotides are comprised of molecules with atoms precisely and purposefully arranged in three-dimensional orientations at each linkage. Our stereopure oligonucleotides are distinct from the chiral backbone-modified or “mixture-based” oligonucleotides currently on the market or in development by others, which we believe are not optimized for stability, catalytic activity, efficacy or toxicity. We believe that PRISM has the potential to set a new industry standard for the molecular characterization of complex oligonucleotide mixtures.

Our rational process for designing stereopure oligonucleotides allows us to selectively optimize chemical modifications to a specific therapeutic modality in order to generate best-in-class oligonucleotides. With PRISM, we leverage the diversity created by backbone stereochemistry to expand the parameters that we explore to optimize oligonucleotides. Moreover, through continued exploration of these interactions using iterative analysis of in vitro and in vivo outcomes and machine learning-driven predictive modeling, we also continue to refine our design principles that we deploy across subsequent programs. We are using these ongoing discoveries to guide our drug development activities, which we believe will lead to medicines that are more specific, can be dosed at lower concentrations, less frequently, or some combination of these characteristics, as well as with improved therapeutic profiles.

Advantages of PRISM

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
•
Simplified delivery. We can take advantage of simplified delivery strategies, such as free-uptake or GalNAc conjugation, to reach the site of action in the right tissue. This approach avoids the need, and certain limitations, for complex delivery vehicles such as lipid nanoparticles (“LNPs”) or adeno-associated viruses (“AAV”).
•
Proprietary production of stereopure oligonucleotides and scalable manufacturing. Our scientists have developed expertise in the techniques required to produce adequate supplies of chemically modified stereopure oligonucleotide materials for our preclinical and clinical activities. In addition, we believe we have the intellectual property position and know-how necessary to protect, advance and scale these production processes to support our clinical trials and potential future commercial supply. We believe that our scalable synthesis processes will allow us to meet demand for current good manufacturing practices (“cGMP”)-qualified clinical trial supply, as well as the potential for commercial manufacturing at a cost of goods and potential cost-per-patient that are comparable to stereorandom oligonucleotides.

Our Proprietary Chemistry

Backbone Stereochemistry

In our foundational Nature Biotechnology paper (Iwamoto N, et al. Nature Biotechnol. 2017;35(9):845-851), we described our studies using our proprietary chemistry to design and synthesize stereopure oligonucleotides and oligonucleotide mixtures based on mipomersen. Mipomersen, an oligonucleotide containing 20 nucleotides and 19 PS modifications, is synthesized by traditional oligonucleotide chemistry; thus, it is a mixture of over 500,000 different stereoisomers (219 = 524,288). We rationally designed and synthesized individual stereoisomers of mipomersen, each having position-specific and distinct stereochemistry, and conducted studies comparing these defined stereoisomers with the mipomersen stereomixture. These and other preclinical studies have demonstrated that stereochemistry impacts pharmacology, and that by controlling stereochemistry, we can tune multiple aspects of pharmacology, including stability, catalytic activity, and efficacy.

We have subsequently published multiple additional manuscripts that provide evidence that stereopure oligonucleotides can be developed to have superior pharmacology to stereorandom oligonucleotides.

PN Backbone Chemistry Modifications

Our initial investigations into the impact of backbone chemistry and stereochemistry on oligonucleotide pharmacology focused on the widely used phosphodiester (“PO”) and phosphorothioate (“PS”) backbones because they are amenable to all oligonucleotide modalities. In 2020, we introduced PN chemistry to our repertoire of backbone modifications; this backbone modification replaces a non-bridging oxygen atom in a phosphodiester linkage with a nitrogen-containing moiety, as shown below.

We have incorporated these PN modifications – specifically phosphoryl guanidine – into oligonucleotide compounds. As with PS modifications, PN modifications are chiral, and we have the capacity to control PN backbone stereochemistry. Unlike PS modifications, PN modifications are neutral, meaning that the negative charge of the oligonucleotide is reduced with every PN modification added to the backbone. In preclinical experiments, we have demonstrated that judicious use of PN backbone chemistry modifications in stereopure oligonucleotides have generally increased potency, tissue exposure and durability of effect across our RNA editing, splicing and silencing modalities.

Base Modifications

In 2023, we introduced base modifications (e.g., N-3-uridine, N3U) to our repertoire of chemical modifications that allow us to tune the activity of oligonucleotides to the biological modality. For example, we have shown that the introduction of an N3U at the “orphan position” of an RNA editing oligonucleotide, which is across from the edit site in the transcript, enhances RNA editing across a diversity of sequences in preclinical studies.

We continuously explore how new modifications and new combinations of modifications from our expansive repertoire can redefine what’s possible with oligonucleotide therapeutics.

PRISM Supports Multiple Therapeutic Modalities

Using PRISM, we have designed and optimized diverse sets of stereopure oligonucleotides, which allows us to characterize and compare the impact of various chemical modifications on key properties that impact a specific modality.

In the next section, we describe different therapeutic modalities for which we have used PRISM to optimize stereopure oligonucleotides and develop built-for-purpose candidates to optimally address disease biology.

RNA editing

We have applied our PRISM platform to the generation of short, single-stranded, highly specific A-to-I (G) RNA editing oligonucleotides – called “AIMers”. Because our AIMers are relatively short and stable (fully chemically modified), we can leverage clinically proven GalNAc-mediated delivery to hepatocytes with subcutaneous dosing. We are developing fully chemically modified AIMers with and without GalNAc conjugation. In preclinical studies, we have evaluated thousands of AIMers, assessing a variety of sugar and base modifications, backbone chemistry and stereochemistry, and other parameters such as AIMer length to produce insight into the relationship between an AIMer’s structure and its ability to elicit RNA editing activity.

With PRISM, we have generated stereopure AIMers, optimized for chemistry and stereochemistry, which promote RNA editing with endogenous ADAR enzymes in cellular models. As shown in the figure below, we show the activity of beta-actin-editing stereopure AIMers, with and without PN linkages, compared to a matched stereorandom AIMer (shown in black) in primary human hepatocytes. These AIMers are GalNAc conjugated to increase uptake in hepatocytes. The addition of PN chemistry substantially improves both potency and editing efficiency.

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

We next evaluated these same ACTB-editing AIMers in vivo in NHPs, and the results are shown in the figures below. For this study, we dosed NHPs subcutaneously once a day for five days. We took liver biopsy samples at baseline at two days and 45 days after the last dose to evaluate editing. We detected up to 50% editing two days after the last dose as compared to a baseline of 0% editing, as shown in the figure below in the middle. These editing results were durable: we continued to see significant editing 45 days after the last dose. The pharmacokinetic data, shown in the figure below on the left, confirmed that a significant amount of AIMer was still detectable in the liver at that time. To assess off-target editing for the whole transcriptome, a mutation-calling software was used to call edit sites. From this analysis, we observed nominal off-target editing across the transcriptome. Sites where potential off-target editing occurred mapped predominantly to non-coding regions of the transcriptome and had either low read coverage in the analysis or occurred at low percentages of less than 10%, indicating that these are relatively rare events, as shown in the figure below on the right.

We have demonstrated potent (up to 65%) and durable (out to at least four months) editing of UGP2 mRNA in vivo in multiple regions of the CNS following a single unconjugated AIMer dose in a mouse model with human ADAR, as shown in the figure below.

We have also demonstrated that RNA editing observed in mice translates when moving to non-human primates. As shown in the figure below on the left, we observed editing of UGP2 mRNA in vivo in multiple regions of CNS following a single unconjugated AIMer dose in a mouse model with human ADAR. As shown in the figure below on the right, we observed editing of ACTB mRNA in multiple regions of CNS following a single, intrathecal unconjugated AIMer dose in non-human primates.

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

To exemplify our ability to upregulate protein expression levels using ADAR, we evaluated AIMers designed to modify regulatory elements in RNA that mediate protein-RNA or RNA-RNA interactions. Specific structural or sequence motifs that mediate these intermolecular interactions impact RNA processing and stability. In the figures below, we demonstrate in vivo proof-of-concept for this application of AIMers using an undisclosed target. Moving from left to right, we first demonstrate over 75% RNA editing of the target, which leads to >2-fold upregulation of that mRNA, and, ultimately, an increase in protein expression (as shown on the far right).

RNA editing, mRNA upregulation and protein expression *in vivo* for an undisclosed Target A

RNA editing
RNA editing
(percent)
***
Value (mean ± SE)
0
20
40
60
80
mRNA upregulation
Target A mRNA
(fold Δ)
*
0
1
2
3
Protein production
Target A protein
(pg/ml)
**
0
5000
10000
15000
20000
Treatment
PBS
AIMer Target A
AIMer
I(G)

Silencing – RNAi and RNase H-mediated degradation

Using PRISM, we can produce stereopure PN-modified oligonucleotides that promote potent and specific RNA transcript silencing activity in preclinical experiments.

RNAi: We have applied our stereopure PS and PN modifications to the RNAi modality using double-stranded siRNAs and demonstrated potent and durable silencing in vivo in transgenic mice, leveraging GalNAc to enhance delivery to liver hepatocytes.

In April 2023, we announced the publication of preclinical data for our novel siRNA formats in the journal of Nucleic Acids Research. The preclinical data demonstrated unprecedented Argonaute2 (“Ago2”) loading following administration of single subcutaneous GalNAc-siRNA doses, leading to improved potency and durability in vivo in mice versus comparator siRNA formats.

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

Left, Middle, and right: Mice expressing human HSD17B13 transgene treated with siRNA (3 mg/kg) or PBS, liver mRNA, guide strand concentration, Ago2 loading quantified. Stats: Two-way ANOVA with post-hoc test * P<0.05, ****P<0.0001. Liu et al., 2023 Nuc Acids Res doi: 10.1093/nar/gkad

We continue to improve upon our GalNAc-siRNA designs, and our next generation siRNA format has best-in-class potential. As shown in the figure below, our next generation GalNAc-siRNA (shown in dark blue) further improves on the potency and duration of silencing in mice over our first generation GalNAc-siRNA format (shown in light blue) and the benchmark, which is based on a clinically proven format. As a reminder, translation from preclinical experiments to the clinic is well understood for RNAi, and we expect our next generation siRNA format may support six month or annual subcutaneous dosing.

Foster, DJ. et.al. Mol Ther. 2018, 26(3), 708. B6 mice administered PBS or 0.5 mg/kg of siRNA (subcutaneous). Benchmark: Stats: Mixed Two-way ANOVA followed by post hoc test comparing siRNA vs. Next gen siRNA per day derived from linear mixed effects model * P < 0.0001

Additionally, in an in vivo non-GalNAc siRNA study, we demonstrated that we can achieve potent and sustained silencing with a single dose, with greater than 75% reduction in amyloid-beta precursor protein (“APP”) transcripts across all the brain regions through the end of the 16 week study.

PBS (dotted line) or 100 μg of App siRNA administered ICV (n=7). PCR assays for RNA PD, relative fold changes of App to Hprt mRNA normalized to % of PBS; Stats: Three-way ANOVA followed by Bonferroni-adjusted post hoc test comparing condition to PBS (data not shown), Next gen siRNA significantly lower than PBS at both time points for all tissues at P < 0.0001 level; Immunohistochemical analysis of FFPE Mouse Brain tissue labeling App protein (Color Brown) with CS#19389 followed by a ready to use Polymer-HRP 2nd Detection antibody. Nuclei were counterstained with Hematoxylin (Color Blue). Single 100 ug ICV injection

Splicing

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

Moving in vivo, we have demonstrated potent silencing activity of multiple targets in the CNS of non-human primates with stereopure, PN-modified oligonucleotides. In the results shown below, non-human primates received a single 12 mg dose of PN-modified MAPT silencing oligonucleotide by intrathecal injection. This single dose led to substantial and widespread mRNA reduction in the CNS one month after administration, as well as potent silencing (as shown on the right).

In a separate study (shown below), NHPs were treated with four monthly intrathecal doses of a stereopure PN-modified MAPT silencing oligonucleotide across three dose levels. This repeat dosing led to reduced tau in the NHP CSF, which can serve as a clinical biomarker, and correlates to reduced tau within the brain. 80-90% knockdown in target tissues were detected at no observed adverse effect level (“NOAEL”).

Therapeutic Programs

Our pipeline programs are designed to treat serious, life-altering diseases, including those with targets in liver, muscle, and the CNS. These programs include:

-
GalNAc-conjugated oligonucleotides for hepatic and metabolic diseases including:
o
AATD: RNA editing oligonucleotide (WVE-006)
o
Obesity (INHBE): siRNA (lead clinical candidate)
-
Unconjugated oligonucleotides for muscle, CNS and other disease areas including:
o
DMD: Exon skipping oligonucleotide (WVE-N531)
o
HD: antisense silencing oligonucleotide (WVE-003)

See below for more information on these programs and the diseases we are targeting.

Alpha-1 Antitrypsin Deficiency

Background and Market Opportunity

We are leveraging our RNA editing platform capability to develop a potentially novel treatment for AATD. AATD is a rare, inherited genetic disorder that is commonly caused by a G-to-A point mutation in the SERPINA1 gene; this mutant allele is termed the Z allele. This mutation leads to misfolding and aggregation of Z-AAT protein in hepatocytes and a lack of functional AAT in the lungs. People with AATD typically exhibit progressive lung damage, liver damage or both, leading to frequent hospitalizations and potentially terminal lung disease and/or liver disease. Weekly intravenous augmentation therapy is the only treatment option for AATD in those with the lung pathology, there are no approved therapies to address the liver pathology. Approximately 200,000 people in the United States and Europe are homozygous for the Z allele, which is the most common form of severe disease.

Current Treatments

There are five treatments currently approved in the United States for chronic augmentation and maintenance therapy in adults with emphysema due to congenital deficiency of alpha1-proteinase inhibitor (“Alpha1-PI”). Per U.S. Food and Drug Administration (“FDA”) labeling for each, the effect of augmentation therapy with any Alpha1-PI on pulmonary exacerbations and on the progression of emphysema in Alpha1-PI deficiency has not been demonstrated in randomized, controlled clinical trials. Augmentation therapy is also approved in the European Union (“EU”), but reimbursement and accessibility vary by country. Patients with AATD can also be treated with therapies used in other lung diseases including bronchodilators to open airways and corticosteroids to reduce chronic inflammation common in the lungs of patients with AATD.

There are currently no approved therapies to prevent the accumulation of the misfolded AAT protein in the liver. Treatments are available to help deal with intestinal bleeding, fluid in the abdomen, nutritional issues, and other complications from scarring of the liver, but ultimately many patients will progress towards requiring a liver transplant.

Our AATD Program

WVE-006: Our AATD program is the first to leverage our novel RNA editing capability and uses GalNAc-conjugated AIMers (RNA editing oligonucleotides) and endogenous ADAR enzymes to correct a single base in the mutant SERPINA1 mRNA. ADAR editing may provide an ideal approach for increasing circulating levels of wild-type AAT protein and reducing aggregation in the liver, thus simultaneously addressing both the lung and liver manifestations of the disease. WVE-006 is first-in-class in AATD and is the first RNA editing therapeutic candidate ever to be evaluated in humans.

RestorAAtion clinical program: In the fourth quarter of 2023, we announced the initiation of our RestorAATion clinical program investigating WVE-006 as a treatment for AATD and approval of multiple CTAs for WVE-006. The RestorAATion clinical program includes both healthy volunteers (RestorAATion-1), as well as patients with AATD who have the homozygous Pi*ZZ mutation (RestorAATion-2) and is designed to provide an efficient path to proof-of-mechanism as measured by restoration of M-AAT protein in serum. In December 2023, we announced that we had initiated dosing in healthy volunteers. We expect to deliver proof-of-mechanism data in patients with AATD in 2024.

AAT: Alpha-1 antitrypsin Strnad et al., 2020 N Engl J Med 382:1443-55; Blanco et al., 2017 Int J Chron Obstruct Pulmon Dis 12:561-69; Remih et al., 2021 Curr Opin Pharmacol 59:149-56.

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

In an in vivo preclinical study in NSG-PiZ mice, we demonstrated restoration of functional AAT protein with every-other-week doses of 10 mg/kg. WVE-006 treatment resulted in serum AAT protein levels of up to 30 micromolar. At 13 weeks, AAT protein levels with WVE-006 were approximately 7-fold greater than PBS-administered controls and well above the predicted protective threshold of up to 11 uM, as shown below. This increase was observed at week 13 both in mice that received a loading dose, as well as mice that did not. WVE-006 also resulted in approximately 50% RNA editing of SERPINA1 transcript at 13 weeks in this same model, regardless of whether a loading dose was used.

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

WVE-006 treatment led to a decrease in lobular inflammation and PAS-D globule size, preventing an increase in mitoses (turnover) of hepatocytes, as indicated below.

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

Obesity and Other Metabolic Disorders

Background and Market Opportunity

Obesity: Obesity is increasingly being recognized as a growing global epidemic. In the United States, an estimated 42% of the adult population is obese, and there are an estimated 174 million obese adults in the United States and Europe. Adults with obesity have higher risk for many serious health conditions, including heart disease, type 2 diabetes, and some forms of cancer; and obesity is estimated to cost the U.S. healthcare system almost $173 billion annually.

Current Treatments

There are two GLP-1 receptor agonists approved in the United States and the EU for the treatment of obesity: Saxenda (liraglutide, Novo Nordisk) and Wegovy (semaglutide, Novo Nordisk). Tirzepatide (Eli Lilly), approved as Zepbound by the FDA and as Mounjaro by EMA in November 2023, is a GLP-1/GIP receptor agonist. Other FDA-approved therapies for obesity include Xenical (H2-Pharma, approved in US in 1999), Qsymia (Vivus, approved in US in 2012), and Contrave (Currax Pharmaceuticals, approved in US in 2014).

Although GLP-1 receptor agonists induce weight loss, there remains a substantial unmet need in obesity, as GLP-1 receptors lead to weight loss at the expense of muscle mass. For instance, in a Phase 3 study of semaglutide, 36% of total weight loss was from loss of lean mass (Wilding 2021), and in a Phase 3 study of tirzepatide, treatment led to an approximately 34% loss in fat mass and an approximately 11% loss in lean mass (Jastreboff 2022). GLP-1s have also been shown to suppress the general reward system and are associated with a poor tolerability profile and discontinuation rates up to 68%.

Our Obesity Program

INHBE lead clinical candidate: In obesity, we are advancing our INHBE lead clinical candidate, a GalNAc-conjugated siRNA oligonucleotide targeting INHBE mRNA (Inhibin βE) that utilizes our next generation siRNA format. INHBE loss-of-function (LoF) heterozygous human carriers exhibit a healthy metabolic profile, including reduced waist-to-hip ratio and reduced odds of type 2 diabetes and coronary artery disease. Our lead clinical candidate is designed to silence the INHBE gene through RNA knockdown with a goal of inducing lipolysis (fat burning) while preserving muscle mass to restore and maintain a healthy metabolic profile. Silencing INHBE is expected to recapitulate the cardiometabolic profile of these LoF carriers and may also address the limitations of GLP1s as a monotherapy or be used as an adjunct therapy with GLP1s.

We expect to initiate a clinical trial for our INHBE candidate in the first quarter of 2025.

Preclinical data

We have utilized young diet-induced obesity, or (“DIO”), mice to evaluate in vivo if INHBE silencing would impact body weight and reduce visceral fat. After five weeks, we observed substantial INHBE silencing with our first generation GalNAc-siRNA format, exceeding the anticipated therapeutic threshold. We then looked at the body weight of these mice over time and saw a 16% lower body weight as compared to PBS after five weeks, as shown below on the left. A similar effect size was reported for semaglutide in a preclinical study. We then investigated how body weight changes were reflected in different types of adipose tissues. We observed substantial reduction in visceral fat tissues, including mesenteric, as shown below on the right, and epididymal fat, as well as subcutaneous fat.

HFD: high-fat diet.

In March 2024, we announced the selection of our INHBE lead clinical candidate, which utilizes our next generation GalNAc-siRNA format. This next generation format results in more potent and durable siRNA silencing and when applied to our INHBE program resulted in: 1) highly potent INHBE silencing (ED50 < 1 mg/kg), durable silencing following one, low-single digit dose in preclinical mouse models supporting every-six-month or annual subcutaneous dosing; 3) Weight loss with no loss of muscle mass; 4) Reduction in fat mass, with preferential effect to the visceral fat, consistent with the profile of INHBE LoF in human genetics. We expect to initiate a clinical trial for our INHBE candidate in the first quarter of 2025.

Duchenne Muscular Dystrophy

Background and Market Opportunity

DMD is a rare, genetic progressive neuromuscular disorder caused by mutations in the dystrophin gene on the X chromosome that affects approximately one in 5,000 newborn boys around the world (approximately 20,000 new cases annually). The dystrophin protein is part of a protein complex called the dystrophin-associated protein complex that acts as an anchor, connecting each muscle cell’s structural framework with a lattice of proteins and other molecules outside the cell through the muscle cell membrane. The dystrophin-associated protein complex protects the muscle from injury during contraction and relaxation. Patients with DMD typically develop muscle weakness in the early years of life and become wheelchair-bound in their early teens. As the disease progresses, patients with DMD typically develop respiratory, orthopedic, and cardiac complications. Cardiomyopathy and breathing difficulties usually begin by the age of 20, and few individuals with DMD live beyond their thirties.

Current Treatments

While there are approved therapies for DMD, there is no cure, and there continues to be significant unmet medical need. In most countries, corticosteroids are the standard drug therapy, which slows the progression of muscle weakness and delays loss of ambulation by two to three years. In February 2017, Emflaza (deflazacort) became the first corticosteroid in the United States approved by the FDA as a treatment for patients with DMD older than five years of age. In October 2023, the FDA granted approval to Santhera Pharmaceuticals’ Agamree (vamorolone) for the treatment of DMD in patients 2 years of age and older, and in December 2023, approval was granted in the EU for patients with DMD 4 years of age and older. Agamree is an alternative steroid with data suggesting a reduction in adverse events compared to currently available corticosteroids.

In 2016, Sarepta Therapeutics’ Exondys 51™ (eteplirsen) received accelerated approval in the United States for the treatment of patients with DMD, who have a confirmed mutation of the dystrophin gene amenable to exon 51 skipping. Two drugs have received accelerated approval in the United States for patients with DMD with a confirmed mutation of the dystrophin gene amenable to exon 53 skipping: Sarepta Therapeutics’ Vyondys 53™ (golodirsen) in 2019 and NS Pharma’s Viltepso™ (viltolarsen) in 2020. NS Pharma has also received Marketing Authorization for Viltepso in Japan. In 2021, Sarepta’s Amondys 45™ (casimersen) received accelerated approval for patients with DMD with a mutation amenable to exon 45 skipping. According to U.S. accelerated approval guidelines, approval is based on a surrogate endpoint that is likely to predict clinical benefit, but no clinical benefit needs to be established at the time of FDA approval. No clinical benefit has yet been established for eteplirsen, golodirsen, viltolarsen, or casimersen. Thus, in accordance with the U.S. accelerated approval regulations, the FDA is requiring Sarepta to conduct clinical trials to verify and describe the clinical benefit of eteplirsen, golodirsen, and casimersen. Similarly, NS Pharma is required to conduct a clinical trial to verify and describe the clinical benefit of viltolarsen. If any of these confirmatory trials fail to verify clinical benefit, the FDA could initiate proceedings to withdraw approval of the respective drug(s).

In June 2023, the FDA granted accelerated approval to Sarepta Therapeutics’ Elevidys, a microdystrophin gene therapy, for ambulatory pediatric patients aged 4 through 5 years with a confirmed mutation in the DMD gene. This includes patients who have a DMD mutation amenable to exon 53 skipping. The accelerated approval was based on expression of Elevidys microdystrophin, and in December 2023, Sarepta submitted its post-marketing requirement for Elevidys to the FDA requesting conversion from accelerated approval to traditional approval, along with an efficacy supplement to its biologics license application (“BLA”), seeking to remove age and ambulation restrictions from the approved indication. FDA decisions on the accelerated approval conversion and label expansion are expected in 2024.

In 2014, PTC Therapeutics’ Translarna™ (ataluren) was the first disease-modifying treatment to receive conditional approval by the European Medicines Agency (“EMA”) for the treatment of ambulatory patients with DMD over 5 years of age who have a nonsense mutation (12% of DMD cases) in the dystrophin gene. In 2016, the EMA did not allow Translarna to convert to full marketing authorization; rather, it granted a renewal of the conditional approval. In 2018, the EMA expanded the conditional approval for Translarna to include treatment of ambulatory patients with DMD ≥2 years of age who have a nonsense mutation in the dystrophin gene. However, in September 2023, the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA issued a negative opinion on the renewal of the conditional marketing authorization, and in January 2024, CHMP confirmed the negative opinion following a re-examination procedure. Once adopted by the European Commission, this ruling will result in the withdrawal of Translarna from the EU market. In January 2023, the National Institute for Health and Care Excellence (“NICE”) in the United Kingdom recommended Translarna for reimbursement and use across the National Health Service in England and Wales.

Our DMD Program

WVE-N531: In DMD, we are advancing WVE-N531, which is designed to skip exon 53 within the dystrophin gene. WVE-N531 is designed to cause the cellular splicing machinery to skip over exon 53 during pre-mRNA processing, which restores the dystrophin mRNA reading frame and enables production of truncated, but functional dystrophin protein. Exon skipping produces dystrophin from the endogenous dystrophin gene (not micro or mini dystrophin expressed from a foreign vector), under the control of native gene-regulatory elements, resulting in normal temporospatial expression. WVE-N531 is both our first splicing candidate and our first systemically administered candidate incorporating PN chemistry to be assessed in the clinic.

WVE-N531 clinical data: In December 2022 (data cut-off: December 6, 2022), we announced a positive update for WVE-N531 from Part A of the Phase 1b/2a proof-of-concept study, which was an open-label, intra-patient dose escalation clinical trial where three boys received single escalating doses of 1, 3, 6 and 10 mg/kg; in the multidose portion of the study, the same boys received three doses of 10 mg/kg every other week. A muscle biopsy was taken two weeks after the third and final dose (six weeks after the first dose).

WVE-N531 resulted in a mean tissue concentration of 42 micrograms/gram (6.1 micromolar), and RNAscope results indicated WVE-N531 is reaching the nucleus in muscle cells. WVE-N531 resulted in mean exon skipping of 53% (range: 48-62%) as measured by RT-PCR, as shown in the figure below. Mean dystrophin production was 0.27% of normal as measured by western blot, which was below the level of quantification (BLQ: 1%). While dystrophin was below the lower limit of detection, it is expected that dystrophin protein production would lag splicing of the RNA transcript. Plasma concentrations and other pharmacokinetic parameters following a single dose of 10 mg/kg demonstrate a half-life of 25 days. Adverse events were all mild, except for a COVID-19 infection of moderate intensity. There were no serious adverse events, no trends in labs, and no oligonucleotide class-related safety events.

In an analysis of the muscle biopsies from the three patients, WVE-N531 demonstrated clear uptake in myogenic stem cells in all three patients as evaluated by a dual PAX7 (stem cell marker) immunohistochemistry and WVE-N531 RNAscope chromogenic assay. This finding represents the first clinical evidence of a potential therapeutic for DMD having the ability to access stem cells.

FORWARD-53 clinical trial: In December 2023, we initiated dosing of WVE-N531 in FORWARD-53, the Phase 2 portion of the open-label trial (“Part B”). Boys are being dosed at 10 mg/kg every other week, and we plan to assess dystrophin protein after 24 and 48 weeks of dosing. The primary endpoint will be dystrophin protein levels, and the trial will also evaluate pharmacokinetics, digital and functional endpoints, and safety and tolerability. We expect to deliver data from FORWARD-53, including dystrophin protein expression from muscle biopsies taken after 24 weeks of treatment, in the third quarter of 2024. Pending positive results from this trial, we are planning to advance a broader DMD pipeline with PN-modified splicing oligonucleotides designed to skip other exons, with the goal of providing new treatment options for a larger population of boys with DMD.

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

In NHPs, plasma and tissue concentrations of WVE-N531 were significantly higher than suvodirsen (our first generation PS/PO molecule). WVE-N531 concentrations in heart and diaphragm were substantially higher than skeletal muscle concentrations. We also observed higher plasma Cmax, AUC, and Ctrough levels compared with suvodirsen.

To understand the effects of PN backbone chemistry modifications in vivo, we conducted a study in a dKO mouse model, which has a mutation in exon 23 leading to a lack of dystrophin, as well as a mutation leading to a lack of utrophin. We compared the effects of a PS/PO-containing molecule dosed at 150 mg/kg weekly to a PN-containing compound dosed at the same level, a PN-containing compound at 75 mg/kg every other week and a control group dosed with PBS. Other than the placement of the three PN backbone linkages, these molecules have the same sequence and chemistry. There is a significant increase in survival in those animals treated with PN containing compounds as compared with the other treatment groups. As shown in the figure below, both cohorts of mice receiving the PN-containing molecules (shown in dark blue and light green) had 100% survival at the time of study termination, with a median age of approximately 40 weeks. By comparison, the median survival for the mice receiving the PS/PO-containing molecule dosed at 150 mg/kg weekly was approximately 12 weeks, and the dKO control animals that received PBS had a median survival of approximately seven weeks. These results were published in Nucleic Acids Research (Kandasamy et al., 2022; doi: 101.1093/nar/gkac018).

Huntington’s Disease

Background and Market Opportunity

Huntington’s Disease (“HD”): HD is a rare hereditary neurodegenerative disease that results in early death and for which there is no cure. In patients with HD, there is a progressive loss of neurons in the brain leading to cognitive, psychiatric, and motor disabilities. HD is caused by a defect (an expanded CAG triplet repeat) in the HTT gene, which results in production of mHTT protein. Patients with HD still possess some wtHTT protein, which is important for neuronal function, and which may be neuroprotective in an adult brain. Studies suggest a multifaceted mechanism by which gain of mHTT protein and a concurrent loss of wtHTT protein may drive the pathophysiology of HD.

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

In patients with HD, the A variant of a non-coding SNP disrupts a binding site for the transcription factor NF-κB and decreases expression of the associated HTT gene: when the A variant associates with mHTT, disease onset is late (on average, 10-years later than when the G variant associates with mHTT); when the A variant associates with wtHTT, disease onset is earlier (on average, four years earlier than when the G variant associates with wtHTT), indicating that increased expression of wtHTT can be protective against HD in patients. Together, these studies provide evidence that wtHTT is both neural protective during stress and is specifically protective against HD; thus, we believe an allele-selective therapeutic, one that can diminish the production of mHTT while sparing wtHTT, may be ideal.

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

Current Treatments

There are no approved treatments that can reverse or slow HD progression. Current pharmacological therapies only address HD symptoms. Antipsychotics are used to manage depression, irritability, and chorea (involuntary movements). Xenazine (tetrabenazine), Austedo (deutetrabenazine), and as of August 2023, Ingrezza (valbenazine) are the only therapies approved for the treatment of chorea associated with HD in the United States. In the EU, Xenazine, Haldol (haloperidol), and Tiapridal (tiapride) are approved for the treatment of chorea associated with HD.

Our HD Program

WVE-003: In HD, we are currently advancing WVE-003, a stereopure antisense oligonucleotide designed to selectively target an undisclosed SNP, “mHTT SNP3”, associated with the disease-causing mHTT mRNA transcript within the HTT gene. SNPs are naturally occurring variations within a given genetic sequence and in certain instances can be used to distinguish between two related copies of a gene where only one is associated with the expression of a disease-causing protein. Approximately 40% of the HD population carries SNP3 according to published literature (Carroll et al., Molecular Therapy, 2011). WVE-003 incorporates our novel PN chemistry, as well as learnings from our first generation HD programs. Targeting mRNA with SNP3 allows us to lower expression of transcript from the mutant allele, while leaving the healthy transcript relatively intact. The healthy transcript produces wtHTT protein, which is important for neuronal function. We commonly refer to this method (or approach) as “allele-selective targeting.” Our allele-selective approach may also enable us to address the pre-manifest, or asymptomatic, HD patient population in the future.

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

Clinical data: In September 2022 (data cut-off: August 29, 2022), we announced a positive update from SELECT-HD, with initial results indicating allele-selective target engagement with WVE-003 in HD. Single doses of WVE-003 up to 90 mg appeared generally safe and well-tolerated. Among participants in the 30 and 60 mg WVE-003 cohorts, the difference in the mean reduction in CSF mHTT compared to placebo was 35% at 85 days post-single dose. The mean reduction in CSF mHTT from baseline was 22% (median reduction 30%) at 85 days following a single dose. Participants in the 90 mg cohort had not yet reached day 85, so they were not included in the biomarker analysis. For these analyses, the 30 and 60 mg single dose cohorts were pooled as there was no apparent dose response between these two cohorts. In the 30 and 60 mg cohorts, wtHTT protein levels appeared consistent with allele-selectivity. Increases in neurofilament light chain (“NfL”) from baseline were observed in some participants. There were no clinically meaningful elevations in CSF white blood cell counts or protein that would indicate inflammation in the CNS, and there were no meaningful changes in clinical outcome measures, although the dataset and duration were not sufficient to assess clinical effects.

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

Preclinical data: We next tested our SNP3 compounds in vivo in a BACHD model for HD. This model expresses a mutant version of the human HTT gene. Because it is a transgenic model that lacks human wtHTT, BACHD mice are not suitable for assessing selectivity, but they enable assessment of target engagement in vivo. Importantly, the model contains multiple copies of the human mHTT transgene; however, not all of the copies contain SNP3. Thus SNP3-targeting compounds cannot target all the human mHTT transcripts expressed in these mice.

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

Data are mean ± SD, n=8; Stats: ns non-significant, *P<0.05, **P<0.01, ***P<0.0001, ****P<0.0001 versus PBS by 1-way ANOVA

Our Collaborations

Our business strategy is to develop and commercialize a broad pipeline of RNA medicines. As part of this strategy, we have entered into, and may enter into new partnership and collaboration agreements as a means of advancing our own therapeutic programs, investing in third-party technologies to further strengthen PRISM and leveraging external partnerships to extend the reach of PRISM into therapeutic areas where our platform demonstrates a competitive advantage.

GSK

On December 13, 2022, Wave Life Sciences USA, Inc. ("Wave USA") and Wave Life Sciences UK Limited ("Wave UK"), two of our direct, wholly-owned subsidiaries entered into a Collaboration and License Agreement (the “GSK Collaboration Agreement”) with GSK, which became effective on January 27, 2023. Pursuant to the GSK Collaboration Agreement, we and GSK have agreed to collaborate on the research, development, and commercialization of oligonucleotide therapeutics, including a global exclusive license to WVE-006. The discovery collaboration has an initial four-year research term and combines our proprietary discovery and drug development platform, PRISMTM, with GSK’s novel genetic insights and its global development and commercial capabilities.

Under the terms of the GSK Collaboration Agreement, we received an upfront payment of $170.0 million, which included a cash payment of $120.0 million and a $50.0 million equity investment. In addition, assuming WVE-006 and GSK’s eight collaboration programs achieve initiation, development, launch, and commercialization milestones, we would be eligible to receive up to $3.3 billion in cash milestone payments, which are described in the following paragraphs.

GSK received an exclusive global license to WVE-006, our first-in-class A-to-I(G) RNA editing candidate for alpha-1 antitrypsin deficiency, with development and commercialization responsibilities transferring to GSK after we complete the first-in-patient study. We will be responsible for preclinical, regulatory, manufacturing, and clinical activities for WVE-006 through the initial Phase 1/2 study (RestorAATion), at our sole cost. Thereafter, GSK will be responsible for advancing WVE-006 through pivotal studies, registration, and global commercialization at GSK’s sole cost. For the WVE-006 program, we would be eligible to receive up to $225.0 million in development and launch milestone payments and up to $300.0 million in commercialization milestone payments, as well as double-digit tiered royalties up to the high teens as a percentage of net sales.

The collaboration has three components:

1)
A discovery collaboration which enables us to advance up to three programs leveraging targets informed by GSK’s novel genetic insights;
2)
A discovery collaboration which enables GSK to advance up to eight programs leveraging PRISM and our oligonucleotide expertise and discovery capabilities; and
3)
An exclusive global license for GSK to WVE-006, our program for AATD that uses our proprietary AIMer technology. Wave will maintain development responsibilities for WVE-006 through completion of the first clinical study, at which point development and commercial responsibilities will transition to GSK.

The collaboration will enable us to continue building a pipeline of transformational oligonucleotide-based therapeutics and unlock new areas of disease biology, as well as realize the full value of WVE-006 as a potential best-in-class treatment for AATD that has potential to simultaneously address both liver and lung manifestations of the disease.

The GSK Collaboration Agreement includes options to extend the research term for up to three additional years, which would increase the number of programs available to both parties. We will lead all preclinical research for GSK and our collaboration programs up to IND-enabling studies. We will lead IND-enabling studies, clinical development and commercialization for our collaboration programs. GSK collaboration programs will transfer to GSK for IND-enabling studies, clinical development, and commercialization. Assuming GSK advances eight programs under the collaboration that achieve initiation, development, launch and commercial milestones, we would be eligible to receive up to $1.2 billion in initiation, development, and launch milestones and up to $1.6 billion in commercialization milestones, as well as tiered royalties into the low-teens as a percentage of net sales. Assuming we advance our collaboration programs through the achievement of pre-determined milestones, GSK would be eligible to receive royalty payments and commercial milestones from us.

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

Takeda

In February 2018, Wave USA and Wave UK entered into a collaboration and license agreement (the “Takeda Collaboration Agreement”) for a global strategic collaboration (the “Takeda Collaboration”) with Takeda, pursuant to which Wave USA, Wave UK and Takeda agreed to collaborate on the research, development and commercialization of oligonucleotide therapeutics for disorders of the CNS. The Takeda Collaboration provided us with at least $230.0 million in committed cash and Takeda with the option to co-develop and co-commercialize our CNS development programs in (1) HD; (2) amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”); and (3) our discovery-stage program targeting ATXN3 for the treatment of spinocerebellar ataxia 3 (“SCA3”) (collectively, “Category 1 Programs”), which we will have the right to co-commercialize in the United States. In addition, the Takeda Collaboration provided Takeda with the right to exclusively license multiple preclinical programs for CNS disorders, including Alzheimer’s disease and Parkinson’s disease (collectively, “Category 2 Programs”). In April 2018, the Takeda Collaboration became effective and Takeda paid Wave $110.0 million as an upfront payment. Takeda also agreed to fund our research and preclinical activities in the amount of $60.0 million during the four-year research term and to reimburse Wave for any collaboration-budgeted research and preclinical expenses incurred by us that exceed that amount.

On October 15, 2021, we and Takeda entered into the Second Amendment (the “Amendment”) to the Takeda Collaboration Agreement, which amended the Category 2 component of the two-part collaboration (the “Category 2 Programs”). As discussed above, under Category 2 of the Takeda Collaboration Agreement, we had granted Takeda the right to exclusively license multiple preclinical programs for CNS disorders during a four-year research term. Pursuant to the terms of the Amendment, we and Takeda discontinued the Category 2 component of the Takeda Collaboration Agreement and Takeda paid us an additional $22.5 million for collaboration-related research and preclinical expenses. As a result of the Amendment, we are free to advance our CNS programs independently or enter partnerships in the CNS field outside of the remaining Category 1 Programs. The Category 1 component of the original Takeda Collaboration Agreement remains in effect and is unchanged by the Amendment.

In July 2023, C9 for ALS/FTD was terminated as a target under the collaboration (the “C9 Target”) and consequently Takeda and our rights and obligations under the Takeda Collaboration Agreement were terminated with respect to the C9 Target. In December 2023, ATXN3 for SCA3 was terminated as a target under the collaboration (the “ATXN3 Target”) and consequently Takeda and our rights and obligations under the Takeda Collaboration were terminated with respect to the ATXN3 Target.

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

With respect to Category 1 Programs, we will be responsible for researching and developing products and companion diagnostics for Category 1 Programs through completion of the first proof of mechanism study for such products. Takeda will have an exclusive option for each target and all associated products and companion diagnostics for such target, which it may exercise at any time through completion of the proof of mechanism study. If Takeda exercises this option, we will receive an opt-in payment and will lead manufacturing and joint clinical co-development activities and Takeda will lead joint co-commercial activities in the United States and all commercial activities outside of the United States. Global costs and potential profits will be shared 50:50 and we will be eligible to receive development and commercial milestone payments. In addition to the 50% profit share, we are eligible to receive option exercise fees and development and commercial milestone payments for the Category 1 Programs.

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

Asuragen

In November 2019, we entered into an agreement with Asuragen (which was acquired by Bio-Techne Corporation in April 2021), a molecular diagnostics company, for the development and potential commercialization of companion diagnostics for our investigational allele-selective therapeutic programs targeting HD. This collaboration uses Asuragen’s market-leading repetitive sequence diagnostic expertise to provide scalable SNP phasing to support development programs and future commercialization at a global level. Asuragen has leveraged its AmplideX® PCR technology to develop companion diagnostic tests designed to size and phase HTT CAG repeats with the SNPs targeted by our previous investigational therapeutic programs in HD, as well as WVE-003, our current HD program being investigated in the ongoing SELECT-HD clinical trial. These tests are designed to aid clinicians in selecting HD patients by identifying the SNPs that are in phase with the CAG-expanded allele.

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

Certain such families have 20-year expiration dates that range from 2029 to at least 2043. Some of these families have issued patents in several jurisdictions, including in major market jurisdictions such as the United States, Europe, and/or Japan, have pending applications in multiple jurisdictions including in these major market jurisdictions, or are in the international stage.

We also co-own with the University of Tokyo filings that are directed to certain methods and/or reagents for synthesizing oligonucleotides; their 20-year expiration dates fall in 2031.

Stereopure Oligonucleotide Compositions

Certain of our patent filings protect stereopure compositions, particularly of therapeutically relevant oligonucleotides. Some such filings are directed to compositions whose oligonucleotides are characterized by particular patterns of chemical modification (including modifications of bases, sugars and/or internucleotidic linkages) and/or of internucleotidic linkage stereochemistry. Certain patent filings describe specific compositions designed for use in the treatment of particular diseases. Several of our patent filings directed to stereopure compositions have entered national stage prosecution in multiple jurisdictions and some have issued in one or more jurisdictions; others are in the international stage. Certain filings offer 20-year protection terms that range from 2033 to at least 2043.

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

Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Alpha-1 Antitrypsin Deficiency (“AATD”)

There are five treatments approved in the United States for AATD: Prolastin (Grifols), Prolastin-C (Grifols), Aralast NP (Takeda), Zemaira (CSL Behring), and Glassia (Takeda). All five contain plasma-derived human alpha1-proteinase inhibitor and are indicated for chronic augmentation and maintenance therapy in adults with emphysema due to congenital deficiency of alpha1-proteinase inhibitor (Alpha1-PI). The prescribing information for each notes that the effect of augmentation therapy with any alpha1-proteinase inhibitor on pulmonary exacerbations and on the progression of emphysema in Alpha1-PI deficiency has not been demonstrated in randomized, controlled clinical trials.

There are also a number of companies with investigational drugs in clinical development for AATD lung disease: InhibRx (Phase 2), Kamada (Phase 3), Krystal Biotech (Phase 1), and Mereo BioPharma (Phase 2), among others. Arrowhead Pharmaceuticals and Takeda have an investigational drug in Phase 3 clinical development for AATD liver disease. Vertex Pharmaceuticals (Phase 1) has clinical stage programs for AATD lung and/or liver disease. To our knowledge, Wave is the only company with a clinical stage RNA editing program for AATD lung and/or liver disease.

There are also several companies with ongoing discovery or preclinical programs for AATD including Beam Therapeutics, Biomarin, Epic Bio, Intellia Therapeutics, Korro Bio, Tessera Therapeutics, and ReCode Therapeutics, among others.

Obesity

There are two GLP-1 receptor agonists approved in the United States for the treatment of obesity: Saxenda (liraglutide, Novo Nordisk) and Wegovy (semaglutide, Novo Nordisk). Zepbound (tirzepatide, Eli Lilly), approved by FDA in November 2023, is a GLP-1/GIP receptor agonist. Beyond these approved therapies, there are investigational oral GLP-1 receptor agonists and other GLP-1 receptor agonist combinations (e.g., GLP-1/GIP/glucagon receptor agonists, GLP-1/glucagon receptor agonists, GLP-1/amylin receptor agonists, GLP-1/GLP-2 receptor agonists, etc.) in various stages of clinical development. Other FDA-approved therapies for obesity include Xenical (H2-Pharma), Qsymia (Vivus), and Contrave (Currax Pharmaceuticals).

Alnylam has announced a program targeting INHBE and plans to select a development candidate in the future. Arrowhead has a program targeting INHBE and plans to submit a CTA in the future. In addition, multiple other companies are pursuing approaches for obesity that are complementary to GLP-1 receptor agonists and aim to reduce fat mass while preserving or increasing lean mass.

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

In June 2023, the FDA granted accelerated approval to Sarepta Therapeutics’ Elevidys, a microdystrophin gene therapy, for ambulatory pediatric patients aged 4 through 5 years with a confirmed mutation in the DMD gene. This includes patients who have a DMD mutation amenable to exon 53 skipping. The accelerated approval was based on expression of Elevidys microdystrophin, and in December 2023, Sarepta submitted its post-marketing requirement for Elevidys to the FDA requesting conversion from accelerated approval to traditional approval, along with an efficacy supplement to its BLA seeking to remove age and ambulation restrictions from the approved indication. FDA decisions on the accelerated approval conversion and label expansion are expected in 2024.

In October 2023, the FDA granted approval to Santhera Pharmaceuticals’ Agamree for the treatment of DMD in patients 2 years of age and older. Agamree is an alternative steroid with data suggesting a reduction in adverse events compared to currently available corticosteroids.

Several other companies have investigational drugs in clinical development targeting DMD more broadly, including patients amenable to exon 53 skipping. These include Capricor Therapeutics (Phase 3), Dystrogen Therapeutics (Phase 1), Edgewise Therapeutics (Phase 2), Italfarmaco (pre-registration), and Pfizer (Phase 3), among others. Based on available information, we do not believe there are other companies with investigational programs specifically for exon 53 skipping in clinical development. Several companies also have ongoing preclinical programs for DMD that may directly or indirectly target patients amenable to exon 53 skipping. These companies include Code Bio, Dyne Therapeutics, PepGen, Precision BioSciences, Sarepta Therapeutics, Solid Biosciences, Ultragenyx Pharmaceutical, and Vertex Pharmaceuticals, among others.

Huntington’s Disease

There are no approved treatments available to slow the progression of HD. Austedo (Teva), tetrabenazine (generic), and, in 2023, Ingrezza (Neurocrine Biosciences) have been approved for the treatment of chorea associated with HD.

We believe, based on publicly available information, that Annexon Biosciences (Phase 2), AskBio (Phase 1/2), Ionis Pharmaceuticals and Roche (Phase 2), Mitochon Pharmaceuticals (Phase 1/2), Prilenia Therapeutics (Phase 3), PTC Therapeutics (Phase 2), uniQure (Phase 1/2), and Vico Therapeutics (Phase 1/2), among others, have investigational drugs aimed at slowing the progression of HD in clinical development. To our knowledge, Wave has the most advanced clinical stage program targeting allele-selective mHTT lowering.

Several companies have ongoing discovery or preclinical programs for HD, including Alnylam Pharmaceuticals, Atalanta Therapeutics, Neurimmune, Ophidion, Roche, Sangamo Therapeutics and Takeda, Spark Therapeutics, and Voyager Therapeutics, among others.

A number of companies are developing molecules to treat symptoms associated with HD. Companies with clinical stage programs include Sage Therapeutics (Phase 3) and SOM Biotech (Phase 2), among others.

ADAR-mediated RNA Editing (“ADAR editing”)

There are several companies pursuing editing approaches that may compete with our ADAR editing modality. Multiple companies are pursuing discovery/preclinical programs in RNA editing with non-viral (AIRNA, Korro Bio, and ProQR) and viral (Shape Therapeutics) delivery approaches. To our knowledge, we are the only company with a clinical stage RNA editing program. There are also several companies in various stages of development (discovery through the clinic) developing investigational drugs for DNA base editing (Beam) and DNA editing (CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, Prime Medicine, Sangamo Therapeutics, and Tessera Therapeutics), among others. These companies may leverage these approaches to target the same indications that we intend to target or indications where we do not currently plan to compete.

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

In the Consolidated Appropriations Act for 2023, Congress amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. A sponsor must submit a diversity action plan to FDA by the time the sponsor submits the trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect Phase 3 trial planning and timing or what specific information the FDA will expect in such plans, but if FDA objects to a sponsor’s diversity action plan and requires the sponsor to amend the plan or take other actions, it may delay trial initiation.

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s pharmacology, chemistry, manufacturing, and controls, and proposed labeling, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. Under federal law, the fee for the submission of an NDA with clinical data is substantial (for example, for fiscal year 2024 this application fee exceeds $4 million), and the sponsor of an approved NDA is also subject to an annual program fee, currently more than $415,000 per program. These fees are typically adjusted annually, but exemptions and waivers may be available under certain circumstances, including NDA fees for products with orphan designation.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for review. Any resubmitted application, following a refusal to file action, is also subject to 60-day review before the FDA accepts it for review.

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

Once the submission has been accepted for filing, the FDA begins an in-depth review. As noted above, the FDA has agreed to specified performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date it is accepted for filing (i.e., 12 months from submission), and most applications for “priority review” products are meant to be reviewed within six months from the date the application is accepted for filing (i.e., eight months from submission). The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

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

Additionally, the FDA may refer any NDA, including applications for novel drug candidates which present difficult questions of safety or efficacy, to an advisory committee. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval. The FDA likely will re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the NDA review process. The FDA also may require submission of a risk evaluation and mitigation strategy (“REMS”) if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the drug or biological product. The REMS could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. In addition, the REMS must include a timetable to assess the strategy, often at 18 months, three years, and seven years after the strategy’s approval. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve an NDA without a REMS, if required.

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

Finally, the FDA may designate a product for priority review if it is a drug or biologic that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness over existing therapy. The FDA determines at the time that the marketing application is submitted, on a case-by-case basis, whether the proposed drug represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months for an NME NDA from the date of filing.

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

The accelerated approval pathway is contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory study(ies) to verify and describe the drug’s clinical benefit. As a result, a drug approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of clinical trial(s) to establish the effect on the clinical endpoint. Failure to conduct and complete the required confirmatory study(ies) to confirm the predicted clinical benefit of the product would allow the FDA to withdraw approval of the drug. As part of the Consolidated Appropriations Act for 2023, Congress provided the FDA additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under the act’s amendments to the FDCA, FDA may require the sponsor of a product granted accelerated approval to have a confirmatory trial underway prior to submission of the NDA. The sponsor must also submit progress reports on a confirmatory trial every six months until the trial is complete, and such reports are published on FDA’s website. The amendments also give FDA the option of using expedited procedures to withdraw product approval if the sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs (including third-party manufacturers) are required to register their establishments with the FDA and some state agencies and are subject to periodic announced or unannounced inspections by the FDA and some state agencies for assessment of compliance with cGMP. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction, and sometimes notification of, any deviations from cGMP. These regulations impose reporting and documentation requirements on the sponsor and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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
•
withdrawal of approval for any products approved through FDA’s accelerated approval pathway if required confirmatory trials are not completed on time, or at all;
•
product seizure or detention, or refusal to permit the import or export of products;
•
injunctions or the imposition of civil or criminal penalties; and
•
consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”) which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription drug product samples and impose requirements to ensure accountability in distribution. Furthermore, the Drug Supply Chain Security Act (“DSCSA”) was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a ten‑year period that culminated in November 2023. Most recently, the FDA announced a one-year stabilization period to November 2024, giving entities subject to the DSCSA additional time to finalize interoperable tracking systems and to ensure supply chain continuity. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

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

Under PREA, submission of a pediatric assessment is not required for pediatric investigation of a product that has been granted orphan drug designation. However, under the FDA Reauthorization Act of 2017 (“FDASIA”), the scope of the PREA was extended to require pediatric studies for products intended for the treatment of an adult cancer that are directed at a molecular target and that are determined to be substantially relevant to the growth or progression of a pediatric cancer. In addition, the FDA finalized guidance in 2018 indicating that it does not expect to grant any additional orphan drug designation to products for pediatric subpopulations of common diseases. Nevertheless, the FDA intends to still grant orphan drug designation to a drug or biologic that otherwise meets all other criteria for designation when it prevents, diagnoses or treats either (i) a rare disease that includes a rare pediatric subpopulation, (ii) a pediatric subpopulation that constitutes a valid orphan subset, or (iii) a rare disease that is in fact a different disease in the pediatric population as compared to the adult population.

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

A product with orphan drug designation may not receive orphan exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Recent court cases have challenged the FDA’s approach to determining the scope of orphan drug exclusivity; however, at this time the agency continues to apply its long-standing interpretation of the governing regulations and has stated that it does not plan to change any orphan drug implementing regulations.

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

Pediatric Exclusivity and Pediatric Use

The Best Pharmaceuticals for Children Act (“BPCA”) provides NDA holders a six-month period of non-patent marketing exclusivity attached to any other exclusivity listed with FDA—patent or non-patent—for a drug if certain conditions are met. Conditions for pediatric exclusivity include a determination by the FDA that information relating to the use of a new drug in the pediatric population may produce health benefits in that population; a written request by the FDA for pediatric studies; and agreement by the applicant to perform the requested studies, completion of the studies in accordance with the written request, and the acceptance by the FDA of the reports of the requested studies within the statutory timeframe. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. The issuance of a written request does not require the sponsor to undertake the described studies. Applications under the BPCA are treated as priority applications.

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

In contrast, Section 505(b)(2) enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy data for an existing product, or published literature, in support of its application. Section 505(b)(2) NDAs may provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products; for example, an applicant may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. A Section 505(b)(2) applicant may eliminate the need to conduct certain nonclinical or clinical studies, if it can establish that reliance on studies conducted for a previously approved product is scientifically appropriate. Unlike the ANDA pathway used by developers of bioequivalent versions of innovator drugs, which does not allow applicants to submit new clinical data other than bioavailability or bioequivalence data, the 505(b)(2) regulatory pathway does not preclude the possibility that a follow-on applicant would need to conduct additional clinical trials or nonclinical studies; for example, they may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness. The FDA may then approve the new product for all or some of the label indications for which the RLD has been approved, or for any new indication sought by the Section 505(b)(2) applicant, as applicable.

Upon NDA approval of a new chemical entity (“NCE”), which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity. During the exclusivity period, the FDA cannot accept for review any ANDA or 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, a follow-on product application may be submitted one year before NCE exclusivity expires if a Paragraph IV certification, which states that the listed patent for the RLD is invalid or will not be infringed by the follow-on product, is filed on an NCE patent and any time after approval if the application is filed based on a new indication or a new formulation.

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

The three types of marketing pathways for medical devices are clearance of a premarket notification under Section 510(k) of the FDCA (“510(k)”), approval of a premarket approval application (“PMA”) or authorization of a de novo classification request, or de novo. If a company is required to perform clinical trials to support the safety and effectiveness of an IVD, and the IVD is viewed as a significant risk device, the sponsor will have to submit an investigational device exemption application (“IDE”) to the FDA, which is similar in format and function to an IND. If the diagnostic test and the therapeutic drug are studied together to support their respective approvals, any clinical trials involving both product candidates must meet both the IDE and IND requirements.

The FDA expects that the therapeutic sponsor will address the need for an IVD companion diagnostic device in its therapeutic product development plan and that, in most cases, the therapeutic product and its corresponding IVD companion diagnostic device will be developed contemporaneously. If the companion diagnostic test will be used to make critical treatment decisions such as patient selection, treatment assignment, or treatment arm, it will likely be considered a significant risk device for which a clinical trial will be required. After approval, the use of an IVD companion diagnostic device with a therapeutic product will be stipulated in the instructions for use in the labeling of both the diagnostic device and the corresponding therapeutic product. In addition, a diagnostic test that was approved through the PMA process, or one that was cleared through the 510(k) process or classified through the de novo process, and placed on the market will be subject to many of the same regulatory requirements that apply to approved drugs.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a process that requires the submission of a clinical trial application much like an IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application (“CTA”), must be submitted to the competent national health authority and to independent ethics committees in each country in which a company plans to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements, clinical trials may proceed in that country. Under the EU Clinical Trials Regulation, which was adopted in April 2014 and replaced the Clinical Trials Directive, a harmonized assessment and supervision process was implemented as of January 31, 2022 for clinical trials throughout the EU, via a Clinical Trials Information System (“CTIS”). The CTIS will contain the centralized EU portal and database for clinical trials conducted in the EU and will allow for a centralized review process. This harmonized submission process became mandatory for new CTA submissions to be filed beginning on February 1, 2023. However, the extent to which ongoing and new clinical trials will be governed by the Clinical Trials Regulation varies. Clinical trials for which an application was submitted prior to January 31, 2022 under the Clinical Trials Directive, or between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive, remain governed by the Directive until January 31, 2025. After January 31, 2025, all clinical trials, including those that are ongoing, will become subject to the provisions of the Clinical Trials Regulation. Under the new centralized process, if the EU member state leading the CTA review approves or rejects the application, the decision will apply to all involved member states.

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

To obtain a marketing license for a new drug or medicinal product in the European Union, the sponsor must obtain approval of a marketing authorization application (“MAA”). The way in which a medicinal product can be approved in the European Union depends on the nature of the medicinal product. As of January 31, 2020, the United Kingdom (“UK”) is no longer a member state of the EU, and therefore a separate MAA and approval will be required to market a medicinal product in the UK. The UK’s Medicines and Healthcare products Regulatory Agency (“MHRA”) has issued guidance regarding the requirements for licensing and marketing therapeutic drugs and biologics post-Brexit. More recently, in March 2023, the UK government and the European Commission reached agreement on a regulatory framework to replace the Northern Ireland Protocol, referred to as the Windsor Framework. The Windsor Framework is expected to apply as of January 1, 2025 and will change the existing system under the Northern Ireland Protocol, including the regulation of pharmaceutical products in the UK. Specifically, the MHRA will be responsible for approving all medicines intended to be marketed in the UK (i.e., Great Britain and Northern Ireland), while the EMA will no longer be involved in approving medicines intended for sale in Northern Ireland.

The centralized procedure results in a single marketing authorization granted by the European Commission that is valid across the European Union, as well as in Iceland, Liechtenstein, and Norway. The centralized procedure is compulsory for human drugs that: (i) are derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) are officially designated “orphan drugs” (drugs used for rare human diseases) and (iv) are advanced-therapy medicines, such as gene-therapy, somatic cell-therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used for human drugs which do not fall within the above mentioned categories if (a) the human drug contains a new active substance which was not previously authorized in the European Community; or (b) the applicant shows that the medicinal product constitutes a significant therapeutic, scientific or technical innovation or that the granting of authorization in the centralized procedure is in the interests of patients at the European Community level.

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

European Union Regulation of IVD Products

In May 2022, the In Vitro Diagnostic Device Regulation (“IVDR”) (EU) 2017/746 became effective, replacing the previous IVD Directive (EU-Directive 98/79/EC). The IVDR was published in May 2017 and given a five-year transition period until its full implementation on May 26, 2022. Unlike the IVD Directive (EU-Directive 98/79/EC), the IVDR has binding legal force throughout every Member State. The major goals of the IVDR are to standardize diagnostic procedures within the EU, increase reliability of diagnostic analysis and enhance patient safety. Among other things, the IVDR introduces a new risk-based classification system for IVDs and requirements for IVD conformity assessments. Under the IVDR and subsequent amendments, IVDs already certified by a Notified Body under the IVD Directive may remain on the market until May 26, 2025, and IVDs certified without the involvement of a Notified Body may remain on the market for up to three additional years (until May 26, 2028) depending on the classification of the IVD. The manufacturers of such devices remaining on the market must comply with specific requirements in the IVDR, but ultimately, such products, as with all new IVDs, will have to undergo the IVDR’s conformity assessment procedures. In addition,

IVDs in the highest risk class will have to be tested by a Designated Reference Laboratory. The IVDR imposes additional requirements relating to post-market surveillance and submission of post-market performance follow-up reports.

The EC has designated twelve Notified Bodies to perform conformity assessments under the IVDR. MedTech Europe has issued guidance relating to the IVDR in several areas, e.g., clinical benefit, technical documentation, state of art, accessories, and EUDAMED.

In April 2023, the European Commission issued a proposal that will revise and replace the existing general pharmaceutical legislation. If adopted and implemented as currently proposed, these revisions will significantly change several aspects of drug development and approval in the European Union.

Rest of World Government Regulation

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•
the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•
the federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare, Medicaid or the Children’s Health Insurance Program to report, on an annual basis, to the Centers for Medicare and Medicaid Services (“CMS”) information related to payments and other transfers of value to physicians, teaching hospitals, and certain advanced non-physician healthcare practitioners and physician ownership and investment interests; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers.

Some state laws require pharmaceutical or medical device companies to comply with the relevant industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures.

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

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), was enacted in March 2010 and has had a significant impact on the healthcare industry in the United States. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to biopharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program. We expect that future changes or additions to the ACA, the Medicare and Medicaid programs, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry in the United States.

Additionally, on December 20, 2019, the Further Consolidated Appropriations Act for 2020 was signed into law (P.L. 116-94) and includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 or the “CREATES Act.” The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic product developers access to samples of brand products. Because generic product developers need samples of an RLD to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on any of our future commercial products are unknown.

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B Drug Pricing Program. The maximum amount that a manufacturer may charge a 340B covered entity for a given product is the average manufacturer price, or AMP, reduced by the rebate amount paid by the manufacturer to Medicaid for each unit of that product. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA that affect healthcare expenditures. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and was extended by the Consolidated Appropriations Act for 2023, and will remain in effect through 2032 unless additional Congressional action is taken.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive healthcare provisions and amendments to existing laws, including a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s average sales price to CMS beginning on January 1, 2022, subject to enforcement via civil money penalties. The U.S. Department of Health and Human Services (“DHHS”) has also solicited feedback on various measures intended to lower drug prices and reduce the out-of-

pocket costs of drugs and has implemented others under its existing authority.

In August 2022, President Biden signed into the law the Inflation Reduction Act of 2022 (“IRA”). The IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with pharmaceutical manufacturers to conduct price negotiations in October 2023. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in recent years, several states have formed prescription drug affordability boards (“PDABs”). Much like the IRA’s drug price negotiation program, these PDABs have attempted to implement upper payment limits (“UPLs”) on drugs sold in their respective states in both public and commercial health plans. In August 2023, Colorado’s PDAB announced a list of five prescription drugs that would undergo an affordability review. The effects of these efforts remain uncertain pending the outcomes of several federal lawsuits challenging state authority to regulate prescription drug payment limits. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (“PBMs”) and other members of the healthcare and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. The Federal Trade Commission (“FTC”) in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including pharmaceutical product developers like us.

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

Other Regulatory Requirements

We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the FDA has broad regulatory and enforcement authority, including, among other things, the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have an adverse effect on our ability to operate our business and generate revenues. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could negatively impact our business, operating results and financial condition.

Human Capital

As of December 31, 2023, we employed 268 employees, of which 266 were full-time employees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are represented by a labor union or covered under a collective bargaining agreement. Management considers relations with our employees to be good.

Our approach to how we recruit, develop, retain and manage our talent is driven by our values statement: Making an impact through innovation, inclusion, and inspiration. Our values are at the core of who we are as an organization, and what drive us to envision a brighter future for the patients and families we serve. Critical to achieving our strategic imperatives is our ability to build a world-class organization and retain an exceptional team in which each member plays a unique and important role. We value diversity, equity, inclusion, and social responsibility where our employees have a strong sense of belonging and contributing, while being empowered to make a real difference. This commitment is company-wide and our Nominating and Corporate Governance Committee oversees our strategies and policies related to our people and diversity, equity and inclusion (“DEI”) initiatives, in addition to those for our environmental, social and governance (“ESG”) initiatives.

We recognize that maintaining an engaged and high-performing workforce who share a connection with the communities we serve is critical to our success. Comradery and cohesion are at the core of who we are as a company, and are integral facets of our human capital strategy. Whether it is coming together throughout the year to connect at our town halls or participating in local walks for the patient communities for whom we work to support meaningful connections, we take a team approach to our work. We are inspired by the communities we serve, the opportunities to engage and learn from individuals and their families, and the possibilities of what we can achieve together.

We understand that in order to drive innovation, we must continuously improve our people strategies and find ways to foster engagement and growth within our organization. To this end, below are some of our initiatives:

Employee Engagement: We embrace the idea that our employees do their best work when they have equity ownership in the business, and therefore our employees receive initial new hire equity awards and annual long-term incentive equity awards. Having an engaged and dedicated workforce is essential for us to achieve our goals. Employee engagement ensures that our employees feel passionate about the work they are doing, and with this commitment, we recognize that this is when results happen. It is more apparent than ever that we are all in this together, and as a company, we need to set up our employees for success and continue to cultivate their engagement with Wave. We conduct surveys as a means of engaging with employees and gaining their insights. We use the data and input as a tool for improving our human resources management going forward. Engagement is also directly correlated to the interactions our employees have with each other and their teams. Our Wave Activities Committee is a cross-functional team dedicated to organizing activities, such as themed social gatherings, charity and volunteer opportunities, and health and wellness events, which enrich our culture and bring employees together. We also work to ensure that we are deeply aligned with our corporate goals as a company, that functional goals are clear and transparent, and that employees understand how their work contributes to the company’s success.

Environmental Health and Safety: Compliance with environmental, health and safety (“EH&S”) laws and regulations forms the basis of the EH&S policy and programs we have in place, which include occupational health and safety measures that apply to all of our employees, contractors and visitors. These programs detail the proactive, risk-based approach that we take to prevent workplace injuries and protect the health and safety of our employees and the communities around us. We foster a culture that strives to embed safety into all aspects of our operations, which includes implementing design safeguards for our employees and patients. Our EH&S management system engages all levels of the organization to monitor and track the effectiveness of our programs, ensure EH&S compliance, respond to incidents and manage corrective actions to reinforce safeguards. Our training programs provide training to our employees that is commensurate with their level of risk exposure and are designed to ensure that employees have the knowledge and equipment available to mitigate risk. Our cross-functional Safety Committee meets monthly to discuss any concerns and ways to improve our EH&S programs. Employees are also required to report any incidents, no matter how small, and are encouraged to voice any health or safety concerns to management or a member of our EH&S team.

Professional Development Programs and Opportunities: Employees are our most valuable resource, and we focus on providing them with opportunities so that they can continue to grow and excel in their functions and our company. Professional development of our employees drives engagement and allows us to leverage opportunities to grow and promote key talent from within our organization. We encourage individual development planning and leadership and management development programs for our employees, including our Building Coaching Leaders program that is a learning series designed to build strong coaching capabilities and strengthen a manager’s engagement with their teams, and our Management Essentials Program that is focused on building the leadership skillset of first-time managers and rising leaders. Through development planning, we strive for employees at all levels to focus on strengthening the skills required in their current role and potentially their next role. We conduct annual performance reviews for all employees, but, as importantly, we are focused on building a culture of continuous coaching, feedback and open communication between managers and their direct reports throughout the entire year. We provide managers and employees with training on how to conduct effective forward-looking performance conversations and to set effective goals that are specific, measurable, attainable, relevant and timebound (SMART). We provide our employees with unlimited access to LinkedIn Learning to advance their professional development, interests, and goals. We also provide company-wide leadership and development opportunities through the Wave Learning Series, which was developed to build awareness of all functional areas, special areas of interest or importance, timely subject matters and to expand knowledge of industry trends and other matters of interest and relevance within the biopharmaceutical industry. The Wave Learning Series is conducted through company-wide presentations by employees at various levels, providing opportunities for development and cross-functional exposure for our employees. We also offer all full-time employees the option to participate in our Education Assistance Program, where we reimburse employees for tuition and eligible expenses.

Health and Well-Being: We believe that the overall well-being of our employees and ensuring that their basic health and wellness needs are met is fundamental for us to achieve success as a company. We understand that a key part of our ongoing efforts to prioritize wellness initiatives includes providing our employees with access to mental health, behavioral health, and/or substance abuse services through our medical plans. We provide an Employee Assistance Program (“EAP”), as a cost-free benefit, which is available to help employees and their household members to confidentially manage everyday life, work challenges, stress, and other personal issues, by providing consultation, referrals, and resources, along with ongoing webinars on various work-life, mental health, and wellness topics for employees. We prioritize providing mental health resources for our employees, creating forums for dialogue, and finding opportunities for employees to volunteer in the rare disease community and beyond. In addition, we understand that workplace flexibility is an important component to our employees’ well-being. Safeguarding employee and patient health has been our top priority, as we advance our business through the research and development of our therapeutic candidates. Prioritizing employee safety while achieving our goals has provided us with a greater appreciation for workplace flexibility, which keeps our employees engaged and motivated, while also creating a sense of trust throughout our organization.

Diversity, Equity and Inclusion (“DEI”): Our commitment to maintaining a top-performing company means investing in and creating ongoing opportunities for employee development in a diverse and inclusive workplace. We provide equal employment opportunities without regard to race, color, religion, gender, sexual orientation, national origin, age, disability, veteran status or genetics, among other personal characteristics. Our DEI Steering Group leads various initiatives to help us maintain a diverse, equitable, culturally competent and supportive environment for all of our employees and other stakeholders. We believe that a diverse and inclusive workforce positively impacts our performance, fosters innovation and inspires us to achieve greater results. In addition to this, our intentional focus on DEI continues to strengthen our culture and helps ensure that we continue to cultivate an effective next generation of experienced leaders and managers necessary to execute on our mission and plans for ambitious growth. As of December 31, 2023, women made up approximately 53% of our global workforce and constitute approximately 55% of senior management (defined as vice president level and above). As of December 31, 2023, racially diverse employees (those self-identifying as Black or African American, Hispanic or Latino, Asian, or being of two or more races) make up approximately 37% of our global workforce and approximately 24% of senior management (defined as vice president level and above) (14% of our employees did not provide us with this information).

Some of the DEI initiatives at Wave include DEI-focused training, our summer internship program with Project Onramp, which is an organization working to bridge the opportunity gap for Massachusetts-based college students in underserved and minority communities, and the formation of our Women+ of Wave and our Black Employee Network Employee Resource Groups. We also have a supplier diversity program that identifies and classifies the diversity of our suppliers, encouraging the use of a more diversified supply base. We believe that having a diverse group of suppliers will allow us to effectively meet the needs of our organization while expanding our pool of suppliers to create more competitive business opportunities, and ultimately creating positive social impact by generating economic opportunities for those in our community who may be disadvantaged.

Patient Advocacy and Community Engagement: Our community engagement activities are focused on seeking to better understand the lives of people living with rare disease and identifying opportunities to support the rare disease community. We believe that partnering with, and understanding the lives of individuals impacted by the diseases we are focused on, including families and caregivers, connects us more deeply to our mission, differentiates us and enhances our ability to discover and develop potential therapies. Through collaboration with patient communities and advocacy organizations, and participation in community-focused conferences and events, we aim to broaden our understanding of the lived experiences of individuals and families and to incorporate their perspectives into every aspect of our work. These insights inform the design and execution of our clinical trials, the enrichment of our corporate culture, and other initiatives that are intended to make a positive impact on people’s lives.

Employee volunteering is another important component of our community engagement initiatives. We partner with advocacy and service organizations to provide opportunities for employees to contribute directly to our local communities, including through our Wave Service Day and holiday giving drives. By participating in a broad range of volunteer activities, our employees donate time and resources to support individuals and families in the rare disease community and beyond. We also recognize that external factors and current events, including systems and policies, impact our employees, as well as the communities with which we are connected.

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

Compensation, Equity and Benefits (Total Rewards): Compensation programs are one of the most powerful tools available to companies to attract, retain and motivate employees, as well as align their interests with those of shareholders. We have developed a broad-based compensation program that is designed to attract, retain and motivate our employees, while driving sustainable long-term value creation. We seek to deliver performance-driven, market competitive reward opportunities commensurate with company and individual performance. All of our employees receive competitive base salaries, cash bonus eligibility, new hire equity grants and annual long-term incentive grants eligibility, in addition to our comprehensive benefits package. We believe that providing employees with an ownership interest in Wave through grants of equity awards further strengthens the level of employee engagement. In addition, we have an Employee Share Purchase Plan, as amended (“ESPP”), which provides our U.S. employees with an opportunity to purchase our ordinary shares at a 15% discount to the market price.

Offering a highly competitive, industry-leading benefits package is another integral piece of our total rewards package and differentiated employee value proposition. Notably, we provide our employees with access to choice and offer employees a very progressive health insurance package, with no premiums. We also offer a 401(k) plan with matching contributions for all eligible employees. We provide innovative solutions that are key to attracting, engaging and motivating employees, including (i) our excellent benefits and compensation programs and strategies; (ii) our employee well-being approach and strategy; (iii) our health plan and how we have managed this over time; and (iv) internal communications and education around our total rewards strategy.

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

We are a clinical-stage biotechnology company and have incurred significant operating losses since our incorporation in 2012. Our net loss was $57.5 million and $161.8 million for the fiscal years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, we had an accumulated deficit of $1,024.9 million and $967.3 million, respectively. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We are a clinical-stage biotechnology company focused on unlocking the broad potential of RNA medicines (also known as oligonucleotides), or those targeting ribonucleic acid (RNA), to transform human health. Our RNA medicines platform, PRISMTM, combines multiple modalities, chemistry innovation and deep insights into human genetics to deliver scientific breakthroughs that treat both rare and prevalent disorders. Our toolkit of RNA-targeting modalities includes RNA editing, splicing, antisense silencing and RNA interference, providing us with unique capabilities for designing and sustainably delivering candidates that optimally address disease biology. Our lead programs are in rare and prevalent diseases, including alpha-1 antitrypsin deficiency (“AATD”), obesity, Duchenne muscular dystrophy (“DMD”), and Huntington’s disease (“HD”). We have not generated, and do not expect to generate, any product revenue for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, manufacturing, preclinical studies and clinical trials and the regulatory review process for product candidates. The amount of future losses is uncertain. To achieve profitability, we must successfully develop product candidates, obtain regulatory approvals to market and commercialize product candidates, manufacture any approved product candidates on commercially reasonable terms, establish a sales and marketing organization or suitable third-party alternatives for any approved product and raise sufficient funds to finance our business activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause our shareholders to lose all or part of their investment.

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
•
the impacts of any local or global health issues, the conflict involving Russia and Ukraine, the conflict in the Middle East, global economic uncertainty, rising inflation, rising interest rates or market disruptions on our business;
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

To date, we have primarily financed our operations through sales of our securities and our collaborations with third parties. Through December 31, 2023, we have received an aggregate of approximately $1,295.1 million in net proceeds from these transactions, consisting of $727.6 million in net proceeds from public and other registered offerings of our ordinary shares, $478.2 million from our collaborations, exclusive of any potential future milestone and royalty payments, and $89.3 million in net proceeds from private placements of our debt and equity securities. In January 2024, the representatives of the underwriters in connection with the previously disclosed underwritten public offering (the “December 2023 Offering”) exercised their option to purchase an additional 3,000,000 ordinary shares as a part of the December 2023 Offering, for additional net proceeds of approximately $14.0 million.

On March 3, 2022, we filed a new universal shelf registration on Form S-3 with the SEC, which was declared effective by the SEC on May 4, 2022, pursuant to which we registered for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the “2022 Form S-3.” The 2022 Form S-3 includes a prospectus covering up to approximately $132.0 million in ordinary shares that had not yet been issued or sold under our Sales Agreement with Jefferies LLC (“Jefferies”) for our “at-the-market” equity program. As of March 1, 2024, we have $311.7 million in securities available for issuance under the 2022 Form S-3, including approximately $128.7 million in ordinary shares available for issuance under our at-the-market equity program. As of March 1, 2024, we have received approximately $121.3 million in gross proceeds from our at-the-market equity program. We intend to seek additional funding in the future through collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these financing sources.

Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. We may seek access to the capital and credit markets for working capital, capital expenditure, and other business initiatives. The capital and credit markets have experienced extreme volatility and disruption, which may lead to uncertainty and liquidity issues for both borrowers and investors. In the event of adverse market conditions, or other factors, additional funds may not be available to us on acceptable terms or at all. For example, the global economy has been experiencing interest rate increases and higher inflation, which could negatively impact our business and our ability to raise additional funds. If we raise additional funds by issuing equity or convertible debt securities, our shareholders will suffer dilution and the terms of any financing may adversely affect the rights of our shareholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing shareholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities receive any distribution of corporate assets.

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
the following week, a syndicate of U.S. banks infused $30 billion in First Republic Bank; and later that same week, the Swiss Central Bank provided $54 billion in covered loan and short-term liquidity facilities to Credit Suisse Group AG, all in an attempt to reassure depositors and calm fears of a banking contagion. Our ability to effectively run our business could be adversely affected by general conditions in the global economy and in the financial services industry. Various macroeconomic factors could adversely affect our business, including fears concerning the banking sector, changes in inflation, interest rates and overall economic conditions and uncertainties. A severe or prolonged economic downturn could result in a variety of risks, including our ability to raise additional funding on a timely basis or on acceptable terms. A weak or declining economy could also impact third parties upon whom we depend to run our business. Concerns over bank failures and bailouts and their potential broader effects and potential systemic risk on the banking sector generally and on the biotechnology industry and its participants may adversely affect our access to capital and our business and operations more generally. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general.

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

Our operating history as a clinical-stage biotechnology company may make it difficult for shareholders to evaluate the success of our business to date and to assess our future viability.

We are a clinical-stage biotechnology company focused on unlocking the broad potential of RNA medicines (also known as oligonucleotides), or those targeting ribonucleic acid (RNA), to transform human health. Our RNA medicines platform, PRISM, combines multiple modalities, chemistry innovation and deep insights into human genetics to deliver scientific breakthroughs that treat both rare and prevalent disorders. Our toolkit of RNA-targeting modalities includes RNA editing, splicing, antisense silencing and RNA interference, providing us with unique capabilities for designing and sustainably delivering candidates that optimally address disease biology. Our lead programs are in rare and prevalent diseases, including AATD, obesity, DMD, and HD. We have not yet demonstrated our ability to successfully complete pivotal clinical trials, obtain marketing approvals, or conduct sales and marketing activities necessary for successful product commercialization. We have limited experience manufacturing our products at commercial scale or arranging for a third party to do so on our behalf. Typically, it takes many years to develop and commercialize a therapeutic from the time it is discovered to when it is available for treating patients. Further, drug development is a capital-intensive and highly speculative undertaking that involves a substantial degree of risk. You should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by biotechnology companies in the early stages of clinical development, such as ours. Any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

We, or third parties upon whom we depend, may face risks related to local and global health epidemics, which may delay our ability to complete our ongoing clinical trials, initiate additional clinical trials, delay regulatory activities and have other adverse effects on our business and operations.

As a clinical-stage company with multiple programs and multiple clinical trials currently underway, any local or global health issues could impact the execution of our clinical trials. For example, beginning in March 2020, multiple countries throughout the world and their economies, including the United States, were subject to intermittent shutdowns and were adversely affected by the COVID-19 global pandemic. We had clinical trial sites located in countries that had been affected by COVID-19 and variants thereof. Clinical site initiation and patient enrollment was delayed due to prioritization of hospital resources in favor of COVID-19 patients and difficulties in recruiting clinical site investigators and clinical site staff. Some patients were not able to travel or gain access to clinical trial sites due to local restrictions. Similarly, our ability to recruit and retain patients and principal investigators and site staff was negatively impacted, which delayed the timelines of our clinical trial operations.

We rely upon third parties for many aspects of our business, including the raw materials used to make our product candidates and the conduct of our clinical trials and preclinical studies. While we have built up inventory to assist us through this uncertain operating environment, our suppliers may be disrupted now or in the future due to a local or global health epidemic, which could affect our ability to procure items that are essential for our research and development activities and could cause increases to our costs, inflation, and significant disruptions to our business.

While we have adapted our processes to lessen the impact of a potential local or global health epidemic may have on our business, any potential delays or long-term impacts on our business, our clinical trials, healthcare systems or the global economy could be highly uncertain. These effects could materially adversely affect our business, financial condition, results of operations, and prospects.

Risks Related to the Discovery, Manufacturing, Development and Commercialization of Our Product Candidates

The approach we are taking to discover and develop RNA medicines is novel and may never lead to marketable products.

We have concentrated our efforts and research and development activities on RNA medicines (also known as oligonucleotides) and enhancing PRISM, our proprietary discovery and drug development platform. PRISM enables us to target genetically defined diseases with stereopure oligonucleotides across multiple therapeutic modalities. Our future success depends on the successful development of our RNA medicines and the effectiveness of PRISM. The scientific discoveries that form the basis for our efforts to discover and develop new product candidates, including our discoveries about the relationships between oligonucleotide stereochemistry and pharmacology, are relatively new. Our PRISM platform combines multiple modalities, chemistry innovation and deep insights into human genetics to deliver scientific breakthroughs that treat both rare and prevalent disorders. The scientific evidence to support the feasibility of developing medicines based on our discoveries is limited, as we have not yet completed successful clinical development of an oligonucleotide therapeutic.

Because we are developing oligonucleotides, which are considered a relatively new class of drugs, there is increased risk that the outcome of our clinical trials will not be sufficient to obtain regulatory approval.

The FDA and comparable ex-U.S. regulatory agencies have relatively limited experience with RNA medicines (also known as oligonucleotides), which may increase the complexity, uncertainty and length of the regulatory review process for our product candidates. To date, the FDA has approved 17 oligonucleotides for commercial use. Even though the FDA issued in December 2021 two draft guidance documents relating to IND submissions for individualized antisense oligonucleotide drugs for severely debilitating or life-threatening genetic diseases, one with clinical focus, the other with chemistry manufacturing and controls focus, and in June 2022 a draft guidance on clinical pharmacology considerations for the development of oligonucleotide therapeutics, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to overall development considerations for oligonucleotide drugs. The general lack of policies, practices or guidelines specific to oligonucleotides may hinder or slow review by the FDA or other foreign homologues of any regulatory filings that we may submit. Moreover, the FDA or other foreign homologues may respond to these submissions by defining requirements we may not have anticipated. Addressing such requirements could lead to significant delays in the development of our product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. Furthermore, in recent years, there has been increased public and political pressure on the FDA with respect to the approval process for new drugs. As a result of the foregoing factors, we may never receive regulatory approval to market and commercialize any product candidate.

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

Our preclinical studies and clinical trials may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business may be materially harmed.

We have a robust and diverse pipeline of first- or best-in-class RNA medicines using our RNA editing, splicing, antisense silencing and RNA interference modalities. Our lead programs aim to address both rare and prevalent diseases, including AATD, obesity, DMD and HD.

However, we currently have no products on the market. We have invested a significant portion of our efforts and financial resources in the identification and preclinical and clinical development of our oligonucleotides, the development of our RNA medicines platform, PRISM, including our RNA editing capability, and our novel chemistry modifications, and the continued growth of our manufacturing capabilities. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, regulatory approvals, and eventual commercialization of our product candidates. Our success will depend on several factors, including the following:

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
•
open study sites, and enroll, treat, and monitor patients due to local restrictions implemented in response to local or global health issues;
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
•
timely and effectively contract with (under reasonable terms), manage and work with investigators, institutions, hospitals and contract research organizations (“CROs”) involved in the clinical trial;
•
negotiate contracts and other related documents with clinical trial parties and IRBs, CRO agreements and site agreements, which can be subject to extensive negotiations that could cause significant delays in the clinical trial process, with terms possibly varying significantly among different trial sites and CROs and possibly subjecting us to various risks; and
•
conduct clinical trials in a cost-effective manner, including management of foreign currency risk in clinical trials conducted in foreign jurisdictions and cost increases due to unforeseen or unexpected complications such as enrollment delays, or needing to outsource certain functions during the clinical trial.

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

In addition to the oligonucleotides that we manufacture internally, we may utilize CMOs to manufacture the oligonucleotides required for our preclinical studies and clinical trials. There are a limited number of manufacturers that supply oligonucleotides. There are risks inherent in pharmaceutical manufacturing that could affect our ability or the ability of our CMOs to meet our delivery time requirements or provide adequate amounts of material to meet our clinical trial demands on our projected timelines. Included in these risks are potential synthesis and purification failures and/or contamination during the manufacturing process, as well as other issues with our facility or the CMOs’ facilities and ability to comply with the applicable manufacturing requirements and quality standards, which could result in unusable product and cause delays in our manufacturing timelines and ultimately delay our clinical trials, as well as result in additional expense to us. To manufacture our oligonucleotides, we rely on third parties to supply the required raw materials. We will likely need to secure alternative suppliers for these raw materials, and such alternative suppliers are limited and may not be readily available, or we may be unable to enter into agreements with them on reasonable terms and in a timely manner. For example, we source certain materials used in the manufacture of our products from China and other countries outside of the United States, and supply chain disruptions could impact our business. Additionally, our cost of goods development is at an early stage. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates.

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

We are a clinical-stage biotechnology company focused on unlocking the broad potential of RNA medicines (also known as oligonucleotides), or those targeting ribonucleic acid (RNA), to transform human health. Our RNA medicines platform, PRISM, combines multiple modalities, chemistry innovation and deep insights into human genetics to deliver scientific breakthroughs that treat both rare and prevalent disorders. Our toolkit of RNA-targeting modalities includes RNA editing, splicing, antisense silencing and RNA interference, providing us with unique capabilities for designing and sustainably delivering candidates that optimally address disease biology. Our lead programs are in rare and prevalent diseases, including AATD, obesity, DMD, and HD. Although we continue to build on our experience in manufacturing oligonucleotides, we have limited experience as a company manufacturing product candidates for commercial supply. We may never be successful in manufacturing product candidates in sufficient quantities or with sufficient quality for commercial use. Our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, operator error, natural disasters, unavailability of qualified personnel, difficulties with logistics and shipping, problems regarding yields or stability of product, contamination or other quality control issues, power failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Before obtaining regulatory approval for the commercial distribution of any of our product candidates, we must conduct, at our own expense, extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete, is uncertain as to outcome, and the historical failure rate for drugs in preclinical and clinical development is high. For example, we depend on the availability of non-human primates to conduct certain preclinical studies. Over the past several years there has been a global shortage of non-human primates available for drug development that has matured into an acute global supply chain issue. The supply of these non-human primates has been constrained due to factors such as their limited worldwide availability, domestic regulatory restrictions and trade relations. If we are unable to obtain access to a sufficient supply of these non-human primates in a timely manner or at all, our timelines and our ability to complete preclinical testing and submit IND/CTA or equivalent foreign applications may be adversely affected.

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
•
delays in filing INDs/CTAs or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators or IRBs in order to commence a clinical trial at a prospective trial site, or their suspension or termination of a clinical trial once commenced;
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
•
an inability to open study sites, or enroll, treat, and monitor patients due to local restrictions implemented in response to local or global health epidemics, including emerging or future variants of COVID-19;
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

Results of preclinical studies and early clinical trials may not be predictive of results of subsequent clinical trials.

The results from preclinical studies or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent subjects or in subsequent clinical trials of that product candidate or any other product candidate. The design of a clinical trial can determine whether its results will support approval of a product candidate and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Product candidates that seemingly perform satisfactorily in preclinical studies may nonetheless fail to reach late development stages or obtain regulatory approval for marketing. For example, our preclinical studies for WVE-004 for C9orf72-associated amyotrophic lateral sclerosis and frontotemporal dementia (“C9-ALS/FTD”) yielded positive results. However, in May 2023, the topline results of the Phase 1b/2a study of WVE-004 for patients with C9-ALS/FTD showed no trends in clinical benefit and reductions in poly(GP) were not correlated with changes in functional outcome and resulted in our discontinuation of the WVE-004 program. There is a high failure rate for drugs proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could negatively affect our business and operating results.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including local or global health issues, the size of the patient population, the age and condition of the patients, the stage and severity of disease, the nature and requirements of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments, can result in increased costs, longer development times or termination of a clinical trial.

In addition, our success may depend, in part, on our ability to identify patients who qualify for our clinical trials, or are likely to benefit from any medicines that we may develop, which will require those potential patients to undergo a screening assay, which we also refer to as a companion diagnostic test, for the presence or absence of a particular genetic sequence. For example, in HD, we are conducting a clinical trial for WVE-003, which targets a SNP associated with the mutant allele of the HTT gene. Approximately 40% of the HD patient population carry this SNP. We have developed a novel screening assay that is intended to identify whether a patient has the particular SNP that our product candidate is targeting, and we have partnered with a third party for testing in future trials. If we, or any third parties that we engage to assist us are unable to successfully identify patients with the appropriate SNP that we are targeting, the percentage of patients with the SNP we are targeting is lower than expected, or we experience delays in testing, we may not realize the full commercial potential of any product candidates we develop.

Congress also recently amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Although none of our product candidates has reached Phase 3 of clinical development, we must submit a diversity action plan to the FDA by the time we submit a Phase 3 trial, or pivotal study, protocol to the agency for review, unless we are able to obtain a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect the planning and timing of any future Phase 3 trial for our product candidates or what specific information the FDA will expect in such plans. However, initiation of such trials may be delayed if the FDA objects to our proposed diversity action plans for any future Phase

3 trial for our product candidates, and we may experience difficulties recruiting a diverse population of patients in attempting to fulfill the requirements of any approved diversity action plan.

If we are unable to successfully develop or obtain regulatory approval for companion diagnostic tests for our product candidates, or experience significant delays in doing so, our clinical trials may be delayed and our business could be materially harmed.

The development programs for some of our product candidates contemplate the development of companion diagnostic tests, which are assays or tests to identify an appropriate patient population. The success of certain of our product candidates will depend on several factors, including the successful development of, and ability to obtain regulatory approval for, companion diagnostic tests that will be used to screen and identify the right patients for our product candidates. Our goal is to develop and commercialize disease-modifying medicines for genetically defined diseases with a high degree of unmet medical need, and to become a fully integrated RNA medicines company. The target patient populations for several of our product candidates are relatively small, and it will be difficult to successfully identify the appropriate patients for whom our product candidates are being designed without performant, fit-for-purpose, accessible, relatively inexpensive, and easy-to-use companion diagnostic tests.

Companion diagnostic tests are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices, often in vitro devices, and require separate regulatory authorization prior to commercialization. We are not a medical device company, and we have limited experience developing medical devices. A more detailed description of the FDA approval process for companion diagnostic tests is included under “Business – Government Regulation – In Vitro Diagnostic Tests for Biomarkers.” Given our limited experience in developing and commercializing companion diagnostic tests, we may seek to collaborate with third parties to assist us in the design, manufacture, regulatory authorization and commercialization of the companion diagnostic tests for some of our product candidates. In November 2019, we entered into a collaboration with Asuragen for the development and commercialization of companion diagnostics for our allele-selective product candidate in HD. We, Asuragen and other potential collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostic tests, including issues relating to sensitivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by us or our collaborators to develop or obtain regulatory authorization of the relevant companion diagnostic tests could delay or prevent approval of our product candidates. If we, Asuragen or any other third parties that we engage to assist us, are unable to successfully develop, validate, and commercialize companion diagnostic tests for our drug candidates, or experience delays in doing so, our clinical trials and our business could be materially harmed.

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

Even if we obtain regulatory approvals, our marketed drugs will be subject to ongoing regulatory oversight. If we or our collaborators or contractors fail to comply with continuing U.S. and foreign requirements, our approvals, if obtained, could be limited or withdrawn, we could be subject to other penalties, and our business would be seriously harmed.

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
•
HIPAA, which, among other things, criminalizes a wide array of conduct involving public and private healthcare benefits, creates new civil enforcement mechanisms and increases civil and criminal penalties for healthcare fraud;
•
HIPAA, as amended by the HITECH Act, and its implementing regulations, which strengthen and expand requirements relating to the privacy, security, and transmission of individually identifiable health information; and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
•
the U.S. federal Physician Payments Sunshine Act, which requires certain manufacturers of medical devices, biological products, medical supplies, and drugs for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS all transfers of value made to physicians, certain advanced non-physician healthcare practitioners, or teaching hospitals and requires applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Disclosure of such information is made by CMS on a publicly available website; and

•
state and foreign laws comparable to each of the above federal laws, such as, for example: state anti-kickback and false claims laws applicable to commercial insurers and other non-federal payors; state laws that require pharmaceutical manufacturers to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information, some which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

If our operations are found to be in violation of any such requirements, we may be subject to penalties, including civil or criminal penalties, criminal prosecution, monetary damages, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, exclusion from participation in federal healthcare programs including Medicare and Medicaid, the imposition of a corporate integrity agreement with the Office of Inspector General for DHHS, disgorgement, individual imprisonment, contractual damages, reputational harm, and diminished profits and future earnings, any of which could adversely affect our financial results and adversely affect our ability to operate our business. We intend to develop and implement a comprehensive corporate compliance program prior to the commercialization of our product candidates. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses, could divert our management’s attention from the operation of our business, and could harm our reputation, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

Furthermore, if the FDA or a comparable foreign regulatory authority approves any of our drug candidates, activities such as the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and record keeping for the products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP. The FDA or a comparable foreign regulatory authority may also impose requirements for costly post-marketing nonclinical studies or clinical trials (often called “Phase 4 trials”) and post-marketing surveillance to monitor the safety or efficacy of the product. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, production issues with the facility where the product is manufactured or processed, such as product contamination or significant non-compliance with applicable cGMP requirements, a regulator may impose restrictions on that product, the manufacturing facility or us. If we or our collaborators or third-party service providers, including our CMOs, fail to comply fully with applicable regulations, then we may be required to initiate a recall or withdrawal of our products.

If previously unknown problems with one of our products, if approved, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes are discovered, or if we or our collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our products successfully and could harm our reputation and lead to reduced acceptance of our products by the market. These enforcement actions include, among others:

•
adverse regulatory inspection findings;
•
warning and/or untitled letters;
•
voluntary or mandatory product recalls or public notification or medical product safety alerts to healthcare professionals;
•
restrictions on, or prohibitions against, marketing our products;
•
restrictions on, or prohibitions against, importation or exportation of our products;
•
restrictions on the labeling, use or distribution of our products;
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

Because our product candidates represent new approaches to the treatment of genetic-based diseases, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop. The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. We are monitoring these regulations as several of our programs move into later stages of development; however, many of our programs are currently in the earlier stages of development and we will not be able to assess the impact of price regulations for a number of years. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that could delay our commercial launch of the product and negatively impact any potential revenues we may be able to generate from the sale of the product in that country and potentially in other countries due to reference pricing or other measures to reduce drug prices.

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

Further, there have been, and may continue to be, legislative and regulatory proposals at the U.S. federal and state levels and in foreign jurisdictions directed at broadening the availability and containing or lowering the cost of healthcare. The continuing efforts of the government, insurance companies, managed care organizations and other third-party payors to contain or reduce costs of healthcare may adversely affect our ability to set prices for our products that would allow us to achieve or sustain profitability. In addition, governments may impose price controls on any of our products that obtain marketing approval, which may adversely affect our future profitability.

The Inflation Reduction Act of 2022 (“IRA”) was signed into law in August 2022 (see above “Government Regulation—Healthcare Reform”). In addition, Executive Order 14087, issued October 2022, called for CMS to prepare and submit a report to the White House on potential payment and delivery modes that would complement to IRA, lower drug costs, and promote access to innovative drugs. In February 2023, CMS published its report which described three potential models focusing on affordability, accessibility and feasibility of implementation for further testing by the CMS Innovation Center. As of February 2024, the CMS Innovation Center continues to test the proposed models and has started to roll out plans for access model testing of certain product types (e.g., cell and gene therapies) by states and manufacturers. Additional state and federal healthcare reform measures are expected to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for certain biopharmaceutical products or additional pricing pressures.

In some foreign countries, particularly the member states of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can be a long and expensive process after the receipt of marketing approval for a drug candidate. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we may be required to conduct additional clinical trials that compare the cost-effectiveness of our drug candidates to other available therapies in order to obtain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount in a particular country, or if pricing is set at unsatisfactory levels, we may be unable to successfully commercialize and achieve or sustain profitability for sales of any of our drug candidates that are approved for marketing in that country and our business could be adversely affected.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, Congress passed the ACA, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; and established a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

In addition to the IRA’s drug price negotiation provisions summarized above, Executive Order 14087, issued in October 2022, called for the CMS Innovation Center to prepare and submit a report to the White House on potential payment and delivery modes that would complement to IRA, lower drug costs, and promote access to innovative drugs. In February 2023, CMS published its report which described three potential models focusing on affordability, accessibility and feasibility of implementation for further testing by the CMS Innovation Center. As of February 2024, the CMS Innovation Center’s testing of the proposed models is still in progress.

We expect that future changes or additions to the ACA, the Medicare and Medicaid programs, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry in the United States.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices considering the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. In addition, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive healthcare provisions and amendments to existing laws, including a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s average sales price to CMS beginning on January 1, 2022, subject to enforcement via civil money penalties.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The effects of these efforts remain uncertain pending the outcomes of several federal lawsuits challenging state authority to regulate prescription drug payment limits. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate PBMs and other members of the healthcare and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. In mid-2022, the FTC also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. In addition, in the last few years, several states have formed prescription drug affordability boards (“PDABs”) with the authority to implement upper payment limits (“UPLs”) on drugs sold in their respective jurisdictions. There are several pending federal lawsuits challenging the authority of states to impose UPLs, however.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services.

Risks associated with our operations outside of the United States and developments in international trade by the U.S. and foreign governments could adversely affect our business.

We have operations and conduct business outside the United States, and we plan to continue to expand these operations. Therefore, we are subject to risks related to operating in foreign countries, which include unfamiliar foreign laws or regulatory requirements or unexpected changes to those laws or requirements; other laws and regulatory requirements to which our business activities abroad are subject, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act; changes in the political or economic condition of a specific country or region, including Russia’s invasion of Ukraine, the conflict in the Middle East, and the potential for a wider European or global conflict; fluctuations in the value of foreign currency versus the U.S. dollar; inflation and interest rate changes; our ability to deploy overseas funds in an efficient manner; tariffs, trade protection measures, import or export licensing requirements, trade embargoes, and sanctions (including those administered by the Office of Foreign Assets Control of the U.S. Department of the

Treasury), and other trade barriers; global instability from an outbreak of pandemic or contagious disease, difficulties in attracting and retaining qualified personnel; and cultural differences in the conduct of business. For example, given developments related to international trade over the past few years, unexpected changes in tariffs could adversely affect our cost of goods sold and/or the foreign sales of our product candidates. Changes impacting our ability to conduct business outside of the United States, or changes to the regulatory regime applicable to our operations in countries outside of the United States (such as with respect to the approval of our product candidates), may materially and adversely impact our business, prospects, operating results, and financial condition.

We or third parties upon whom we depend may be adversely affected by natural disasters and/or health epidemics, and our business, financial condition and results of operations could be adversely affected.

Natural disasters could severely disrupt our operations and have a material adverse effect on our business operations. If a natural disaster, health epidemic, or other event beyond our control occurred that prevented us from using all or a significant portion of our office, manufacturing and/or lab spaces, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult for us to continue our business for a substantial period of time. Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. For example, during the COVID-19 global pandemic, clinical site initiation and patient enrollment in our clinical trials were delayed due to prioritization of hospital resources in favor of COVID-19 patients and difficulties in recruiting clinical site investigators and clinical site staff. Emerging or future variants of COVID-19, and other local or global health issues, and could impact our business, our preclinical studies and clinical trials, healthcare systems or the global economy. In addition, certain of our research and development efforts are conducted globally. A health epidemic or other outbreak could materially and adversely affect our business, financial condition and results of operations.

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

We depend on third-party collaborators for the co-development and co-commercialization of certain of our product candidates and we face significant competition to the extent we elect to collaborate with others. Our potential future collaborators include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, there have been a significant number of business combinations among these companies that have resulted in a reduced number of potential future collaborators. In January 2023, we commenced a collaboration with GSK to research, develop, and commercialize oligonucleotide therapeutics, including WVE-006, our first-in-class A-to-I(G) RNA editing candidate for AATD. In April 2018, we commenced a collaboration with Takeda to discover, develop and commercialize oligonucleotides for disorders of the CNS. The collaboration provides Takeda with the option to globally co-develop and commercialize a program targeting HD, which we will have the right to co-commercialize in the United States. Collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. We may also be restricted under existing license or collaboration agreements from entering into agreements on certain terms with other potential collaborators. If we are unable to enter into collaborations with respect to a product candidate, we may have to curtail the development of such product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

Depending on the collaborations that we enter into, we may expect our collaborators to provide assistance with development, regulatory affairs, marketing, sales and distribution, among other areas. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, under our collaboration with Takeda, if Takeda exercises its option with respect to our program in HD, we will rely on Takeda for commercialization of such optioned programs outside of the United States. Under our collaboration with GSK, GSK is responsible for later clinical development and commercialization of our program in AATD.

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

We do not independently conduct all aspects of our drug discovery activities, compound formulation research, preclinical studies, or clinical trials of product candidates. We currently rely, and expect to continue to rely, on third parties to conduct some aspects of our research and development, preclinical and clinical studies. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, for product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our preclinical studies that supports our INDs/CTAs is conducted in accordance with GLP requirements and, likewise, that our clinical trials are conducted in accordance with GCP requirements, the study plan and protocol for each trial. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we will not be able to complete, or may be delayed in completing, the necessary preclinical studies to enable us or our strategic alliance partners to select viable product candidates for IND/CTA submissions and will not be able to, or may be delayed in our efforts to, successfully develop and commercialize such product candidates.

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

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our preclinical and clinical development programs could be delayed and otherwise adversely affected. In all events, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the study or trial. The FDA and other health authorities require clinical trials to be conducted in accordance with GCP, including conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. If we or our CROs fail to comply with these requirements, the data generated in our clinical trials may be deemed unreliable or uninterpretable, and the FDA and other health authorities may require us to perform additional clinical trials. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Any such event could adversely affect our business, financial condition, results of operations and prospects.

We rely on third parties in the supply and manufacture of our product candidates for our research, preclinical and clinical activities, and may do the same for commercial supplies of our product candidates.

While we have built our own internal manufacturing capabilities, we have not yet manufactured our product candidates on a commercial scale and may not be able to do so for any of our product candidates. In addition, we currently rely on third parties in the supply and manufacture of materials for our research, preclinical and clinical activities and may continue to do so for the foreseeable future. We may do the same for the commercial supply of our drug product. We use third parties to perform additional steps in the manufacturing process, such as the filling, finishing and labeling of vials and storage of our product candidates and we expect to do so for the foreseeable future. There can be no assurance that our supply of research, preclinical and clinical development drug candidates and other materials will not be limited, interrupted or restricted or will be of satisfactory quality or continue to be available at acceptable prices. Replacement of any of the third parties we may engage could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, raw materials, reagents, and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available, may not be suitable or acceptable for use due to material or component defects, or may introduce variability into the supply of our product candidates. Furthermore, with the increase of companies developing oligonucleotides, there may be increased competition for the supply of the raw materials that are necessary to make our oligonucleotides, which could severely impact the manufacturing of our product candidates.

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

We are highly dependent upon our senior management and our scientific, clinical and medical staff and advisors. The loss of the service of any of the members of our senior management or other key employees could delay our research and development programs and materially harm our business, financial condition, results of operations and prospects. In addition, we expect that we will continue to have an increased need to recruit and hire qualified personnel as we advance our programs and expand operations. Failure to successfully recruit and retain personnel could impact our anticipated development plans and timelines. For example, in 2019, as a result of the stock price decline and our workforce reduction following the announcement of our decision to discontinue one of our programs, we have faced challenges in retaining and attracting employees to support our research and development efforts, and our failure to do so could have an adverse effect on our ability to execute on our business plan. We are dependent on the continued service of our technical personnel because of the highly technical and novel nature of our product candidates, platform and technologies and the specialized nature of the regulatory approval process. Replacing such personnel may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully execute our business strategy, and we cannot assure you that we will be able to identify or employ qualified personnel for any such position on acceptable terms, if at all. Many of the biotechnology and pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in preclinical and clinical testing, manufacturing, governmental regulation and commercialization. In order to do so, we may need to pay higher compensation or fees to our employees or consultants than we currently expect, and such higher compensation payments may have a negative effect on our operating results. We face increased competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unable to attract and retain qualified personnel, the rate and success at which we may be able to discover and develop our product candidates and implement our business plan will be limited.

As we continue our preclinical studies and clinical trials and advance to further clinical development, we may experience difficulties in managing our growth and expanding our operations.

Although we have assembled a team of employees with experience developing medicines and obtaining regulatory approval to market those medicines, we have limited experience as a company in drug development. We are a clinical-stage biotechnology company focused on unlocking the broad potential of RNA medicines (also known as oligonucleotides), or those targeting ribonucleic acid (RNA), to transform human health. Our RNA medicines platform, PRISM, combines multiple modalities, chemistry innovation and deep insights into human genetics to deliver scientific breakthroughs that treat both rare and prevalent disorders. Our toolkit of RNA-targeting modalities includes RNA editing, splicing, antisense silencing and RNA interference, providing us with unique capabilities for designing and sustainably delivering candidates that optimally address disease biology. Our lead programs are in rare and prevalent diseases, including AATD, obesity, DMD, and HD. As we advance product candidates through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In addition, we must manage our relationships with collaborators or partners, suppliers and other organizations, including our collaborations with GSK and Takeda. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. In addition, our future growth may require significant capital expenditures and may divert financial resources from other projects, such as the development of our product candidates. If we are unable to effectively manage our future growth, our expenses may increase and our ability to generate revenue could be reduced.

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

Security breaches, cybersecurity threats, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.

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

The secure processing, storage, maintenance and transmission of this critical information by us, or our CROs and other third-party partners, is vital to our operations and business strategy. We also have systems in place at our facilities to mitigate disruptions to our communications systems, including the prevention of a loss to our electrical systems. Although we are proactive in our approach and take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, or that of our CROs or other third party partners, may be vulnerable to attacks by hackers, viruses, breaches, interruptions due to employee error, malfeasance or other disruptions, lapses in compliance with privacy and security mandates, or damage from natural disasters, terrorism, war and telecommunication and electrical failures. For example, as previously disclosed in May 2023 and August 2023, we became aware that our mHTT assay vendor experienced a cybersecurity incident in April 2023. None of our data or patient samples were impacted by the incident and we remain in close contact with the vendor as they address this issue. The financial impact of this incident was not material, and there were no changes to the previously released financial results or financial statements. In addition, cyberattacks, malicious internet-based activity and fraud are prevalent and continue to increase in frequency. Any such event, including a cyberattack, could compromise our networks, or that of our CROs or other third parties, and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Furthermore, any such event could subject us to liability, negatively impact our business operations, or result in information theft, data corruption, operational disruption, damage to our reputation, or financial loss.

As part of our robust data protection practices, we regularly conduct business continuity and disaster recovery testing of our key information systems and data. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information (including but not limited to GDPR, HIPAA and HITECH), government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also adversely affect our business, damage our reputation, and disrupt our operations, including our ability to conduct research and development activities, process and prepare company financial information, and manage various general and administrative aspects of our business. For example, the loss of intellectual property or clinical trial data from completed or ongoing or planned clinical trials, in addition to privacy concerns, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, while we take measures to help ensure early detection, there can be no assurance that we, or our CROs and other third party partners, will promptly detect any such disruption or security breach, if at all. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

Numerous federal, state and international laws address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of personally identifiable information and other user data. In the United States, several states have already implemented state laws addressing privacy or are set to enact data protection legislation.

As the patchwork of U.S. privacy laws expands, state enforcement of data privacy and cybersecurity breaches has increased, along with the cost. In addition to state enforcement of privacy laws, the Federal Trade Commission has increased enforcement of cybersecurity and data privacy, and related fines in 2023.

Outside the United States, personally identifiable information and other user data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of information that is collected, processed and transmitted in or from the governing jurisdiction. Foreign data protection, privacy, information security, user protection and other laws and regulations are often more restrictive than those in the United States. For example, the General Data Protection Regulation (“GDPR”) adopted by the European legislative bodies applies to any company, regardless of location, that collects or processes personal data of EU residents in connection with offering goods or services in the European Union or monitoring the behavior of EU residents. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, data minimization obligations, record-keeping requirements, mandatory data breach notification requirements, and correlated obligations on services providers. The GDPR also strictly regulates cross-border transfer of personal data, including requirements for data transfer impact assessments. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of annual worldwide revenue, whichever is higher. Additionally, post-Brexit the United Kingdom has also adopted its own version of the GDPR.

While we have taken steps to comply with all applicable privacy laws and regulations, including the GDPR, by taking measures including but not limited to enhancing our security procedures, updating our website, revising our clinical trial informed consents, adopting the standard contractual clauses for cross-border transfers of personal data, increasing our cyber insurance, and entering into data processing agreements with relevant CROs and third party partners, we cannot completely assure you that our efforts to remain in compliance will be fully successful. The GDPR and other changes in laws or regulations associated with the enhanced protection of personal data may increase our costs of compliance and result in greater legal risks.

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

For the years ended December 31, 2023 and 2022, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, the results of our operations or our cash flows. A hypothetical 10% change in foreign currency rates would not have a material impact on our historical financial position or results of operations. However, there can be no assurance that changes in foreign currency exchange rates will not have a material adverse impact on us in the future.

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

In addition, periodic changes to the patent laws and rules of patent offices around the world, including the USPTO can have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the America Invents Act, enacted in 2011, involved significant changes in patent legislation. Furthermore, the U.S. Supreme Court has ruled on several patent cases in recent years, some of which cases either narrow the scope of patent protection available in certain circumstances or weaken the rights of patent owners in certain situations. The 2013 decision by the U.S. Supreme Court in Association for Molecular Pathology v. Myriad Genetics, Inc. precludes a claim to a nucleic acid having a stated nucleotide sequence which is identical to a sequence found in nature and unmodified. We currently are not aware of an immediate impact of this decision on our patents or patent applications because we are developing oligonucleotides which contain modifications that we believe are not found in nature. However, we cannot make assurances that the interpretations of this decision or subsequent rulings will not adversely impact our patents or patent applications. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, and by analogous bodies around the world, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in 2012, European countries and the European Parliament agreed to a legislative package that would create a unitary patent protection system in the EU; aspects of this system were implemented beginning in 2023 for at least some European countries. The impact of the proposed unitary patent protection system on patents in Europe is currently unclear.

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

We are subject to the Singapore Takeover Code. The Singapore Takeover Code contains provisions that may delay, deter or prevent a future takeover or change in control of our company and limit the market price of our ordinary shares for so long as we remain a public company with more than 50 shareholders and net tangible assets of S$5 million (Singapore dollars) or more. For example, under the Singapore Takeover Code, any person acquiring, whether by a series of transactions over a period of time or not, either on its own or together with parties acting in concert with it, 30% or more of our voting shares, or if such person holds, either on its own or together with parties acting in concert with it, between 30% and 50% (both inclusive) of our voting shares, and if such person (or parties acting in concert with it) acquires additional voting shares representing more than 1% of our voting shares in any six-month period, must, except with the consent of Securities Industry Council in Singapore, extend a takeover offer for our remaining voting shares in accordance with the Singapore Takeover Code. Therefore, any investor seeking to acquire a significant stake in our company may be deterred from doing so if, as a result, such investor would be required to conduct a takeover offer for all of our voting shares.

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

The rules governing passive foreign investment companies (“PFICs”) can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC, which must be made annually after the close of each taxable year, depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. The fair market value of our assets is expected to relate, in part, to (a) the market price of our ordinary shares and (b) the composition of our income and assets, which will be affected by how, and how quickly, we spend any cash that is raised in any financing transaction. Moreover, our ability to earn specific types of income that we currently treat as non-passive for purposes of the PFIC rules is uncertain with respect to future years. Based on our gross income, the average value of our assets, including goodwill and the nature of our active business, we do not expect to be treated as a PFIC for U.S. federal income tax purposes for the taxable year ended December 31, 2023. Because the value of our assets for purposes of determining PFIC status will depend in part on the market price of our ordinary shares, which may fluctuate significantly, there can be no assurance that we will not be considered a PFIC for our current taxable year ending December 31, 2024 or for any future taxable year.

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

We are incorporated under the laws of Singapore. Under Singapore tax law, from January 1, 2024, subject to certain exceptions, gains from the sale or disposal by an entity without adequate economic substance and belonging to a relevant group of entities, of any movable or immovable property situated outside Singapore and that are received in Singapore from outside Singapore, are treated as income chargeable to tax.

We are also subject to income, withholding or other taxes in certain jurisdictions by reason of our activities and operations, and it is also possible that tax authorities in any such jurisdictions could assert that we are subject to greater taxation than we currently anticipate.

Any such Singaporean and non-Singaporean tax liability could materially adversely affect our results of operations.

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

As a company that carries out extensive research and development activities, we benefit from the U.K. research and development tax credit regime for small and medium-sized companies, whereby our subsidiary in the United Kingdom is able to surrender the trading losses that arise from its research and development activities for a payable tax credit of up to 33.4% of eligible research and development expenditure on staff and consumables incurred on or before March 31, 2023 and generally up to 18.6% of such expenditure incurred on or after April 1, 2023. Expenditure of staff supplied by unconnected third parties incurred on or before March 31, 2023 are eligible for a cash rebate of up to 21.7% and generally up to 12.1% for such expenditure incurred on or after April 1, 2023.

Due to a change in the U.K. legislation affecting the U.K. research and development tax credit regime for small- and medium-sized companies, our ability to receive a payable tax credit for the surrender of our trading losses from research and development activities incurred from January 1, 2022 will be limited to the amount equal to three times our “pay as you earn” and U.K. national insurance tax liabilities, absent our qualification under an exception from such limitation.

Further, we may not be able to continue to claim a U.K. tax credit for research and development tax credits under the small and medium-sized companies regime in the future if our revenue or turnover exceeds €100 million for a second consecutive year. In such an event, we will no longer qualify as a small or medium-sized enterprise.

Recently proposed U.K. legislation would merge the small and medium-sized companies regime and the research and development expenditure credit (RDEC) regime generally for large companies. This legislation would generally apply a 20% rate to qualifying R&D expenditures. The draft legislation also includes changes to other rules and types of qualifying expenditure, such as the treatment of subcontracted and overseas costs. We are currently evaluating the impact of the draft legislation on our future tax credit claims.

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

Based on information publicly available to us as of December 31, 2023, our executive officers, our directors and their respective affiliates, and our other significant shareholders beneficially own a significant portion of our outstanding ordinary shares. As a result, these shareholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these shareholders may not be the same as or may even conflict with the interests of our other shareholders. For example, these shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders, which could deprive shareholders of an opportunity to receive a premium for their ordinary shares as part of a sale of our company or our assets and might affect the prevailing market price of our ordinary shares. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We recognize the importance of maintaining the trust and confidence of the patients we serve, our business partners, employees and our shareholders and are committed to protecting the confidentiality, integrity and reliance of our business operations and systems. Effective data protection practices, including responsible stewardship of our intellectual property and the secure processing, storage, maintenance and transmission of critical information by us and other third parties with whom we do business is vital to our operations.

Our cybersecurity practices, policies, and standards are based on recognized frameworks established by the National Institute of Standards and Technology (“NIST”) (NIST SP 800-53), the Center for Internet Security (“CIS”), along with adopting best practices from Control Objectives for Information and Related Technologies (“COBIT”) and other applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents if they occur.

Cybersecurity Risk Management and Strategy

We may face risks related to cybersecurity, such as unauthorized access, cybersecurity attacks and other security incidents, which could adversely affect our business and operations. To identify and assess material risks from cybersecurity threats, we maintain a robust cybersecurity program to ensure our systems are effective and prepared for information security risks and have integrated these processes into our overall risk management systems and processes. We also identify our cybersecurity threat risks by comparing our processes to standards set by NIST, CIS, and COBIT, as well as by engaging experts to attempt to infiltrate our information systems. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. We employ a range of tools, services and capabilities, including regular network and endpoint monitoring, audits, vulnerability assessments, penetration testing, threat modeling, disaster recovery and business continuity planning activities, red team testing, mandatory training for our employees, and tabletop exercises to inform our risk identification and assessment.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including our vendors, CROs, suppliers and/or manufacturers who may have access to patient and employee data or our systems. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence. Additionally, we generally require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits, which we conduct continuously through third-party risk management tools.

Our incident response plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate damage to our business and reputation.

As part of the above processes, we regularly engage with consultants and other third parties, including a bi-annual review of our cybersecurity program by an independent Qualified Security Assessor.

In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Security breaches, cybersecurity threats, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation,” in Item 1A. Risk Factors, which disclosures are incorporated by reference herein.

Cybersecurity Governance

Our Board of Directors (our “Board”) is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. Our Board delegates to the Audit Committee oversight of certain aspects of our risk management process, including risks related to information technology, data privacy and cybersecurity.

At least quarterly, our Audit Committee receives an update from management of our cybersecurity threat risk management and strategy processes, including recent cybersecurity incidents and related responses, cybersecurity testing, activities of third parties, and other similar matters. Our cybersecurity risk management and strategy processes are led by our Data Security Officer, Data Privacy Officer, Chief Financial Officer and General Counsel. Such individuals have collectively over 50 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs, as well as several relevant degrees and certifications.

Our Audit Committee is encouraged to regularly engage in conversations with management on cybersecurity-related news and events and discuss any updates to our cybersecurity risk management and strategy programs. Management is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. We have processes in place to ensure that our Audit Committee shall receive prompt and timely information regarding any cybersecurity incident that meets establishing reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

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

Shareholders

As of February 28, 2024, we had 122,284,139 ordinary shares outstanding and approximately 10 shareholders of record of our ordinary shares.

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

Overview

We are a clinical-stage biotechnology company focused on unlocking the broad potential of RNA medicines (also known as oligonucleotides), or those targeting ribonucleic acid (“RNA”), to transform human health. Our RNA medicines platform, PRISMTM, combines multiple modalities, chemistry innovation and deep insights into human genetics to deliver scientific breakthroughs that treat both rare and prevalent disorders. Our toolkit of RNA-targeting modalities includes RNA editing, splicing, antisense silencing and RNA interference (“RNAi"), providing us with unique capabilities for designing and sustainably delivering candidates that optimally address disease biology. Our lead programs are in rare and prevalent diseases, including alpha-1 antitrypsin deficiency (“AATD”), obesity, Duchenne muscular dystrophy (“DMD”), and Huntington’s disease (“HD”).

We were founded on the recognition that there was a significant, untapped opportunity to use chemistry innovation to tune the pharmacological properties of oligonucleotides. Today, we have more than a decade of experience challenging convention related to oligonucleotide design and pioneering novel chemistry modifications to optimize the pharmacological properties of our molecules. We have seen preclinically and in clinical trials that these chemistry modifications enhance potency, distribution, and durability of effect of our molecules. Our novel chemistry also allows us to avoid using complex delivery vehicles, such as lipid nanoparticles and viruses, and instead use clinically proven conjugates (e.g. N-acetylgalactosamine or (“GalNAc”)) or free uptake for delivery to a variety of cell and tissue types. We maintain strong and broad intellectual property, including for our novel chemistry modifications.

Our best-in-class chemistry capabilities have also unlocked new areas of biology, such as harnessing adenosine deaminases acting on RNA (“ADAR”) enzymes for messenger RNA (“mRNA”) correction and upregulation, selectively silencing a mutant allele, and more. By opening up new areas of biology, we have also opened up new opportunities to slow, stop or reverse disease and have expanded the possibilities offered through our platform.

The inspiration for our multimodal platform is based on the recognition that the biological machinery (i.e. enzymes) needed to address human disease already exists within our cells and can be harnessed for therapeutic purposes with the right tools. We believe that we have built the most versatile toolkit of RNA-targeting modalities in the industry, with multiple means of repairing, restoring, or reducing proteins and designing best-fit solutions based on the unique biology of a given disease target. We are actively advancing programs in all of our modalities.

We intentionally focus on targeting the transcriptome using oligonucleotides rather than other nucleic acid modalities such as gene therapy and DNA editing. This focus enables us to:

•
Leverage diversity of expression across cell types by modulating the many regulatory pathways that impact gene expression, including transcription, endogenous RNA interference pathways, splicing, and translation;
•
Address diseases that have historically been difficult to treat with small molecules or biologics;
•
Access a variety of tissue types or cell types throughout the body and modulate the frequency of dosing for broad distribution in tissues over time;
•
Avoid the risk of permanent off-target genetic changes and other challenges associated with DNA editing or gene therapy approaches; and
•
Leverage well-established industry manufacturing processes and regulatory, access, and reimbursement pathways.

We have a robust and diverse pipeline of potential first-or best-in-class programs, including:

•
GalNAc-conjugated oligonucleotides for hepatic and metabolic diseases including:
o
AATD: WVE-006 is a GalNAc-conjugated SERPINA1 RNA editing oligonucleotide.
o
Obesity: Lead clinical candidate is a GalNAc-conjugated RNAi oligonucleotide targeting inhibin βE (“INHBE”).
•
Unconjugated oligonucleotides for muscle, CNS and other disease areas including:
o
DMD: WVE-N531 is an exon 53 splicing oligonucleotide.
o
HD: WVE-003 is a selective mutant huntingtin (“mHTT”)-lowering SNP3 antisense silencing oligonucleotide.

We are also building a pipeline of novel A-to-I RNA editing oligonucleotides (“AIMers”). Our RNA editing capability affords us the dexterity to address both rare diseases, as well as those diseases impacting large patient populations. AIMers are designed to target single bases on an RNA transcript and recruit proteins that exist in the body, called ADAR enzymes, which naturally possess the ability to change an adenine (A) to an inosine (I), which cells read as guanine (G). This approach enables both the correction of G-to-A point mutations and the modulation of RNA to either upregulate protein expression, modify protein-protein interactions, or alter RNA folding and processing. AIMers enable simplified delivery and avoid the risk of permanent changes to the genome and irreversible off-target effects with DNA-targeting approaches. AIMers are short in length, fully chemically modified, and use our novel chemistry, which make them distinct from other ADAR-mediated editing approaches.

In December 2022, we announced a strategic collaboration with GlaxoSmithKline Intellectual Property (No. 3) (“GSK”) to advance transformative oligonucleotide therapeutics, including WVE-006. The collaboration combines GSK’s novel genetic insights, as well as its global development and commercial capabilities, with our PRISM platform and oligonucleotide expertise. The collaboration will enable us to continue building a pipeline of first-in-class oligonucleotide-based therapeutics and unlock new areas of disease biology, as well as realize the full value of WVE-006 as a potential best-in-class treatment for AATD that has the potential to simultaneously address both liver and lung manifestations of the disease.

Our GSK collaboration has three components:

(1) A discovery collaboration which enables us to advance up to three programs leveraging targets informed by GSK’s novel insights, the first of which is our INHBE program for obesity and other metabolic disorders;

(2) A discovery collaboration which enables GSK to advance up to eight programs leveraging PRISM and our oligonucleotide expertise and discovery capabilities; and

(3) An exclusive global license for GSK to WVE-006, our AATD program, that uses our proprietary AIMer technology. We will maintain development responsibilities for WVE-006 through completion of RestorAATion-2, at which point development and commercial responsibilities will transition to GSK.

Recent Developments

As previously disclosed, on December 11, 2023, we closed an underwritten public offering (the “December 2023 Offering”) of 20,000,000 of our ordinary shares at a price to the public of $5.00 per ordinary share for gross proceeds of $100.0 million. In January

2024, the representatives of the underwriters in the December 2023 Offering exercised their option to purchase an additional 3,000,000 ordinary shares, for additional gross proceeds of $15.0 million.

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss was $57.5 million in 2023 and $161.8 million in 2022. As of December 31, 2023 and 2022, we had an accumulated deficit of $1,024.9 million and $967.3 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future.

Revenue

We recognize collaboration revenue under the GSK Collaboration Agreement, which became effective in January 2023, and the Takeda Collaboration Agreement, which became effective in April 2018, (both of which are defined in Note 5 in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K). We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future.

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
•
expenses incurred under agreements with third parties, including CROs that conduct research, preclinical and clinical activities on our behalf, as well as CMOs that manufacture drug product for use in our preclinical studies and clinical trials;
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

Our primary research and development focus has been the development of our RNA medicines platform, PRISM. We are using PRISM, which includes our novel chemistry modifications, to design, develop and commercialize a broad pipeline of first- or best- in class RNA medicines using our editing, RNAi, splicing, and antisense modalities.

Our research and development expenses consist primarily of expenses related to our CROs, CMOs, consultants, other external vendors and fees paid to global regulatory agencies to conduct our clinical trials, in addition to compensation-related expenses, internal manufacturing expenses, facility-related expenses and other general operating expenses. These expenses are incurred in connection with research and development efforts and our preclinical studies and clinical trials. We track certain external expenses on a program-by-program basis. However, we do not allocate compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses or other operating expenses to specific programs. These expenses, which are not allocated on a program-by-program basis, are included in the “Other research and development expenses(1), including INHBE, RNA editing, PRISM, others” category along with other external expenses related to our discovery and development programs, as well as platform development and identification of potential drug discovery candidates.

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

As of December 31, 2023 and 2022, we have recorded a full valuation allowance against our net operating loss carryforwards and federal and state tax credits in all jurisdictions due to uncertainty regarding future taxable income.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

The following table summarizes our results of operations for 2023 and 2022:

	For the Year Ended December 31,
	2023	2022	Change
	(in thousands)
Revenue	$113,305	$3,649	$109,656
Operating expenses:
Research and development	130,009	115,856	14,153
General and administrative	51,292	50,513	779
Total operating expenses	181,301	166,369	14,932
Loss from operations	(67,996)	(162,720)	94,724
Total other income, net	9,806	1,578	8,228
Loss before income taxes	(58,190)	(161,142)	102,952
Income tax benefit (provision)	677	(681)	1,358
Net loss	$(57,513)	$(161,823)	$104,310

Revenue

Revenue for the year ended December 31, 2023 was $113.3 million and was earned under the GSK Collaboration Agreement and the Takeda Collaboration Agreement. Revenue for year ended December 31, 2022 was $3.6 million and was earned primarily under the Takeda Collaboration Agreement, as the GSK Collaboration Agreement became effective in January 2023.

The $109.7 million increase in revenue year over year was driven by the revenue recognized under the new GSK Collaboration Agreement, after it became effective in January 2023, as well as the increase in revenue recognized under the Takeda Collaboration Agreement. The $113.3 million in revenue recognized during the year ended December 31, 2023 was comprised of $66.3 million in revenue recognized under the GSK Collaboration Agreement and $47.0 million of revenue recognized under the Takeda Collaboration Agreement. The $3.6 million in revenue recognized during the year ended December 31, 2022 was primarily related to the research and development services under the Takeda Collaboration Agreement related to the HD, C9, and SCA3 programs. During the year ended December 31, 2023, the Company recognized revenue of $47.0 million under the Takeda Collaboration. The increase in revenue earned year over year related to the Takeda Collaboration is primarily due to the termination of the C9 and SCA3 programs in 2023 which led to the recognition of the remainder of the deferred revenue related to the research and development services, as well as the options related to the C9 and SCA3 programs.

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
	2023	2022	Change
	(in thousands)
AATD program	$8,453	$3,763	$4,690
DMD programs	7,808	2,610	5,198
HD programs	13,086	7,952	5,134
Other research and development expenses(1), including INHBE, RNA editing, PRISM, others	91,617	89,992	1,625
ALS and FTD programs (discontinued)	9,045	11,539	(2,494)
Total research and development expenses	$130,009	$115,856	$14,153

(1)
Includes expenses related to other research and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $130.0 million for the year ended December 31, 2023, compared to $115.9 million for the year ended December 31, 2022. The increase of $14.1 million was due to the following:

•
an increase of $4.7 million in external expenses related to our AATD program, WVE-006 (RNA editing);
•
an increase of $5.2 million in external expenses related to our DMD programs, including WVE-N531 (splicing);
•
an increase of $5.1 million in external expenses related to our HD programs, including WVE-003 (silencing);
•
an increase of $1.6 million in other research and development expenses(1), including INHBE, RNA editing, PRISM, and other internal and external research and development expenses that are not allocated on a program-by-program basis. or are related to other discovery and development programs, and the identification of potential drug discovery candidates, mainly due to increases in compensation-related expenses and facilities-related expenses, partially offset by decreases in other external research and development expenses; and
•
a decrease of $2.5 million in external expenses related to our discontinued ALS and FTD program, WVE-004.

General and Administrative Expenses

General and administrative expenses were $51.3 million for the year ended December 31, 2023 compared to $50.5 million for the year ended December 31, 2022. The increase of $0.8 million was primarily driven by increases in other general and administrative operating expenses, partially offset by a decrease in compensation-related expenses.

Other Income, Net

Other income, net for the years ended December 31, 2023 and 2022 was $9.8 million and $1.6 million, respectively. The increase of $8.2 million in other income, net was primarily driven by an increase in dividend income as well as an increase in estimated refundable tax credits during the year ended December 31, 2023.

Income Tax Benefit (Provision)

During the years ended December 31, 2023 and 2022, we recorded an income tax benefit of $0.7 million and an income tax provision of $0.7 million, respectively. The income tax benefit for the year ended December 31, 2023 was due to a change in estimate in connection with recent U.S. tax guidance relating to the capitalization of research and development expenditures. The income tax provision for the year ended December 31, 2022 was primarily due to the requirement under the Tax Cuts and Jobs Act of 2017 for taxpayers to capitalize and amortize research and development expenditures over five or fifteen years pursuant to Section 174 of the Internal Revenue Code of 1986, as amended.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net losses. To date, we have primarily funded our operations through public and other registered offerings of our ordinary shares and other securities, collaborations with third parties and private placements of debt and equity securities. Through December 31, 2023, we have received an aggregate of approximately $1,295.1 million in net proceeds from these transactions, consisting of $727.6 million in net proceeds from public and other registered offerings of our ordinary shares and other securities, $478.2 million from our collaborations and $89.3 million in net proceeds from private placements of our debt and equity securities.

As of December 31, 2023, we had cash and cash equivalents of $200.4 million, restricted cash of $3.7 million and an accumulated deficit of $1,024.9 million.

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

In January 2024, the representatives of the underwriters in connection with the previously disclosed underwritten public offering (the “December 2023 Offering”) exercised their option to purchase an additional 3,000,000 ordinary shares at a price of $5.00 per ordinary share as a part of the December 2023 Offering, for additional net proceeds of approximately $14.0 million.

Our operating lease commitments as of December 31, 2023 total $38.4 million, of which $9.3 million is related to payments in 2024 and approximately $29.1 million is related to payments beyond 2024.

Until we can generate significant revenue from product sales, if ever, we expect to continue to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. In May 2019, we filed a shelf registration statement on Form S-3ASR with the SEC pursuant to which we registered for sale an indeterminate amount of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. Our shelf registration statement on Form S-3ASR also included a prospectus covering up to an aggregate of $250.0 million in ordinary shares that we could issue and sell from time to time, through Jefferies LLC (“Jefferies”) acting as our sales agent, pursuant to the open market sales agreement that we entered into with Jefferies in May 2019, as amended in March 2020 and March 2022 (the “Sales Agreement”), for our “at-the-market” equity program. Since we no longer qualified as a “well-known seasoned issuer” at the time of the filing of our Annual Report on Form 10-K for the year ended December 31, 2019, we previously amended the shelf registration statement to register for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including the $250.0 million in ordinary shares that we may issue and sell from time to time pursuant to our “at-the-market” equity program. This registration statement, which we refer to as the “2019 Form S-3,” remained effective until our 2022 Form S-3 (as defined below) was declared effective on May 4, 2022, after which time we may no longer offer or sell any securities under the 2019 Form S-3.

On March 3, 2022, we filed a new universal shelf registration on Form S-3 with the SEC, which was declared effective by the SEC on May 4, 2022, pursuant to which we registered for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the “2022 Form S-3.” The 2022 Form S-3 includes a prospectus covering up to approximately $132.0 million in ordinary shares that had not yet been issued or sold under our Sales Agreement with Jefferies at the time the 2022 Form S-3 was declared effective. During the year ended December 31, 2023, we sold 751,688 ordinary shares under our at-the-market equity program for aggregate gross proceeds of $3.3 million. As of March 1, 2024 we have $311.7 million in securities available for issuance under the 2022 Form S-3, including approximately $128.7 million in ordinary shares available for issuance under our at-the-market equity program.

Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	For the Year Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(19,431)	$(127,781)
Net cash used in investing activities	(1,115)	(1,255)
Net cash provided by financing activities	132,534	67,188
Effect of foreign exchange rates on cash	(95)	(210)
Net increase (decrease) in cash, cash equivalents and restricted cash	$111,893	$(62,058)

Operating Activities

During 2023, operating activities used $19.4 million of cash, primarily due to our net loss of $57.5 million, partially offset by non-cash charges of $19.0 million and changes in our operating assets and liabilities of $19.1 million. The non-cash charges for 2023 related to share-based compensation expense of $9.8 million, amortization of right-of-use assets of $4.2 million, and depreciation expense of $5.0 million. The largest change in operating assets and liabilities was a $54.3 million increase in deferred revenue, mainly driven by our GSK Collaboration Agreement, which became effective in January 2023, which was partially offset by the second largest change in operating assets and liabilities, the $21.1 million increase in accounts receivable primarily related to the achievement of a milestone under the GSK Collaboration Agreement.

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

Investing Activities

During 2023, investing activities used $1.1 million of cash, primarily consisting of purchases of property and equipment.

During 2022, investing activities used $1.3 million of cash, primarily consisting of purchases of property and equipment. Additionally, we purchased $75.0 million of short-term investments during 2022, all of which matured in 2022.

Financing Activities

During 2023, net cash provided by financing activities was $132.5 million, primarily due to the $93.6 million in net proceeds from the December 2023 Offering, which comprised of sales of ordinary shares, as well as $34.6 million in net proceeds from the GSK Equity Investment. Additionally, there were $3.1 million in net proceeds from our at-the-market equity program.

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
•
respond to the impacts of local and global health epidemics, the conflict involving Russia and Ukraine, the conflict in the Middle East, global economic uncertainty, rising inflation, rising interest rates or market disruptions on our business; and
•
establish and build capabilities to market, distribute and sell our product candidates.

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
•
the impacts of local and global health epidemics, the conflict involving Russia and Ukraine, the conflict in the Middle East, global economic uncertainty, rising inflation, rising interest rates or market disruptions on our business;
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

The Company has entered into collaboration agreements for research, development, and commercial services, under which the Company licenses certain rights to its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; prepayment or reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products. Any variable consideration is constrained, and therefore, the cumulative revenue associated with this consideration is not recognized until it is deemed not to be at significant risk of reversal.

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

There were no short-term investments as of December 31, 2023 or 2022, as the $75.0 million of term deposits that constitute the Company’s short-term investments were purchased and all matured during the twelve months ended December 31, 2022.

Foreign Currency Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial condition, our results of operations or our cash flows. For the years ended December 31, 2023 and 2022, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows.

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

Capital Market Risk

We currently have no product revenues and depend on funds raised through other sources. One possible source of funding is through further equity offerings. Our ability to raise funds in this manner depends upon capital market forces affecting our share price, including global economic uncertainty on the capital markets.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is included at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

As a “non-accelerated filer,” we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, KPMG LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2023.

Item 9B. Other Information

Singapore Goods and Services Tax (“GST”) Rate

The Singapore GST rate was increased from 8% to 9% from January 1, 2024. The issue or transfer of ownership of our ordinary shares would be exempt from GST, although the sale of our ordinary shares by a GST-registered investor may be considered to be a taxable supply subject to GST at 0% if certain conditions are met. Services consisting of arranging, brokering, underwriting or advising on the issue, allotment or transfer of ownership of our ordinary shares rendered by a GST-registered person to an investor belonging in Singapore for GST purposes in connection with the investor’s purchase, sale or holding of our ordinary shares will be subject to GST at the standard rate. Similar services rendered by a GST-registered person contractually to an investor belonging outside Singapore and for the direct benefit of an investor belonging outside Singapore or a GST-registered person in Singapore should generally, subject to the satisfaction of certain conditions, be subject to GST at 0%.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, certain of our officers (as defined in Rule 16a-1(f) of the Exchange Act) entered into contracts, instructions or written plans (each, a “Rule 10b5-1 Trading Plan” and collectively, the “Rule 10b5-1 Trading Plans”) for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We describe the material terms of these Rule 10b5-1 Trading Plans below.

On November 21, 2023, Paul B. Bolno, M.D., MBA, our President and Chief Executive Officer, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 435,594 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Dr. Bolno's Rule 10b5-1 Trading Plan is active until June 25, 2024, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

On November 21, 2023, Christopher Francis, Ph.D., our Senior Vice President, Corporate Development, Head of Emerging Areas, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 244,836 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Dr. Francis' Rule 10b5-1 Trading Plan is active until February 28, 2025, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

On November 21, 2023, Kyle Moran, CFA, our Chief Financial Officer, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 32,776 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Mr. Moran’s Rule 10b5-1 Trading Plan is active until October 31, 2024, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

On November 16, 2023, Chandra Vargeese, Ph.D., our Chief Technology Officer, Head of Platform Discovery Sciences, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 46,000 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Dr. Vargeese's Rule 10b5-1 Trading Plan is active until August 30, 2024, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2024 Annual General Meeting of Shareholders, or the Proxy Statement, if the Proxy Statement is filed not later than 120 days after the end of our fiscal year ended December 31, 2023, in the sections titled “Management and Corporate Governance,” and “Code of Business Conduct and Ethics,” and is incorporated herein by reference. If the Proxy Statement is not filed within such 120-day period, the information required by this item will be contained in an amendment to this Annual Report on Form 10-K to be filed with the SEC, or the Form 10-K/A.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation” in our Proxy Statement. The section entitled “Pay Versus Performance” in our Proxy Statement is not incorporated by reference herein. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2023, the information required by this item will be contained in the Form 10-K/A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2023, the information required by this item will be contained in the Form 10-K/A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance – Director Independence” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2023, the information required by this item will be contained in the Form 10-K/A.

Item 14. Principal Accountant Fees and Services

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information set forth in the sections titled “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accounting Firm” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2023, the information required by this item will be contained in the Form 10-K/A.

Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

1. Financial Statements

See Index to Consolidated Financial Statements on page 121 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

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

		Form 10-K (Exhibit 10.3.2)	03/03/2022	001-37627

10.7	Share Purchase Agreement by and between Takeda Pharmaceutical Company Limited and the Registrant, dated as of February 19, 2018	Form 10-Q (Exhibit 10.2)	05/09/2018	001-37627

10.8	Investor Agreement by and between Takeda Pharmaceutical Company Limited and the Registrant, dated as of April 2, 2018	Form 10-Q (Exhibit 10.3)	05/09/2018	001-37627

Agreements with Executive Officers and Directors

10.9+	Form of Deed of Indemnity by and between the Registrant and each of its directors and certain of its officers	Form S-1 (Exhibit 10.11)	10/09/2015	333-207379

10.10+	Employment Agreement, as amended and restated, between the Registrant and Paul B. Bolno, dated as of May 8, 2020	Form 10-Q (Exhibit 10.1)	08/10/2020	333-207379

10.11+	Employment Agreement, as amended and restated, between the Registrant and Chandra Vargeese, dated as of May 8, 2020	Form 10-Q (Exhibit 10.2)	08/10/2020	333-207379

10.12+	Employment Agreement between the Registrant and Christopher Francis, Ph.D., dated as of November 8, 2022	Form 10-K (Exhibit 10.12)	03/23/2023	001-37627

10.13+	Employment Agreement between the Registrant and Michael Panzara, M.D. dated as of July 11, 2016	Form 10-Q (Exhibit 10.4)	11/09/2016	001-37627

10.14+	Employment Agreement, as amended and restated, between the Registrant and Kyle Moran, dated as of January 1, 2021	Form 10-K (Exhibit 10.15)	03/04/2021	001-37627

10.15+	Non-Employee Director Compensation Policy, as amended, effective as of August 7, 2023	Form 10-Q (Exhibit 10.1)	11/09/2023	001-37627

10.16+	Consulting Agreement by and between Ontorii, Inc. (now Wave Life Sciences USA, Inc.) and Gregory Verdine, dated as of April 1, 2012	Form S-1 (Exhibit 10.16)	10/09/2015	333-207379

10.17+	Nominee Director Fee Agreement by and between the Registrant and Miura & Associates Management Consultants Pte. Ltd., dated as of October 23, 2012	Form S-1 (Exhibit 10.17)	10/09/2015	333-207379

Equity and Other Compensation Plans

10.18+	Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Equity Plan”)	Form 10-Q (Exhibit 10.1)	11/09/2017	001-37627

10.19+	Wave Life Sciences Ltd. 2021 Equity Incentive Plan, as amended (the “2021 Equity Plan”)	Form 8-K (Exhibit 10.1)	08/15/2022	001-37627

10.19.1+	Wave Life Sciences Ltd. 2021 Equity Incentive Plan, as amended, effective as of August 1, 2023	Form 8-K (Exhibit 10.1)	08/07/2023	001-37627

10.20+	Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan, effective as of August 15, 2019	Form 10-Q (Exhibit 10.1)	11/05/2019	001-37627

10.20.1+	Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan, as amended, effective as of August 1, 2023	Form 8-K (Exhibit 10.2)	08/07/2023	001-37627

10.21.1+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016	Form 10-Q (Exhibit 10.2)	11/09/2017	001-37627

10.21.2+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of January 1, 2018	Form 10-K (Exhibit 10.23.3)	03/01/2019	001-37627

10.21.3+	Form of Non-qualified Share Option Agreement under the 2021 Equity Plan, effective as August 10, 2021	Form 10-K (Exhibit 10.3)	11/10/2021	001-37627

10.22.1+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of December 2014	Form S-8 (Exhibit 10.1)	12/17/2015	333-208598

10.22.2+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016	Form 10-Q (Exhibit 10.3)	11/09/2017	001-37627

10.23.1+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of June 16, 2016		Form 10-Q (Exhibit 10.4)	11/09/2017	001-37627

10.23.2+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.25.2)	03/01/2019	001-37627

10.23.3+	Form of Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of January 1, 2019		Form 10-Q (Exhibit 10.1)	05/10/2019	001-37627

10.23.4+	Form of Restricted Share Unit Agreement under the 2021 Equity Plan, effective as of August 10, 2021		Form 10-Q (Exhibit 10.4)	11/10/2021	001-37627

10.23.5+	Form of Amended and Restated 2019 Performance-Based Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of March 17, 2021		Form 10-Q (Exhibit 10.2)	05/13/2021	001-37627

10.23.6+	Form of 2021 Performance-Based Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of March 17, 2021		Form 10-Q (Exhibit 10.3)	05/13/2021	001-37627

10.24.1+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of June 21, 2017		Form 10-Q (Exhibit 10.5)	11/09/2017	001-37627

10.24.2+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.26.2)	03/01/2019	001-37627

10.24.3+	Form of Non-qualified Share Option Agreement for UK Participants under the 2021 Equity Plan, effective as of August 10, 2021		Form 10-Q (Exhibit 10.5)	11/10/2021	001-37627

10.24.4+	Form of Restricted Share Unit Agreement for UK Participants under the 2021 Equity Plan, effective as of August 10, 2021		Form 10-Q (Exhibit 10.6)	11/10/2021	001-37627

10.25.1	Form of Inducement Non-qualified Share Option Agreement		Form 10-Q (Exhibit 10.3)	08/10/2020	001-37627

10.25.2	Form of Inducement Restricted Share Unit Agreement		Form 10-Q (Exhibit 10.7)	11/10/2021	001-37627

10.26.1	Open Market Sale Agreement, dated as of May 10, 2019, by and between the Registrant and Jefferies LLC		Form S-3ASR (Exhibit 1.2)	05/10/2019	333-231382

10.26.2	Amendment No. 1 to Open Market Sale Agreement, dated as of March 2, 2020, by and between the Registrant and Jefferies LLC		POSASR (Exhibit 1.3)	03/02/2020	333-231382

10.26.3	Amendment No. 2, dated March 3, 2022, to the Open Market Sale Agreement, dated as of May 10, 2019, by and between Wave Life Sciences Ltd. and Jefferies LLC		Form 8-K (Exhibit 10.1)	03/03/2022	001-37627

21.1	List of Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	03/12/2018	001-37627

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)	X

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)	X

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer	X

97.1	Clawback Policy, effective as of October 2, 2023	X

101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	The cover page for this Annual Report on Form 10-K for the year ended December 31, 2023 is contained in Exhibit 101 and has been formatted in Inline XBRL	X

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

Wave Life Sciences Ltd.

Date: March 6, 2024	By:	/s/ Paul B. Bolno, M.D.
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

Signature	Title	Date

/s/ Paul B. Bolno, M.D. Paul B. Bolno, M.D.	President, Chief Executive Officer and Director (principal executive officer)	March 6, 2024

/s/ Kyle Moran Kyle Moran	Chief Financial Officer (principal financial officer and principal accounting officer)	March 6, 2024

/s/ Christian Henry Christian Henry	Chairman of the Board of Directors	March 6, 2024

/s/ Gregory L. Verdine, Ph.D. Gregory L. Verdine, Ph.D.	Director	March 6, 2024

/s/ Peter Kolchinsky, Ph.D. Peter Kolchinsky, Ph.D.	Director	March 6, 2024

/s/ Aik-Na Tan Aik-Na Tan	Director	March 6, 2024

/s/ Adrian Rawcliffe Adrian Rawcliffe	Director	March 6, 2024

/s/ Ken Takanashi Ken Takanashi	Director	March 6, 2024

/s/ Mark H. N. Corrigan, M.D. Mark H. N. Corrigan, M.D.	Director	March 6, 2024

/s/ Heidi L. Wagner Heidi L. Wagner	Director	March 6, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Wave Life Sciences Ltd.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wave Life Sciences Ltd. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, Series A preferred shares and shareholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of revenue recognition for certain research and development services

As discussed in Note 5 to the consolidated financial statements, the Company is party to a collaboration agreement with GlaxoSmithKline (GSK) which has two performance obligations, including the promise to provide research and development (R&D) services. The Company recognizes R&D services revenue over time using an input method. This method measures progress based on costs incurred in relation to the R&D activities and the costs expected to be incurred in the future to satisfy each performance obligation. Amounts received by the Company before performance are recorded as deferred revenue. For the year ended December 31, 2023, the Company recognized over-time revenue under the GSK collaboration agreement of $66.3 million. In addition, as of December 31, 2023, a portion of the Company’s current and long-term deferred revenue relates to R&D services.

We identified the evaluation of revenue recognition for certain R&D services as a critical audit matter. Specifically, evaluating the estimate of total costs expected to be incurred in satisfying certain R&D performance obligations required especially challenging auditor judgment. This involved an assessment of the nature of the work to be performed and the method for measuring progress.

The following are the primary procedures we performed to address this critical audit matter. For a selection of R&D performance obligations, we read the underlying contract with the customer, evaluated the determination of the method for measuring progress, and tested the Company’s estimate of total contract costs to be incurred by (1) comparing the Company’s initial estimates to actual costs incurred to assess the Company’s ability to estimate accurately, (2) inspecting underlying documentation and third-party evidence and comparing them to management’s assumptions and inputs, (3) inquiring of R&D personnel of the Company to evaluate factors related to the nature of the work to be performed and their impact on the total contract costs to be incurred, including progress to date and the estimate of remaining contract costs, and (4) assessing the Company’s history of estimating costs to be incurred in satisfying R&D performance obligations under similar contracts.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

March 6, 2024

WAVE LIFE SCIENCES LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$200,351	$88,497
Accounts receivable	21,086	—
Prepaid expenses	9,912	7,932
Other current assets	4,024	2,108
Total current assets	235,373	98,537
Long-term assets:
Property and equipment, net of accumulated depreciation of $42,709 and $37,846 as of December 31, 2023 and 2022, respectively	13,084	17,284
Operating lease right-of-use assets	22,637	26,843
Restricted cash	3,699	3,660
Other assets	156	62
Total long-term assets	39,576	47,849
Total assets	$274,949	$146,386
Liabilities, Series A preferred shares and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$12,839	$16,915
Accrued expenses and other current liabilities	16,828	17,552
Current portion of deferred revenue	150,059	31,558
Current portion of operating lease liability	6,714	5,496
Total current liabilities	186,440	71,521
Long-term liabilities:
Deferred revenue, net of current portion	15,601	79,774
Operating lease liability, net of current portion	25,404	32,118
Other liabilities	—	190
Total long-term liabilities	41,005	112,082
Total liabilities	$227,445	$183,603
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at December 31, 2023 and 2022	$7,874	$7,874
Shareholders’ equity (deficit):
Ordinary shares, no par value; 119,162,234 and 86,924,643 shares issued and outstanding at December 31, 2023 and 2022, respectively	$935,367	$802,833
Additional paid-in capital	129,237	119,442
Accumulated other comprehensive loss	(124)	(29)
Accumulated deficit	(1,024,850)	(967,337)
Total shareholders’ equity (deficit)	39,630	(45,091)
Total liabilities, Series A preferred shares and shareholders’ equity (deficit)	$274,949	$146,386

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2023	2022
Revenue	$113,305	$3,649
Operating expenses:
Research and development	130,009	115,856
General and administrative	51,292	50,513
Total operating expenses	181,301	166,369
Loss from operations	(67,996)	(162,720)
Other income, net:
Dividend income and interest income, net	7,928	1,571
Other income (expense), net	1,878	7
Total other income, net	9,806	1,578
Loss before income taxes	(58,190)	(161,142)
Income tax benefit (provision)	677	(681)
Net loss	$(57,513)	$(161,823)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.54)	$(2.05)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	106,097,268	78,855,810

Other comprehensive loss:
Net loss	$(57,513)	$(161,823)
Foreign currency translation	(95)	(210)
Comprehensive loss	(57,608)	(162,033)

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In- Capital	Comprehensive Income (Loss)	Accumulated Deficit	Shareholders’ Equity (Deficit)
Balance at December 31, 2021	3,901,348	$7,874	59,841,116	$749,851	$87,980	$181	$(805,514)	$32,498
Issuance of ordinary shares, net of offering costs	—	—	25,464,483	51,220	—	—	—	51,220
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	458,092	1,167	—	—	—	1,167
Issuance of pre-funded warrants, net of offering costs	—	—	—	—	14,268	—	—	14,268
Share-based compensation	—	—	—	—	17,194	—	—	17,194
Vesting of RSUs	—	—	904,891	—	—	—	—	—
Option exercises	—	—	90,000	223	—	—	—	223
Issuance of ordinary shares under the ESPP	—	—	166,061	372	—	—	—	372
Other comprehensive loss	—	—	—	—	—	(210)	—	(210)
Net loss	—	—	—	—	—	—	(161,823)	(161,823)
Balance at December 31, 2022	3,901,348	$7,874	86,924,643	$802,833	$119,442	$(29)	$(967,337)	$(45,091)
Issuance of ordinary shares, net of offering costs	—	—	20,000,000	$93,574	—	—	—	93,574
Issuance of ordinary shares, pursuant to the GSK Collaboration Agreement	—	—	10,683,761	34,623	—	—	—	34,623
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	751,688	3,080	—	—	—	3,080
Share-based compensation	—	—	—	—	9,795	—	—	9,795
Vesting of RSUs	—	—	415,658	—	—	—	—	—
Option exercises	—	—	160,571	509	—	—	—	509
Issuance of ordinary shares under the ESPP	—	—	225,913	748	—	—	—	748
Other comprehensive loss	—	—	—	—	—	(95)	—	(95)
Net loss	—	—	—	—	—	—	(57,513)	(57,513)
Balance at December 31, 2023	3,901,348	$7,874	119,162,234	$935,367	$129,237	$(124)	$(1,024,850)	$39,630

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(57,513)	$(161,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	4,206	3,540
Depreciation of property and equipment	5,000	6,574
Share-based compensation expense	9,795	17,194
Loss on disposal of property and equipment	—	12
Changes in operating assets and liabilities:
Accounts receivable	(21,086)	—
Prepaid expenses	(1,980)	(1,348)
Other assets	(2,010)	3,394
Accounts payable	(3,761)	9,348
Accrued expenses and other current liabilities	(724)	2,691
Deferred revenue	54,328	(3,245)
Operating lease liabilities	(5,496)	(4,308)
Other non-current liabilities	(190)	190
Net cash used in operating activities	(19,431)	(127,781)
Cash flows from investing activities
Purchases of property and equipment	(1,115)	(1,361)
Proceeds from the sale of property and equipment	—	106
Purchase of short-term investments	—	(75,044)
Proceeds from the maturity of short-term investments	—	75,044
Net cash used in investing activities	(1,115)	(1,255)
Cash flows from financing activities
Proceeds from issuance of ordinary shares, net of offering costs	93,574	51,220
Proceeds from issuance pre-funded warrants, net of offering costs	—	14,268
Proceeds from issuance of ordinary shares pursuant to the GSK Collaboration Agreement	34,623	—
Proceeds from issuance of ordinary shares pursuant to the at-the-market equity program, net	3,080	1,105
Proceeds from the exercise of share options	509	223
Proceeds from the ESPP	748	372
Net cash provided by financing activities	132,534	67,188
Effect of foreign exchange rates on cash	(95)	(210)
Net increase (decrease) in cash, cash equivalents and restricted cash	111,893	(62,058)
Cash, cash equivalents and restricted cash, beginning of period	92,157	154,215
Cash, cash equivalents and restricted cash, end of period	$204,050	$92,157
Supplemental disclosure of cash flow information:
Offering costs in accounts payable at period end	$210	$—
Increase in operating lease right-of-use assets and lease liabilities related to new lease	$—	$12,006

The accompanying notes are an integral part of the consolidated financial statements.

Wave Life Sciences Ltd.

Notes to Consolidated Financial Statements

1. THE COMPANY

Organization

Wave Life Sciences Ltd. (together with its subsidiaries, “Wave” or the “Company”) is a clinical-stage biotechnology company focused on unlocking the broad potential of RNA medicines (also known as oligonucleotides), or those targeting ribonucleic acid “RNA”), to transform human health. Wave’s RNA medicines platform, PRISM, combines multiple modalities, chemistry innovation and deep insights into human genetics to deliver scientific breakthroughs that treat both rare and prevalent disorders. The Company’s toolkit of RNA-targeting modalities includes RNA editing, splicing, antisense silencing and RNA interference (“RNAi”), providing the Company with unique capabilities for designing and sustainably delivering candidates that optimally address disease biology. The Company’s lead programs are in rare and prevalent diseases, including alpha-1 antitrypsin deficiency (“AATD”), obesity, Duchenne muscular dystrophy (“DMD”), and Huntington’s disease (“HD”).

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

The Company’s primary activities have been developing and evolving PRISM to design, develop and commercialize RNA medicines, advancing the Company’s differentiated portfolio, building the Company’s research, development and manufacturing capabilities, advancing programs into the clinic, furthering clinical development of such clinical-stage programs, building the Company’s intellectual property, and assuring adequate capital to support these activities.

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

As of December 31, 2023, the Company had cash and cash equivalents of $200.4 million. The Company expects that its existing cash and cash equivalents will be sufficient to fund its operations for at least the next twelve months. The Company has based this expectation on the best information available, however the Company may use its available capital resources sooner than it currently expects. In January 2024, the representatives of the underwriters in connection with the December 2023 Offering (as defined in Note 6) exercised their option to purchase an additional 3,000,000 ordinary shares as a part of the December 2023 Offering, for additional net proceeds of approximately $14.0 million. If the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be further reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. In addition, the Company may elect to raise additional funds before it needs them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if the Company expects it has sufficient funds for its current or future operating plans.

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

Short Term Investments

The Company’s short term investments consist of term deposits.

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

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s focus is on developing its proprietary RNA medicines platform, PRISM, to develop and commercialize a broad pipeline RNA medicines in a variety of therapeutic areas.

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

Cash, cash equivalents and restricted cash are Level 1 assets which are comprised of funds held in checking and money market accounts. Short-term investments are Level 2 assets which are comprised of term deposits. Cash, cash equivalents and restricted cash were recorded at fair value as of December 31, 2023 and 2022, totaling $204.1 million and $92.2 million, respectively. There were no short-term investments as of December 31, 2023 or 2022, as the $75.0 million of term deposits that constitute the Company’s short-term investments were all purchased and reached maturity during the twelve months ended December 31, 2022. The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

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

Restricted Cash

Restricted cash consists primarily of cash placed in separate restricted bank accounts as required under the terms of the Company’s lease agreements for its Cambridge, Massachusetts and Lexington, Massachusetts facilities (refer to Note 8). As of December 31, 2023 and 2022, the Company had $3.7 million of restricted cash, of which $2.7 million related to the Lexington facility and $1.0 million related to the Cambridge facility.

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

The Company has entered into collaboration agreements for research, development, and commercial services, under which the Company licenses certain rights to its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products. Any variable consideration is allocated to a performance obligation, and the cumulative revenue associated with this consideration is not recognized until it is deemed not to be at significant risk of reversal.

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

Share-Based Compensation

The Company measures and recognizes share-based compensation expense, for both employee and director option awards, based on the grant date fair value of the awards. The Company calculates the fair value of awards based on the grant date fair value of the underlying ordinary shares. The Company determines the fair value of share-based awards granted to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Equity instruments issued to non-employees as consideration for goods or services received by the Company have been accounted for based on the fair value of the equity instruments issued. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The Company accounts for forfeitures as they occur.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) finalized Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires enhanced disclosures about reportable segments and the chief operating decision maker. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2023-07 may have on its consolidated financial statements.

In December 2023, the FASB finalized Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires a company's annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning after December 15, 2025. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2023-09 will have on its consolidated financial statements.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	December 31,
	2023	2022
	(in thousands)
Furniture and equipment	$26,072	$25,509
Software	902	890
Leasehold improvements	28,525	28,413
Fixed assets in progress	294	318
Total	55,793	55,130
Less accumulated depreciation	(42,709)	(37,846)
Property and equipment, net	$13,084	$17,284

Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2023 and 2022.

Depreciation expense was $5.0 million and $6.6 million for the years ended December 31, 2023 and 2022, respectively.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2023	2022
	(in thousands)
Accrued compensation	$14,065	$12,287
Accrued expenses related to CROs and CMOs	1,768	3,516
Accrued expenses and other current liabilities	995	1,749
Total accrued expenses and other current liabilities	$16,828	$17,552

5. COLLABORATION AGREEMENTS

GSK Collaboration and Equity Agreements

On December 13, 2022, Wave USA and Wave UK entered into a Collaboration and License Agreement (the “GSK Collaboration Agreement”) with GlaxoSmithKline Intellectual Property (No. 3) (“GSK”). Pursuant to the GSK Collaboration Agreement, Wave and GSK have agreed to collaborate on the research, development, and commercialization of oligonucleotide therapeutics, including an exclusive global license to WVE-006. The discovery collaboration component has an initial four-year research term and combines Wave’s proprietary discovery and drug development platform, PRISM, with GSK’s unique genetic insights and its global development and commercial capabilities. On January 27, 2023, the GSK Collaboration Agreement became effective, and GSK paid Wave an upfront payment of $120.0 million.

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

The GSK Collaboration Agreement has three components:

1.
An exclusive global license for GSK to WVE-006, the Company’s then preclinical, first-in-class A-to-I(G) RNA editing candidate for alpha-1 antitrypsin deficiency (“AATD”), with development and commercialization responsibilities transferring to GSK after the Company completes the first-in-patient study (the “AATD Collaboration”). The Company will be responsible for preclinical, regulatory, manufacturing, and clinical activities for WVE-006 through the initial Phase 1/2 study, at the Company’s sole cost. Thereafter, GSK will be responsible for advancing WVE-006 through pivotal studies, registration, and global commercialization at GSK’s sole cost;
2.
A discovery research collaboration which enables GSK to advance up to eight programs leveraging PRISM and the Company’s oligonucleotide expertise and discovery capabilities (the “Discovery Research Collaboration”); and
3.
A discovery collaboration which enables the Company to advance up to three programs leveraging targets informed by GSK’s novel genetic insights (“Wave’s Collaboration Programs”).

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

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, GSK, is a customer for the AATD Collaboration prior to GSK exercising its option and, for the Discovery Research Collaboration programs during the target validation research term. The Company identified the following material promises under the arrangement: (1) the exclusive global license for WVE-006; (2) the research and development services for WVE-006 through the Phase 1/2 study; (3) the discovery research services under the Discovery Research Collaboration to perform target validation programs; (4) research and development license for the Discovery Research Collaboration; and (5) the research and development services for the GSK collaboration programs through completion of a candidate selection. The research and development services for WVE-006 were determined to not be distinct from the exclusive global license and should therefore be combined into a single performance obligation for the AATD Collaboration. The research and development services for the Discovery Research Collaboration were determined to not be distinct from the research and development license for the Discovery Research Collaboration and should therefore be combined into a single performance obligation. In addition, the Company determined the standalone selling price for the option to advance up to eight programs from the Discovery Research Collaboration and determined it did not provide a material right to GSK.

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

At the outset of the arrangement, the transaction price included fixed consideration of the $120.0 million upfront, the $15.4 million in premium related to the GSK Equity Investment and the fixed consideration related to the additional target validation research funding. The Company allocated the estimated variable consideration relating to the target validation research to the Discovery Research Collaboration programs and the variable consideration relating to the developmental milestone to the AATD Collaboration and then allocated the fixed consideration to the performance obligations on a relative standalone selling price basis. The Company determined that the GSK Collaboration Agreement did not contain a significant financing component. The program initiation fees to advance up to eight programs from the Discovery Research Collaboration to preclinically develop the GSK collaboration programs and the additional potential milestone payments were excluded from the transaction price, as all milestone amounts were fully constrained at the inception of the GSK Collaboration Agreement. The Company will reevaluate the transaction price at the end of each reporting period, and as uncertain events are resolved or other changes in circumstances occur, the Company will adjust its estimate of the transaction price.

The following table summarizes the allocation of the total transaction price to the identified performance obligation under the GSK Collaboration Agreement, and the amount of the transaction price unsatisfied as of December 31, 2023 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied (1)
Performance Obligations:
AATD Collaboration	$156,778	$92,057
Discovery Research Collaboration	19,514	17,948
Total	$176,292	$110,005

(1) The Unsatisfied transaction price will be recognized over the remaining research term.

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

Revenue associated with the AATD Collaboration performance obligation is being recognized as the research and development services are provided using an input measure, according to the costs incurred and the total costs expected to be incurred to satisfy the performance obligation. The revenue associated with the Discovery Research Collaboration performance obligation is being recognized as the research and development services are provided using an input measure, according to the costs incurred and the total costs expected to be incurred to satisfy the performance obligation. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s consolidated balance sheet. Additional funding related to the Company’s research activities under the Discovery Research Collaboration will be recorded as accounts receivable when contractually enforceable and recorded as deferred revenue, or as revenue as the services are provided.

During the year ended December 31, 2023, the Company achieved a developmental milestone which pertained to the initiation of dosing in healthy volunteers in the RestorAATion clinical trial program, triggering a $20.0 million milestone payment to the Company from GSK. As of December 31, 2023, the $20.0 million related to the achievement of the milestone is included in the current portion of accounts receivable and payment was received from GSK in the first quarter of 2024.

During the year ended December 31, 2023, the Company recognized revenue of $66.3 million under the GSK Collaboration Agreement using the input method described above, which includes the $8.3 million of unconstrained revenue recognized for achievement of the developmental milestone mentioned above.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue on December 31, 2023 is approximately $94.3 million, of which approximately $78.7 million is included in current liabilities and $15.6 million is included in long-term liabilities.

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

With respect to Category 2 Programs, the Company granted Takeda the right to exclusively license multiple preclinical programs during a four-year research term (subject to limited extension for programs that were initiated prior to the expiration of the research term, in accordance with the Takeda Collaboration Agreement) (“Category 2 Research Term”). During that term, the Takeda Collaboration provided that the parties may collaborate on preclinical programs for up to six targets at any one time. The Company was responsible for researching and preclinically developing products and companion diagnostics directed to the agreed upon targets through completion of Investigational IND enabling studies in the first major market country. Thereafter, Takeda would have an exclusive worldwide license to develop and commercialize products and companion diagnostics directed to such targets, subject to the Company’s retained rights to lead manufacturing activities for products directed to such targets. Takeda agreed to fund the Company’s research and preclinical activities in the amount of $60.0 million during the research term and reimburse the Company for any collaboration-budgeted research and preclinical expenses incurred by the Company that exceeded that amount. The Company was also eligible to receive tiered high single-digit to mid-teen royalties on Takeda’s global commercial sales of products from each Category 2 Program.

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

In December 2023, the joint steering committee that manages the Takeda Collaboration, terminated SCA3 Program, another one of the Category 1 Programs, as a target under the collaboration and consequently Takeda and the Company’s rights and obligations under the Takeda Collaboration were terminated with respect to the SCA3 Category 1 Program. As a result of the termination of the SCA3 Category 1 Program, the Company recognized $9.9 million in revenue during the three months ended December 31, 2023, which represented the remainder of the deferred revenue for the SCA3 Category 1 Program as of September 30, 2023.

In the third quarter of 2023, the Company achieved a developmental milestone related to the HD Category 1 Program, which pertained to the positive results from a non-clinical study of WVE-003 in non-human primates (“NHPs”). As a result of achieving the milestone, the Company recognized $7.0 million in revenue, which was not previously recorded in deferred revenue, as it was fully constrained at the inception of the Takeda Collaboration.

During the years ended December 31, 2023 and 2022, the Company recognized revenue of approximately $47.0 million and $3.3 million, respectively, under the Takeda Collaboration Agreement in the Company’s consolidated statements of operations and comprehensive loss. Through December 31, 2023, the Company had recognized revenue of $128.2 million under the Takeda Collaboration Agreement as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue as of December 31, 2023 and 2022, was $71.3 million and $111.3 million, respectively. The deferred revenue included in current liabilities as of December 31, 2023 and 2022, was $71.3 million and $31.6 million, respectively. There was no deferred revenue included in long-term liabilities as of December 31, 2023, the deferred revenue included in long-term liabilities as of December 31, 2022 was $79.8 million. The decrease in the long-term portion of deferred revenue as of December 31, 2023, was related to the expectation of the timing of the HD data that the Company expects to report in the second quarter of 2024, which will form the basis for decision making for the advancement of this program. As a result, the deferred revenue related to this program was moved to short term as of December 31, 2023. Additionally, the current portion of deferred revenue decreased from December 31, 2022 to December 31, 2023 due to revenue recognized during the year ended December 31, 2023. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the research and development services for each remaining Category 1 Program as costs are incurred, over the remaining research term. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the material right for each remaining Category 1 Program option upon Takeda’s exercise or termination of such option, or immediately as each option expires unexercised.

6. SHARE CAPITAL

The following represents the Company’s financing transactions during the years ended December 31, 2023 and 2022:

•
The Company entered into an open market sales agreement with Jefferies LLC in May 2019, as amended in March 2020 and March 2022, for its at-the-market equity program. During the year ended December 31, 2022, the Company sold 458,092 ordinary shares under its at-the-market equity program for aggregate net proceeds of $1.2 million after deducting commissions and offering expenses. During the year ended December 31, 2023, the Company sold 751,688 ordinary shares under its at-the-market equity program for aggregate net proceeds of $3.1 million after deducting commissions and offering expenses.

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
•
On December 7, 2023, the Company entered into an underwriting agreement relating to the issuance and sale in an underwritten offering of the Company’s ordinary shares. On December 11, 2023, the Company closed an underwritten public offering (the “December 2023 Offering”) in which the Company issued and sold 20,000,000 of the Company's ordinary shares at a price of $5.00 per share. The gross proceeds to the Company from the December 2023 Offering were $100.0 million before deducting underwriting discounts and commissions and other offering expenses. The net proceeds to the Company from the December 2023 Offering during the year ended December 31, 2023 were approximately $93.6 million after deducting underwriting discounts and offering expenses. On January 4, 2024, the Company closed on the sale of an additional 3,000,000 ordinary shares at a price of $5.00 per share after the underwriters exercised their option to purchase the additional shares in full, which increased the aggregate number of ordinary shares sold in the December 2023 Offering to 23,000,000. The Company’s aggregate gross proceeds from the December 2023 Offering were $115.0 million, before deducting underwriting discounts and commissions and offering expenses; $15.0 million of which relates to the exercise of the underwriters’ option in January 2024. Subsequent to December 31, 2023, the Company received $14.0 million in net proceeds after deducting the underwriting discounts and commissions and offering expenses related to the December 2023 Offering.

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

As of December 31, 2023, 8,101,005 ordinary shares remained available for future grant under the 2021 Plan. In accordance with Nasdaq Listing Rule 5635(c)(4), the board of directors or a committee of the board may also issue inducement grants outside of the 2021 Plan, as an inducement material to an individual's entering into employment with the Company.

Options and RSUs

Share option activity is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding as of January 1, 2023	9,682,054	$7.73
Granted	5,769,100	4.74
Exercised	(160,571)	3.17
Forfeited or cancelled	(1,182,873)	7.51
Outstanding as of December 31, 2023	14,107,710	$6.58	6.98	$34,682
Options exercisable as of December 31, 2023	6,560,153	$9.17	5.18	$14,418

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

The assumptions used in the Black-Scholes option pricing model to determine the fair value of share options granted to employees during the period were as follows:

	For the Year Ended December 31,
	2023	2022
Risk-free interest rate	3.46% –4.71%	1.35% – 4.23%
Expected term (in years)	3.0 – 6.1	3.0 – 6.1
Expected volatility	87% – 93%	63% – 96%
Expected dividend yield	0%	0%

In October 2022, the compensation committee of the Company’s board of directors granted Dr. Verdine, one of the Company’s founders and a member of the Company’s board of directors, a non-qualified share option for 163,467 ordinary shares (“Verdine Scientific Advisory Grant”) as form of payment under Dr. Verdine’s consulting agreement for scientific advisory services (as described in Note 13) for the service period of October 1, 2022 through December 31, 2024, the vesting of which is subject to Dr. Verdine’s continued service under the consulting agreement.

The Verdine Scientific Advisory Grant was the only non-employee grant made during the year ended December 31, 2022, and there were no equity grants made to non-employees during the year ended December 31, 2023. The assumptions used in the Black-Scholes option pricing model to determine the fair value of the Verdine Scientific Advisory Grant were as follows:

Year Ended December 31, 2022
Risk-free interest rate	4.29%
Expected term (in years)	2.5
Expected volatility	99%
Expected dividend yield	0%

RSU activity for the year ended December 31, 2023 is summarized as follows:

	RSUs	Average Grant Date Fair Value (in dollars per share)
Outstanding as of January 1, 2023	934,342	$10.94
Granted	208,875	5.00
Vested	(415,658)	14.60
Forfeited	(90,002)	7.61
RSUs Outstanding at December 31, 2023	637,557	$7.08

RSUs can be time-based or performance-based. Vesting of the performance-based RSUs is contingent on the occurrence of certain regulatory or commercial milestones. In March 2021, the Compensation Committee approved an amendment and restatement of the Company’s outstanding 2019 performance-based RSUs to add an additional milestone to the existing milestones. In 2021, the Company also granted performance-based RSUs with the same terms to certain employees who did not receive the 2019 performance-based RSUs. The Company did not recognize expense in 2023 related to the performance-based RSUs as the remaining milestones were not considered probable of achievement. In April 2022, the Company determined that a performance-based RSU milestone was achieved and consequently 50% of the outstanding performance-based RSUs vested, which resulted in the issuance of 384,646 ordinary shares. During the year ended December 31, 2022, the Company recorded share-based compensation expense of approximately $3.8 million related to the performance-based RSUs, which represents all of the expense related to the achievement of this performance-based RSU milestone. During the years ended December 31, 2023 and 2022, the Company recognized share-based compensation expense of $1.0 million and $10.3 million, respectively, related to RSUs.

RSUs that are forfeited are available to be granted again. During the year ended December 31, 2023, 208,875 time-based RSUs were granted to employees. Of the RSUs outstanding at December 31, 2023, 342,876 are time-based RSUs and 294,681 are performance-based RSUs. Time-based RSUs generally vest over periods of one to four years.

During the years ended December 31, 2023 and 2022, the Company recognized share-based compensation expense related to options of $8.5 million and $6.7 million, respectively. The total intrinsic value of options exercised was $0.3 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the unrecognized compensation cost related to outstanding options was $18.8 million. The unrecognized compensation cost related to outstanding options is expected to be recognized over a weighted-average period of approximately 2.62 years. For the years ended December 31, 2023 and 2022, the weighted-average grant date fair value per granted option was $3.45 and $2.06, respectively. The aggregate fair value of options that vested during the years ended December 31, 2023 and 2022 was $8.4 million and $6.9 million, respectively.

The unrecognized compensation costs related to outstanding time-based RSUs was $1.3 million as of December 31, 2023, and is expected to be recognized over a weighted-average period of approximately 2.93 years. The total fair value of RSUs vested during the years ended December 31, 2023 and 2022 was $2.0 million and $1.3 million, respectively.

Employee Share Purchase Plan

The Wave Life Sciences Ltd. Employee Share Purchase Plan, as amended (“ESPP”), allows full-time and certain part-time employees to purchase the Company’s ordinary shares at a discount to fair market value. Eligible employees may enroll in a six-month offering period beginning every January 15th and July 15th. Shares are purchased at a price equal to 85% of the lower of the fair market value of the Company’s ordinary shares on the first business day or the last business day of an offering period. During the years ended

December 31, 2023 and 2022, 225,913 and 166,061 ordinary shares were issued under the ESPP, respectively. The aggregate number of ordinary shares authorized for issuance under the ESPP was originally 1,000,000 and was subsequently increased to 3,000,000 in August 2023. As of December 31, 2023, there were 2,490,500 ordinary shares available for issuance under the ESPP.

Share-Based Compensation Expense

Share-based compensation expense for the years ended December 31, 2023 and 2022 is classified as operating expenses in the consolidated statements of operations and comprehensive loss as follows:

	For the Year Ended December 31,
	2023	2022
	(in thousands)
Research and development expenses	$4,617	$7,467
General and administrative expenses	5,178	9,727
Total share-based compensation expense	$9,795	$17,194

Of the total share-based compensation expense recorded for the years ended December 31, 2023 and 2022, $0.2 million and less than $0.1 million, respectively, were related to non-employee option grants, specifically the Verdine Scientific Advisory Grant, and all of the related expense is included in research and development expenses on the consolidated statements of operations and comprehensive loss.

8. LEASES

Lease Arrangements

The Company enters into lease arrangements for its facilities. A summary of the arrangements is as follows:

Operating Leases

Lexington

On September 26, 2016, and as amended on December 31, 2016, the Company entered into a 10 year and 9-month lease, which includes two successive five-year renewal options, for its facility in Lexington, Massachusetts, which the Company uses primarily for its current good manufacturing practices (“cGMP”) manufacturing, as well as for additional laboratory and office space. As there is not reasonable certainty that the renewal options will be exercised, the lease liabilities and the right-of-use assets pertaining to the Lexington Lease do not account for the two successive five-year renewal options. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. As required under the terms of the lease agreement, the Company has placed restricted cash of approximately $2.7 million in a separate bank account as of December 31, 2023 and 2022.

Cambridge

In April 2015, the Company entered into a lease agreement for an office and laboratory facility in Cambridge, Massachusetts (the “Cambridge Lease”), which commenced in October 2015 with a term of 7.5 years with a five-year renewal option to extend the lease. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. As required under the terms of the lease agreement, the Company has placed restricted cash of $1.0 million in a separate bank account as of December 31, 2023 and 2022.

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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
	2023	2022
	(in thousands)
Lease cost
Operating lease cost	$7,365	$6,458
Variable lease cost	2,798	2,508
Total lease cost	$10,163	$8,966

Other information
Operating cash flows used for operating leases	$8,655	$7,226
Increase in operating right-of-use assets	$—	$12,006
Operating lease liabilities arising from obtaining right-of-use assets	$—	$12,006
Weighted average remaining lease term	4 years	5 years
Weighted average discount rate	9.2%	9.2%

Future minimum lease payments under the Company’s non-cancelable operating leases as of December 31, 2023, are as follows:

As of December 31, 2023
(in thousands)
2024	$9,311
2025	9,591
2026	9,584
2027	8,987
2028	886
Thereafter	-
Total lease payments	$38,359
Less: imputed interest	(6,241)
Total operating lease liabilities	$32,118

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

10. NET LOSS PER ORDINARY SHARE

Basic loss per share is computed by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding:

	Year Ended December 31,
	2023	2022
	(in thousands except share and per share data)
Numerator:
Net loss attributable to ordinary shareholders	$(57,513)	$(161,823)
Denominator:
Weighted-average ordinary shares outstanding	106,097,268	78,855,810
Net loss per share, basic and diluted	$(0.54)	$(2.05)

As of December 31, 2023 and 2022, there were 7,093,656 vested and exercisable Pre-Funded Warrants outstanding to purchase ordinary shares at an exercise price of $0.0001 per share. The Pre-Funded Warrants are included in the weighted-average shares outstanding used in the calculation of basic net loss per share as the exercise price is negligible and the warrants are fully vested and exercisable.

The Company’s potentially dilutive shares, which include outstanding share options to purchase ordinary shares and RSUs, are considered to be ordinary share equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following potential ordinary shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2023	2022
Options to purchase ordinary shares	14,107,710	9,682,054
RSUs	637,557	934,342
Series A preferred shares	3,901,348	3,901,348

11. INCOME TAXES

The components of loss before income taxes were as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Singapore	$(7,441)	$(8,714)
Rest of world	(50,749)	(152,428)
Loss before income taxes	$(58,190)	$(161,142)

During the years ended December 31, 2023 and 2022, the Company recorded an income tax benefit of $0.7 million and an income tax provision of $0.7 million, respectively. The income tax benefit for the year ended December 31, 2023 was due to a change in estimate in connection with recent U.S. tax guidance relating to the capitalization of research and development expenditures. The income tax provision for the year ended December 31, 2022 was primarily due to the requirement under the Tax Cuts and Jobs Act of 2017 for taxpayers to capitalize and amortize research and development expenditures over five or fifteen years pursuant to Section 174 of the Internal Revenue Code of 1986, as amended (the “Code”).

The components of the benefit (provision) for income taxes were as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Current benefit (provision) for income taxes:
Singapore	$—	$—
Rest of world	677	(681)
Total current benefit (provision) for income taxes	$677	$(681)
Deferred benefit for income taxes:
Singapore	$—	$—
Rest of world	—	—
Total deferred benefit (provision) for income taxes	$—	$—
Total benefit (provision) for income taxes	$677	$(681)

A reconciliation of the Singapore statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Singapore statutory income tax rate	17.0%	17.0%
Federal and state tax credits	11.5	3.3
Permanent differences	—	0.1
Changes in reserves for uncertain tax positions	(2.8)	0.4
Foreign rate differential	7.4	8.8
Tax rate change	0.4	—
Return to provision	4.4	(0.9)
Other	0.1	(0.1)
Change in deferred tax asset valuation allowance	(36.1)	7.3
Deferred tax adjustments	(0.7)	(36.3)
Effective income tax rate	1.2%	(0.4)%

The components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$172,547	$158,413
Federal and state tax credits	8,155	368
Share-based compensation	7,512	7,265
Accumulated amortization	694	782
Operating lease liabilities	8,775	10,276
Deferred revenue	10,716	16,786
Capitalized research and development	41,239	36,643
Accumulated depreciation	3,508	2,807
Other	237	357
Total deferred tax assets	253,383	233,697
Valuation allowance	(247,193)	(226,273)
Net deferred tax assets	6,190	7,424
Deferred tax liabilities:
Operating lease right-of-use assets	(6,185)	(7,333)
Accumulated depreciation	—	(86)
Other	(5)	(5)
Total deferred tax liabilities	(6,190)	(7,424)
Net deferred tax assets (liabilities)	$—	$—

A roll-forward of the valuation allowance for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Balance at beginning of year	$226,273	$238,170
Increase in valuation allowance	20,969	3,134
Decrease in valuation allowance	—	(14,934)
Effect of foreign currency translation	(49)	(97)
Balance at end of year	$247,193	$226,273

As of December 31, 2023, the Company had federal net operating loss carryforwards in the United States of $302.2 million, of which $301.4 million may be available to offset future income tax liabilities indefinitely, while $0.8 million of carryforwards that were in existence as of December 31, 2017 may offset future income tax liabilities up through 2037. As of December 31, 2023, the Company had state net operating loss carryforwards of $54.7 million that will begin to expire in 2038. As of December 31, 2023 and 2022, the Company had U.S. federal research and development tax credit carryforwards of approximately $6.1 million and $0.2 million, respectively, available to offset future U.S. federal income taxes and will begin to expire in 2042. As of December 31, 2023 and 2022, the Company had state research and development tax credit carryforwards of approximately $2.6 million and $0.2 million, respectively, available to offset future state income taxes and will begin to expire in 2037, and no longer had state investment tax credit carryforwards.

As of December 31, 2023 and 2022, the Company had net operating loss carryforwards in Japan of $1.4 million and $2.3 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2024.

As of December 31, 2023 and 2022, the Company had net operating loss carryforwards in Singapore of $122.0 million and $111.2 million, respectively, which may be available to offset future income tax liabilities and can be carried forward indefinitely.

As of December 31, 2023 and 2022, the Company had net operating loss carryforwards in the United Kingdom of $335.7 million and $314.5 million, respectively, which may be available to offset future income tax liabilities and can be carried forward indefinitely.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets. As of December 31, 2023, management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets in all jurisdictions. Accordingly, a full valuation allowance has been established against those deferred tax assets as of December 31, 2023.

The valuation allowance increased by $20.9 million in 2023. The increase in the valuation allowance for 2023 was primarily a result of operating losses generated with no corresponding financial statement benefit. The Company may release this valuation allowance when management determines that it is more-likely-than-not that the deferred tax assets will be realized. Any release of valuation allowance will be recorded as a tax benefit either increasing net income or decreasing net loss.

The Company’s reserves related to taxes and its accounting for uncertain tax positions are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more-likely-than-not to be realized following resolution of any potential contingencies present related to the tax benefit.

A summary of activity in the Company’s unrecognized tax benefits is as follows:

	2023	2022
	(in thousands)
Unrecognized tax benefit at the beginning of the year	$13,945	$19,864
Tax positions related to prior years	114	(7,320)
Tax positions related to the current year	1,731	1,401
Unrecognized tax benefit at the end of the year	$15,790	$13,945

As of December 31, 2023 and 2022, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was $15.8 million and $13.9 million, respectively. At December 31, 2023, none of the net unrecognized tax benefits would affect the Company’s annual effective tax rate if recognized.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by various tax authorities in the United States, Japan, Singapore and the United Kingdom. Tax years from 2020 to the present are still open to examination in the United States, from 2018 to the present in Japan, from 2019 to the present in Singapore and from 2022 to the present in the United Kingdom. To the extent that the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the tax authorities to the extent utilized in a future period.

As of December 31, 2023 and 2022, $23.9 million and $44.1 million, respectively, of cash and cash equivalents were held by the subsidiaries outside of Singapore. The Company does not provide for Singapore income tax or foreign withholding taxes on foreign unrepatriated earnings, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries. If the Company decides to change this assertion in the future to repatriate any additional foreign earnings, the Company may be required to accrue and pay taxes. Because of the complexity of Singapore and foreign tax rules applicable to the distribution of earnings from foreign subsidiaries to Singapore, the determination of the unrecognized deferred tax liability on these earnings is not practicable.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards in the United States may be subject to a substantial annual limitation under Section 382 of the Code, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the shares of a corporation by more than 50% over a three-year period. In 2018, 2020 and 2022, the Company completed studies to assess whether an ownership change had occurred or whether there have been multiple ownership changes since its formation. The results of the 2018 and 2020 studies indicated that the Company experienced ownership changes as defined by Section 382 of the Code. Based on the results of the 2018 and 2020 studies, management had determined that the limitations will not have a material impact on the Company’s ability to utilize its net operating losses and research and development credit carryforwards to offset future tax liabilities. The results of the 2022 study indicated that the Company experienced an ownership change and will be limited in its ability to utilize net operating losses and its research and development credit carryforwards in the 2022 tax year and going forward. Should one or more ownership changes occur in the future, the Company’s ability to utilize its net operating losses and research and development credit carryforwards may be further limited.

12. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) retirement and savings plan (the “401(k) Plan”) covering employees of Wave USA. The 401(k) Plan allows employees to make contributions up to the maximum allowable amount set by the Internal Revenue Service. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. The Company made contributions of $1.4 million and $1.1 million in the years ended December 31, 2023 and 2022, respectively.

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
•
In April 2023, the Company engaged Shin Nippon Biomedical Laboratories Ltd. (“SNBL”), one of the Company’s shareholders, to provide approximately $2.8 million in certain NHPs contract research services to the Company. During the year ended December 31, 2023, the Company paid SNBL $1.4 million for the aforementioned contract research services.