Form 10-K/A
period 2023-12-31
Wave Life Sciences Ltd.
filed 2024-04-29
CIK 1631574

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
The number of outstanding ordinary shares of the registrant as of March 27, 2024 was 122,318,584.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Amendment”) amends the Annual Report on
Form 10-K
of Wave Life Sciences Ltd. (the “Company,” “we,” “our,” “us” or “Wave”) for the fiscal year ended December 31, 2023, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2024 (the “Original
10-K”).
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
Although we believe that we have a reasonable basis for each forward-looking statement contained in this Amendment, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ. These risks, uncertainties and other factors include, among other things, our

i

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
Set forth below are the names of our directors, their ages as of March 27, 2024, their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which they hold or have held directorships during the past five years. In addition, information about the specific experience, qualifications, attributes or skills that led to our Board’s conclusion at the time of filing of this Amendment that each person listed below should serve as a director, is set forth below:

Name	Age	Position/Title
Paul B. Bolno, M.D., MBA	50	President, Chief Executive Officer and Director
Christian Henry	56	Chairman of the Board
Mark H. N. Corrigan, M.D.	66	Director
Peter Kolchinsky, Ph.D.	47	Director
Adrian Rawcliffe	51	Director
Ken Takanashi	59	Director
Aik Na Tan	53	Director
Gregory L. Verdine, Ph.D.	64	Director
Heidi L. Wagner, J.D.	59	Director
Paul B. Bolno, M.D.
,
MBA
has served as our President and Chief Executive Officer since December 2013 and as a director since April 2014. Since May 2020, Dr. Bolno has served as Chairman of the Scientific Advisory Group for the Nucleic Acid Therapy Accelerator (NATA) in the United Kingdom. From June 2020 through March 2024, Dr. Bolno served on the board of directors of SQZ Biotechnologies, a publicly-traded life sciences company that was acquired by STEMCELL Technologies Canada Acquisitions, Inc. in March 2024. Prior to joining us, he served at GlaxoSmithKline plc from 2009 to 2013 in various roles, including Vice President, Worldwide Business Development—Head of Asia BD and Investments, Head of Global Neuroscience BD, a director of Glaxo Welcome Manufacturing, Pte. Ltd. in Singapore and Vice President, Business Development for the Oncology Business Unit, where he helped establish GlaxoSmithKline’s global oncology business and served as a member of the Oncology Executive Team, Oncology Commercial Board and Cancer Research Executive Team. Prior to GlaxoSmithKline, he served as director of Research at Two River LLC, a health care private equity firm from 2004 to 2009. Dr. Bolno earned a medical degree from
MCP-Hahnemann
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
Mark H. N. Corrigan, M.D.
has served as a director since September 2019. Since June 2021, Dr. Corrigan has served as a member of the board of directors of Nabriva Therapeutics plc, a publicly traded commercial-stage biopharmaceutical company, and previously served on its board of directors from June 2017 to May 2020. Dr. Corrigan also currently serves as chairman of the board of directors of Elios Therapeutics, LLC, a privately-held development-stage immuno-oncology company, and on the board of directors and as president of Silver Creek Pharmaceuticals, Inc., a privately-held clinical-stage biotechnology company. Dr. Corrigan served as the Chief Executive Officer of Correvio Pharma Corp. (“Correvio”), from March 2019 to May 2020. Prior to joining Correvio, Dr. Corrigan was President of Research and Development at Tremeau Pharmaceuticals (of which he is also a co-founder)
from 2016 to March 2019. Dr. Corrigan served as President and Chief Executive Officer of Zalicus, Inc. (formerly CombinatoRx) from 2010 to 2014. Prior to that time, from 2003 to 2009, Dr. Corrigan held the role of Executive Vice President, Research and Development at Sepracor Inc. From 2000 to 2003, Dr. Corrigan served as Group Vice President, Clinical Research & Experimental Medicine at Pharmacia Corporation. Prior to this, Dr. Corrigan held various roles at The Upjohn Company, The University of North Carolina, and the National Institute of Mental Health Center for Psychoneuroendocrinology in Adults and Children at Dorthea Dix Hospital. Dr. Corrigan previously served as a member of the board of directors of Avanir Pharmaceuticals, Inc., CoLucid Pharmaceuticals, Inc., Correvio Pharma Corp., and Cubist Pharmaceuticals, Inc. Dr. Corrigan holds an M.D. from the University of Virginia and received specialty training in psychiatry at Maine Medical Center and Cornell University. He received a Bachelor of Arts in Psychology from the University of Virginia. We believe he is qualified to serve on our Board because of his extensive experience working with clinical-stage, publicly-traded biopharmaceutical companies as a board member, board committee member and chief executive officer, his medical degree and clinical training in psychiatry, and his clinical and regulatory expertise.
Peter Kolchinsky, Ph.D.
has served as a director since January 2015. Dr. Kolchinsky is a founder and Managing Partner of RA Capital Management, L.P., a multi-stage investment manager which is dedicated to evidence-based investing in healthcare and life science companies that are developing drugs, medical devices, diagnostics, services and research tools, where he has worked since 2001. RA Capital Management, L.P. is the investment manager of RA Capital Healthcare Fund, L.P. Dr. Kolchinsky has served as a member of the board of directors of ARS Pharmaceuticals Inc., a publicly-traded biopharmaceutical company, since November 2022, and as a member of the board of directors of Icosavax, Inc., a publicly-traded biopharmaceutical company, since July 2021, in addition to serving as a member of the board of directors of a number of privately-held companies. Dr. Kolchinsky previously served as a member of the board of directors of Forma Therapeutics Holdings, Inc., from December 2019 through October 2022, Dicerna Pharmaceuticals, Inc., from July 2013 to December 2019, and Synthorx, Inc., from May 2018 to January 2020, all of which were publicly-traded biopharmaceutical companies. Dr. Kolchinsky also leads RA Capital’s engagement and publishing efforts, which aim to make a positive social impact and spark collaboration among healthcare stakeholders, including patients, physicians, researchers, policymakers, and industry. He served on the Board of Global Science and Technology for the National Academy of Sciences from 2009 to 2012, is the author of “The Great American Drug Deal” and “The Entrepreneur’s Guide to a Biotech Startup”, and frequently writes and speaks on the future of biotechnology innovation. Dr. Kolchinsky earned his Ph.D. in virology from Harvard University and earned his bachelor’s degree in Biology from Cornell University. We believe he is qualified to serve on our Board because of his scientific acumen, his strong reputation as a thought leader in the life sciences industry, his extensive experience investing in and forming, building and growing life sciences companies and mentoring their management teams, as well as his experience as an institutional investor and his experience serving as a board member, board committee member, and board observer of various publicly-traded and privately-held healthcare and life science companies.
Adrian Rawcliffe
has served as a director since February 2017. Since September 2019, Mr. Rawcliffe has served as the Chief Executive Officer and on the board of directors of Adaptimmune Therapeutics plc. (“Adaptimmune”), a publicly traded clinical-stage biopharmaceutical company. Mr. Rawcliffe also serves on the board of directors of Adaptimmune Ltd., a privately-held company and subsidiary of Adaptimmune. From 2015 to September 2019, he served as Adaptimmune’s Chief Financial Officer. Prior to joining Adaptimmune, Mr. Rawcliffe served in various roles at GlaxoSmithKline plc, including Senior Vice President Finance, North America Pharmaceuticals and Global Franchises from 2011 to 2015; Senior Vice President, Worldwide Business Development and R&D Finance from 2006 to 2011; Vice President, Worldwide Business Development Transactions and Ventures from 2003 to 2005; and Vice President, Deal Structuring from 2001 to 2003. From 2005 to 2006, Mr. Rawcliffe served as the President and Managing Partner of SR One Ltd. Mr. Rawcliffe began his career as a supervisor at Coopers & Lybrand (now PricewaterhouseCoopers) from 1993 to 1997. Mr. Rawcliffe received his B.Sc. in Natural Sciences from the University of Durham, England. Mr. Rawcliffe also received Chartered Accountancy training through The Institute of Chartered Accountants in England and Wales (ICAEW). We believe he is qualified to serve on our Board because of his global operating and business leadership experience working in the biopharmaceutical industry, his experience as a board member, board committee member, chief financial officer and chief executive officer of publicly-traded biotechnology companies, and his extensive operating and corporate development experience working in various roles at one of the world’s largest global healthcare companies.

Ken Takanashi
has served as a director since July 2012. Since 2002, Mr. Takanashi has served in various executive management and director roles at Shin Nippon Biomedical Laboratories Ltd. (“SNBL”) and its affiliates and currently serves as its Executive Vice President, Representative Director. Mr. Takanashi was the Chief Financial Officer of SNBL USA, Ltd., a subsidiary of Shin Nippon Biomedical Laboratories, from 2012 to 2014. Since 2016, Mr. Takanashi has also served on the board of directors of Satsuma Pharmaceuticals, Inc., a biopharmaceutical company that was previously publicly-traded and became a privately-held company and wholly-owned subsidiary of SNBL on June 8, 2023. Mr. Takanashi also serves as a member of the board of directors of TMS Co., Ltd., a biopharmaceutical company listed on the Tokyo Stock Exchange, since March 2022. Mr. Takanashi earned an M.B.A. from the University of Warwick and received his bachelor’s degree from the University of Tokyo and is a Chartered Public Accountant. We believe he is qualified to serve on our Board because of his extensive experience leading global research and development organizations in the biopharmaceutical industry, his experience forming, building and taking life sciences companies public, his experience serving as a board member and board committee member of various publicly-traded life sciences companies, his long-standing history with Wave, his close familiarity with our Japanese operations, and his business, financial and accounting credentials.
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
the
non-profit
Gloucester Marine Genomics Institute and Gloucester Biotechnology Academy in 2013 and served as the Founding President until 2016. He is the co-founder
of Fog Pharmaceuticals Inc., a privately-held company, and currently serves as Vice Chairman of the board of directors for the company and previously served as President and Chief Executive Officer of the company from October 2015 to June 2023. He is also President and Chief Executive Officer and serves on the board of directors of LifeMine Therapeutics Inc., a privately-held company. He is also the founder of Warp Drive Bio (merged with Revolution Medicines, Inc. (Nasdaq: RVMD)) and served in various roles, from Chief Scientific Officer to Chief Executive Officer, from the company’s inception in 2012 until April 2016. Dr. Verdine founded Enanta Pharmaceuticals and served as a member of its board of directors from 1990 through its initial public offering in 2013. He has served as a Venture Partner at WuXi Healthcare Ventures, AppleTree Ventures, TPG Biotech and Third Rock Ventures. He has served on the Board of Scientific Counselors of the National Cancer Institute, and on the Board of Scientific Consultants of the Memorial Sloan Kettering Cancer Center, and was a Senior Advisor to Shin Nippon Biomedical Laboratories Ltd, Hofmann La Roche, Pfizer and Merck. Dr. Verdine is also a co-founder
of Eleven Biotherapeutics, Tokai Therapeutics, Aileron Therapeutics, and Gloucester Pharmaceuticals (acquired by Celgene in 2010). He has also served as a director of the Chemical Biology Initiative and the Program in Cancer Chemical Biology at the Dana-Farber Cancer Institute. Dr. Verdine received his Ph.D. in Chemistry from Columbia University and completed postdoctoral work in Molecular Biology at the Massachusetts Institute of Technology and Harvard Medical School. We believe he is qualified to serve on our Board because of his expertise and deep knowledge of our technology as one of our co-founders,
his vast expertise in new modality therapeutics, including as a co-inventor
of the core Wave Life Sciences stereochemistry technology and leading expert in the field of stereopure oligonucleotide therapeutics, and his long track record of founding, advising and leading multiple successful biopharmaceutical companies.
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
. During the fiscal year ended December 31, 2023, our Board held four meetings, and the various committees of the Board met a total of 17 times. No director attended fewer than 75% of the total number of meetings of the Board and of committees of the Board on which such director served during 2023. The Board has adopted a policy under which our directors make reasonable efforts to attend our annual general meetings of shareholders. As a Singapore company, we are required to prepare annual Singapore statutory audited financial statements (our “second annual audit”) and to deliver them to our shareholders in connection with our annual general meetings of shareholders. Our second annual audit can only be conducted following our first annual audit, which requires our preparation and filing of annual U.S. generally accepted accounting principles (GAAP) audited consolidated financial statements with the SEC. As a result, these multiple audits do not allow us to schedule our quarterly board meetings at the same time as our annual general meetings of shareholders and we typically hold our annual general meetings during the summertime.
Audit Committee
.
 Our Audit Committee held seven meetings during the fiscal year ended December 31, 2023. Our Audit Committee currently has four members: Mr. Rawcliffe (Chairman), Dr. Corrigan, Mr. Henry, and Ms. Tan. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the responsibility to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews annual financial statements, considers matters relating to accounting policy and internal controls, including oversight of data privacy and cyber security matters, and reviews the scope of annual audits.
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
Compensation Committee
.
Our Compensation Committee met four times during the fiscal year ended December 31, 2023. The Compensation Committee currently has three members: Mr. Henry (Chairman), Mr. Rawcliffe, and Ms. Wagner. Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and include reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our 2021 Equity Incentive Plan, as amended (the “2021 Plan”), our 2014 Equity Incentive Plan, as amended (the “2014 Plan”), and our 2019 Employee Share Purchase Plan (the “2019 ESPP”). The Compensation Committee is responsible for determining the compensation of our executive officers.
Each member of the Compensation Committee qualifies as independent under the definition promulgated by the Nasdaq Stock Market.
The Compensation Committee’s written charter is publicly available on our website at www.wavelifesciences.com.

Nominating and Corporate Governance Committee
.
Our Nominating and Corporate Governance Committee met two times during the fiscal year ended December 31, 2023. The Nominating and Corporate Governance Committee currently has three members: Ms. Wagner (Chairman), Mr. Takanashi and Dr. Corrigan. The Nominating and Corporate Governance Committee’s role and responsibilities are set forth in the Nominating and Corporate Governance Committee’s written charter and include evaluating and making recommendations to the full Board as to the size and composition of the Board and its committees, evaluating and making recommendations as to potential candidates, and evaluating current Board members’ performance. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing our environmental, social and governance (“ESG”) strategy, initiatives and policies and overseeing our practices related to human capital management and diversity, equity and inclusion (“DEI”).
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

•	Nominees should have a commitment to understand Wave and our industry and to regularly attend and participate in meetings of the Board and its committees.

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
The Nominating and Corporate Governance Committee considers issues of diversity among its members in identifying and considering nominees for director, and strives where appropriate to achieve a diverse balance of backgrounds, perspectives, experience, age, gender, ethnicity and country of citizenship on the Board and its committees. The value of many forms of diversity is reflected on our Board, and we believe that our current Board represents diversity of thought, background and experience, as well as diversity of personal characteristics such as gender, ethnicity and age. The Board and management seek out highly qualified women and minority candidates, as well as candidates with diverse backgrounds, skills and experiences as part of each search they conduct for qualified directors and executive officers, respectively. Our Board currently includes two directors who identify as women and two directors who identify as racially diverse. The Nominating and Corporate Governance Committee’s written charter and our Corporate Governance Guidelines, which set forth our nominee requirements, are publicly available on our website at www.wavelifesciences.com.
Research and Development Committee
. Our Research and Development Committee met four times during the fiscal year ended December 31, 2023. The Research and Development Committee currently has three members: Drs. Corrigan (Chairman), Kolchinsky and Verdine. Our Research and Development Committee’s role and responsibilities are set forth in the Research and Development Committee’s written charter and generally include assisting us in evaluating research, development and technology (“R&D”) issues and decisions; reviewing and providing feedback to our R&D management on our current and planned R&D programs and initiatives; serving as a sounding board for our R&D organization on research and development matters; and identifying and discussing with the Board significant emerging scientific and clinical issues and trends.

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
.

Board Diversity Matrix (As of March 27, 2024)
Total Number of Directors
9
	Female	Male
Gender:
Directors	2	7
Number of Directors Who Identify in Any of the Categories Below:
Asian	1	1
White	1	6
Procedures by which Shareholders may Nominate Directors
The Nominating and Corporate Governance Committee shall review and evaluate information available to it regarding candidates proposed by shareholders and shall apply the same criteria, and shall follow substantially the same process in considering them, as it does in considering other candidates. The factors generally considered by the Nominating and Corporate Governance Committee are set out in our Corporate Governance Guidelines, which are publicly available on our website at http://ir.wavelifesciences.com/ under the heading “Corporate Governance.” If a shareholder wishes to nominate a candidate to be considered by the Nominating and Corporate Governance Committee for election as a director at our 2025 Annual General Meeting of Shareholders, it must give timely notice of the nomination in writing to our General Counsel not less than 45 days prior to the date that is one year following the date on which we first mail our proxy statement relating to our 2024 Annual General Meeting of Shareholders (the “2024 AGM”). All shareholder proposals should be marked for the attention of General Counsel, Wave Life Sciences Ltd., 733 Concord Avenue, Cambridge, MA 02138.
Familial Relationships
There are no familial relationships between any of our executive officers and directors.
Board Leadership Structure and Role in Risk Oversight
The positions of Chairman of the Board and Chief Executive Officer of Wave are presently separate. We believe that separating these positions allows our Chief Executive Officer to focus on our day-to-day
business operations and strategy, while allowing our Chairman of the Board to lead the Board in its fundamental role of providing advice to, and independent oversight of, management. Our Board recognizes the time, effort and energy that the Chief Executive Officer is required to devote to their position in the current business environment, as well as the commitment required to serve as our Chairman, particularly as the Board’s oversight responsibilities continue to grow. Our Board also believes that this structure ensures a greater role for the independent directors in the oversight of Wave and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our Board. The Board retains the authority to modify this leadership structure as and when appropriate to best address our unique circumstances at any given time and to serve the best interests of our shareholders.
Our Board oversees the risk management activities designed and implemented by our management and considers specific risks, including, for example, risks associated with our strategic plan, business operations, and capital structure. Our Board executes its oversight responsibility for risk management both directly and through delegating oversight of certain of these risks to its committees. The committees oversee and regularly report to our Board with respect to the risks delegated to them or when a matter rises to the level of a material or enterprise level risk. In addition, our Board receives regular reports from members of our management team and other personnel that include assessments and potential mitigation of the risks and exposures involved with their respective areas of responsibility. Some examples of these risks include matters relating to our operations, research and development efforts, clinical trials, manufacturing capabilities, financial position and liquidity, and our communications strategy.

Our Board delegates to the Audit Committee oversight of certain aspects of our risk management process. Specifically, the Audit Committee receives regular reports from members of senior management on areas of material risk to us, including operational, financial, legal, regulatory, strategic and reputational risks, and risks related to IT, data privacy and cyber security. Our Compensation Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks arising from our executive compensation policies, practices and goal setting, including whether such policies balance risk and reward appropriately, align with shareholder interests, and are consistent with best practices. Our Nominating and Corporate Governance Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks associated with Board organization, membership and structure, succession planning for our directors and executive officers, corporate governance and human capital practices.
Hedging and Pledging Policies
We maintain a policy that, among other things, prohibits all officers, including our executive officers, directors and employees from engaging in “hedging” transactions with respect to our ordinary shares. This includes short sales, hedging of share ownership positions, transactions in straddles, collars or other similar risk reduction or hedging devices, and transactions involving derivative securities relating to our ordinary shares. In addition, they are also prohibited from pledging our securities.
Clawback Policy
On October 2, 2023, our Board adopted a Clawback Policy to comply with the new clawback rules and listing standards promulgated by the SEC and Nasdaq Stock Market, respectively. The Clawback Policy generally provides that we will seek to recover, in the event of a required accounting restatement, excess incentive compensation received by covered officers where that compensation is based on erroneously reported financial information, regardless of fault or misconduct.
Shareholder Communications to the Board
Generally, shareholders who have questions or concerns or who wish to address questions regarding our business directly with the Board, or any individual director, should direct their questions in writing to IR@wavelifesci.com. Communications will be distributed to the Board, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communications. Items that are unrelated to the duties and responsibilities of the Board may be excluded, such as junk mail and mass mailings, resumes and other forms of job inquiries, surveys and solicitations or advertisements. In addition, any material that is unduly hostile, threatening, or illegal in nature may be excluded, provided that any communication that is filtered out will be made available to any outside director upon request.
Executive Officers
Set forth below is information as of March 27, 2024 regarding our executive officers who are not also directors. We have employment agreements with our executive officers and all of our executive officers are at-will
employees.

Name	Age	Title
Christopher Francis, Ph.D.	46	Senior Vice President, Corporate Development, Head of Emerging Areas
Kyle Moran, CFA	53	Chief Financial Officer
Chandra Vargeese, Ph.D.	62	Chief Technology Officer, Head of Platform Discovery Sciences
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
Chandra Vargeese, Ph.D.
has served as our Chief Technology Officer, Head of Platform Discovery Sciences since May 2020. During the period of August 2014 to April 2020, Dr. Vargeese served as Senior Vice President, Head of Drug Discovery. Before joining us, Dr. Vargeese served as Novartis’ Executive Director and Head of RNA Chemistry and Delivery, a position she held from 2008 to 2014. Prior to joining Novartis, Dr. Vargeese led siRNA delivery in the RNA Therapeutics division at Merck & Co., where she served as Senior Director and Head of RNA Chemistry and Delivery. Dr. Vargeese joined Merck through its acquisition of Sirna Therapeutics (“Sirna”), where she was Vice President of Chemistry. Before Sirna, Dr. Vargeese served as Associate Director of Chemistry at NeXstar Pharmaceuticals and is the
co-inventor
of Macugen (pegaptanib), an approved therapy for treating wet
Age-Related
Macular Degeneration (AMD). Dr. Vargeese earned a Ph.D. in Organic Chemistry at the Indian Institute of Science, Bangalore, India and completed post-doctoral work at the University of Rhode Island.
CODE OF BUSINESS CONDUCT AND ETHICS
We have adopted a code of business conduct and ethics that applies to all of our employees, including our principal executive officer and principal financial and accounting officer. The text of the code of conduct and ethics is posted on our website at
www.wavelifesciences.com
. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive officer or principal financial officer will be included in a Current Report on Form
8-K
filed with the SEC within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of the Nasdaq Stock Market.

Item 11.	Executive Compensation.
EXECUTIVE OFFICER AND DIRECTOR COMPENSATION
Executive Officer Compensation
We are a “smaller reporting company” under Item 10 of Regulation
S-K
promulgated under the Exchange Act, and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies.
Summary Compensation Table
The following table shows the total compensation paid or accrued during the last two fiscal years ended December 31, 2023 and 2022 for (i) our President and Chief Executive Officer, and (ii) our two next most highly compensated executive officers, who earned more than $100,000 during the fiscal year ended December 31, 2023 and were serving as executive officers as of such date. Collectively, these three individuals are our named executive officers (“NEOs”) for purposes of this Amendment.

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
Paul B. Bolno, M.D., MBA	2023	636,400	2,744,529	475,700	17,671	3,874,300
President and Chief Executive Officer	2022	617,900	1,565,220	461,900	22,977	2,667,997
Chandra Vargeese, Ph.D.	2023	473,340	1,051,535	245,000	13,464	1,783,339
Chief Technology Officer, Head of Platform Discovery Sciences	2022	459,540	521,740	237,800	12,714	1,231,794
Kyle Moran, CFA	2023	471,300	970,730	243,900	11,142	1,697,072
Chief Financial Officer	2022	439,875	470,923	227,600	10,392	1,148,790

(1)
Amounts represent the aggregate grant date fair value for the option awards identified, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in our Original
10-K.

(2)
For 2023, the amounts include 401(k) matching contributions of $9,900 made to each of Drs. Bolno and Vargeese and Mr. Moran, as well as the value of annual premiums paid by us with respect to a life insurance policy for the benefit of each of the NEOs. For 2023, the amount for Dr. Bolno also includes reimbursement of commuting expenses of $5,606 and the related tax gross up of $1,355.

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
Employment Agreements with Our Named Executive Officers
Paul B. Bolno, M.D., MBA
In May 2020, we entered into an amended and restated employment agreement with Dr. Bolno, pursuant to which he serves as our President and Chief Executive Officer. The employment agreement amends and restates the prior employment arrangement between us and Dr. Bolno. As of January 1, 2023, Dr. Bolno’s annual base salary was $636,400 and the Compensation Committee established his annual target bonus percentage at 65% of his annual base salary, with the actual amount to be paid determined based on the achievement of annual performance milestones defined by our Board in its sole discretion. Effective January 1, 2024, the Compensation Committee approved an increase of Dr. Bolno’s annual base salary to $655,500. In February 2024, in recognition of his 2023 performance supporting the achievement of our corporate goals, as discussed below, the Compensation Committee authorized a cash bonus for Dr. Bolno of $475,700 that was equal to 115% of his 2023 target bonus. In addition, in February 2024, the Compensation Committee approved an award to Dr. Bolno of an option to purchase 1,008,600 of our ordinary shares under our 2021 Plan as a 2024 long-term incentive plan (“2024 LTIP”) award, with such options vesting over a four-year period, with 25% vesting on the first anniversary of the date of grant and the remainder vesting quarterly thereafter.
Pursuant to Dr. Bolno’s employment agreement, if we terminate his employment without cause or if he terminates his employment for good reason, Dr. Bolno will be entitled to receive continued payment of his then-current annual base salary for 18 months following termination; continued payment of health insurance premiums at our then-normal rate of contribution until the earlier of 18 months following termination or until he commences new employment; and the payment of a separation bonus equal to his then annual target bonus opportunity prorated through the termination date. In addition, if a change of control occurs and within one year following the change of control Dr. Bolno is terminated without cause or if Dr. Bolno terminates his employment for good reason, he will be entitled to receive a lump sum cash payment equal to 18 months of his then-current annual base salary; continued payment of health insurance premiums at our then-normal rate of contribution until the earlier of 18 months following termination or until he commences new employment; and the payment of a separation bonus equal to his then annual target bonus opportunity. Pursuant to applicable equity agreements with Dr. Bolno, all unvested shares underlying outstanding options and RSUs that were granted to him on or after January 1, 2018 will become fully vested upon his termination without cause or for good reason within 12 months following a change of control. Receipt of the severance and change of control benefits described above is subject to execution of a release of claims against us and compliance with certain restrictive covenants following the termination of his employment.
Chandra Vargeese, Ph.D.
In May 2020, we entered into an amended and restated employment agreement with Dr. Vargeese, pursuant to which she serves as our Chief Technology Officer, Head of Platform Discovery Sciences. The employment agreement amends and restates the prior employment arrangement between us and Dr. Vargeese. As of January 1, 2023, Dr. Vargeese’s annual base salary was $473,340, and the Compensation Committee established her annual target bonus percentage at 45% of her annual base salary, with the actual amount to be paid determined based on the achievement of annual performance milestones defined by our Board in its sole discretion. Effective January 1, 2024, the Compensation Committee approved an increase of Dr. Vargeese’s annual base salary to $487,540. In February 2024, in recognition of her 2023 performance supporting the achievement of our corporate goals, as discussed below, the Compensation Committee authorized a cash bonus for Dr. Vargeese of $245,000 that was equal to 115% of her 2023 target bonus. In addition, in February 2024, the Compensation Committee approved an award to Dr. Vargeese of an option to purchase 361,700 of our ordinary shares under our 2021 Plan as a 2024 LTIP award, with such options vesting over a four-year period, with 25% vesting on the first anniversary of the date of grant and the remainder vesting quarterly thereafter.
Pursuant to Dr. Vargeese’s employment agreement, if we terminate her employment without cause or if she terminates her employment for good reason, Dr. Vargeese will be entitled to receive continued payment of her then-current annual base salary for 12 months following termination; continued payment of health insurance premiums at our then-normal rate of contribution until the earlier of 12 months following termination or until she commences new employment; and the payment of a separation bonus equal to her then annual target bonus opportunity prorated through the termination date. In addition, if a change of control occurs and within one year following the change of control Dr. Vargeese is terminated without cause or if Dr. Vargeese terminates her employment for good reason, she will be entitled to receive a lump sum cash payment equal to 12 months of her then-current annual base salary; continued payment of health insurance premiums at our then-normal rate of contribution until the earlier of 12 months following termination or until she commences new employment; and the payment of a separation bonus equal to her then annual target bonus opportunity. Pursuant to applicable equity agreements with Dr. Vargeese, all unvested shares underlying outstanding options and RSUs that were granted to her on or after January 1, 2018 will become fully vested upon her termination without cause or for good reason within 12 months following a change of control. Receipt of the severance and change of control benefits described above is subject to execution of a release of claims against us and compliance with certain restrictive covenants following the termination of her employment.
Kyle Moran, CFA
In January 2021, we entered into an amended and restated employment agreement with Mr. Moran, pursuant to which he serves as our Chief Financial Officer. The employment agreement amends and restates the prior employment arrangement between us and Mr. Moran. As of January 1, 2023, Mr. Moran’s annual base salary was $471,300, and the Compensation Committee established his annual target bonus percentage at 45% of his annual base salary, with the actual amount to be paid determined based on the achievement of annual performance milestones defined by our Board in its sole discretion. Effective January 1, 2024, the Compensation Committee approved an increase of Mr. Moran’s annual base salary to $497,200. In February 2024, in recognition of his 2023 performance supporting the achievement of our corporate goals, as discussed below, the Compensation Committee authorized a cash bonus for Mr. Moran of $243,900 that was equal to 115% of his 2023 target bonus. In addition, in February 2024, the Compensation Committee approved an award to Mr. Moran of an option to purchase 371,500 of our ordinary shares under our 2021 Plan as a 2024 LTIP award, with such options vesting over a four-year period, with 25% vesting on the first anniversary of the date of grant and the remainder vesting quarterly thereafter.
Pursuant to Mr. Moran’s employment agreement, if we terminate his employment without cause or if he terminates his employment for good reason, Mr. Moran will be entitled to receive continued payment of his then-current annual base salary for 12 months following termination; continued payment of health insurance premiums at our then-normal rate of contribution until the earlier of 12 months following termination or until he commences new employment; and the payment of a separation bonus equal to his then annual target bonus opportunity prorated through the termination date. In addition, if a change of control occurs and within one year following the change of control Mr. Moran is terminated without cause or if Mr. Moran terminates his employment for good reason, he will be entitled to receive a lump sum cash payment equal to 12 months of his then-current annual base salary; continued payment of health insurance premiums at our then-normal rate of contribution until the earlier of 12 months following termination or until he commences new employment; and the payment of a separation bonus equal to his then annual target bonus opportunity. Pursuant to applicable equity agreements with Mr. Moran, all unvested shares underlying outstanding options and RSUs that were granted to him on or after January 1, 2018 will become fully vested upon his termination without cause or for good reason within 12 months following a change of control. Receipt of the severance and change of control benefits described above is subject to execution of a release of claims against us and compliance with certain restrictive covenants following the termination of his employment.
Other Provisions Applicable to Named Executive Officers
In addition, as a condition of their employment, each of our NEOs has entered into a non-competition
and
non-solicitation
agreement pursuant to which he or she has agreed not to compete with us for a period of 12 months following the termination of their employment with us. All agreements generally provide for at-will
employment and that our NEOs are eligible to participate in employee benefit plans of general applicability to other senior executives, which we maintain from time to time.
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
Annual Cash Incentive Program
Our executive officers are eligible to receive annual cash incentive awards, with the target bonus opportunity for 2023 determined as a percentage of their base salary. At the beginning of 2023, our Board approved ambitious corporate goals and objectives that our Compensation Committee then used to design our annual cash incentive program for 2023. Under this program, the Compensation Committee determined that the corporate goals would apply uniformly to all of our executive officers. Our 2023 corporate goals that were set by our Board to determine our 2023 corporate performance, plus our additional achievements that proved to be helpful or important to our operations during 2023, are set forth below:

•
Executed our
WVE-006
development strategy on time and on budget by initiating dosing in the first RNA editing clinical trial for AATD, thereby advancing our strategic collaboration with GSK by earning a $20 million cash milestone payment and enabling potential achievement of proof of mechanism and additional milestones in 2024

•
Executed
WVE-N531
development strategy on time and on budget by initiating dosing in Part B of the
FORWARD-53
study to enable evaluation of dystrophin protein restoration data after 24 weeks in 2024, followed by evaluation at 48 weeks of dosing thereafter

•	Demonstrated uptake of WVE-N531 in satellite cells from clinical biopsies, indicating that WVE-N531 is being delivered to cells important for tissue regeneration

•
Leveraged our strategic collaboration with GSK by selecting INHBE to become our first wholly owned Wave collaboration program; designed and identified lead candidates for this program and accelerated development of program to enter clinic in 2025

•
Designed INHBE program to incorporate our next generation GalNAc-small interfering RNA (siRNA) format to silence the INHBE (Inhibin ßE) gene through RNA knockdown with a goal of inducing lipolysis
(fat-burning)
while preserving muscle mass to restore and maintain a healthy metabolic profile

•	Advanced our strategic collaboration with GSK by initiating all requested target validation programs and conducting associated research activities on time or ahead of schedule

•	Completed enrollment in our 30 mg multi-dose cohort of SELECT-HD to enable availability of clinical data for decision making on our WVE-003 program on track for the second quarter of 2024

•
Advanced our strategic collaboration with Takeda by achieving a $7 million cash milestone payment pertaining to positive results from a non-clinical
study of
WVE-003
in
non-human
primates, which showed significant tissue exposure levels of
WVE-003
in deep brain regions, including striatum, and bolstered our existing datasets that confirm the ability of our oligonucleotides to distribute to areas of the CNS important for HD

•	Built and utilized proprietary “edit-verse,” powered by genetic datasets and deep learning models and designed to identify new targets for all of our modalities

•	Bolstered publication strategy with seven manuscripts published, five more submitted and 25 oral presentations provided in 2023

•	Raised approximately $115 million from our December 2023 public offering, thereby extending our cash runway into the fourth quarter of 2025

•	Maintained low employee turnover and added key, diverse talent broadly throughout the organization

•	Actively managed spend and delivered our 2023 corporate goals within our 2023 budget
Based on our Board’s assessment and consideration of the relative weighting and importance of our goals, our Board determined that we achieved 115% of our 2023 corporate goals. The Compensation Committee then determined that bonuses
for 2023 performance be paid to our NEOs based on these results.
Long-Term Incentive Compensation
We view long-term incentive compensation in the form of equity awards as a critical element of our executive compensation program. Our program is designed to reward demonstrated leadership and performance, align our executive officers’ interests with those of our shareholders through sustained, long-term value creation while retaining and motivating our executive officers for future performance.
2024 Long-Term Incentive Program
In 2024, the long-term incentive component of the compensation of our NEOs consisted solely of share options. These share options were granted to each of our NEOs by our Compensation Committee on February 5, 2024, at an exercise price of $3.87 per share, and vest over a four-year term, with 25% vesting on February 5, 2025, and the remainder vesting quarterly thereafter. The Compensation Committee determined to grant share options to best align employees, including NEOs, with investors’ interests to build long-term shareholder value in Wave.
2023 Long-Term Incentive Program
In 2023, the long-term incentive component of the compensation of our NEOs consisted solely of share options. These share options were granted to each of our NEOs by our Compensation Committee on February 17, 2023, at an exercise price of $4.75 per share, and vest over a four-year term, with 25% vesting on February 17, 2024, and the remainder vesting quarterly thereafter. The Compensation Committee determined to grant share options to best align employees, including NEOs, with investors’ interests to build long-term shareholder value in Wave.
401(k) Plan
We maintain a defined contribution 401(k) plan that is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). In general, all of our U.S. employees, including our NEOs, are eligible to participate in the 401(k) plan. Under the 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit, which was equal to $22,500 in 2023, and to have the amount of such reduction contributed to the 401(k) plan. In addition, employees who turn age 50 before the end of the 2023 calendar year may also defer up to an additional $7,500. We currently match 50% of an employee’s 401(k) contributions up to a maximum of 6% of the participant’s includable compensation. Matching contributions are 100% vested upon completion of one year of service with the Company. Matching contributions made to each of our NEOs are included in the “Summary Compensation Table” above. We do not provide defined benefit retirement plans, post-retirement health coverage, or any other supplemental retiree benefits for our NEOs.
2021 Equity Incentive Plan
Our 2021 Equity Incentive Plan was amended on August 1, 2023 (the “2021 Plan”), following receipt of shareholder approval at our 2023 Annual General Meeting (“2023 AGM”) to authorize an additional 6,500,000 ordinary shares, for an aggregate of 17,950,000 ordinary shares, for the granting of incentive options, non-qualified
options (“NQSOs”), share appreciation rights and restricted share unit awards to eligible employees and directors of the Company. The 2021 Plan serves as the successor to our 2014 Plan, such that outstanding awards granted under the 2014 Plan continue to be governed by the terms of the 2014 Plan, but no awards may be issued under the 2014 Plan after August 10, 2021. Any outstanding awards under the 2014 Plan that are forfeited, cancelled or otherwise terminated (other than by exercise or withheld by the Company to satisfy any tax withholding obligation) on or after August 10, 2021 may be reissued under the 2021 Plan and any shares subject to an award that is canceled, forfeited or expires prior to exercise or realization, either in full or in part, under the 2021 Plan will again become available for issuance under the 2021 Plan. However, shares subject to an award under the 2021 Plan will not again be made available for issuance or delivery under the 2021 Plan if such shares are (a) shares tendered in payment of an option; (b) shares delivered or withheld by us to satisfy any tax withholding obligation; or (c) shares covered by a share-settled share appreciation right or other awards that were not issued upon the settlement of the award.
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

Outstanding Equity Awards at 2023 Fiscal
Year-End
The following table shows grants of options and unvested restricted share unit awards outstanding on the last day of the fiscal year ended December 31, 2023 to each of the NEOs.

		Option Awards					Share Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Share Units That Have Not Vested (#)	Market Value of Shares or Share Units That Have Not Vested ($) (5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (5)
Paul B. Bolno, M.D., MBA	3/10/2015	219,025	—		$2.48	3/10/2025
	6/16/2016	236,400	—		$18.79	6/16/2026
	1/25/2017	72,500	—		$29.05	1/25/2027
	1/23/2018	109,000			$40.05	1/23/2028
	3/3/2020	63,000			$8.17	3/3/2030
	2/1/2021	200,000			$10.48	2/1/2031
	1/1/2022	262,500	337,500	(1)	$3.14	1/1/2032
	7/25/2022	90,000	90,000	(2)	$2.83	7/25/2032
	2/17/2023	—	771,000	(3)	$4.75	2/17/2033

									92,500	(4)	$467,125

		Option Awards					Share Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Share Units That Have Not Vested (#)	Market Value of Shares or Share Units That Have Not Vested ($) (5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (5)
Chandra Vargeese, Ph.D.	3/10/2015	205,964	—		$2.48	3/10/2025
	6/16/2016	49,600	—		$18.79	6/16/2026
	1/25/2017	19,500	—		$29.05	1/25/2027
	1/23/2018	35,000	—		$40.05	1/23/2028
	3/3/2020	36,000	—		$8.17	3/3/2030
	2/1/2021	50,000	—		$10.48	2/1/2031
	1/1/2022	87,500	112,500	(1)	$3.14	1/1/2032
	7/25/2022	30,000	30,000	(2)	$2.83	7/25/2032
	2/17/2023		295,400	(3)	$4.75	2/17/2033
									50,000	(4)	$252,5000
Kyle Moran, CFA	3/10/2015	25,000	—		$2.48	3/10/2025
	6/16/2016	21,647	—		$18.79	6/16/2026
	1/23/2018	15,000	—		$40.05	1/23/2028
	3/3/2020	36,000	—		$8.17	3/3/2030
	2/1/2021	50,000	—		$10.48	2/1/2031
	1/1/2022	76,562	98,438	(1)	$3.14	1/1/2032
	7/25/2022	30,000	30,000	(2)	$2.83	7/25/2032
	2/17/2023	—	272,700	(3)	$4.75	2/17/2033
									15,000	(4)	$75,750

(1)
25% vested on January 1, 2023 and the remainder vests in equal quarterly installments over the following 12 quarters, subject to such officer’s continued service with us on each such vesting date. The award shall become fully vested upon termination without cause or for good reason within 12 months following a change of control.

(2)
50% vested on July 25, 2023 and the remaining 50% vests on July 25, 2024, subject to such officer’s continued service with us on each such vesting date. The award shall become fully vested upon termination without cause or for good reason within 12 months following a change of control.

(3)
25% vests on February 17, 2024 and the remainder vests in equal quarterly installments over the following 12 quarters, subject to such officer’s continued service with us on each such vesting date. The award shall become fully vested upon termination without cause or for good reason within 12 months following a change of control.

(4)
On May 4, 2022, 50% of the 2019 performance-based RSUs vested upon the achievement of the PN chemistry milestone and of the shares listed, if prior to March 7, 2029 the regulatory approval milestone is achieved, 80% of the unvested performance-based RSUs will be earned and vest, and if the commercial sale milestone is achieved, 20% of the unvested 2019 performance-based RSUs will be earned and vest.

(5)	The market value of the 2019 Performance-Based RSUs is based on the closing price of our ordinary shares of $5.05 per share at December 31, 2023.

Director Compensation
The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2023 to each of our non-employee
directors. Directors who are also employees are not compensated for their service on our Board.

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Christian Henry	99,000	123,237	—	222,237
Mark H. N. Corrigan, M.D.	71,500	123,237	—	194,737
Peter Kolchinsky, Ph.D.(3)	47,500	123,237	—	170,737
Adrian Rawcliffe	65,500	123,237	—	188,737
Ken Takanashi	47,500	123,237	—	170,737
Aik Na Tan	49,000	123,237	—	172,237
Gregory L. Verdine, Ph.D.	47,500	123,237		170,737
Heidi L. Wagner, J.D.	62,500	123,237	—	185,737

(1)	Amounts represent fees earned during 2023 under our Non-Employee Director Compensation Policy.
(2)
Amount represents the aggregate grant date fair value for the option awards granted in 2023 to our non-employee
directors, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in our Original
10-K.

(3)
Pursuant to the terms of the RA Capital Healthcare Fund, L.P. governing documents, Dr. Kolchinsky is required to remit to RA Capital Management, L.P. (“RA Capital”) both the cash and the equity compensation, and RA Capital and not Dr. Kolchinsky individually is the beneficial owner of such compensation.

The following table shows the aggregate number of shares subject to options held by each of our non-employee
directors as of December 31, 2023:

Aggregate
Number of
Shares
Subject to
Name	Options
Christian Henry	129,000
Mark H. N. Corrigan, M.D.	118,500
Peter Kolchinsky, Ph.D.	129,000
Adrian Rawcliffe	129,000
Ken Takanashi	129,000
Aik Na Tan	108,000
Gregory L. Verdine, Ph.D.(1)	558,869
Heidi L. Wagner, J.D.	118,500

(1)
In October 2022, the Compensation Committee granted Dr. Verdine a non-qualified
share option for 163,467 ordinary shares as form of payment under his consulting agreement for the service period of October 1, 2022 through December 31, 2024, the vesting of which is subject to Dr. Verdine’s continued service under the consulting agreement.

Non-Employee
Director Compensation Policy
2023
Non-Employee
Director Compensation Policy
At our 2023 AGM, our shareholders approved our 2023
Non-Employee
Director Compensation Policy, under which our
non-employee
directors are compensated for their service as directors, including as members of the various committees of our Board on which they serve, for the Board service period that commenced on the date of our 2023 AGM and runs through the date of our 2024 AGM. The terms of the 2023
Non-Employee
Director Compensation Policy are as follows:
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

(B)
Equity Compensation
:

•
Initial Equity Grant
:
One-time
equity grant upon initial appointment or election to the Board of an option to purchase 90,000 ordinary shares, which shall vest as to 12.5% of the shares on a quarterly basis during the two-year
period following the grant date.

•
Refresh Equity Grant
: Each
non-employee
director whose initial equity grant has an expiration date within twelve months following the 2023 AGM shall be granted an option to purchase 90,000 ordinary shares, which shall vest as to 12.5% of the shares on a quarterly basis during the two-year
period following the grant date.

•
Annual Equity Grant
:
Annual equity grant of an option to purchase 45,000 ordinary shares, which shall vest as to 100% of the shares on the earlier of the 2024 AGM or the first anniversary of the grant date.

•
Limitation on Equity Grants
: A
non-employee
director shall be eligible to receive only one type of option grant at the 2023 AGM, which shall be an initial equity grant, a refresh equity grant, or an annual equity grant, in each case as described above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information with respect to the beneficial ownership of our ordinary shares as of March 27, 2024 for (i) the executive officers named in the Summary Compensation Table appearing elsewhere in this Amendment, (ii) each of our directors, (iii) all of our current directors and executive officers as a group, and (iv) each shareholder known by us to own beneficially more than 5% of our ordinary shares. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem ordinary shares that may be acquired by an individual or group within 60 days after March 27, 2024 pursuant to the exercise of options, the vesting of restricted share unit awards, the exercise of pre-funded
warrants, or the conversion of our outstanding Series A preferred shares into ordinary shares to be outstanding for the purpose of computing the percentage ownership of such individual or group, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all ordinary shares shown to be beneficially owned by them based on information provided to us by these shareholders. Percentage ownership is based on 122,318,584 ordinary shares outstanding on March 27, 2024.

	Ordinary Shares Beneficially Owned
Name	Shares	Percent
5% Beneficial Owners
RA Capital Management, L.P. (1)	25,379,665	19.6%
GSK plc (2)	13,983,761	11.4%
Shin Nippon Biomedical Laboratories, Ltd. (3)	9,606,408	7.6%
Maverick Capital, Ltd. (4)	8,447,804	6.9%
M28 Capital Management LP (5)	7,373,413	6.0%
Directors and Named Executive Officers
Paul B. Bolno, M.D., MBA (6)	1,975,787	1.6%
Chandra Vargeese, Ph.D. (7)	727,222	*
Kyle Moran, CFA (8)	394,079	*
Mark H. N. Corrigan, M.D. (9)	73,500	*
Christian Henry (9)	84,000	*
Peter Kolchinsky, Ph.D. (10)	25,379,665	19.6%
Adrian Rawcliffe (9)	84,000	*
Ken Takanashi (11)	9,690,408	7.7%
Heidi L. Wagner, J.D. (9)	73,500	*
Gregory L. Verdine, Ph.D. (12)	495,434	*
Aik Na Tan (9)	60,576	*
All current directors and executive officers as a group (12 individuals) (13)	39,510,825	28.8%

*	Represents less than 1% of ordinary shares outstanding on March 27, 2024.
(1)
Based on information reported by RA Capital on Form 4/A filed with the SEC on January 17, 2024 and on Schedule 13D/A filed with the SEC on June 21, 2022. Consists of (i) 18,202,009 ordinary shares held by RA Capital Healthcare Fund, L.P. (the “Fund”), (ii) 84,000 ordinary shares underlying options exercisable within 60 days after March 27, 2024 held by Dr. Peter Kolchinsky, a member of our Board, and (iii) 7,093,656 ordinary shares that the Fund beneficially owns based on the right to acquire upon exercise of pre-funded
warrants RA Capital Healthcare Fund GP, LLC is the general partner of the Fund. The general partner of RA Capital is RA Capital Management GP, LLC, of which Dr. Kolchinsky and Mr. Rajeev Shah are the controlling persons. RA Capital serves as investment adviser for the Fund and may be deemed a beneficial owner of any securities of the Company held by the Fund. The Fund has delegated to RA Capital the sole power to vote and the sole power to dispose of all securities held in the Fund’s portfolio, including the ordinary shares held by the Fund. Because the Fund has divested itself of voting and investment power over the reported securities it holds and may not revoke that delegation on less than 61 days’ notice, the Fund disclaims beneficial ownership of the securities it holds for purposes of Section 13(d) of the Exchange Act. As managers of RA Capital, Dr. Kolchinsky and Mr. Shah may be deemed beneficial owners, for purposes of Section 13(d) of the Exchange Act, of any securities of the Company beneficially owned by RA Capital. RA Capital, Dr. Kolchinsky, and Mr. Shah disclaim beneficial ownership of securities reported herein. The address for RA Capital is 200 Berkeley Street, 18th Floor, Boston, MA 02116.

(2)
Based on information reported by GSK plc on Schedule 13G filed with the SEC on February 6, 2024. Consists of ordinary shares held of record by Glaxo Group Limited, a wholly-owned subsidiary of GSK plc. The address of GSK plc is 980 Great West Road, Brentford, Middlesex TW8 9GS, England.

(3)
Based on information reported by SNBL on Schedule 13D/A filed with the SEC on August 12, 2022. Consists of (i) 1,697,467 ordinary shares held by SNBL; (ii) 4,007,593 ordinary shares held by SNBL USA, Ltd. (“SNBL USA”); (iii) 1,801,348 ordinary shares underlying immediately convertible Series A preferred shares held by SNBL; and (iv) 2,100,000 ordinary shares underlying immediately convertible Series A preferred shares held by SNBL USA. The Series A preferred shares can be converted at any time on a one-for-one
basis into ordinary shares at the discretion of the holder. Ken Takanashi, a member of our Board, is an executive officer of SNBL and an executive officer and director of SNBL USA. SNBL and Mr. Takanashi share voting and dispositive power with respect to such shares and may be deemed to beneficially own such shares. The address of SNBL is 2438
Miyanoura-cho,
Kagoshima City, Kagoshima
891-1394,
Japan; the address of SNBL USA is 6605 Merrill Creek Parkway, Everett, WA 98203; and the address of Mr. Takanashi is St. Luke’s Tower 28F,
8-1,
Akashi-cho,
Chuo-ku,
Tokyo
104-0044,
Japan.

(4)
Based on information reported by Maverick Capital, Ltd., Maverick Capital Management, LLC and Lee S. Ainslee III on Schedule 13G/A filed with the SEC on February 14, 2024. Maverick Capital, Ltd. is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and, as such, may be deemed to have beneficial ownership of the ordinary shares reported herein through the investment discretion it exercises over its clients’ accounts. Maverick Capital Management, LLC is the General Partner of Maverick Capital, Ltd. Mr. Ainslie is the manager of Maverick Capital Management, LLC. The principal business address of (i) Maverick Capital, Ltd. and Maverick Capital Management, LLC is 1900 N. Pearl Street, 20
th
Floor, Dallas, Texas, 75201, and (ii) Mr. Ainslie is 360 South Rosemary Ave., Suite 1440, West Palm Beach, Florida 33401.

(5)
Based on information reported on Schedule 13G/A filed with the SEC on February 12, 2024 by (i) M28 Capital Management LP (“
M28 Capital
”) with respect to the ordinary shares held by M28 Capital Master Fund LP (the “
M28 Fund
”) to which it acts as investment manager; and (ii) Marc Elia, the Chief Investment Officer of M28 Capital and Managing Member of M28 Capital Management GP LLC, the general partner of M28 Capital (“
Mr.
 Elia
”, together with M28 Capital and M28 Capital Management GP, LLC, the “
M28 Parties
”), with respect to the ordinary shares held by the M28 Funds. The address of the M28 Parties is 700 Canal Street, 2nd Floor, Stamford, CT, 06902.

(6)	Consists of (i) 407,425 ordinary shares held by Dr. Bolno and (ii) 1,568,362 ordinary shares underlying options exercisable within 60 days of March 27, 2024 held by Dr. Bolno.
(7)	Consists of (i) 96,346 ordinary shares held by Dr. Vargeese and (ii) 630,876 ordinary shares underlying options exercisable within 60 days of March 27, 2024 held by Dr. Vargeese.
(8)	Consists of (i) 32,776 ordinary shares held by Mr. Moran and (ii) 361,303 ordinary shares underlying options exercisable within 60 days of March 27, 2024 held by Mr. Moran.
(9)	Consists of ordinary shares underlying options exercisable within 60 days of March 27, 2024 held by Mr. Henry.
(10)	See Footnote (1) above.
(11)	See Footnote (3) above. Also includes 84,000 ordinary shares underlying options exercisable within 60 days of March 27, 2024 held by Mr. Takanashi.
(12)	Consists of (i) 30,000 ordinary shares held by Dr. Verdine and (ii) 465,434 ordinary shares underlying options exercisable within 60 days of March 27, 2024 held by Dr. Verdine.
(13)
Consists of (i) 3,962,491 ordinary shares underlying options exercisable within 60 days of March 27, 2024, held by our current directors and executive officers, (ii) 24,553,330 outstanding ordinary shares beneficially owned by our current directors and executive officers and entities affiliated with certain of our directors, (iii) 3,901,348 Series A preferred shares, which can be converted at any time on a one-for-one
basis into ordinary shares at the discretion of the holder, held by entities affiliated with one of our directors, and (iv) exercisable pre-funded
warrants to purchase 7,093,656 ordinary shares, held by an entity affiliated with one of our directors.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides certain information with respect to our 2021 Plan and 2014 Plan (together, the “Equity Compensation Plans”) in effect as of December 31, 2023.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	14,712,142	(1)	$6.57	(2)	10,591,505	(3)
Equity compensation plans not approved by security holders	33,125	(4)	$8.95	(5)	—
Total	14,745,267		$6.58		10,591,505

(1)
Consists of options to purchase 14,074,585 of our ordinary shares outstanding under the Equity Compensation Plans, 294,681 of our ordinary shares subject to performance-based RSUs outstanding under the Equity Compensation Plans, and 342,876 of our ordinary shares subject to time-based RSUs outstanding under the Equity Compensation Plans, in each case as of December 31, 2023.

(2)	Reflects the weighted average exercise price of the options to purchase 14,074,585 of our ordinary shares outstanding under the Equity Compensation Plans, as of December 31, 2023.
(3)
Consists of 8,101,005 of our ordinary shares available for future grants under the Equity Compensation Plans, as well as 2,490,500 of our ordinary shares that remain available for sale under the 2019 Employee Share Purchase Plan, in each case as of December 31, 2023.

(4)
Consists of options to purchase 33,125 of our ordinary shares granted outside of the Equity Compensation Plans in accordance with Nasdaq Listing Rule 5635(c)(4), outstanding as of December 31, 2023. The options have an exercise price of $8.95 per share, the closing price on the grant date, and vests over four years with 25% vesting on December 1, 2021 and the remainder vesting in equal quarterly installments over the following three years.

(5)	Reflects the weighted average exercise price of the options to purchase 33,125 of our ordinary shares granted in accordance with Nasdaq Listing Rule 5635(c)(4), outstanding as of December 31, 2023.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS
The following includes a summary of transactions since January 1, 2022 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of our total assets at December 31, 2023 and 2022, and in which any of our directors, executive officers or beneficial owners of more than 5% of our ordinary shares, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under, “Executive Officer and Director Compensation.” We refer to such transactions as “related party transactions” or “related person transactions” and such persons as “related parties” or “related persons.” With the approval of our Board, we have engaged in the related party transactions described below.
Indemnification Agreements with Officers and Directors
We have entered into deeds of indemnity with our directors and our executive officers. These agreements will require us to indemnify these individuals to the fullest extent permitted under Singapore law against liabilities that may arise by reason of their service to us as a result of any proceeding against them as to which they could be indemnified. These indemnification rights shall not be exclusive of any other right which an indemnified person may have or hereafter acquire under any statute, provision of our Constitution, agreement, vote of shareholders or disinterested directors or otherwise if he or she is subsequently found to have been negligent or otherwise have breached their trust or fiduciary duties or to be in default thereof, or where the Singapore courts have declined to grant relief.
Participation in Our Underwritten Offerings
On June 16, 2022, we closed an underwritten offering (the “June 2022 Offering”) of (i) 25,464,483 ordinary shares at an offering price of $2.15 per share and
(ii) pre-funded
warrants (the
“pre-funded
warrants”) to purchase up to 7,093,656 ordinary shares at an offering price of $2.1499 per pre-funded
warrant, which represents the per share offering price for the ordinary shares less the $0.0001 per share exercise price for each pre-funded
warrant. We received gross proceeds from the offering of approximately $70.0 million before deducting underwriting discounts and commissions and other offering expenses. As part of the June 2022 Offering, RA Capital Healthcare Fund, L.P., an affiliate of RA Capital, purchased 9,480,052 ordinary shares at the offering price of $2.15 per share and pre-funded
warrants to purchase up to 7,093,656 ordinary shares at the offering price of $2.1499 per pre-funded
warrant. Peter Kolchinsky, Ph.D., a member of our Board, is the Managing Partner of RA Capital. Also as part of the June 2022 Offering, SNBL, one of our principal shareholders, purchased 3,720,930 ordinary shares at the offering price of $2.15 per share. Ken Takanashi, a member of our Board, is an executive officer of SNBL and an executive officer and director of SNBL USA.
On December 7, 2023, we closed an underwritten offering (the “December 2023 Offering”) of ordinary shares. As part of the December 2023 Offering, RA Capital purchased 1,000,000 ordinary shares at the offering price of $5.00 per share. We received gross proceeds from the offering of approximately $115.0 million before deducting underwriting discounts and commissions and other offering expenses.
Consulting Agreement with Gregory L. Verdine, Ph.D.
Gregory L. Verdine, Ph.D., a member of our Board, entered into a consulting agreement with Wave Life Sciences USA, Inc. (“Wave USA”), our wholly owned subsidiary, dated as of April 1, 2012, pursuant to which Dr. Verdine serves as a scientific advisor. The consulting agreement does not have a specified term and may be terminated by either party upon 14 days’ prior written notice. Wave USA paid Dr. Verdine $12,500 per month pursuant to the consulting agreement and, in January 2022 through September 2022, Dr. Verdine was paid $112,500 under this agreement. In October 2022, the Compensation Committee approved a grant to Dr. Verdine of a non-qualified
share option for 163,467 ordinary shares in lieu of cash payment under this consulting agreement for the service period of October 1, 2022 through December 31, 2024 and vests in equal monthly installments over that period, subject to Dr. Verdine’s continued service under the consulting agreement.

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
Contract Research Services Provided by SNBL
In April 2023, we engaged SNBL to provide approximately $2.8 million in certain non-human
primates (NHPs) contract research services to us. During the year ended December 31, 2023, we paid SNBL $1.4 million for such contract research services.
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
Our Board believes that our directors should limit the number of other public company boards on which they serve so that they are able to devote adequate time to their duties to Wave, including preparing for and attending our board meetings. Our Corporate Governance Guidelines indicate that our directors should advise the Chairman of the Board and the Chairman of the Nominating and Corporate Governance Committee before accepting an invitation to serve on other publicly-traded company boards, and that any such service shall comply with our conflict of interest policies. Our Nominating and Corporate Governance Committee has reviewed our directors’ current commitments and determined that such commitments are consistent with our guidelines. Our Corporate Governance Guidelines are publicly available on our website at http://ir.wavelifesciences.com/ under the heading “Corporate Governance.”

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

	2023	2022
Audit fees (1)	$1,338,799	$1,209,625
Audit-related fees (2)	—	—
Tax fees (2)	—	—
All other fees (2)	—	—

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

(2)	There were no audit-related, tax or other fees in 2023 or 2022.
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Item 15(a).	The documents listed below are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A.
Item 15(a)(1) and

(2).	See Item 8 of the Original 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3).	Exhibits: The exhibits listed below are filed with, or incorporated by reference in, this Amendment.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Constitution (formerly known as Memorandum of Association and Articles of Association)		Amendment No. 5 to Form S-1 (Exhibit 3.2)	11/10/2015	333-207379

4.1	Form of Specimen Ordinary Share Certificate		Amendment No. 3 to Form S-1 (Exhibit 4.1)	11/06/2015	333-207379

4.2	Description of Securities of the Registrant and Comparison of Shareholder Rights		Form 10-K (Exhibit 4.2)	03/06/2024	001-37627

4.3	Form of Pre-Funded Warrant		Form 8-K (Exhibit 4.1)	06/14/2022	001-37627

4.4.1	Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of August 14, 2015		Form S-1 (Exhibit 4.2)	10/09/2015	333-207379

4.4.2	Amendment No. 1 to Investors’ Rights Agreement by and among the Registrant and certain of its shareholders, dated as of November 8, 2018		Form 10-Q (Exhibit 10.2)	11/09/2018	001-37627

4.5	Share Purchase Agreement by and between the Registrant and C.P. Pharmaceuticals International C.V., dated as of May 5, 2016		Form 10-Q (Exhibit 10.2)	08/15/2016	001-37627

Lease Agreements

10.1.1	Lease Agreement by and between Wave Life Sciences USA, Inc., the Registrant, and King 733 Concord LLC, dated as of April 6, 2015		Form S-1 (Exhibit 10.7)	10/09/2015	333-207379

10.1.2	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and CPI/King 733 Concord Owner, LLC, dated as of December 9, 2020		Form 10-K (Exhibit 10.5.2)	03/04/2021	001-37627

10.1.3	Second Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and CPI/King 733 Concord Owner, LLC, dated as of August 8, 2022		Form 10-Q (Exhibit 10.1)	08/11/2022	001-37627

10.2.1	Lease Agreement by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of September 26, 2016		Form 8-K (Exhibit 10.1)	01/06/2017	001-37627

10.2.2	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of December 31, 2016		Form 8-K (Exhibit 10.1)	01/06/2017	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
Collaboration and License Agreements

10.3††	Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and GlaxoSmithKline Intellectual Property (No. 3), dated as of December 13, 2022		Form 10-K (Exhibit 10.3)	03/23/2023	001-37627

10.4	Share Purchase Agreement by and between Glaxo Group Limited and the Registrant, dated as of December 13, 2022		Form 10-K (Exhibit 10.4)	03/23/2023	001-37627

10.5	Investor Agreement by and between Glaxo Group Limited and the Registrant, dated as of January 26, 2023		Form 10-K (Exhibit 10.5)	03/23/2023	001-37627

10.6.1†	Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and Takeda Pharmaceutical Company Limited, dated as of February 19, 2018		Form 10-Q (Exhibit 10.1)	05/09/2018	001-37627

10.6.2	First Amendment to Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and Takeda Pharmaceutical Company Limited, dated as of August 4, 2020		Form 10-Q (Exhibit 10.3)	05/12/2022	001-37627

10.6.3††	Second Amendment to Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and Takeda Pharmaceutical Company Limited, dated as of October 15, 2021		Form 10-K (Exhibit 10.3.2)	03/03/2022	001-37627

10.7	Share Purchase Agreement by and between Takeda Pharmaceutical Company Limited and the Registrant, dated as of February 19, 2018		Form 10-Q (Exhibit 10.2)	05/09/2018	001-37627

10.8	Investor Agreement by and between Takeda Pharmaceutical Company Limited and the Registrant, dated as of April 2, 2018		Form 10-Q (Exhibit 10.3)	05/09/2018	001-37627

Agreements with Executive Officers and Directors

10.9+	Form of Deed of Indemnity by and between the Registrant and each of its directors and certain of its officers		Form S-1 (Exhibit 10.11)	10/09/2015	333-207379

10.10+	Employment Agreement, as amended and restated, between the Registrant and Paul B. Bolno, dated as of May 8, 2020		Form 10-Q (Exhibit 10.1)	08/10/2020	333-207379

10.11+	Employment Agreement, as amended and restated, between the Registrant and Chandra Vargeese, dated as of May 8, 2020		Form 10-Q (Exhibit 10.2)	08/10/2020	333-207379

10.12+	Employment Agreement between the Registrant and Christopher Francis, Ph.D., dated as of November 8, 2022		Form 10-K (Exhibit 10.12)	03/23/2023	001-37627

10.13+	Employment Agreement, as amended and restated, between the Registrant and Kyle Moran, dated as of January 1, 2021		Form 10-K (Exhibit 10.15)	03/04/2021	001-37627

10.14+	Non-Employee Director Compensation Policy, as amended, effective as of August 7, 2023		Form 10-Q (Exhibit 10.1)	11/09/2023	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.15+	Consulting Agreement by and between Ontorii, Inc. (now Wave Life Sciences USA, Inc.) and Gregory Verdine, dated as of April 1, 2012		Form S-1 (Exhibit 10.16)	10/09/2015	333-207379

Equity and Other Compensation Plans

10.17+	Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Equity Plan”)		Form 10-Q (Exhibit 10.1)	11/09/2017	001-37627

10.18+	Wave Life Sciences Ltd. 2021 Equity Incentive Plan, as amended (the “2021 Equity Plan”)		Form 8-K (Exhibit 10.1)	08/15/2022	001-37627

10.18.1+	Wave Life Sciences Ltd. 2021 Equity Incentive Plan, as amended, effective as of August 1, 2023		Form 8-K (Exhibit 10.1)	08/07/2023	001-37627

10.19+	Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan, effective as of August 15, 2019,		Form 10-Q (Exhibit 10.1)	11/05/2019	001-37627

10.19.1+	Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan, as amended, effective as of August 1, 2023		Form 10-Q (Exhibit 10.2)	08/07/2023	001-37627

10.20.1+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016		Form 10-Q (Exhibit 10.2)	11/09/2017	001-37627

10.20.2+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.23.3)	03/01/2019	001-37627

10.20.3+	Form of Non-qualified Share Option Agreement under the 2021 Equity Plan, effective as August 10, 2021		Form 10-K (Exhibit 10.3)	11/10/2021	001-37627

10.21.1+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of December 2014		Form S-8 (Exhibit 10.1)	12/17/2015	333-208598

10.21.2+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016		Form 10-Q (Exhibit 10.3)	11/09/2017	001-37627

10.22.1+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of June 16, 2016		Form 10-Q (Exhibit 10.4)	11/09/2017	001-37627

10.22.2+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.25.2)	03/01/2019	001-37627

10.22.3+	Form of Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of January 1, 2019		Form 10-Q (Exhibit 10.1)	05/10/2019	001-37627

10.22.4+	Form of Restricted Share Unit Agreement under the 2021 Equity Plan, effective as of August 10, 2021		Form 10-Q (Exhibit 10.4)	11/10/2021	001-37627

10.22.5+	Form of Amended and Restated 2019 Performance-Based Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of March 17, 2021		Form 10-Q (Exhibit 10.2)	05/13/2021	001-37627

10.22.6+	Form of 2021 Performance-Based Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of March 17, 2021		Form 10-Q (Exhibit 10.3)	05/13/2021	001-37627

10.23.1+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of June 21, 2017		Form 10-Q (Exhibit 10.5)	11/09/2017	001-37627

10.23.2+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.26.2)	03/01/2019	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.23.3+	Form of Non-qualified Share Option Agreement for UK Participants under the 2021 Equity Plan, effective as of August 10, 2021		Form 10-Q (Exhibit 10.5)	11/10/2021	001-37627

10.23.4+	Form of Restricted Share Unit Agreement for UK Participants under the 2021 Equity Plan, effective as of August 10, 2021		Form 10-Q (Exhibit 10.6)	11/10/2021	001-37627

10.24.1	Form of Inducement Non-qualified Share Option Agreement		Form 10-Q (Exhibit 10.3)	08/10/2020	001-37627

10.24.2	Form of Inducement Restricted Share Unit Agreement		Form 10-Q (Exhibit 10.7)	11/10/2021	001-37627

10.25.1	Open Market Sale Agreement, dated as of May 10, 2019, by and between the Registrant and Jefferies LLC		Form S-3ASR (Exhibit 1.2)	05/10/2019	333-231382

10.25.2	Amendment No. 1 to Open Market Sale Agreement, dated as of March 2, 2020, by and between the Registrant and Jefferies LLC		POSASR (Exhibit 1.3)	03/02/2020	333-231382

10.25.3	Amendment No. 2, dated March 3, 2022, to the Open Market Sale Agreement, dated as of May 10, 2019, by and between Wave Life Sciences Ltd. and Jefferies LLC		Form 8-K (Exhibit 10.1)	03/03/2022	001-37627

21.1	List of Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	03/12/2018	001-37627

23.1	Consent of Independent Registered Public Accounting Firm		Form 10-K (Exhibit 23.1)	03/06/2024	001-37627

24.1	Power of Attorney (included on signature page to the Original 10-K)		Form 10-K (Exhibit 24.1)	03/06/2024	001-37627

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)	X

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer.		Form 10-K (Exhibit 32)	03/06/2024	001-37627

97.1	Clawback Policy, effective as of October 2, 2023		Form 10-K (Exhibit 97.1)	03/06/2024	001-37627

101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document		Form 10-K (Exhibit 101.INS)	03/06/2024	001-37627

101.SCH	Inline XBRL Taxonomy Extension Schema Document		Form 10-K (Exhibit 101.SCH)	03/06/2024	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

104	The cover page for this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2023 has been formatted in Inline XBRL.		Form 10-K (Exhibit 104)	03/06/2024	001-37627

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

Wave Life Sciences Ltd.

Date: April 29, 2024	By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer