Form 10-Q
period 2024-03-31
Wave Life Sciences Ltd.
filed 2024-05-10
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of outstanding ordinary shares of the registrant as of May 7, 2024 was 122,460,160.

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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ. These risks, uncertainties and other factors include, among other things, our critical accounting policies; the ability of our preclinical studies to produce data sufficient to support the filing of global clinical trial applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results and timing of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our effectiveness in managing current and future clinical trials and regulatory processes; the success of our platform in identifying viable candidates; the continued development and acceptance of nucleic acid therapeutics as a class of drugs; our ability to demonstrate the therapeutic benefits of our stereopure candidates in clinical trials, including our ability to develop candidates across multiple therapeutic modalities; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to fund our operations and to raise additional capital as needed; competition from others developing therapies for similar uses; and any impacts on our business as a result of or related to any local and global health epidemics, the conflict involving Russia and Ukraine, the conflict in the Middle East, global economic uncertainty, rising inflation, rising interest rates or market disruptions on our business, as well as other risks and uncertainties under the caption “Risk Factors” and any other disclosures contained in this Quarterly Report on Form 10-Q and in other filings we make with the Securities and Exchange Commission (the “SEC”).

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$180,922	$200,351
Accounts receivable	—	21,086
Prepaid expenses	11,139	9,912
Other current assets	4,706	4,024
Total current assets	196,767	235,373
Long-term assets:
Property and equipment, net of accumulated depreciation of $43,687 and $42,709 as of March 31, 2024 and December 31, 2023, respectively	12,418	13,084
Operating lease right-of-use assets	21,502	22,637
Restricted cash	3,715	3,699
Other assets	868	156
Total long-term assets	38,503	39,576
Total assets	$235,270	$274,949
Liabilities, Series A preferred shares, and shareholders’ equity
Current liabilities:
Accounts payable	$11,730	$12,839
Accrued expenses and other current liabilities	6,621	16,828
Current portion of deferred revenue	140,586	150,059
Current portion of operating lease liability	6,936	6,714
Total current liabilities	165,873	186,440
Long-term liabilities:
Deferred revenue, net of current portion	12,536	15,601
Operating lease liability, net of current portion	23,598	25,404
Total long-term liabilities	36,134	41,005
Total liabilities	$202,007	$227,445
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at March 31, 2024 and December 31, 2023	$7,874	$7,874
Shareholders’ equity:
Ordinary shares, no par value; 122,321,384 and 119,162,234 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	$949,877	$935,367
Additional paid-in capital	132,118	129,237
Accumulated other comprehensive loss	(198)	(124)
Accumulated deficit	(1,056,408)	(1,024,850)
Total shareholders’ equity	$25,389	$39,630
Total liabilities, Series A preferred shares, and shareholders’ equity	$235,270	$274,949

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$12,538	$12,929
Operating expenses:
Research and development	33,447	30,979
General and administrative	13,549	12,235
Total operating expenses	46,996	43,214
Loss from operations	(34,458)	(30,285)
Other income, net:
Dividend income and interest income	2,535	1,873
Other income, net	365	1,007
Total other income, net	2,900	2,880
Loss before income taxes	(31,558)	(27,405)
Income tax benefit (provision)	—	—
Net loss	$(31,558)	$(27,405)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.24)	$(0.27)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	129,271,678	102,056,712
Other comprehensive loss:
Net loss	$(31,558)	$(27,405)
Foreign currency translation	(74)	(21)
Comprehensive loss	$(31,632)	$(27,426)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2022	3,901,348	$7,874	86,924,643	$802,833	$119,442	$(29)	$(967,337)	$(45,091)
Issuance of ordinary shares, pursuant to the GSK Collaboration Agreement	—	—	10,683,761	34,623	—	—	—	34,623
Share-based compensation	—	—	—	—	2,750	—	—	2,750
Vesting of RSUs	—	—	363,161	—	—	—	—	—
Option exercises	—	—	181	1	—	—	—	1
Issuance of ordinary shares under the ESPP	—	—	133,098	429	—	—	—	429
Other comprehensive loss	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(27,405)	(27,405)
Balance at March 31, 2023	3,901,348	$7,874	98,104,844	$837,886	$122,192	$(50)	$(994,742)	$(34,714)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2023	3,901,348	$7,874	119,162,234	$935,367	$129,237	$(124)	$(1,024,850)	$39,630
Issuance of ordinary shares, net of offering costs			3,000,000	14,038				14,038
Share-based compensation	—	—	—	—	2,881	—	—	2,881
Vesting of RSUs	—	—	21,683	—	—	—	—	—
Option exercises	—	—	35,925	123	—	—	—	123
Issuance of ordinary shares under the ESPP	—	—	101,542	349	—	—	—	349
Other comprehensive loss	—	—	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	—	—	(31,558)	(31,558)
Balance at March 31, 2024	3,901,348	$7,874	122,321,384	$949,877	$132,118	$(198)	$(1,056,408)	$25,389

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(31,558)	$(27,405)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right-of-use assets	1,135	1,005
Depreciation of property and equipment	1,042	1,433
Share-based compensation expense	2,881	2,750
Changes in operating assets and liabilities:
Accounts receivable	21,086	—
Prepaid expenses	(1,227)	(1,299)
Other assets	(1,394)	(1,804)
Accounts payable	(1,068)	(4,674)
Accrued expenses and other current liabilities	(10,207)	(9,930)
Deferred revenue	(12,538)	126,448
Operating lease liabilities	(1,584)	(1,002)
Net cash provided by (used in) operating activities	(33,432)	85,522
Cash flows from investing activities
Purchases of property and equipment	(417)	(489)
Net cash used in investing activities	(417)	(489)
Cash flows from financing activities
Proceeds from the issuance of ordinary shares, net of offering costs	14,038	—
Proceeds from the issuance of ordinary shares pursuant to the GSK Collaboration Agreement	—	34,623
Proceeds from the exercise of share options	123	1
Proceeds from the ESPP	349	429
Net cash provided by financing activities	14,510	35,053
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(74)	(21)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(19,413)	120,065
Cash, cash equivalents, and restricted cash, beginning of period	204,050	92,157
Cash, cash equivalents, and restricted cash, end of period	$184,637	$212,222

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Wave Life Sciences Ltd.

Notes to Unaudited Consolidated Financial Statements

1. THE COMPANY

Organization

Wave Life Sciences Ltd. (together with its subsidiaries, “Wave” or the “Company”) is a clinical-stage biotechnology company focused on unlocking the broad potential of ribonucleic acid (“RNA”) medicines (also known as oligonucleotides), or those targeting RNA, to transform human health. Wave’s RNA medicines platform, PRISM, combines multiple modalities, chemistry innovation and deep insights into human genetics to deliver scientific breakthroughs that treat both rare and prevalent disorders. The Company’s toolkit of RNA-targeting modalities includes RNA editing, splicing, antisense silencing and RNA interference (“RNAi”), providing the Company with unique capabilities for designing and sustainably delivering candidates that optimally address disease biology. The Company’s lead programs are in rare and prevalent diseases, including alpha-1 antitrypsin deficiency (“AATD”), obesity, Duchenne muscular dystrophy (“DMD”), and Huntington’s disease (“HD”).

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

As of March 31, 2024, the Company had cash and cash equivalents of $180.9 million. The Company expects that its existing cash and cash equivalents will be sufficient to fund its operations for at least the next twelve months. The Company has based this expectation on the best information available, however the Company may use its available capital resources sooner than it currently expects. If the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be further reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. In addition, the Company may elect to raise additional funds before it needs them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if the Company expects it has sufficient funds for its current or future operating plans.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 6, 2024, as amended (the “2023 Annual Report on Form 10-K”), have had no material changes during the three months ended March 31, 2024.

Unaudited Interim Financial Data

The accompanying interim consolidated balance sheet as of March 31, 2024, the related interim consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, the consolidated statements of Series A preferred shares and shareholders’ equity (deficit) for the three months ended March 31, 2024 and 2023, the consolidated statements of cash flows for the three months ended March 31, 2024 and 2023, and the related interim information contained within the notes to the unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three months ended March 31, 2024 and 2023. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or any other interim period or future year or period.

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Accrued compensation	$3,697	$14,065
Accrued expenses related to CROs and CMOs	1,754	1,768
Accrued expenses and other current liabilities	1,170	995
Total accrued expenses and other current liabilities	$6,621	$16,828

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

During the three months ended March 31, 2024, the Company granted an aggregate of 6,271,850 options and 47,725 time-based RSUs to employees.

As of March 31, 2024, 2,092,189 ordinary shares remained available for future grant under the 2021 Plan.

The table below shows the options and RSUs outstanding as of March 31, 2024 and 2023.

	As of March 31,
	2024	2023
Options to purchase ordinary shares	20,061,152	14,235,350
RSUs	635,323	614,449

The Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan, as amended (the “ESPP”), allows full-time and certain part-time employees to purchase the Company’s ordinary shares at a discount to fair market value. Eligible employees may enroll in a six-month offering period beginning every January 15th and July 15th. Ordinary shares are purchased at a price equal to 85% of the lower of the fair market value of the Company’s ordinary shares on the first business day or the last business day of an offering period. The aggregate number of ordinary shares authorized for issuance under the ESPP was originally 1,000,000 and was subsequently increased to 3,000,000 in August 2023. During the three months ended March 31, 2024, 101,542 ordinary shares were issued under the ESPP. As of March 31, 2024, there were 2,388,958 ordinary shares available for issuance under the ESPP.

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

The Company assessed this arrangement in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) and concluded that the contract counterparty, GSK, is a customer for the AATD Collaboration prior to GSK exercising its option and, for the Discovery Research Collaboration programs during the target validation research term. The Company identified the following material promises under the arrangement: (1) the exclusive global license for WVE-006; (2) the research and development services for WVE-006 through the Phase 1/2 study; (3) the discovery research services under the Discovery Research Collaboration to perform target validation programs; (4) research and development license for the Discovery Research Collaboration; and (5) the research and development services for the GSK collaboration programs through completion of a candidate selection. The research and development services for WVE-006 were determined to not be distinct from the exclusive global license and should therefore be combined into a single performance obligation for the AATD Collaboration. The research and development services for the Discovery Research Collaboration were determined to not be distinct from the research and development license for the Discovery Research Collaboration and should therefore be combined into a single performance obligation. In addition, the Company determined the standalone selling price for the option to advance up to eight programs from the Discovery Research Collaboration and determined it did not provide a material right to GSK.

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

At the outset of the arrangement, the transaction price included fixed consideration of the $120.0 million upfront, the $15.4 million in premium related to the GSK Equity Investment and the fixed consideration related to the additional target validation research funding. The Company allocated the estimated variable consideration relating to the target validation research to the Discovery Research Collaboration and the variable consideration relating to the development milestone to the AATD Collaboration and then allocated the fixed consideration to the performance obligations on a relative standalone selling price basis. The Company determined that the GSK Collaboration Agreement did not contain a significant financing component. The program initiation fees to advance up to eight programs from the Discovery Research Collaboration to preclinically develop the GSK collaboration programs and the additional potential milestone payments were excluded from the transaction price, as all milestone amounts were fully constrained at the inception of the GSK Collaboration Agreement. The Company will reevaluate the transaction price at the end of each reporting period, and as uncertain events are resolved or other changes in circumstances occur, the Company will adjust its estimate of the transaction price.

The following table summarizes the allocation of the total transaction price to the identified performance obligation under the GSK Collaboration Agreement, and the amount of the transaction price unsatisfied as of March 31, 2024 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied (1)
Performance Obligations:
AATD Collaboration	$156,778	$80,545
Discovery Research Collaboration	21,007	18,693
Total	$177,785	$99,238

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

During the year ended December 31, 2023, the Company achieved a developmental milestone which pertained to the initiation of dosing in healthy volunteers in the RestorAATion clinical trial program, triggering a $20.0 million milestone payment to the Company from GSK. As of December 31, 2023, the $20.0 million related to the achievement of the milestone was included in the current portion of accounts receivable and payment was received from GSK in the first quarter of 2024.

Under the GSK Collaboration Agreement, for the three months ended March 31, 2024 and 2023, the Company recognized revenue of $12.3 million for each period, using the input method described above. Through March 31, 2024, the Company had recognized revenue of $78.5 million under the GSK Collaboration Agreement as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue on March 31, 2024 was approximately $82.1 million, of which approximately $69.5 million was included in current liabilities and approximately $12.5 million was included in long-term liabilities. The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue on December 31, 2023 was approximately $94.3 million, of which approximately $78.7 million was included in current liabilities and $15.6 million is included in long-term liabilities.

Subsequent to March 31, 2024, GSK selected its first two programs to advance to development candidates following achievement of target validation. These programs utilize Wave’s next generation GalNAc-siRNA format and are in hepatology. Under the GSK Collaboration Agreement, GSK is required to provide an aggregate initiation payment of $12.0 million to Wave for these two oligonucleotide programs. Under the GSK Collaboration Agreement, GSK can advance up to eight programs leveraging Wave’s PRISM platform and multiple RNA-targeting modalities (RNA editing, splicing, siRNA, and antisense) with target validation work ongoing across multiple therapy areas.

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

In December 2023, the joint steering committee that manages the Takeda Collaboration terminated the SCA3 Category 1 Program as a target under the collaboration and consequently, Takeda and the Company’s rights and obligations under the Takeda Collaboration were terminated with respect to the SCA3 Category 1 Program. As a result of the termination of the SCA3 Category 1 Program, the Company recognized $9.9 million in revenue during the three months ended December 31, 2023, which represented the remainder of the deferred revenue for the SCA3 Category 1 Program as of September 30, 2023.

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

During the three months ended March 31, 2024 and 2023, the Company recognized revenue of approximately $0.3 million and $0.7 million, respectively, under the Takeda Collaboration Agreement in the Company’s consolidated statements of operations and comprehensive loss. Through March 31, 2024, the Company had recognized revenue of $128.5 million under the Takeda Collaboration Agreement as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue as of March 31, 2024 and December 31, 2023 was $71.0 million and $71.3 million, respectively, and all of the deferred revenue was included in current liabilities. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the research and development services for each remaining Category 1 Program as costs are incurred, over the remaining research term. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the material right for each remaining Category 1 Program option upon Takeda’s exercise or termination of such option, or immediately as each option expires unexercised.

6. SHAREHOLDERS’ EQUITY

In January 2024, the underwriters of the previously disclosed underwritten public offering in December 2023 exercised their option to purchase an additional 3,000,000 ordinary shares at a price of $5.00 per share for additional gross proceeds to the Company of $15.0 million. This resulted in additional net proceeds of $14.0 million to the Company during the three months ended March 31, 2024, after deducting the underwriting discounts and commissions and offering expenses.

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

As of March 31, 2024, there are 7,093,656 vested and exercisable pre-funded warrants (“Pre-Funded Warrants”) outstanding to purchase ordinary shares for the exercise price of $0.0001 per share, provided that, unless and until the Company obtains shareholder approval for the issuance of the shares underlying the Pre-Funded Warrants, a holder will not be entitled to exercise any portion of any Pre-Funded Warrant, which, upon giving effect to such exercise, would cause (i) the aggregate number of our ordinary shares beneficially owned by the holder (together with its affiliates) to exceed 19.99% of the number of our ordinary shares outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed 19.99% of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrants. The Pre-Funded Warrants are included in the weighted-average shares outstanding used in the calculation of basic net loss per share as the exercise price is negligible and the warrants are fully vested and exercisable.

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

The following potential ordinary shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2024	2023
Options to purchase ordinary shares	20,061,152	14,235,350
RSUs	635,323	614,449
Series A preferred shares	3,901,348	3,901,348

Additionally, for the periods presented, the two-class method does not impact the net loss per ordinary share as the Company was in a net loss position for each of the periods presented and holders of Series A preferred shares do not participate in losses.

8. INCOME TAXES

During the three months ended March 31, 2024 and 2023, the Company recorded no income tax provision. The Company maintained a full valuation allowance for the three months ended March 31, 2024 and 2023 in all jurisdictions due to uncertainty regarding future taxable income.

9. GEOGRAPHIC DATA

Substantially all of the Company’s long-lived assets were located in the United States as of March 31, 2024 and December 31, 2023.

10. RELATED PARTY TRANSACTIONS

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
•
In April 2023, the Company engaged Shin Nippon Biomedical Laboratories Ltd. (“SNBL”), one of the Company’s shareholders, to provide approximately $2.8 million in certain NHP contract research services to the Company. During the three months ended March 31, 2024, the Company did not make any payments to SNBL. Through March 31, 2024, the Company has paid $1.4 million to SNBL for the aforementioned NHP contract research services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 6, 2024, as amended (the “2023 Annual Report on Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factor” section of our 2023 Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a clinical-stage biotechnology company focused on unlocking the broad potential of ribonucleic acid (“RNA”) medicines (also known as oligonucleotides), or those targeting RNA, to transform human health. Our RNA medicines platform, PRISM®, combines multiple modalities, chemistry innovation and deep insights into human genetics to deliver scientific breakthroughs that treat both rare and prevalent disorders. Our toolkit of RNA-targeting modalities includes RNA editing, splicing, antisense silencing and RNA interference (“RNAi"), providing us with unique capabilities for designing and sustainably delivering candidates that optimally address disease biology. Our lead programs are in rare and prevalent diseases, including alpha-1 antitrypsin deficiency (“AATD”), obesity, Duchenne muscular dystrophy (“DMD”), and Huntington’s disease (“HD”).

We were founded on the recognition that there was a significant, untapped opportunity to use chemistry innovation to tune the pharmacological properties of oligonucleotides. Today, we have more than a decade of experience challenging convention related to oligonucleotide design and pioneering novel chemistry modifications to optimize the pharmacological properties of our molecules. We have seen preclinically and in clinical trials that these chemistry modifications enhance potency, distribution, and durability of effect of our molecules. Our novel chemistry also allows us to avoid using complex delivery vehicles, such as lipid nanoparticles and viruses, and instead use clinically proven conjugates (e.g., N-acetylgalactosamine or (“GalNAc”)) or free uptake for delivery to a variety of cell and tissue types. We maintain strong and broad intellectual property, including for our novel chemistry modifications.

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

The inspiration for our multimodal platform is based on the recognition that the biological machinery (i.e., enzymes) needed to address human disease already exists within our cells and can be harnessed for therapeutic purposes with the right tools. We believe that we have built the most versatile toolkit of RNA-targeting modalities in the industry, with multiple means of repairing, restoring, or reducing proteins and designing best-fit solutions based on the unique biology of a given disease target. We are actively advancing programs in all of our modalities.

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
o
AATD: WVE-006 is a GalNAc-conjugated SERPINA1 RNA editing oligonucleotide; and
o
Obesity: Lead clinical candidate is a GalNAc-conjugated RNAi oligonucleotide targeting inhibin βE (“INHBE”).
•
Unconjugated oligonucleotides for muscle, CNS and other disease areas including:
o
DMD: WVE-N531 is an exon 53 splicing oligonucleotide; and
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

(2) A discovery collaboration which enables GSK to advance up to eight programs leveraging PRISM and our oligonucleotide expertise and discovery capabilities, the first two of which were selected in April 2024; and

(3) An exclusive global license for GSK to WVE-006, our AATD program, that uses our proprietary AIMer technology. We will maintain development responsibilities for WVE-006 through completion of RestorAATion-2, at which point development and commercial responsibilities will transition to GSK.

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

WVE-006 is first-in-class in AATD and is the most advanced program currently in development using an oligonucleotide to harness an endogenous enzyme for RNA editing. In the fourth quarter of 2023, we initiated our RestorAATion clinical program investigating WVE-006 as a treatment for AATD. The RestorAATion clinical program includes both healthy volunteers (“RestorAATion-1”), as well as patients with AATD who have the homozygous Pi*ZZ mutation (“RestorAATion-2”) and is designed to provide an efficient path to proof-of-mechanism as measured by restoration of wild-type alpha-1 antitrypsin (“M-AAT”) protein in serum. RestorAATion-2 is a Phase 1b/2a open label study designed to evaluate the safety, tolerability, pharmacodynamics (PD) and pharmacokinetics (PK) of WVE-006 in individuals with AATD who have the homozygous Pi*ZZ mutation. The trial includes both single ascending dose (“SAD”) and multiple ascending dose (“MAD”) portions. In April 2024, we announced that we had received approval for our first CTA for RestorAATion-2. RestorAAtion-2 is underway and we expect to deliver proof-of-mechanism data in patients with AATD in 2024.

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

Obesity and Other Metabolic Disorders

Our first wholly owned program to emerge from our collaboration with GSK is a GalNAc-conjugated siRNA silencing program targeting INHBE for obesity. There are approximately 174 million people in the United States and Europe with obesity, and therapeutic options beyond GLP-1 receptor agonists are needed. GLP-1 receptor agonists lead to weight loss at the expense of muscle, suppress the general reward system, and are associated with a poor tolerability profile, with 68% drop-off after one year. Heterozygous INHBE loss-of-function human carriers exhibit a healthy metabolic profile, including reduced waist-to-hip ratio and reduced odds of developing type 2 diabetes or coronary artery disease, and reduction of INHBE by 50% or more is expected to restore a healthy metabolic profile. In connection with our 2023 Research and Development Day, we shared in vivo proof of concept data in diet-induced obesity mice demonstrating INHBE silencing well beyond the anticipated 50% therapeutic threshold, which led to substantially lower body weight and reduction of visceral fat as compared to controls. These are the first data to demonstrate INHBE silencing in vivo in an animal model is consistent with the phenotypes of heterozygous loss-of-function carriers.

In March 2024, we announced the selection of our INHBE lead clinical candidate, which utilizes our next generation GalNAc-siRNA format. This next generation format results in more potent and durable siRNA silencing and when applied to our INHBE program resulted in: 1) highly potent INHBE silencing (ED50 < 1 mg/kg), durable silencing following one, low-single digit dose in a diet-induced obesity (“DIO”) mouse model supporting every-six-month or annual subcutaneous dosing; 2) weight loss with no loss of muscle mass; and 3) reduction in fat mass, with preferential effect to the visceral fat, consistent with the profile of INHBE LoF in human genetics. In an ongoing, head-to-head study in DIO mice, we have observed a weight loss effect from a single dose of our INHBE GalNAc-siRNA similar to semaglutide. In addition, treatment with our INHBE GalNAc-siRNA upon cessation of semaglutide treatment curtailed expected rebound weight gain. We expect to initiate a clinical trial for our INHBE candidate in the first quarter of 2025.

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

In December 2023, we initiated dosing of WVE-N531 in FORWARD-53, the Phase 2 portion of the open-label trial (“Part B”). In Part B, boys are being dosed at 10 mg/kg every other week, and we plan to assess dystrophin protein after 24 and 48 weeks of dosing. The primary endpoint will be dystrophin protein levels, and the trial will also evaluate pharmacokinetics, digital and functional endpoints, and safety and tolerability. We expect to deliver data from FORWARD-53, including dystrophin protein expression from muscle biopsies taken after 24 weeks of treatment, in the third quarter of 2024. Pending positive results from this trial, we are planning to advance a broader DMD pipeline with PN-modified splicing oligonucleotides designed to skip other exons, with the goal of providing new treatment options for a larger population of boys with DMD.

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

In the third quarter of 2023, we achieved a milestone in our collaboration with Takeda, which pertained to the positive results from a non-clinical study of WVE-003 in non-human primates and resulted in a payment of $7.0 million to us in the fourth quarter of 2023. This study showed significant tissue exposure levels of WVE-003 in the deep brain regions, including striatum and bolstered our existing datasets that confirm the ability of our oligonucleotides to distribute to the areas of the CNS important for HD.

Discovery Pipeline

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

Through our collaboration with GSK, we are leveraging GSK’s novel genetics insights to expand our wholly owned pipeline, with the first being our INHBE program. In addition, we and GSK are actively working on multiple target validation programs for our GSK-partnered programs, for which all of our costs and expenses are prepaid by GSK. In April 2024, GSK selected its first two programs to advance to development candidates following achievement of target validation, triggering an aggregate initiation payment of $12 million from GSK. These programs utilize our next generation GalNAc-siRNA format and are in hepatology.

We expect to select five new clinical candidates by the end of 2025, including our INHBE candidate for obesity.

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss was $31.6 million and $27.4 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $1,056.4 million and $1,024.9 million, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

Revenue

We recognize collaboration revenue under the GSK Collaboration Agreement, which became effective in January 2023, and the Takeda Collaboration Agreement, which became effective in April 2018 (both of which are defined in Note 5 in the notes to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q). We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future.

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

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Revenue	$12,538	$12,929	$(391)
Operating expenses:
Research and development	33,447	30,979	2,468
General and administrative	13,549	12,235	1,314
Total operating expenses	46,996	43,214	3,782
Loss from operations	(34,458)	(30,285)	(4,173)
Total other income, net	2,900	2,880	20
Loss before income taxes	(31,558)	(27,405)	(4,153)
Income tax benefit (provision)	—	—	—
Net loss	$(31,558)	$(27,405)	$(4,153)

Revenue

Revenue for the three months ended March 31, 2024 and 2023 was $12.5 million and $12.9 million, respectively, and is comprised of revenue earned under the GSK Collaboration Agreement and the Takeda Collaboration Agreement. The revenue earned under the GSK Collaboration Agreement was consistent year-over-year. There was a slight decrease in the revenue earned under the Takeda Collaboration Agreement year-over-year.

Research and Development Expenses

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
AATD program	$3,193	$1,568	$1,625
DMD programs	3,051	314	2,737
HD programs	2,379	3,322	(943)
Other research and development expenses(1), including INHBE, RNA editing, PRISM, others	24,779	23,058	1,721
ALS and FTD programs (discontinued)	45	2,717	(2,672)
Total research and development expenses	$33,447	$30,979	$2,468

(1)
Includes expenses related to other research and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $33.4 million for the three months ended March 31, 2024, compared to $31.0 million for the three months ended March 31, 2023. The increase of approximately $2.5 million was due to the following:

•
an increase of $1.6 million in external expenses related to our AATD program, WVE-006 (RNA editing);
•
an increase of $2.7 million in external expenses related to our DMD programs, including WVE-N531 (splicing);
•
a decrease of $0.9 million in external expenses related to our HD programs, including WVE-003 (silencing);
•
an increase of $1.7 million in other research and development expenses(1), including INHBE, RNA editing, PRISM, and other internal and external research and development expenses that are not allocated on a program-by-program basis or are related to other discovery and development programs, and the identification of potential drug discovery candidates, mainly due to increases in compensation-related expenses and other external research and development expenses, partially offset by decreases in facilities-related expenses; and
•
a decrease of $2.7 million in external expenses related to our discontinued ALS and FTD program, WVE-004.

General and Administrative Expenses

General and administrative expenses were $13.5 million for the three months ended March 31, 2024, as compared to $12.2 million for the three months ended March 31, 2023. The increase is primarily driven by increases in professional fees and other external general and administrative expenses.

Other Income, Net

For the three months ended March 31, 2024 and 2023, other income, net was $2.9 million for both periods and consisted primarily of dividend income.

Income Tax Provision

During the three months ended March 31, 2024 and 2023, we recorded no income tax provision. We maintained a full valuation allowance for the three months ended March 31, 2024 and 2023 in all jurisdictions due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net operating losses. To date, we have primarily funded our operations through public and other registered offerings of our ordinary shares and other securities, collaborations with third parties and private placements of debt and equity securities. Through March 31, 2024, we have received an aggregate of approximately $1,330.2 million in net proceeds from these transactions, consisting of $741.6 million in net proceeds from public and other registered offerings of our ordinary shares and other securities, $499.3 million from our collaborations and $89.3 million in net proceeds from private placements of our debt and equity securities.

In January 2024, the representatives of the underwriters in connection with the previously disclosed underwritten public offering (the “December 2023 Offering”) exercised their option to purchase an additional 3,000,000 ordinary shares at a price of $5.00 per ordinary share as a part of the December 2023 Offering. We received an additional $14.0 million in net proceeds from the December 2023 Offering in January 2024.

As of March 31, 2024, we had cash and cash equivalents totaling $180.9 million, restricted cash of $3.7 million and an accumulated deficit of $1,056.4 million.

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

Our operating lease commitments as of March 31, 2024 total approximately $36.1 million, of which $7.0 million is related to payments in 2024 and approximately $29.1 million is related to payments beyond 2024.

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

On March 3, 2022, we filed a new universal shelf registration on Form S-3 with the SEC, which was declared effective by the SEC on May 4, 2022, pursuant to which we registered for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the “2022 Form S-3.” The 2022 Form S-3 includes a prospectus covering up to approximately $132.0 million in ordinary shares that had not yet been issued or sold under our Sales Agreement with Jefferies at the time the 2022 Form S-3 was declared effective. As of March 31, 2024, we have $311.7 million in securities available for issuance under the 2022 Form S-3, including approximately $128.7 million in ordinary shares available for issuance under our at-the-market equity program.

Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our cash flow activity:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$(33,432)	$85,522
Net cash used in investing activities	(417)	(489)
Net cash provided by financing activities	14,510	35,053
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(74)	(21)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(19,413)	$120,065

Operating Activities

During the three months ended March 31, 2024, operating activities used $33.4 million of cash, due to our net loss of $31.6 million and changes in operating assets and liabilities of $6.9 million, offset by non-cash charges of $5.1 million. The largest changes in operating assets and liabilities were the $21.1 million decrease in accounts receivable related to collection of accounts receivable under the GSK Collaboration Agreement, the $12.5 million decrease in deferred revenue, and the $10.2 million decrease in accrued expenses and other current liabilities.

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

Investing Activities

During the three months ended March 31, 2024, investing activities used $0.4 million of cash, related to purchases of property and equipment.

During the three months ended March 31, 2023, investing activities used $0.5 million of cash, related to purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities was $14.5 million, primarily due to the $14.0 million in net proceeds from the January 2024 exercise of the underwriters’ option to purchase an additional 3,000,000 shares under the December 2023 Offering.

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

Foreign Currency Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial conditions, our results of operations or our cash flows. For the three months ended March 31, 2024 and 2023, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” that appear in Item 1A of our 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, certain of our officers (as defined in Rule 16a-1(f) of the Exchange Act) entered into contracts, instructions or written plans (each, a “Rule 10b5-1 Trading Plan” and collectively, the “Rule 10b5-1 Trading Plans”) for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We describe the material terms of these Rule 10b5-1 Trading Plans below.

On March 19, 2024, Paul B. Bolno, M.D., MBA, our President and Chief Executive Officer, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 435,594 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Dr. Bolno's Rule 10b5-1 Trading Plan is active until September 30, 2024, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

On March 19, 2024, Chandra Vargeese, Ph.D., our Chief Technology Officer, Head of Platform Discovery Sciences, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 91,754 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Dr. Vargeese's Rule 10b5-1 Trading Plan is active until February 28, 2025, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

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

WAVE LIFE SCIENCES LTD.

Date: May 10, 2024	By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2024	By:	/s/ Kyle Moran
Kyle Moran
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)