Form 10-Q
period 2024-06-30
Wave Life Sciences Ltd.
filed 2024-08-08
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of outstanding ordinary shares of the registrant as of August 7, 2024 was 124,737,862.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$153,958	$200,351
Accounts receivable	1,290	21,086
Prepaid expenses	12,147	9,912
Other current assets	4,680	4,024
Total current assets	172,075	235,373
Long-term assets:
Property and equipment, net of accumulated depreciation of $44,459 and $42,709 as of June 30, 2024 and December 31, 2023, respectively	11,783	13,084
Operating lease right-of-use assets	20,329	22,637
Restricted cash	3,731	3,699
Other assets	900	156
Total long-term assets	36,743	39,576
Total assets	$208,818	$274,949
Liabilities, Series A preferred shares, and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$18,149	$12,839
Accrued expenses and other current liabilities	10,677	16,828
Current portion of deferred revenue	137,138	150,059
Current portion of operating lease liability	7,164	6,714
Total current liabilities	173,128	186,440
Long-term liabilities:
Deferred revenue, net of current portion	9,582	15,601
Operating lease liability, net of current portion	21,711	25,404
Total long-term liabilities	31,293	41,005
Total liabilities	$204,421	$227,445
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at June 30, 2024 and December 31, 2023	$7,874	$7,874
Shareholders’ equity (deficit):
Ordinary shares, no par value; 122,479,289 and 119,162,234 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	$950,530	$935,367
Additional paid-in capital	135,603	129,237
Accumulated other comprehensive loss	(279)	(124)
Accumulated deficit	(1,089,331)	(1,024,850)
Total shareholders’ equity (deficit)	$(3,477)	$39,630
Total liabilities, Series A preferred shares, and shareholders’ equity (deficit)	$208,818	$274,949

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$19,692	$22,106	$32,230	$35,035
Operating expenses:
Research and development	40,393	33,314	73,840	64,293
General and administrative	14,296	12,265	27,845	24,500
Total operating expenses	54,689	45,579	101,685	88,793
Loss from operations	(34,997)	(23,473)	(69,455)	(53,758)
Other income, net:
Dividend income and interest income	2,092	2,251	4,627	4,124
Other income (expense), net	(18)	118	347	1,125
Total other income, net	2,074	2,369	4,974	5,249
Loss before income taxes	(32,923)	(21,104)	(64,481)	(48,509)
Income tax benefit (provision)	—	—	—	—
Net loss	$(32,923)	$(21,104)	$(64,481)	$(48,509)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.25)	$(0.20)	$(0.50)	$(0.47)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	129,527,003	105,462,414	129,399,340	103,768,971
Other comprehensive loss:
Net loss	$(32,923)	$(21,104)	$(64,481)	$(48,509)
Foreign currency translation	(81)	(100)	(155)	(121)
Comprehensive loss	$(33,004)	$(21,204)	$(64,636)	$(48,630)

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

The accompanying notes are an integral part of the unaudited consolidated financial statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT) CONTINUED

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2023	3,901,348	$7,874	119,162,234	$935,367	$129,237	$(124)	$(1,024,850)	$39,630
Issuance of ordinary shares, net of offering costs			3,000,000	14,038				14,038
Share-based compensation	—	—	—	—	2,881	—	—	2,881
Vesting of RSUs	—	—	21,683	—	—	—	—	—
Option exercises	—	—	35,925	123	—	—	—	123
Issuance of ordinary shares under the ESPP	—	—	101,542	349	—	—	—	349
Other comprehensive loss	—	—	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	—	—	(31,558)	(31,558)
Balance at March 31, 2024	3,901,348	$7,874	122,321,384	$949,877	$132,118	$(198)	$(1,056,408)	$25,389
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	109,204	547				547
Share-based compensation	—	—	—	—	3,485	—	—	3,485
Vesting of RSUs	—	—	17,778	—	—	—	—	—
Option exercises	—	—	30,923	106	—	—	—	106
Other comprehensive loss	—	—	—	—	—	(81)	—	(81)
Net loss	—	—	—	—	—	—	(32,923)	(32,923)
Balance at June 30, 2024	3,901,348	$7,874	122,479,289	$950,530	$135,603	$(279)	$(1,089,331)	$(3,477)

The accompanying notes are an integral part of the unaudited consolidated financial statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(64,481)	$(48,509)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right-of-use assets	2,308	2,038
Depreciation of property and equipment	2,041	2,722
Share-based compensation expense	6,366	5,159
Changes in operating assets and liabilities:
Accounts receivable	19,796	—
Prepaid expenses	(2,235)	(1,080)
Other assets	(1,400)	(2,373)
Accounts payable	5,039	(4,456)
Accrued expenses and other current liabilities	(6,151)	(7,123)
Deferred revenue	(18,940)	104,341
Operating lease liabilities	(3,243)	(2,454)
Net cash provided by (used in) operating activities	(60,900)	48,265
Cash flows from investing activities
Purchases of property and equipment	(469)	(561)
Net cash used in investing activities	(469)	(561)
Cash flows from financing activities
Proceeds from the issuance of ordinary shares, net of offering costs	14,038	—
Proceeds from the issuance of ordinary shares pursuant to the GSK Collaboration Agreement	—	34,623
Proceeds from issuance of ordinary share pursuant to the at-the-market equity program, net of offering costs	547	1,764
Proceeds from the exercise of share options	229	86
Proceeds from the ESPP	349	429
Net cash provided by financing activities	15,163	36,902
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(155)	(121)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(46,361)	84,485
Cash, cash equivalents, and restricted cash, beginning of period	204,050	92,157
Cash, cash equivalents, and restricted cash, end of period	$157,689	$176,642
Supplemental disclosure of cash flow information
Offering costs in accounts payable at period end	$—	$60

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

As of June 30, 2024, the Company had cash and cash equivalents of $154.0 million. Subsequent to June 30, 2024, the Company received $12.7 million in net proceeds under the Company’s at-the-market equity program. The Company expects that its existing cash and cash equivalents will be sufficient to fund its operations for at least the next twelve months. The Company has based this expectation on the best information available, however the Company may use its available capital resources sooner than it currently expects. If the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be further reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. In addition, the Company may elect to raise additional funds before it needs them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if the Company expects it has sufficient funds for its current or future operating plans.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 6, 2024, as amended (the “2023 Annual Report on Form 10-K”), have had no material changes during the six months ended June 30, 2024.

Unaudited Interim Financial Data

The accompanying interim consolidated balance sheet as of June 30, 2024, the related interim consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, the consolidated statements of Series A preferred shares and shareholders’ equity (deficit) for the three months ended March 31 and June 30, 2024 and 2023, the consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, and the related interim information contained within the notes to the unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2024 and 2023 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2024 and 2023. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or any other interim period or future year or period.

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Accrued compensation	$7,435	$14,065
Accrued expenses related to CROs and CMOs	2,210	1,768
Accrued expenses and other current liabilities	1,032	995
Total accrued expenses and other current liabilities	$10,677	$16,828

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

During the six months ended June 30, 2024, the Company granted an aggregate of 6,935,000 options and 106,300 time-based RSUs to employees.

As of June 30, 2024, 1,866,279 ordinary shares remained available for future grant under the 2021 Plan.

The table below shows the options and RSUs outstanding as of June 30, 2024 and 2023.

	As of June 30,
	2024	2023
Options to purchase ordinary shares	20,574,934	14,176,822
RSUs	660,750	626,465

The Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan, as amended (the “ESPP”), allows full-time and certain part-time employees to purchase the Company’s ordinary shares at a discount to fair market value. Eligible employees may enroll in a six-month offering period beginning every January 15th and July 15th. Ordinary shares are purchased at a price equal to 85% of the lower of the fair market value of the Company’s ordinary shares on the first business day or the last business day of an offering period. The aggregate number of ordinary shares authorized for issuance under the ESPP was originally 1,000,000 and was subsequently increased to 3,000,000 in August 2023. During the six months ended June 30, 2024, 101,542 ordinary shares were issued under the ESPP. As of June 30, 2024, there were 2,388,958 ordinary shares available for issuance under the ESPP.

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

Under the GSK Collaboration Agreement, GSK can advance up to eight programs leveraging Wave’s PRISM platform and multiple RNA-targeting modalities (RNA editing, splicing, siRNA, and antisense) with target validation work ongoing across multiple therapy areas. GSK selected its first two programs to advance to development candidates following achievement of target validation in the three months ended June 30, 2024. These programs utilize Wave’s next generation GalNAc-siRNA format and are in hepatology. Under the GSK Collaboration Agreement, GSK is required to provide an aggregate initiation payment of $12.0 million to Wave for these two oligonucleotide programs, for which the $12.0 million was received during the three months ended June 30, 2024.

The following table summarizes the allocation of the total transaction price to the identified performance obligation under the GSK Collaboration Agreement, and the amount of the transaction price unsatisfied as of June 30, 2024 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied (1)
Performance Obligations:
AATD Collaboration	$156,778	$62,230
Discovery Research Collaboration	20,225	17,271
GSK Collaboration Program	12,000	11,820
Total	$189,003	$91,321

(1) The Unsatisfied transaction price will be recognized over the remaining applicable research or program term.

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

Under the GSK Collaboration Agreement, for the three months ended June 30, 2024 and 2023 the Company recognized revenue of $19.1 million and $20.8 million, respectively, using the input method described above. For the six months ended June 30, 2024 and 2023, the Company recognized revenue of $31.4 million and $33.1 million, respectively, using the input method described above. Through June 30, 2024, the Company had recognized revenue of $97.7 million under the GSK Collaboration Agreement as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue on June 30, 2024 was approximately $76.2 million, of which approximately $66.7 million was included in current liabilities and approximately $9.6 million was included in long-term liabilities. The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue on December 31, 2023 was approximately $94.3 million, of which approximately $78.7 million was included in current liabilities and $15.6 million was included in long-term liabilities.

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

During the three months ended June 30, 2024 and 2023, the Company recognized revenue of approximately $0.6 million and $1.3 million, respectively, under the Takeda Collaboration Agreement in the Company’s consolidated statements of operations and comprehensive loss. During the six months ended June 30, 2024 and 2023, the Company recognized revenue of $0.8 million and $2.0 million, respectively, under the Takeda Collaboration Agreement. Through June 30, 2024, the Company had recognized revenue of $129.0 million under the Takeda Collaboration Agreement as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue as of June 30, 2024 and December 31, 2023 was $70.5 million and $71.3 million, respectively, and all of the deferred revenue was included in current liabilities. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the research and development services for each remaining Category 1 Program as costs are incurred, over the remaining research term. The Company expects to recognize revenue for the portion of the deferred revenue that relates to the material right for each remaining Category 1 Program option upon Takeda’s exercise or termination of such option, or immediately as each option expires unexercised.

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

As of June 30, 2024, there are 7,093,656 vested and exercisable pre-funded warrants (“Pre-Funded Warrants”) outstanding to purchase ordinary shares for the exercise price of $0.0001 per share, provided that, unless and until the Company obtains shareholder approval for the issuance of the shares underlying the Pre-Funded Warrants, a holder will not be entitled to exercise any portion of any Pre-Funded Warrant, which, upon giving effect to such exercise, would cause (i) the aggregate number of our ordinary shares beneficially owned by the holder (together with its affiliates) to exceed 19.99% of the number of our ordinary shares outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed 19.99% of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrants. The Pre-Funded Warrants are included in the weighted-average shares outstanding used in the calculation of basic net loss per share as the exercise price is negligible and the warrants are fully vested and exercisable.

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

The following potential ordinary shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2024	2023
Options to purchase ordinary shares	20,574,934	14,176,822
RSUs	660,750	626,465
Series A preferred shares	3,901,348	3,901,348

Additionally, for the periods presented the two-class method does not impact the net loss per ordinary share as the Company was in a net loss position for each of the periods presented and holders of Series A preferred shares do not participate in losses.

7. INCOME TAXES

During the three and six months ended June 30, 2024 and 2023, the Company recorded no income tax provision.

The Company maintained a full valuation allowance for the three and six months ended June 30, 2024 and 2023 in all jurisdictions due to uncertainty regarding future taxable income.

8. GEOGRAPHIC DATA

Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2024 and December 31, 2023.

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
•
In April 2023, the Company engaged Shin Nippon Biomedical Laboratories Ltd. (“SNBL”), one of the Company’s shareholders, to provide approximately $2.8 million in certain NHP contract research services to the Company. During the three and six months ended June 30, 2024, the Company made a payment of $5 thousand to SNBL. Through June 30, 2024, the Company has paid $1.4 million to SNBL for the aforementioned NHP contract research services.

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
o
Obesity: WVE-007 is a GalNAc-conjugated RNAi oligonucleotide targeting inhibin βE (“INHBE”).
•
Unconjugated oligonucleotides for muscle, CNS and other disease areas including:
o
DMD: WVE-N531 is an exon 53 splicing oligonucleotide; and
o
HD: WVE-003 is an allele-selective oligonucleotide designed to lower mutant huntingtin (“mHTT”) protein and preserve healthy, wild-type huntingtin (“wtHTT”) protein.

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

Our GSK collaboration has three components:

(1) A discovery collaboration which enables us to advance up to three programs leveraging targets informed by GSK’s novel insights, the first of which is our INHBE program (WVE-007) for obesity and other metabolic disorders;

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

WVE-006 is first-in-class in AATD and is the most advanced program currently in development using an oligonucleotide to harness an endogenous enzyme for RNA editing. In the fourth quarter of 2023, we initiated our RestorAATion clinical program investigating WVE-006 as a treatment for AATD. The RestorAATion clinical program includes both healthy volunteers (“RestorAATion-1”), as well as patients with AATD who have the homozygous Pi*ZZ mutation (“RestorAATion-2”) and is designed to provide an efficient path to proof-of-mechanism as measured by restoration of wild-type alpha-1 antitrypsin (“M-AAT”) protein in serum. RestorAATion-2 is a Phase 1b/2a open label study designed to evaluate the safety, tolerability, pharmacodynamics (“PD”) and pharmacokinetics (“PK”) of WVE-006 in individuals with AATD who have the homozygous Pi*ZZ mutation. The trial includes both single ascending dose (“SAD”) and multiple ascending dose (“MAD”) portions. In the third quarter of 2024, we initiated dosing in the single dose portion of the first dose cohort of RestorAATion-2. We expect to deliver proof-of-mechanism data in patients with AATD in the fourth quarter of 2024.

Under our GSK collaboration, GSK received an exclusive global license for WVE-006, with clinical development and commercial responsibilities transitioning to GSK after we complete the RestorAATion-2 trial. Under the terms of the collaboration, we are eligible to receive up to $525 million in development, launch, and commercial milestone payments, as well as double-digit tiered royalties up to the high teens, as a percentage of net sales for WVE-006. In December 2023, we announced that we achieved the first WVE-006 milestone in our collaboration with GSK, resulting in a $20 million payment.

Preclinical data show that treatment with WVE-006 resulted in serum AAT protein levels of up to 30 micromolar in an established AATD mouse model (NSG-PiZ). WVE-006 also led to restoration of approximately 50% wild-type M-AAT protein in serum and a 3-fold increase in neutrophil elastase inhibition activity, indicating that the restored M-AAT protein was functional. Our AATD AIMers are highly specific to SERPINA1 RNA in vitro and in vivo based on transcriptome-wide analyses.

If we are successful in the clinic with WVE-006, this would validate our clinical approach to AATD and demonstrate the feasibility of RNA editing as a therapeutic modality in humans.

Obesity and Other Metabolic Disorders

Our first wholly owned program to emerge from our collaboration with GSK is WVE-007, a GalNAc-small interfering RNA (“siRNA”) that is designed to silence the Inhibin βE gene (“INHBE”) to induce lipolysis (fat-burning) while preserving muscle mass to restore and maintain a healthy metabolic profile. There are approximately 174 million people in the United States and Europe with obesity, and therapeutic options beyond GLP-1 receptor agonists are needed. GLP-1 receptor agonists lead to weight loss at the expense of muscle, suppress the general reward system, and are associated with a poor tolerability profile and 68% drop-off after one year. Heterozygous INHBE loss-of-function human carriers exhibit a healthy metabolic profile, including reduced waist-to-hip ratio and reduced odds of developing type 2 diabetes or coronary artery disease, and reduction of INHBE by 50% or more is expected to restore a healthy metabolic profile. In connection with our 2023 Research and Development Day, we shared in vivo proof of concept data in diet-induced obesity mice demonstrating INHBE silencing well beyond the anticipated 50% therapeutic threshold, which led to substantially lower body weight and reduction of visceral fat as compared to controls. These are the first data to demonstrate INHBE silencing in vivo in an animal model is consistent with the phenotypes of heterozygous loss-of-function carriers.

WVE-007 utilizes our next generation GalNAc-siRNA format. In preclinical diet-induced obesity (“DIO”) mouse models, our INHBE GalNAc-siRNA has demonstrated highly potent INHBE silencing (ED50 < 1 mg/kg), durable silencing following one, low-single digit dose supporting every-six-month or annual subcutaneous dosing in humans, weight loss with no loss of muscle mass and reduction in fat mass, with preferential effect to the visceral fat, consistent with the profile of INHBE LoF in human genetics. In a head-to-head study in DIO mice, we have observed a weight loss effect from a single dose of our INHBE GalNAc-siRNA similar to semaglutide. In addition, treatment with our INHBE GalNAc-siRNA upon cessation of semaglutide treatment curtailed expected rebound weight gain. Additionally, in a separate ongoing study in DIO mice, when administered in combination with semaglutide, a single dose of our INHBE GalNAc-siRNA doubled the weight loss observed with semaglutide alone and this effect was sustained throughout the duration of the study. We plan to share additional preclinical data later this year and expect to initiate a clinical trial for WVE-007 in the first quarter of 2025.

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

Huntington’s disease (“HD”)

In HD, we are currently advancing WVE-003, a stereopure allele-selective oligonucleotide designed to selectively target an undisclosed single nucleotide polymorphism (“SNP”), “mHTT SNP3”, associated with the disease-causing mHTT mRNA transcript within the Huntingtin (“HTT”) gene. Approximately 40% of the HD population carries SNP3 according to published literature (Carroll et al., Molecular Therapy, 2011), and up to 80% of HD may be addressed in the future with other SNP-targeted candidates.

There are currently no disease modifying therapies for HD, which affects over 200,000 individuals across all disease stages in the United States and Europe.

WVE-003 incorporates our proprietary PN chemistry. Targeting mRNA with SNP3 allows us to lower expression of transcript from the mutant allele, while leaving the healthy transcript relatively intact, thereby preserving wild-type (healthy) huntingtin (“wtHTT”) protein, which is important for neuronal function. Only an allele-selective approach to mHTT lowering has the potential to both protect the reservoir of wtHTT protein and decrease the mHTT to wtHTT ratio in neurons, potentially releasing wtHTT from the inhibitory actions of mHTT. Our allele-selective approach may also enable us to address HD patient populations in early stages of disease prior to onset of clinical symptoms. In preclinical studies, WVE-003 showed dose-dependent and selective reduction of mHTT mRNA in vitro, as well as potent and durable knockdown of mHTT mRNA and protein in vivo in mouse models.

In the third quarter of 2023, we achieved a milestone in our collaboration with Takeda Pharmaceutical Company Limited (“Takeda”), which pertained to the positive results from a non-clinical study of WVE-003 in non-human primates and resulted in a payment of $7.0 million to us. This study showed significant tissue exposure levels of WVE-003 in the deep brain regions, including striatum and bolstered our existing datasets that confirm the ability of our oligonucleotides to distribute to the areas of the CNS important for HD.

The SELECT-HD trial was a global, multicenter, randomized, double-blind, placebo-controlled Phase 1b/2a clinical trial to assess the safety and tolerability of WVE-003 in people with a confirmed diagnosis of HD who are in the early stages of the disease and carry SNP3 in association with their cytosine-adenine-guanine (“CAG”) expansion. Additional objectives included assessing pharmacokinetics and exploratory pharmacodynamic and clinical endpoints.

In June 2024, we announced positive clinical data from the Phase 1b/2a SELECT-HD study of WVE-003. Results from the multi-dose portion of the trial, which evaluated three doses of 30mg WVE-003 administered every eight weeks, showed clear translation of target engagement to clinic with statistically significant, potent, durable and allele-selective reductions in cerebrospinal fluid (“CSF”) mHTT of up to 46% and preservation of healthy protein. This cohort also revealed a statistically significant correlation between mHTT reductions and slowing of caudate atrophy, indicating a potential benefit of allele-selective mHTT reductions. Structural brain magnetic resonance imaging (“MRI”) changes such as caudate atrophy are well-characterized measures of disease progression and neurodegeneration in HD. WVE-003 was generally safe and well-tolerated, with mild-to-moderate adverse events (“AEs”) and no Serious AEs.

We have submitted an opt-in package to our partner, Takeda, and initiated engagement with regulators on a clinical development path to accelerated approval. We expect to receive a decision from Takeda on their option right, as well as feedback from regulators by year-end.

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

We expect to select five new clinical candidates by the end of 2025, including WVE-007, our INHBE candidate for obesity.

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss for the three months ended June 30, 2024 and 2023 was $32.9 million and $21.1 million, respectively. Our net loss for the six months ended June 30, 2024 and 2023 was $64.5 million and $48.5 million, respectively. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $1,089.3 million and $1,024.9 million, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Our primary research and development focus has been the development of our RNA medicines platform, PRISM. We are using PRISM, which includes our novel chemistry modifications, to design, develop and commercialize a broad pipeline of first- or best-in-class RNA medicines using our editing, RNAi, splicing, and antisense modalities.

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

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Revenue	$19,692	$22,106	$(2,414)
Operating expenses:
Research and development	40,393	33,314	7,079
General and administrative	14,296	12,265	2,031
Total operating expenses	54,689	45,579	9,110
Loss from operations	(34,997)	(23,473)	(11,524)
Total other income, net	2,074	2,369	(295)
Loss before income taxes	(32,923)	(21,104)	(11,819)
Income tax benefit (provision)	—	—	—
Net loss	$(32,923)	$(21,104)	$(11,819)

Revenue

Revenue for the three months ended June 30, 2024 and 2023 was $19.7 million and $22.1 million, respectively, and is comprised of revenue earned under the GSK Collaboration Agreement and the Takeda Collaboration Agreement. There was a slight decrease in the revenue earned under both the GSK Collaboration Agreement and the Takeda Collaboration Agreement year-over-year.

Research and Development Expenses

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
AATD program	$3,172	$2,156	$1,016
DMD programs	4,051	2,255	1,796
HD programs	3,636	4,095	(459)
Other research and development expenses(1), including INHBE, RNA editing, PRISM, others	29,460	21,474	7,986
ALS and FTD programs (discontinued)	74	3,334	(3,260)
Total research and development expenses	$40,393	$33,314	$7,079

(1)
Includes expenses related to discovery and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $40.4 million for the three months ended June 30, 2024, compared to $33.3 million for the three months ended June 30, 2023. The increase of approximately $7.1 million was due to the following:

•
an increase of $1.0 million in external expenses related to our AATD program, WVE-006 (RNA editing);
•
an increase of $1.8 million in external expenses related to our DMD programs, including WVE-N531 (splicing);
•
a decrease of $0.5 million in external expenses related to our HD programs, including WVE-003 (silencing);
•
an increase of $8.0 million in other research and development expenses(1), including INHBE, RNA editing, PRISM, and other internal and external research and development expenses that are not allocated on a program-by-program basis or are related to other discovery and development programs, and the identification of potential drug discovery candidates, mainly due to increases in compensation-related expenses and facilities-related expenses, partially offset by decreases in other external research and development expenses; and
•
a decrease of $3.3 million in external expenses related to our discontinued ALS and FTD program, WVE-004.

General and Administrative Expenses

General and administrative expenses were $14.3 million for the three months ended June 30, 2024, as compared to $12.3 million for the three months ended June 30, 2023. The increase is primarily driven by increases in compensation related expenses and administrative expenses.

Other Income (Expense), Net

Other income, net for the three months ended June 30, 2024 and 2023 was $2.1 million and $2.4 million, respectively, and consisted primarily of dividend income.

Income Tax Benefit (Provision)

During the three months ended June 30, 2024 and 2023, we recorded no income tax provision. We maintained a full valuation allowance for the three months ended June 30, 2024 and 2023 in all jurisdictions due to uncertainty regarding future taxable income.

Comparison of the six months ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Revenue	$32,230	$35,035	$(2,805)
Operating expenses:
Research and development	73,840	64,293	9,547
General and administrative	27,845	24,500	3,345
Total operating expenses	101,685	88,793	12,892
Loss from operations	(69,455)	(53,758)	(15,697)
Total other income, net	4,974	5,249	(275)
Loss before income taxes	(64,481)	(48,509)	(15,972)
Income tax benefit (provision)	—	—	—
Net loss	$(64,481)	$(48,509)	$(15,972)

Revenue

Revenue for the six months ended June 30, 2024 and 2023 was $32.2 million and $35.0 million, respectively, and is comprised of revenue earned under the GSK Collaboration Agreement and the Takeda Collaboration Agreement. There was a slight decrease in the revenue earned under both the GSK Collaboration Agreement and the Takeda Collaboration Agreement year-over-year.

Research and Development Expenses

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
AATD program	$6,365	$3,724	$2,641
DMD programs	7,101	2,569	4,532
HD programs	6,015	7,417	(1,402)
Other research and development expenses(1), including INHBE, RNA editing, PRISM, others	54,240	44,532	9,708
ALS and FTD programs (discontinued)	119	6,051	(5,932)
Total research and development expenses	$73,840	$64,293	$9,547

(1)
Includes expenses related to discovery and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $73.8 million for the six months ended June 30, 2024, compared to $64.3 million for the six months ended June 30, 2023. The increase of approximately $9.5 million was due to the following:

•
an increase of $2.6 million in external expenses related to our AATD program, WVE-006 (RNA editing);
•
an increase of $4.5 million in external expenses related to our DMD programs, including WVE-N531 (splicing);
•
a decrease of $1.4 million in external expenses related to our HD programs, including WVE-003 (silencing);
•
an increase of $9.7 million in other research and development expenses(1), including INHBE, RNA editing, PRISM, and other internal and external research and development expenses that are no allocated on a program-by-program basis or are related to other discovery and development programs, and the identification of potential drug discovery candidates, mainly due to increases in compensation-related expenses and facilities-related expenses, partially offset by decreases in other external research and development expenses; and
•
a decrease of $5.9 million in external expenses related to our discontinued ALS and FTD program, WVE-004.

General and Administrative Expenses

General and administrative expenses were $27.8 million for the six months ended June 30, 2024, as compared to approximately $24.5 million for the six months ended June 30, 2023. The increase of $3.3 million was primarily driven by increases in compensation related expenses and professional fees.

Other Income (Expense), Net

Other income, net for the six months ended June 30, 2024 and 2023 was $5.0 million and $5.2 million, respectively, and consisted primarily of dividend income, as well as estimated refundable tax credits.

Income Tax Benefit (Provision)

During the six months ended June 30, 2024 and 2023, we recorded no income tax provision. We maintained a full valuation allowance for the six months ended June 30, 2024 and 2023 in all jurisdictions due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net operating losses. To date, we have primarily funded our operations through public and other registered offerings of our ordinary shares and other securities, collaborations with third parties and private placements of debt and equity securities. Through June 30, 2024, we have received an aggregate of approximately $1,342.7 million in net proceeds from these transactions, consisting of $742.1 million in net proceeds from public and other registered offerings of our ordinary shares and other securities, $511.3 million from our collaborations and $89.3 million in net proceeds from private placements of our debt and equity securities.

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

As of June 30, 2024, we had cash and cash equivalents totaling $154.0 million, restricted cash of $3.7 million and an accumulated deficit of $1,089.3 million. Subsequent to June 30, 2024, we received $12.7 million in net proceeds under our at-the-market equity program.

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

Our operating lease commitments as of June 30, 2024 total approximately $33.7 million, of which approximately $4.6 million is related to payments in 2024 and approximately $29.1 million is related to payments beyond 2024.

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

On March 3, 2022, we filed a new universal shelf registration on Form S-3 with the SEC, which was declared effective by the SEC on May 4, 2022, pursuant to which we registered for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the “2022 Form S-3.” The 2022 Form S-3 includes a prospectus covering up to approximately $132.0 million in ordinary shares that had not yet been issued or sold under our Sales Agreement with Jefferies at the time the 2022 Form S-3 was declared effective. As of August 7, 2024, we have $298.2 million in securities available for issuance under the 2022 Form S-3, including approximately $115.2 million in ordinary shares available for issuance under our at-the-market equity program.

Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our cash flow activity:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$(60,900)	$48,265
Net cash used in investing activities	(469)	(561)
Net cash provided by financing activities	15,163	36,902
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(155)	(121)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(46,361)	$84,485

Operating Activities

During the six months ended June 30, 2024, operating activities used $60.9 million of cash, due to our net loss of $64.5 million and changes in operating assets and liabilities of $7.1 million, offset by non-cash charges of $10.7 million.

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

Investing Activities

During the six months ended June 30, 2024, investing activities used $0.5 million of cash, related to purchases of property and equipment.

During the six months ended June 30, 2023, investing activities used $0.6 million of cash, related to purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities was $15.2 million, which was primarily due to the $14.0 million in net proceeds from the January 2024 exercise of the underwriters’ option to purchase an additional 3,000,000 shares under the December 2023 Offering. Additionally, we received $0.5 million in net proceeds from sales under our at-the-market equity program.

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
•
respond to the impacts of the local and global health epidemics, the conflict involving Russia and Ukraine, the conflict in the Middle East, global economic uncertainty, rising inflation, rising interest rates or market disruptions on our business; and

•
establish and build capabilities to market, distribute and sell our product candidates.

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
•
the impacts of the local and global health epidemics, the conflict involving Russia and Ukraine, the conflict in the Middle East, global economic uncertainty, rising inflation, rising interest rates or market disruptions on our business;
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

Foreign Currency Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial conditions, our results of operations or our cash flows. For the three and six months ended June 30, 2024 and 2023, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” that appear in Item 1A of our 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds

Recent Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, certain of our officers (as defined in Rule 16a-1(f) of the Exchange Act) entered into contracts, instructions or written plans (each, a “Rule 10b5-1 Trading Plan” and collectively, the “Rule 10b5-1 Trading Plans”) for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We describe the material terms of these Rule 10b5-1 Trading Plans below.

On May 20, 2024, Paul B. Bolno, M.D., MBA, our President and Chief Executive Officer, terminated a Rule 10b5-1 Trading Plan that was originally adopted on March 19, 2024. Dr. Bolno’s former Rule 10b5-1 Trading Plan provided for the sale of up to an aggregate of 435,594 of our ordinary shares. No ordinary shares were sold under Dr. Bolno’s Rule 10b5-1 Trading Plan prior to its termination.

On May 22, 2024, Mr. Bolno adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 435,594 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Dr. Bolno's Rule 10b5-1 Trading Plan is active until November 15, 2024, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.1+	Form of Inducement Non-qualified Share Option Agreement	X

10.2+	Form of Inducement Restricted Share Unit Agreement	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer	X

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its Inline XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

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

WAVE LIFE SCIENCES LTD.

Date: August 8, 2024	By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Kyle Moran
Kyle Moran
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)