Form 10-Q
period 2024-09-30
Wave Life Sciences Ltd.
filed 2024-11-12
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of outstanding ordinary shares of the registrant as of November 7, 2024 was 152,519,770.

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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ. These risks, uncertainties and other factors include, among other things, our critical accounting policies; the ability of our preclinical studies to produce data sufficient to support the filing of global clinical trial applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results and timing of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our effectiveness in managing current and future clinical trials and regulatory processes; the success of our platform in identifying viable candidates; the continued development and acceptance of nucleic acid therapeutics as a class of drugs; our ability to demonstrate the therapeutic benefits of our stereopure candidates in clinical trials, including our ability to develop candidates across multiple therapeutic modalities; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to fund our operations and to raise additional capital as needed; competition from others developing therapies for similar uses; and any impacts on our business as a result of or related to any local and global health epidemics, the conflict involving Russia and Ukraine, the conflict in the Middle East, global economic uncertainty, volatility in inflation, volatility in interest rates or market disruptions on our business, as well as other risks and uncertainties under the caption “Risk Factors” and any other disclosures contained in this Quarterly Report on Form 10-Q and in other filings we make with the Securities and Exchange Commission (the “SEC”).

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$310,948	$200,351
Accounts receivable	—	21,086
Prepaid expenses	10,572	9,912
Other current assets	2,995	4,024
Total current assets	324,515	235,373
Long-term assets:
Property and equipment, net of accumulated depreciation of $45,490 and $42,709 as of September 30, 2024 and December 31, 2023, respectively	10,928	13,084
Operating lease right-of-use assets	19,119	22,637
Restricted cash	3,746	3,699
Other assets	196	156
Total long-term assets	33,989	39,576
Total assets	$358,504	$274,949
Liabilities, Series A preferred shares, and shareholders’ equity
Current liabilities:
Accounts payable	$12,781	$12,839
Accrued expenses and other current liabilities	14,642	16,828
Current portion of deferred revenue	135,907	150,059
Current portion of operating lease liability	7,398	6,714
Total current liabilities	170,728	186,440
Long-term liabilities:
Deferred revenue, net of current portion	18,490	15,601
Operating lease liability, net of current portion	19,772	25,404
Total long-term liabilities	38,262	41,005
Total liabilities	$208,990	$227,445
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at September 30, 2024 and December 31, 2023	$7,874	$7,874
Shareholders’ equity:
Ordinary shares, no par value; 148,392,939 and 119,162,234 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	$1,139,714	$935,367
Additional paid-in capital	153,196	129,237
Accumulated other comprehensive loss	(159)	(124)
Accumulated deficit	(1,151,111)	(1,024,850)
Total shareholders’ equity	$141,640	$39,630
Total liabilities, Series A preferred shares, and shareholders’ equity	$358,504	$274,949

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$(7,676)	$49,214	$24,554	$84,249
Operating expenses:
Research and development	41,197	31,642	115,037	95,935
General and administrative	15,042	13,128	42,887	37,628
Total operating expenses	56,239	44,770	157,924	133,563
Income (loss) from operations	(63,915)	4,444	(133,370)	(49,314)
Other income, net:
Dividend income and interest income	1,798	1,960	6,425	6,084
Other income, net	337	171	684	1,296
Total other income, net	2,135	2,131	7,109	7,380
Income (loss) before income taxes	(61,780)	6,575	(126,261)	(41,934)
Income tax benefit (provision)	—	677	—	677
Net income (loss)	$(61,780)	$7,252	$(126,261)	$(41,257)
Less: net income attributable to participating securities	$—	$(257)	$—	$—
Net income (loss) attributable to ordinary shareholders, basic and diluted	$(61,780)	$6,995	$(126,261)	$(41,257)
Net income (loss) per share attributable to ordinary shareholders—basic	$(0.47)	$0.07	$(0.97)	$(0.39)
Weighted-average ordinary shares used in computing net income (loss) per share attributable to ordinary shareholders—basic	132,563,467	106,025,063	130,470,603	104,529,266
Net income (loss) per share attributable to ordinary shareholders—diluted	$(0.47)	$0.07	$(0.97)	$(0.39)
Weighted-average ordinary shares used in computing net income (loss) per share attributable to ordinary shareholders—diluted	132,563,467	106,975,231	130,470,603	104,529,266
Other comprehensive income (loss):
Net income (loss)	$(61,780)	$7,252	$(126,261)	$(41,257)
Foreign currency translation	120	(32)	(35)	(153)
Comprehensive income (loss)	$(61,660)	$7,220	$(126,296)	$(41,410)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2022	3,901,348	$7,874	86,924,643	$802,833	$119,442	$(29)	$(967,337)	$(45,091)
Issuance of ordinary shares, pursuant to the GSK Collaboration Agreement	—	—	10,683,761	34,623	—	—	—	34,623
Share-based compensation	—	—	—	—	2,750	—	—	2,750
Vesting of RSUs	—	—	363,161	—	—	—	—	—
Option exercises	—	—	181	1	—	—	—	1
Issuance of ordinary shares under the ESPP	—	—	133,098	429	—	—	—	429
Other comprehensive loss	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(27,405)	(27,405)
Balance at March 31, 2023	3,901,348	$7,874	98,104,844	$837,886	$122,192	$(50)	$(994,742)	$(34,714)
Issuance of ordinary shares pursuant to the “at-the-market” equity program, net	—	—	429,051	1,704	—	—	—	1,704
Share-based compensation	—	—	—	—	2,409	—	—	2,409
Vesting of RSUs	—	—	9,234	—	—	—	—	—
Option exercises	—	—	23,687	85	—	—	—	85
Other comprehensive loss	—	—	—	—	—	(100)	—	(100)
Net loss	—	—	—	—	—	—	(21,104)	(21,104)
Balance at June 30, 2023	3,901,348	$7,874	98,566,816	$839,675	$124,601	$(150)	$(1,015,846)	$(51,720)
Issuance of ordinary shares pursuant to the “at-the-market” equity program, net	—	—	322,637	1,376	—	—	—	1,376
Share-based compensation	—	—	—	—	2,284	—	—	2,284
Vesting of RSUs	—	—	16,657	—	—	—	—	—
Option exercises	—	—	12,976	35	—	—	—	35
Issuance of ordinary shares under the ESPP	—	—	92,815	319	—	—	—	319
Other comprehensive loss	—	—	—	—	—	(32)	—	(32)
Net income	—	—	—	—	—	—	7,252	7,252
Balance at September 30, 2023	3,901,348	$7,874	99,011,901	$841,405	$126,885	$(182)	$(1,008,594)	$(40,486)

The accompanying notes are an integral part of the unaudited consolidated financial statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT) CONTINUED

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity (Deficit)
Balance at December 31, 2023	3,901,348	$7,874	119,162,234	$935,367	$129,237	$(124)	$(1,024,850)	$39,630
Issuance of ordinary shares, net of offering costs	—	—	3,000,000	14,038	—	—	—	14,038
Share-based compensation	—	—	—	—	2,881	—	—	2,881
Vesting of RSUs	—	—	21,683	—	—	—	—	—
Option exercises	—	—	35,925	123	—	—	—	123
Issuance of ordinary shares under the ESPP	—	—	101,542	349	—	—	—	349
Other comprehensive loss	—	—	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	—	—	(31,558)	(31,558)
Balance at March 31, 2024	3,901,348	$7,874	122,321,384	$949,877	$132,118	$(198)	$(1,056,408)	$25,389
Issuance of ordinary shares pursuant to the “at-the-market” equity program, net	—	—	109,204	547	—	—	—	547
Share-based compensation	—	—	—	—	3,485	—	—	3,485
Vesting of RSUs	—	—	17,778	—	—	—	—	—
Option exercises	—	—	30,923	106	—	—	—	106
Other comprehensive loss	—	—	—	—	—	(81)	—	(81)
Net loss	—	—	—	—	—	—	(32,923)	(32,923)
Balance at June 30, 2024	3,901,348	$7,874	122,479,289	$950,530	$135,603	$(279)	$(1,089,331)	$(3,477)
Issuance of ordinary shares, net of offering costs	—	—	23,125,001	173,438	—	—	—	173,438
Issuance of ordinary shares pursuant to the “at-the-market” equity program, net	—	—	2,453,490	14,746	—	—	—	14,746
Issuance of pre-funded warrants, net of offering costs	—	—	—	—	14,062	—	—	14,062
Share-based compensation	—	—	—	—	3,531	—	—	3,531
Vesting of RSUs	—	—	25,003	—	—	—	—	—
Option exercises	—	—	235,200	690	—	—	—	690
Issuance of ordinary shares under the ESPP	—	—	74,956	310	—	—	—	310
Other comprehensive income	—	—	—	—	—	120	—	120
Net loss	—	—	—	—	—	—	(61,780)	(61,780)
Balance at September 30, 2024	3,901,348	$7,874	148,392,939	$1,139,714	$153,196	$(159)	$(1,151,111)	$141,640

The accompanying notes are an integral part of the unaudited consolidated financial statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(126,261)	$(41,257)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right-of-use assets	3,518	3,105
Depreciation of property and equipment	2,989	3,919
Share-based compensation expense	9,897	7,443
Changes in operating assets and liabilities:
Accounts receivable	21,086	(7,000)
Prepaid expenses	(660)	418
Other assets	989	(2,101)
Accounts payable	(39)	(3,953)
Accrued expenses and other current liabilities	(2,686)	(4,928)
Deferred revenue	(11,263)	62,299
Operating lease liabilities	(4,948)	(3,947)
Other non-current liabilities	—	(190)
Net cash provided by (used in) operating activities	(107,378)	13,808
Cash flows from investing activities
Purchases of property and equipment	(852)	(759)
Net cash used in investing activities	(852)	(759)
Cash flows from financing activities
Proceeds from the issuance of ordinary shares as a part of the December 2023 Offering, net of offering costs	14,038	—
Proceeds from the issuance of ordinary shares as a part of the September 2024 Offering, net of offering costs	173,900	—
Proceeds from the issuance of pre-funded warrants as a part of the September 2024 Offering, net of offering costs	14,100	—
Proceeds from the issuance of ordinary shares pursuant to the GSK Collaboration Agreement	—	34,623
Proceeds from issuance of ordinary share pursuant to the “at-the-market” equity program, net of offering costs	15,293	3,080
Proceeds from the exercise of share options	919	121
Proceeds from the ESPP	659	748
Net cash provided by financing activities	218,909	38,572
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(35)	(153)
Net increase in cash, cash equivalents, and restricted cash	110,644	51,468
Cash, cash equivalents, and restricted cash, beginning of period	204,050	92,157
Cash, cash equivalents, and restricted cash, end of period	$314,694	$143,625
Supplemental disclosure of cash flow information
Offering costs related to the September 2024 Offering in accrued expenses at period end	$500	$—

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

As of September 30, 2024, the Company had cash and cash equivalents of $310.9 million. Subsequent to September 30, 2024, the representatives of the underwriters in connection with the previously disclosed underwritten public offering (the “September 2024 Offering”) exercised their option in full to purchase an additional 3,750,000 ordinary shares, for additional net proceeds of approximately $28.2 million to the Company. The Company expects that its existing cash and cash equivalents will be sufficient to fund its operations for at least the next twelve months. The Company has based this expectation on the best information available, however the Company may use its available capital resources sooner than it currently expects. If the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be further reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. In addition, the Company may elect to raise additional funds before it needs them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if the Company expects it has sufficient funds for its current or future operating plans.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 6, 2024, as amended (the “2023 Annual Report on Form 10-K”), have had no material changes during the nine months ended September 30, 2024.

Unaudited Interim Financial Data

The accompanying interim consolidated balance sheet as of September 30, 2024, the related interim consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023, the consolidated statements of Series A preferred shares and shareholders’ equity (deficit) for the three months ended March 31, June 30, and September 30, 2024 and 2023, the consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, and the related interim information contained within the notes to the unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2024 and 2023 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2024 and 2023. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or any other interim period or future year or period.

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Accrued compensation	$9,736	$14,065
Accrued expenses related to CROs and CMOs	2,825	1,768
Accrued expenses and other current liabilities	2,081	995
Total accrued expenses and other current liabilities	$14,642	$16,828

4. SHARE-BASED COMPENSATION

The Wave Life Sciences Ltd. 2021 Equity Incentive Plan was approved by the Company’s shareholders and went into effect on August 10, 2021 and was amended effective as of August 9, 2022, August 1, 2023, and August 6, 2024 (as amended, the “2021 Plan”). The 2021 Plan serves as the successor to the Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Plan”), such that outstanding awards granted under the 2014 Plan continue to be governed by the terms of the 2014 Plan, but no awards may be made under the 2014 Plan after August 10, 2021. The aggregate number of ordinary shares authorized for issuance of awards under the 2021 Plan was originally 5,450,000 ordinary shares, and was subsequently increased to 11,450,000, 17,950,000, and 22,950,000 in August 2022, August 2023, and August 2024, respectively, plus the number of ordinary shares underlying any awards under the 2014 Plan that are forfeited, cancelled or otherwise terminated (other than by exercise or withheld by the Company to satisfy any tax withholding obligation) on or after August 10, 2021.

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

During the nine months ended September 30, 2024, the Company granted an aggregate of 7,337,900 options and 307,750 time-based RSUs to employees and non-employee directors.

As of September 30, 2024, 6,550,786 ordinary shares remained available for future grant under the 2021 Plan.

The table below shows the options and RSUs outstanding as of September 30, 2024 and 2023.

	As of September 30,
	2024	2023
Options to purchase ordinary shares	20,463,734	14,238,590
RSUs	827,240	633,283

The Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan, as amended (the “ESPP”), allows full-time and certain part-time employees to purchase the Company’s ordinary shares at a discount to fair market value. Eligible employees may enroll in a six-month offering period beginning every January 15th and July 15th. Ordinary shares are purchased at a price equal to 85% of the lower of the fair market value of the Company’s ordinary shares on the first business day or the last business day of an offering period. The aggregate number of ordinary shares authorized for issuance under the ESPP was originally 1,000,000 and was subsequently increased to 3,000,000 in August 2023. During the nine months ended September 30, 2024, 176,498 ordinary shares were issued under the ESPP. As of September 30, 2024, there were 2,314,002 ordinary shares available for issuance under the ESPP.

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

The following table summarizes the allocation of the total transaction price to the identified performance obligation under the GSK Collaboration Agreement, and the amount of the transaction price unsatisfied as of September 30, 2024 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied (1)
Performance Obligations:
AATD Collaboration	$156,778	$71,326
Discovery Research Collaboration	17,964	14,403
GSK Collaboration Programs	12,000	11,323
Total	$186,742	$97,052

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

For the three months ended September 30, 2024, the Company recorded an $8.0 million reduction to cumulative revenue due to a change in the estimate to fulfill the GSK Collaboration performance obligations. For the three months ended September 30, 2023, the Company recognized revenue of $14.3 million under the GSK Collaboration Agreement using the input method described above. For the nine months ended September 30, 2024 and 2023, the Company recognized revenue of $23.4 million and $47.4 million, respectively, using the input method described above. Through September 30, 2024, the Company had recognized revenue of $89.7 million under the GSK Collaboration Agreement as collaboration revenue in the Company’s consolidated statements of operations and comprehensive income (loss).

The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue on September 30, 2024 was approximately $84.2 million, of which approximately $65.7 million was included in current liabilities and approximately $18.5 million was included in long-term liabilities. The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue on December 31, 2023 was approximately $94.3 million, of which approximately $78.7 million was included in current liabilities and $15.6 million was included in long-term liabilities.

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

Simultaneously with Wave USA and Wave UK’s entry into the collaboration and license agreement with Takeda dated February 19, 2018, as amended (the “Takeda Collaboration Agreement”), the Company entered into a share purchase agreement with Takeda (the “Takeda Equity Agreement,” and together with the Takeda Collaboration Agreement, the “Takeda Agreements”) pursuant to which it agreed to sell to Takeda 1,096,892 of its ordinary shares at a purchase price of $54.70 per share. In April 2018, the Company closed the Takeda Equity Agreement and received aggregate cash proceeds of $60.0 million. The Company did not incur any material costs in connection with the issuance of the shares.

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

Subsequent to September 30, 2024, on October 11, 2024, the Company was notified by Takeda that Takeda did not intend to exercise and therefore elected to terminate its option (“Option Termination”) for the HD target under the Takeda Collaboration Agreement. As HD was the last active collaboration target under the Takeda Collaboration Agreement, the Takeda Collaboration Agreement expired with immediate effect.

During the three months ended September 30, 2024 and 2023, the Company recognized revenue of approximately $0.3 million and $34.9 million, respectively, under the Takeda Collaboration Agreement in the Company’s consolidated statements of operations and comprehensive income (loss). During the nine months ended September 30, 2024 and 2023, the Company recognized revenue of approximately $1.2 million and $36.9 million, respectively, under the Takeda Collaboration Agreement. Through September 30, 2024, the Company had recognized revenue of $129.3 million under the Takeda Collaboration Agreement as collaboration revenue in the Company’s consolidated statements of operations and comprehensive income (loss).

The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue as of September 30, 2024 and December 31, 2023 was $70.2 million and $71.3 million, respectively, and all of the deferred revenue was included in current liabilities. The Company expects to recognize the remaining deferred revenue in the fourth quarter of 2024.

6. SHAREHOLDERS’ EQUITY

September 2024 Offering

On September 27, 2024, the Company closed the September 2024 Offering in which the Company issued and sold 23,125,001 of the Company’s ordinary shares at a price of $8.00 per share and pre-funded warrants (the “2024 Pre-Funded Warrants”) to purchase up to 1,875,023 of the Company’s ordinary shares at an offering price of $7.9999 per 2024 Pre-Funded Warrant, which represents the per share offering price for the ordinary shares less the $0.0001 per share exercise price for each 2024 Pre-Funded Warrant. These 2024 Pre-Funded Warrants were recorded as a component of shareholders’ equity within additional paid-in capital. The gross proceeds to the Company from the September 2024 Offering were $200.0 million before deducting underwriting discounts and commissions and other offering expenses. The net proceeds to the Company from the September 2024 Offering were approximately $187.5 million after deducting underwriting commissions and offering expenses. The 2024 Pre-Funded Warrants are exercisable at any time after their original issuance and on or prior to the five-year anniversary of the original issuance date. A holder of the 2024 Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or at the election of such holder, 9.99% or 19.99%) of the number of the Company’s ordinary shares outstanding or more than 4.99% (or at the election of such holder, 9.99% or 19.99%) of the combined voting power of the Company’s securities outstanding immediately after giving effect to such exercise, unless and until shareholder approval is obtained.

Subsequent to September 30, 2024, on October 1, 2024, the representatives of the underwriters in connection with the September 2024 Offering exercised their option in full to purchase an additional 3,750,000 ordinary shares, which increased the aggregate number of ordinary shares sold in the September 2024 Offering to 26,875,001. The Company’s aggregate gross proceeds from the September 2024 Offering were $230.0 million, before deducting underwriting discounts and commissions and offering expenses; $30.0 million of which relates to the exercise of the underwriters’ option in October 2024.

7. NET INCOME (LOSS) PER ORDINARY SHARE

The Company applies the two-class method to calculate its basic and diluted net loss per share attributable to ordinary shareholders, as its Series A preferred shares are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to ordinary shareholders.

In connection with the September 2024 Offering, the Company sold 1,875,023 2024 Pre-Funded Warrants, which are included in the total vested and exercisable pre-funded warrants (the “Pre-Funded Warrants”). As of September 30, 2024, there are 8,968,679 vested and exercisable Pre-Funded Warrants outstanding to purchase ordinary shares for the exercise price of $0.0001 per share, provided that, unless and until the Company obtains shareholder approval for the issuance of the shares underlying the Pre-Funded Warrants, a holder will not be entitled to exercise any portion of any Pre-Funded Warrant, which, upon giving effect to such exercise, would cause (i) the aggregate number of our ordinary shares beneficially owned by the holder (together with its affiliates) to exceed 4.99% (or at the election of such holder, 9.99% or 19.99%) of the number of our ordinary shares outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed 4.99% (or at the election of such holder, 9.99% or 19.99%) of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrants. The Pre-Funded Warrants are included in the weighted-average shares outstanding used in the calculation of basic net loss per share as the exercise price is negligible and the warrants are fully vested and exercisable.

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

As of September 30, 2024 and 2023, there were 3,901,348 Series A preferred shares outstanding; the Series A preferred shares are participating securities under the two-class method. For the three and nine months ended September 30, 2024, and the nine months ended September 30, 2023, the two-class method does not impact the net loss per ordinary share as the Company was in a net loss position for each of the periods and holders of Series A preferred shares do not participate in losses.

The table below sets forth the computation of the Company’s basic and diluted net income (loss) attributable to ordinary shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
Numerator
Net income (loss)	$(61,780)	$7,252	$(126,261)	$(41,257)
Less: net income attributable to participating securities	—	(257)	—	—
Net income (loss) attributable to ordinary shareholders, basic and diluted	$(61,780)	$6,995	$(126,261)	$(41,257)

Denominator
Weighted-average ordinary shares used in computing net income (loss) per share attributable to ordinary shareholders—basic	132,563,467	106,025,063	130,470,603	104,529,266
Effect of employee share plans	—	950,168	—	—
Weighted-average ordinary shares used in computing net income (loss) per share attributable to ordinary shareholders—diluted	132,563,467	106,975,231	130,470,603	104,529,266

Net income (loss) per share attributable to ordinary shareholders—basic	$(0.47)	$0.07	$(0.97)	$(0.39)
Net income (loss) per share attributable to ordinary shareholders—diluted	$(0.47)	$0.07	$(0.97)	$(0.39)

The following potential ordinary shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase ordinary shares	14,308,841	9,470,166	13,566,333	10,303,670
RSUs	14,388	62,899	18,862	85,648

Additionally, for the periods presented the two-class method does not impact the net loss per ordinary share as the Company was in a net loss position for each of the periods presented and holders of Series A preferred shares do not participate in losses.

8. INCOME TAXES

During the three and nine months ended September 30, 2024, the Company recorded no income tax benefit or provision. During the three and nine months ended September 30, 2023, the Company recorded an income tax benefit of $0.7 million due to a provision to return adjustment in connection with the U.S. tax guidance relating to the capitalization of research and development expenditures.

The Company maintained a full valuation allowance for the three and nine months ended September 30, 2024 and 2023 in all jurisdictions due to uncertainty regarding future taxable income.

The Company’s utilization of its net operating loss carryforwards and general business credit carryforwards in the United States may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. As of September 30, 2024, the Company is evaluating whether an ownership change occurred during 2024. Should an ownership change have occurred or occur in the future, the Company’s ability to utilize its net operating losses and general business credit carryforwards may be limited.

9. GEOGRAPHIC DATA

Substantially all of the Company’s long-lived assets were located in the United States as of September 30, 2024 and December 31, 2023.

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
•
In April 2023, the Company engaged Shin Nippon Biomedical Laboratories Ltd. (“SNBL”), one of the Company’s shareholders, to provide approximately $2.8 million in certain NHP contract research services to the Company. During the three and nine months ended September 30, 2024, the Company made no payment and a payment of $5 thousand to SNBL, respectively. Through September 30, 2024, the Company has paid $1.4 million to SNBL for the aforementioned NHP contract research services.

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
AATD: WVE-006 is a GalNAc-conjugated SERPINA1 RNA editing oligonucleotide;
o
Obesity: WVE-007 is a GalNAc-conjugated RNAi oligonucleotide targeting inhibin βE (“INHBE”);
o
Liver disease: GalNAc-conjugated RNA editing oligonucleotide targeting PNPLA3 I148M for correction; and
o
Heterozygous Familial Hypercholesterolemia (“HeFH”): GalNAc-conjugated RNA editing oligonucleotide targeting low-density lipoprotein receptor (“LDLR”) for upregulation and GalNAc-conjugated RNA editing oligonucleotide targeting apolipoprotein B (“APOB”) for correction.
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

WVE-006 is first-in-class in AATD and is the most advanced program currently in development using an oligonucleotide to harness an endogenous enzyme for RNA editing. Our RestorAATion clinical program investigating WVE-006 as a treatment for AATD is ongoing. The RestorAATion clinical program includes both healthy volunteers (“RestorAATion-1”), as well as patients with AATD who have the homozygous Pi*ZZ mutation (“RestorAATion-2”) and is designed to provide an efficient path to proof-of-mechanism as measured by restoration of wild-type alpha-1 antitrypsin (“M-AAT”) protein in serum. RestorAATion-2 is a Phase 1b/2a open label study designed to evaluate the safety, tolerability, pharmacodynamics (“PD”) and pharmacokinetics (“PK”) of WVE-006 in individuals with AATD who have the homozygous Pi*ZZ mutation. The trial includes both single ascending dose (“SAD”) and multiple ascending dose (“MAD”) portions. In the third quarter of 2024, we initiated dosing in the single dose portion of the first dose cohort of RestorAATion-2.

In the fourth quarter of 2024, we announced positive proof-of-mechanism data from the ongoing Phase 1b/2a RestorAATion-2 study, which provided the first-ever clinical demonstration of RNA editing in humans. Following a single subcutaneous dose of 200 mg of WVE-006 in the study’s first two patients, circulating wild-type M-AAT protein in plasma reached a mean of 6.9 micromolar at day 15, representing more than 60% of total AAT. Increases in neutrophil elastase inhibition from baseline were consistent with production of functional M-AAT. Mean total AAT protein increased from below the level of quantification at baseline to 10.8 micromolar at day 15, meeting the level that has historically been the basis for regulatory approval for AAT augmentation therapies. Increases in total AAT from baseline and M-AAT protein were observed as early as day 3 and through day 57. WVE-006 has been well-tolerated with a favorable safety profile. All adverse events in RestorAATion-2, as well as in the ongoing RestorAATion-1 trial of healthy volunteers, were mild to moderate, with no Serious Adverse Events reported. The RestorAATion-2 trial is ongoing and we expect to share multidose data in 2025.

Under our GSK collaboration, GSK received an exclusive global license for WVE-006, with clinical development and commercial responsibilities transitioning to GSK after we complete the RestorAATion-2 trial. Under the terms of the collaboration, we are eligible to receive up to $525 million in development, launch, and commercial milestone payments, as well as double-digit tiered royalties up to the high teens, as a percentage of net sales for WVE-006. In December 2023, we announced that we achieved the first WVE-006 milestone in our collaboration with GSK, resulting in a $20.0 million payment.

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

Obesity and Other Metabolic Disorders

Our first wholly owned program to emerge from our collaboration with GSK is WVE-007, a GalNAc-small interfering RNA (“siRNA”) that is designed to silence the Inhibin βE gene (“INHBE”) to induce lipolysis (fat-burning) while preserving muscle mass to restore and maintain a healthy metabolic profile. There are approximately 174 million people in the United States and Europe living with obesity, and therapeutic options beyond GLP-1 receptor agonists are needed. GLP-1 receptor agonists lead to weight loss at the expense of muscle, suppress the general reward system, and are associated with a poor tolerability profile and 68% drop-off after one year. Heterozygous INHBE loss-of-function human carriers exhibit a healthy metabolic profile, including reduced waist-to-hip ratio and reduced odds of developing type 2 diabetes or coronary artery disease, and reduction of INHBE by 50% or more is expected to restore a healthy metabolic profile. In connection with our 2023 Research and Development Day, we shared in vivo proof-of-concept data in diet-induced obesity mice demonstrating INHBE silencing well beyond the anticipated 50% therapeutic threshold, which led to substantially lower body weight and reduction of visceral fat as compared to controls. These are the first data to demonstrate INHBE silencing in vivo in an animal model is consistent with the phenotypes of heterozygous loss-of-function carriers.

WVE-007 utilizes our next generation GalNAc-siRNA format. In preclinical diet-induced obesity (“DIO”) mouse models, our INHBE GalNAc-siRNA has demonstrated highly potent INHBE silencing (ED50 < 1 mg/kg), durable silencing following one, low-single digit dose supporting every-six-month or annual subcutaneous dosing in humans, weight loss with no loss of muscle mass and reduction in fat mass, with preferential effect to the visceral fat, consistent with the profile of INHBE LoF in human genetics. In a head-to-head study in DIO mice, we have observed a weight loss effect from a single dose of our INHBE GalNAc-siRNA similar to semaglutide. In addition, treatment with our INHBE GalNAc-siRNA upon cessation of semaglutide treatment curtailed expected rebound weight gain. Additionally, in a separate ongoing study in DIO mice, when administered as an add-on to semaglutide, a single dose of our INHBE GalNAc-siRNA doubled the weight loss observed with semaglutide alone and this effect was sustained throughout the duration of the study. We are on track to initiate a Phase 1 clinical trial for WVE-007 in adults living with overweight or obesity in the first quarter of 2025. The trial is planned to assess safety, tolerability, pharmacokinetics, and Activin E lowering (a biomarker for target engagement), as well as body composition.

Duchenne muscular dystrophy (“DMD”)

In DMD, we are advancing WVE-N531, which is designed to skip exon 53 within the dystrophin gene – a therapeutic approach that would address approximately 8-10% of DMD cases. WVE-N531 is designed to cause the cellular splicing machinery to skip over exon 53 during pre-mRNA processing, which restores the dystrophin mRNA reading frame and enables production of a truncated, but functional, dystrophin protein. Exon skipping produces dystrophin from the endogenous dystrophin gene (not micro or mini dystrophin expressed from a foreign vector), under the control of native gene-regulatory elements, resulting in normal expression. WVE-N531 is our first splicing candidate incorporating PN backbone (“PN”) chemistry to be assessed in the clinic. In the third quarter of 2024, the FDA granted Rare Pediatric Disease Designation and Orphan Drug Designation to WVE-N531.

In December 2022, we announced a positive update from Part A of the Phase 1b/2a proof-of-concept, open label trial of WVE-N531 in three boys with DMD amenable to exon 53 skipping. High muscle concentrations of WVE-N531 and exon skipping were observed six weeks after initiating multi-dosing at 10 mg/kg every other week, achieving proof-of-concept in the trial. WVE-N531 also appeared safe and well-tolerated.

In September 2023, we shared an analysis of muscle biopsy data from the Part A proof-of-concept trial indicating that WVE-N531 was present in myogenic stem cells, which are integral to muscle regeneration. This is the first demonstration of uptake in myogenic stem cells in a clinical study and supports the potential differentiation of WVE-N531 from other therapeutics, including gene therapies.

In December 2023, we initiated dosing of WVE-N531 in FORWARD-53, the Phase 2 portion of the open-label trial (“Part B”). The study is designed to administer 10 mg/kg infusions of WVE-N531 every two weeks (“Q2W”) and muscle biopsies are taken after 24 and 48 weeks of dosing. The primary endpoint will be dystrophin protein levels, and the trial will also evaluate pharmacokinetics, digital and functional endpoints, and safety and tolerability.

In September 2024, we announced positive interim data from the ongoing Phase 2 FORWARD-53 study. Eleven boys amenable to exon 53 skipping (age 5-11; 10 ambulatory and 1 non-ambulatory) are enrolled. The interim analysis was conducted after 24 weeks of 10 mg/kg dosing Q2W. WVE-N531 appeared safe and well tolerated. We observed mean muscle content-adjusted dystrophin expression of 9.0% and unadjusted dystrophin of 5.5%, with high consistency across participants, in a prespecified analysis. Dystrophin expression was quantified from two isoforms consistent with those observed in Becker muscular dystrophy patients who display milder disease. In addition, we observed meaningful improvements in serum biomarkers for muscle health, with localization of WVE-N531 present in myogenic stem cells and regeneration of myofibers. Skeletal muscle concentrations of ~41,000 ng/g and 61-day tissue half-life observed support monthly dosing going forward.

In the first quarter of 2025, we expect to deliver the complete 48-week FORWARD-53 data, and receive feedback from regulators on a pathway to accelerated approval. Pending positive results from this trial, we are planning to advance a broader DMD pipeline with PN-modified splicing oligonucleotides designed to skip other exons, with the goal of providing new treatment options for a larger population of boys with DMD.

Huntington’s disease (“HD”)

In HD, we are currently advancing WVE-003, a stereopure allele-selective oligonucleotide designed to selectively target an undisclosed single nucleotide polymorphism (“SNP”), “mHTT SNP3”, associated with the disease-causing mHTT mRNA transcript within the Huntingtin (“HTT”) gene. Approximately 40% of the HD population carries SNP3 according to published literature (Carroll et al., Molecular Therapy, 2011), and up to 80% of HD may be addressed in the future with other SNP-targeted candidates. There are currently no disease modifying therapies for HD, which affects over 200,000 individuals across all disease stages in the United States and Europe alone.

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

In June 2024, we announced positive clinical data from the Phase 1b/2a SELECT-HD study of WVE-003. Results from the multi-dose portion of the trial, which evaluated three doses of 30mg WVE-003 administered every eight weeks, showed clear translation of target engagement to clinic with statistically significant, potent, durable and allele-selective reductions in cerebrospinal fluid (“CSF”) mHTT of up to 46% and preservation of healthy protein. This cohort also revealed a statistically significant correlation between mHTT reductions and slowing of caudate atrophy, indicating a potential benefit of allele-selective mHTT reductions. Structural brain magnetic resonance imaging (“MRI”) changes such as caudate atrophy are well-characterized measures of disease progression and neurodegeneration in HD. WVE-003 was generally safe and well-tolerated, with mild-to-moderate adverse events (“AEs”) and no Serious AEs (“SAEs”). In November 2024, five months after a patient completed their final safety visit, an SAE was reported that we assessed to be not-related to WVE-003.

Following our positive clinical results, we initiated engagement with the U.S. Food and Drug Administration (“FDA”). In November 2024, we received supportive initial feedback from FDA, who recognize the severity of HD and are receptive to and engaged with us regarding a potential pathway to accelerated approval. FDA is open to our plan to evaluate biomarkers, including caudate atrophy, as an endpoint to assess HD progression with the potential to predict clinical outcome. Also in November 2024, FDA granted Orphan Drug Designation to WVE-003.

Planning is underway for a global, potentially registrational Phase 2/3 study, including finalization of key aspects of design. We expect to submit an Investigational New Drug (“IND”) application for WVE-003 in the second half of 2025.

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

In October 2024, we announced three new, wholly owned RNA editing programs that are on track for candidate selection in 2025. These programs build on the achievement of proof-of-mechanism for RNA editing with WVE-006. As with WVE-006, these programs leverage GalNAc conjugates and have efficient clinical paths to proof-of-concept. These new programs include PNPLA3, which aims to use mRNA correction to restore the heterozygous phenotype for those at high risk for a variety of liver diseases, and LDLR and APOB which utilize first-in-class mRNA upregulation and mRNA correction treatment approaches to achieve target low-density lipoprotein cholesterol (LDL-c) levels in heterozygous familial hypercholesterolemia patients.

Through our collaboration with GSK, we are also leveraging GSK’s novel genetics insights to expand our wholly owned pipeline, with the first being our INHBE program. In addition, we and GSK are actively working on multiple target validation programs for our GSK-partnered programs, for which all of our costs and expenses are prepaid by GSK. In April 2024, GSK selected its first two programs to advance to development candidates following achievement of target validation, triggering an aggregate initiation payment of $12.0 million from GSK. These programs utilize our next generation GalNAc-siRNA format and are in hepatology.

In 2026, we expect to have five GalNAc-conjugated clinical programs, including WVE-006, our WVE-007 siRNA program, and three new RNA editing programs.

Recent Developments

As previously disclosed, on September 27, 2024, we closed an underwritten public offering (the “September 2024 Offering”) of 26,875,001 of our ordinary shares at a price of $8.00 per ordinary share and pre-funded warrants (the “2024 Pre-Funded Warrants”) to purchase 1,875,023 ordinary shares at a price of $7.9999 per 2024 Pre-Funded Warrant, for gross proceeds of $200.0 million. On October 1, 2024, the representatives of the underwriters in the September 2024 Offering exercised their option to purchase an additional 3,750,000 ordinary shares, for additional gross proceeds of $30.0 million to us.

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss for the three months ended September 30, 2024 was $61.8 million and our net income for the three months ended September 30, 2023 was $7.3 million. Our net loss for the nine months ended September 30, 2024 and 2023 was $126.3 million and $41.3 million, respectively. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $1,151.1 million and $1,024.9 million, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)
Revenue	$(7,676)	$49,214	$(56,890)
Operating expenses:
Research and development	41,197	31,642	9,555
General and administrative	15,042	13,128	1,914
Total operating expenses	56,239	44,770	11,469
Income (loss) from operations	(63,915)	4,444	(68,359)
Total other income, net	2,135	2,131	4
Income (loss) before income taxes	(61,780)	6,575	(68,355)
Income tax benefit (provision)	—	677	(677)
Net income (loss)	$(61,780)	$7,252	$(69,032)

Revenue

Revenue recognized for the three months ended September 30, 2024 and 2023 was $(7.7) million and $49.2 million, respectively, and is comprised of revenue recognized under the GSK Collaboration Agreement and the Takeda Collaboration Agreement. The year-over-year change in revenue was primarily driven by the decrease in revenue recognized under the Takeda Collaboration Agreement as we recognized $28.0 million of revenue related to the termination of the C9 program, as well as $7.0 million of revenue related to the achievement of a development milestone under the Takeda Collaboration Agreement in the three months ended September 30, 2023. Additionally, revenue recognized under the GSK Collaboration Agreement also declined year-over-year; $14.3 million was recognized for the three months ended September 30, 2023, and for the same period in 2024, an $8.0 million reduction to cumulative revenue was recorded due to a change in the estimate to fulfill the GSK Collaboration Agreement performance obligations in accordance with the revenue recognition standard.

Research and Development Expenses

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)
AATD program	$2,672	$2,204	$468
DMD programs	3,379	1,528	1,851
HD programs	3,761	2,873	888
Other research and development expenses(1), including INHBE, RNA editing, PRISM, others	31,437	22,473	8,964
ALS and FTD programs (discontinued)	(52)	2,564	(2,616)
Total research and development expenses	$41,197	$31,642	$9,555

(1)
Includes expenses related to discovery and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $41.2 million for the three months ended September 30, 2024, compared to $31.6 million for the three months ended September 30, 2023. The increase of approximately $9.6 million was due to the following:

•
an increase of $0.5 million in external expenses related to our AATD program, WVE-006 (RNA editing);
•
an increase of approximately $1.8 million in external expenses related to our DMD programs, including WVE-N531 (splicing);
•
an increase of $0.9 million in external expenses related to our HD programs, including WVE-003 (silencing);
•
an increase of $9.0 million in other research and development expenses(1), including INHBE, RNA editing, PRISM, and other internal and external research and development expenses that are not allocated on a program-by-program basis or are related to other discovery and development programs, and the identification of potential drug discovery candidates, mainly due to increases in compensation-related expenses and in other external research and development expenses; and
•
a decrease of $2.6 million in external expenses related to our discontinued ALS and FTD program, WVE-004.

General and Administrative Expenses

General and administrative expenses were $15.0 million for the three months ended September 30, 2024, as compared to $13.1 million for the three months ended September 30, 2023. The increase is primarily driven by increases in compensation related expenses and administrative expenses.

Other Income (Expense), Net

Other income, net for the three months ended September 30, 2024 and 2023 was $2.1 million and $2.1 million, respectively, and consisted primarily of dividend income.

Income Tax Benefit (Provision)

During the three months ended September 30, 2024, we recorded no income tax benefit or provision. During the three months ended September 30, 2023, we recorded an income tax benefit of $0.7 million due to a provision to return adjustment in connection with the U.S. tax guidance relating to the capitalization of research and development expenditures. We maintained a full valuation allowance for the three months ended September 30, 2024 and 2023 in all jurisdictions due to uncertainty regarding future taxable income.

Comparison of the nine months ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
Revenue	$24,554	$84,249	$(59,695)
Operating expenses:
Research and development	115,037	95,935	19,102
General and administrative	42,887	37,628	5,259
Total operating expenses	157,924	133,563	24,361
Loss from operations	(133,370)	(49,314)	(84,056)
Total other income, net	7,109	7,380	(271)
Loss before income taxes	(126,261)	(41,934)	(84,327)
Income tax benefit (provision)	—	677	(677)
Net loss	$(126,261)	$(41,257)	$(85,004)

Revenue

Revenue for the nine months ended September 30, 2024 and 2023 was $24.6 million and $84.2 million, respectively, and is comprised of revenue earned under the GSK Collaboration Agreement and the Takeda Collaboration Agreement. The year-over-year change in revenue was primarily driven by the decrease in revenue recognized under the Takeda Collaboration Agreement, as we recognized $28.0 million of revenue in the nine months ended September 30, 2023 related to the termination of the C9 program, as well as $7.0 million of revenue related to the achievement of a development milestone under the Takeda Collaboration Agreement. Additionally, there was a decrease in revenue recognized under the GSK Collaboration Agreement, as in the nine months ended September 30, 2023, we recognized $47.4 million under the GSK Collaboration Agreement and in the nine months ended September 30, 2024, we recognized $23.4 million under the GSK Collaboration Agreement. As previously discussed, during the three months ended September 30, 2024, an $8.0 million reduction to cumulative revenue was recorded due to a change in the estimate to fulfill the GSK Collaboration Agreement performance obligations in accordance with the revenue recognition standard.

Research and Development Expenses

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
AATD program	$9,037	$5,930	$3,107
DMD programs	10,481	4,097	6,384
HD programs	9,776	10,290	(514)
Other research and development expenses(1), including INHBE, RNA editing, PRISM, others	85,676	67,004	18,672
ALS and FTD programs (discontinued)	67	8,614	(8,547)
Total research and development expenses	$115,037	$95,935	$19,102

(1)
Includes expenses related to discovery and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $115.0 million for the nine months ended September 30, 2024, compared to $95.9 million for the nine months ended September 30, 2023. The increase of approximately $19.1 million was due to the following:

•
an increase of $3.1 million in external expenses related to our AATD program, WVE-006 (RNA editing);
•
an increase of $6.4 million in external expenses related to our DMD programs, including WVE-N531 (splicing);
•
a decrease of $0.5 million in external expenses related to our HD programs, including WVE-003 (silencing);
•
an increase of approximately $18.6 million in other research and development expenses(1), including INHBE, RNA editing, PRISM, and other internal and external research and development expenses that are not allocated on a program-by-program basis or are related to other discovery and development programs, and the identification of potential drug discovery candidates, mainly due to increases in compensation-related expenses and in other external research and development expenses; and
•
a decrease of $8.5 million in external expenses related to our discontinued ALS and FTD program, WVE-004.

General and Administrative Expenses

General and administrative expenses were $42.9 million for the nine months ended September 30, 2024, as compared to approximately $37.6 million for the nine months ended September 30, 2023. The increase of $5.3 million was primarily driven by increases in compensation related expenses and professional fees.

Other Income (Expense), Net

Other income, net for the nine months ended September 30, 2024 and 2023 was $7.1 million and $7.4 million, respectively, and consisted primarily of dividend income, as well as estimated refundable tax credits.

Income Tax Benefit (Provision)

During the nine months ended September 30, 2024, we recorded no income tax benefit or provision. During the nine months ended September 30, 2023, we recorded an income tax benefit of $0.7 million due to a provision to return adjustment in connection with the U.S. tax guidance relating to the capitalization of research and development expenditures. We maintained a full valuation allowance for the nine months ended September 30, 2024 and 2023 in all jurisdictions due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net operating losses. To date, we have primarily funded our operations through public and other registered offerings of our ordinary shares and other securities, collaborations with third parties and private placements of debt and equity securities. Through September 30, 2024, we have received an aggregate of approximately $1,544.9 million in net proceeds from these transactions, consisting of $944.3 million in net proceeds from public and other registered offerings of our ordinary shares and other securities, $511.3 million from our collaborations and $89.3 million in net proceeds from private placements of our debt and equity securities.

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

On September 27, 2024, the Company closed the September 2024 Offering in which the Company issued and sold 23,125,001 of the Company’s ordinary shares and the 2024 Pre-Funded Warrants to purchase up to 1,875,023 of the Company’s ordinary shares. The gross proceeds to the Company from the September 2024 Offering were $200.0 million before deducting underwriting discounts and commissions and other offering expenses.

As of September 30, 2024, we had cash and cash equivalents totaling $310.9 million, restricted cash of $3.7 million and an accumulated deficit of $1,151.1 million. On October 1, 2024, the representatives of the underwriters in connection with the previously disclosed underwritten public offering exercised their option in full to purchase an additional 3,750,000 ordinary shares, for additional net proceeds to us of approximately $28.2 million.

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

Our operating lease commitments as of September 30, 2024 total approximately $31.4 million, of which approximately $2.3 million is related to payments in 2024 and approximately $29.1 million is related to payments beyond 2024.

Until we can generate significant revenue from product sales, if ever, we expect to continue to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. In May 2019, we filed a shelf registration statement on Form S-3ASR with the SEC pursuant to which we registered for sale an indeterminate amount of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine. Our shelf registration statement on Form S-3ASR also included a prospectus covering up to an aggregate of $250.0 million in ordinary shares that we could issue and sell from time to time, through Jefferies LLC (“Jefferies”) acting as our sales agent, pursuant to the open market sales agreement that we entered into with Jefferies in May 2019, as amended in March 2020 and March 2022 (the “Sales Agreement”), for our “at-the-market” equity program. Since we no longer qualified as a “well-known seasoned issuer” (“WKSI”) at the time of the filing of our Annual Report on Form 10-K for the year ended December 31, 2019, we previously amended the shelf registration statement to register for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, including the $250.0 million in ordinary shares that we may issue and sell from time to time pursuant to our “at-the-market” equity program. This registration statement, which we refer to as the “2019 Form S-3,” remained effective until our 2022 Form S-3 (as defined below) was declared effective on May 4, 2022, after which time we may no longer offer or sell any securities under the 2019 Form S-3.

On March 3, 2022, we filed a new universal shelf registration on Form S-3 with the SEC, which was declared effective by the SEC on May 4, 2022, pursuant to which we registered for sale up to $500.0 million of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the “2022 Form S-3.” The 2022 Form S-3 included a prospectus covering up to approximately $132.0 million in ordinary shares that had not yet been issued or sold under our Sales Agreement with Jefferies at the time the 2022 Form S-3 was declared effective. In connection with and to access capacity for the September 2024 Offering, we reduced the amount of ordinary shares that may be sold pursuant to our “at-the-market” equity offering program with Jefferies to $0.

On November 12, 2024, we plan to file a WKSI shelf registration statement on Form S-3ASR with the SEC pursuant to which we expect to register for sale an indeterminate amount of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the “2024 WKSI Shelf”. Our 2024 WKSI Shelf is expected to include a prospectus covering up to an aggregate of $250.0 million in ordinary shares that we could issue and sell from time to time, through Jefferies LLC (“Jefferies”) acting as our sales agent, pursuant to the Open Market Sale Agreement, dated May 10, 2019, as amended by Amendment No. 1, dated as of March 2, 2020, Amendment No. 2, dated as of March 3, 2022, and Amendment No. 3 (as defined below) (collectively, the “Sales Agreement”), for our “at-the-market” equity program. As of the filing and automatic effectiveness of our 2024 WKSI Shelf, the 2022 Form S-3 will be deemed terminated.

Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our cash flow activity:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$(107,378)	$13,808
Net cash used in investing activities	(852)	(759)
Net cash provided by financing activities	218,909	38,572
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(35)	(153)
Net increase in cash, cash equivalents, and restricted cash	$110,644	$51,468

Operating Activities

During the nine months ended September 30, 2024, operating activities used $107.4 million of cash, due to our net loss of $126.3 million and offset by changes in operating assets and liabilities of $2.5 million and by non-cash charges of $16.4 million.

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

Investing Activities

During the nine months ended September 30, 2024, investing activities used $0.9 million of cash, related to purchases of property and equipment.

During the nine months ended September 30, 2023, investing activities used $0.8 million of cash, related to purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $218.9 million, which was primarily due to the $188.0 million in net proceeds from the September 2024 Offering of ordinary shares and the 2024 Pre-Funded Warrants; as well as the $14.0 million in net proceeds from the January 2024 exercise of the underwriters’ option to purchase an additional 3,000,000 shares under the December 2023 Offering. Additionally, we received $15.3 million in net proceeds from sales under our “at-the-market” equity program.

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

Foreign Currency Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial conditions, our results of operations or our cash flows. For the three and nine months ended September 30, 2024 and 2023, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds

Recent Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, certain of our officers (as defined in Rule 16a-1(f) of the Exchange Act) entered into contracts, instructions or written plans (each, a “Rule 10b5-1 Trading Plan” and collectively, the “Rule 10b5-1 Trading Plans”) for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We describe the material terms of these Rule 10b5-1 Trading Plans below.

On August 21, 2024, Paul B. Bolno, M.D., MBA, our President and Chief Executive Officer, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 335,994 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Dr. Bolno's Rule 10b5-1 Trading Plan is active until April 30, 2025, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

On August 21, 2024, Kyle Moran, CFA, our Chief Financial Officer, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 17,146 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Mr. Moran’s Rule 10b5-1 Trading Plan is active until March 19, 2025, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

Except as disclosed above, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended September 30, 2024.

Amendment to Sales Agreement

On November 12, 2024, we entered into Amendment No. 3 (“Amendment No. 3”) to the Sales Agreement. The Sales Agreement, as amended by Amendment No. 3, provides for the offer and sale of our ordinary shares in our “at-the-market” equity program pursuant to the prospectus covering up to an aggregate of $250.0 million in ordinary shares that we could issue and sell from time to time, through Jefferies acting as our sales agent, expected to be included in our 2024 WKSI Shelf.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

4.1	Form of Pre-Funded Warrant		Form 8-K (Exhibit 4.1)	9/26/2024	001-37627

10.1	Amendment No. 3, dated November 12, 2024, to the Open Market Sale Agreement, dated as of May 10, 2019, by and between Wave Life Sciences Ltd. and Jefferies LLC	X

10.2+	Non-Employee Director Compensation Policy, effective as of August 6, 2024	X

10.3+	Wave Life Sciences Ltd. 2021 Equity Incentive Plan, as amended		Form 8-K (Exhibit 10.1)	8/12/2024	001-37627

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer	X

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its Inline XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

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

WAVE LIFE SCIENCES LTD.

Date: November 12, 2024	By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Kyle Moran
Kyle Moran
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)