Form 10-K
period 2024-12-31
Wave Life Sciences Ltd.
filed 2025-03-04
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the ordinary shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2024) was $488,707,919.

The number of outstanding ordinary shares of the registrant as of February 24, 2025 was 153,486,021.

DOCUMENTS INCORPORATED BY REFERENCE

If the Registrant’s Definitive Proxy Statement relating to the 2025 Annual General Meeting of Shareholders (the “Proxy Statement”) is filed with the Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, then portions of the Proxy Statement will be incorporated by reference into Part III of this Annual Report on Form 10-K. If the Proxy Statement is not filed within such 120-day period, then the Registrant will file an amendment to this Annual Report within such 120-day period that will contain the information required to be included or incorporated by reference into Part III of this Annual Report.

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
•
Intellectual property rights of third parties could adversely affect our ability to commercialize our product candidates, and we might be required to litigate or obtain licenses from third parties in order to develop or market our product candidates. Such litigation or licenses could be costly or not available on commercially reasonable terms, or at all.
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

PART I

Item 1. Business

Overview

We are a clinical-stage biotechnology company focused on unlocking the broad potential of ribonucleic acid (“RNA”) medicines (also known as oligonucleotides), or those targeting RNA, to transform human health. Our RNA medicines platform, PRISM®, combines multiple modalities, chemistry innovation and deep insights into human genetics to deliver scientific breakthroughs that treat both rare and common disorders. Our toolkit of RNA-targeting modalities includes RNA editing, splicing, silencing using RNA interference (“siRNA") and antisense silencing, providing us with unique capabilities for designing and sustainably delivering candidates that optimally address disease biology. Our diversified pipeline includes clinical programs in obesity, alpha-1 antitrypsin deficiency (“AATD”), Duchenne muscular dystrophy (“DMD”), and Huntington’s disease (“HD”), as well as several preclinical programs utilizing our versatile RNA medicines platform.

We were founded on the recognition that there was a significant, untapped opportunity to use chemistry innovation to tune the pharmacological properties of oligonucleotides. We have more than a decade of experience challenging convention related to oligonucleotide design and pioneering novel chemistry modifications to optimize the pharmacological properties of our molecules. We have seen in clinical trials that these chemistry modifications enhance potency, distribution, and durability of effect of our molecules. Our novel chemistry also allows us to avoid using complex delivery vehicles, such as lipid nanoparticles and viruses, and instead use clinically proven conjugates (e.g., N-acetylgalactosamine or (“GalNAc”)) or free uptake for delivery to a variety of cell and tissue types. We maintain strong and broad intellectual property, including for our novel chemistry modifications.

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

The inspiration for our multimodal platform is based on the recognition that the biological machinery (i.e., enzymes) needed to address human disease already exists within our cells and can be harnessed for therapeutic purposes with the right tools. We believe that we have built the most versatile toolkit of RNA-targeting modalities in the industry, with multiple means of repairing, restoring, or reducing proteins and designing best-fit solutions based on the unique biology of a given disease target. We are actively advancing programs using four distinct modalities, including novel A-to-I RNA editing oligonucleotides (“AIMers”).

These modalities include:

•
RNA editing, which uses AIMers that are designed to target single bases on an RNA transcript and recruit endogenous ADAR enzymes that naturally possess the ability to change an adenine (A) to an inosine (I), which cells read as guanine (G). This approach enables both the correction of G-to-A point mutations and the modulation of RNA to either upregulate protein expression, modify protein-protein interactions, or alter RNA folding and processing. AIMers are short in length, fully chemically modified, and use our novel chemistry, which make them distinct from other ADAR-mediated editing approaches.

•
Antisense (silencing), which uses our oligonucleotide designed to bind to a specific sequence in a target RNA strand that encodes a disease-associated protein or pathogenic RNA. The resulting double-stranded molecule (“duplex”) is then recognized by a cellular enzyme called RNase H, which cleaves, or cuts, the target RNA in the duplex, thereby preventing the disease-associated protein from being made.
•
RNA interference (RNAi) (silencing), which uses our double-stranded RNAs called siRNAs to engage the RNAi machinery known as the RNA-induced silencing complex (“RISC”) and to silence a target RNA that is either pathogenic itself or encodes a disease-associated protein, thereby preventing the accumulation of the pathogenic species (RNA or protein).
•
Splicing / exon skipping, which is the processing of a nascent pre-mRNA transcript into mRNA by removing introns and joining exons together. Exon skipping uses our oligonucleotide designed to bind to a particular sequence within a target pre-mRNA and direct the cellular machinery to alter the final composition of exons in mature mRNA by deleting, or splicing out, certain specific regions of that RNA.

We intentionally focus on targeting the transcriptome using oligonucleotides rather than other nucleic acid modalities such as gene therapy and DNA editing. This focus enables us to:

•
Leverage diversity of expression across cell types by modulating the many regulatory pathways that impact gene expression, including transcription, endogenous RNAi pathways, splicing, and translation;
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

We have a robust and diverse pipeline of potential first-or best-in-class programs addressing both rare and common diseases::

•
GalNAc-conjugated oligonucleotides for hepatic and metabolic diseases including:
•
Obesity: WVE-007 is a GalNAc-conjugated siRNA targeting inhibin βE (“INHBE”);
•
Alpha-1 antitrypsin deficiency ("AATD"): WVE-006 is a GalNAc-conjugated SERPINA1 AIMer;
•
Liver disease: GalNAc-conjugated AIMer targeting PNPLA3 I148M for correction; and
•
Heterozygous Familial Hypercholesterolemia (“HeFH”): GalNAc-conjugated AIMer targeting low-density lipoprotein receptor (“LDLR”) for upregulation and GalNAc-conjugated AIMer targeting apolipoprotein B (“APOB”) for correction.
•
Unconjugated oligonucleotides for muscle, CNS and other disease areas including:
•
Duchenne muscular dystrophy ("DMD"): WVE-N531 is an exon 53 splicing oligonucleotide; and
•
Huntington’s disease ("HD"): WVE-003 is an allele-selective oligonucleotide designed to lower mutant huntingtin (“mHTT”) protein and preserve healthy, wild-type huntingtin (“wtHTT”) protein.

Our Current Programs

Additional details regarding our lead therapeutic programs are set forth below.

Obesity

Background and Market Opportunity

Obesity is increasingly being recognized as a growing global epidemic. In the United States, an estimated 42% of the adult population is living with obesity, and there are an estimated 175 million adults with obesity in the United States and Europe. Adults with obesity have higher risk for many serious health conditions, including heart disease, type 2 diabetes, and some forms of cancer; and obesity is estimated to cost the U.S. healthcare system almost $173 billion annually.

Current Treatments

There are two GLP-1 receptor agonists approved in the United States and the European Union (“EU”) for the treatment of obesity: Saxenda (liraglutide, Novo Nordisk) and Wegovy (semaglutide, Novo Nordisk). Tirzepatide (Eli Lilly), approved as Zepbound by the U.S. Food and Drug Administration (“FDA”) and as Mounjaro by the European Medicines Agency (“EMA”) in November 2023, is a GLP-1/GIP receptor agonist. Other FDA-approved therapies for obesity include Xenical (H2-Pharma, approved in the United States in 1999), Qsymia (Vivus, approved in the United States in 2012), and Contrave (Currax Pharmaceuticals, approved in the United States in 2014).

Although GLP-1 receptor agonists induce weight loss, there remains a substantial unmet need in obesity, as GLP-1 receptors lead to weight loss at the expense of muscle mass. For instance, in a Phase 3 study of semaglutide, 34% of total weight loss was from loss of lean mass (King 2021), and in a Phase 3 study of tirzepatide, treatment led to an approximately 34% loss in fat mass and an approximately 11% loss in lean mass (Jastreboff 2022). GLP-1s have also been shown to suppress the general reward system and are associated with a poor tolerability profile, frequent (weekly) administration, and discontinuation rates up to 68%.

Our Obesity Program

WVE-007 is a GalNAc-siRNA that is designed to silence the INHBE gene to induce lipolysis (fat-burning) while preserving muscle mass to restore and maintain a healthy metabolic profile. Heterozygous INHBE loss-of-function (“LoF”) human carriers exhibit a healthy metabolic profile, including reduced waist-to-hip ratio and reduced odds of developing type 2 diabetes or coronary artery disease, and reduction of INHBE by 50% or more is expected to restore a healthy metabolic profile. In connection with our 2023 Research and Development Day, we shared in vivo proof-of-concept data in diet-induced obesity (“DIO”) mice demonstrating INHBE silencing well beyond the anticipated 50% therapeutic threshold, which led to substantially lower body weight and reduction of visceral fat as compared to controls. These are the first data to demonstrate INHBE silencing in vivo in an animal model is consistent with the phenotypes of heterozygous loss-of-function carriers.

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

Stats: (left, middle, right) Linear Mixed Effects ANOVA with post hoc comparisons of marginal treatment effects vs. PBS per timepoint (left) or per tissue (middle, right) * p < 0.05

In a head-to-head study in DIO mice, we have observed a weight loss effect from a single dose of our INHBE GalNAc-siRNA similar to semaglutide. In addition, treatment with our INHBE GalNAc-siRNA prior to cessation of semaglutide treatment curtailed expected rebound weight gain. Additionally, in a separate ongoing study in DIO mice, when administered as an add-on to semaglutide, a single dose of our INHBE GalNAc-siRNA doubled the weight loss observed with semaglutide alone, and this effect was sustained throughout the duration of the study.

Left: 10nmol/kg in mouse is equivalent to therapeutic dose of GLP-1s in human. Stats: Linear Mixed Effects ANOVA with post hoc comparisons of marginal treatment effects of Semaglutide vs. Semaglutide + INHBE GalNAc-siRNA per time point * p < 0.05; Right Stats: Linear Mixed Effects ANOVA with post hoc comparison of Day 28 vs. Day 56 marginal effects per treatment * p < 0.05

In February 2025, we announced that we had initiated INLIGHT, the first-in-human Phase 1 clinical trial of WVE-007 in obesity. INLIGHT is enrolling adults living with overweight or obesity to assess safety, tolerability, pharmacokinetics (“PK”), biomarkers for target engagement, body weight and composition, and metabolic health. Dosing in INLIGHT is underway and we expect to deliver clinical data from INLIGHT in the second half of 2025.

Alpha-1 antitrypsin deficiency (“AATD”)

Background and Market Opportunity

We are leveraging our RNA editing platform capability to develop a first-in-class treatment for AATD. AATD is a rare, inherited genetic disorder that is commonly caused by a G-to-A point mutation in the SERPINA1 gene; this mutant allele is termed the Z allele. This mutation leads to misfolding and aggregation of Z-AAT protein in hepatocytes and a lack of functional Alpha-1 antitrypsin (“AAT”) in the lungs. People with AATD typically exhibit progressive lung damage, liver damage or both, leading to frequent hospitalizations and potentially terminal lung disease and/or liver disease. Weekly intravenous augmentation therapy is the only treatment option for AATD in those with the lung pathology; there are currently no approved therapies to address the liver pathology. Approximately 200,000 people in the United States and Europe are homozygous for the Z allele, which is the most common form of severe disease.

Current Treatments

There are five treatments currently approved in the United States for chronic augmentation and maintenance therapy in adults with emphysema due to congenital deficiency of alpha1-proteinase inhibitor (“Alpha1-PI”). Per FDA labeling for each, the effect of augmentation therapy with any Alpha1-PI on pulmonary exacerbations and on the progression of emphysema in Alpha1-PI deficiency has not been demonstrated in randomized, controlled clinical trials. Augmentation therapy is also approved in the EU, but reimbursement and accessibility vary by country. Patients with AATD can also be treated with therapies used in other lung diseases including bronchodilators to open airways and corticosteroids to reduce chronic inflammation common in the lungs of patients with AATD.

There are currently no approved therapies to prevent the accumulation of the misfolded AAT protein in the liver. Treatments are available to help deal with intestinal bleeding, fluid in the abdomen, nutritional issues, and other complications from scarring of the liver, but ultimately many patients will progress towards requiring a liver transplant.

Our AATD Program

Our AATD program uses our novel GalNAc-conjugated AIMers (RNA editing oligonucleotides) and endogenous ADAR enzymes to correct a single base in the mutant SERPINA1 mRNA. By correcting the single RNA base mutation that causes a majority of AATD cases with the Pi*ZZ genotype (approximately 200,000 in the United States and Europe), RNA editing may provide an ideal approach for increasing circulating levels of wild-type AAT protein and reducing mutant protein aggregation in the liver, thus simultaneously addressing both the lung and liver manifestations of the disease.

WVE-006 is first-in-class in AATD and is the most advanced program currently in clinical development using an oligonucleotide to harness an endogenous enzyme for RNA editing. Our RestorAATion clinical program investigating WVE-006 as a treatment for AATD is comprised of two parts: RestorAATion-1, a study of healthy volunteers; and RestorAATion-2, a study in patients with AATD who have the homozygous Pi*ZZ mutation. We have completed multi-dosing in healthy volunteers in the top cohort of RestorAATion-1 at a dose level greater than those planned for any cohort in RestorAATion-2. RestorAATion-2 is a Phase 1b/2a open label study designed to evaluate the safety, tolerability, pharmacodynamics (“PD”) and PK of WVE-006 in individuals with AATD who have the homozygous Pi*ZZ mutation. The trial includes both single ascending dose (“SAD”) and multiple ascending dose (“MAD”) portions.

In October 2024, we announced positive proof-of-mechanism data from the ongoing Phase 1b/2a RestorAATion-2 study: Following a single subcutaneous dose of 200 mg of WVE-006 in the study’s first two patients, circulating wild-type M-AAT protein in plasma reached a mean of 6.9 micromolar at day 15, representing more than 60% of total AAT. Increases in neutrophil elastase inhibition from baseline were consistent with production of functional M-AAT. Mean total AAT protein increased from below the level of quantification at baseline to 10.8 micromolar at day 15, meeting the level that has historically been the basis for regulatory approval for AAT augmentation therapies. Increases in total AAT from baseline and M-AAT protein were observed as early as day 3 and through day 57. WVE-006 was well-tolerated with a favorable safety profile. All adverse events in RestorAATion-2, as well as in the RestorAATion-1 trial of healthy volunteers, were mild to moderate, with no serious adverse events (“SAEs”) reported. These data were the first-ever clinical demonstration of RNA editing in humans.

In the first quarter of 2025, we initiated multi-dosing in the first cohort of RestorAATion-2, where patients are receiving 200 mg subcutaneous doses every two weeks, and initiated the second single dose cohort of RestorAATion-2 at 400 mg. We expect to share multi-dose data from RestoraAATion-2 in 2025.

GSK has an exclusive global license for WVE-006, with clinical development and commercial responsibilities transitioning to GSK after we complete the RestorAATion trial. Under the terms of the collaboration, we are eligible to receive up to $525 million in development, launch, and commercial milestone payments, as well as double-digit tiered royalties up to the high teens, as a percentage of net sales for WVE-006. In December 2023, we announced that we achieved the first WVE-006 milestone in our collaboration with GSK, resulting in a $20 million payment.

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

Duchenne muscular dystrophy (“DMD”)

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

Current Treatments

While there are approved therapies for DMD, there is no cure, and there continues to be significant unmet medical need. In most countries, corticosteroids are the standard drug therapy, which slows the progression of muscle weakness and delays loss of ambulation by two to three years. In 2017, Emflaza (deflazacort) became the first corticosteroid approved by the FDA as a treatment for patients with DMD. Santhera Pharmaceuticals’ Agamree (vamorolone), an alternative steroid, was approved in the United States and EU in 2023. In 2024, FDA granted approval to Italfarmaco/ITF Therapeutics’ Duvyzat (givinostat), a histone deacetylase inhibitor.

Four exon skipping therapies have been approved in the United States, all under the accelerated approval pathway. They include three products from Sarepta Therapeutics: Exondys 51 (eteplirsen) for exon 51 skipping, approved in 2016; Vyondys 53 (golodirsen) for exon 53 skipping, approved in 2019; and Amondys 45 (casimersen) for exon 45 skipping, approved in 2021. NS Pharma’s Viltepso (viltolarsen) was approved for exon 53 skipping in 2020. All of these products require weekly IV infusion, and to date, none of these products has demonstrated clinical benefit in a confirmatory trial.

Sarepta Therapeutics’ Elevidys, a microdystrophin gene therapy, is available in the United States and select ex-EU markets. The labeled indication in the United States is currently for ambulatory and non‑ambulatory DMD patients aged at least four years who have a confirmed mutation in the DMD gene. The indication that includes ambulatory DMD patients was granted under a traditional approval, and the indication that includes non‑ambulatory DMD patients was approved under accelerated approval based on expression of Elevidys microdystrophin. Continued approval for non‑ambulatory DMD patients may be contingent upon verification and description of clinical benefit in a confirmatory trial(s).

In 2014, PTC Therapeutics’ Translarna (ataluren) was the first disease-modifying treatment to receive conditional approval by the EMA for patients with DMD who have a nonsense mutation (12% of DMD cases) in the dystrophin gene. However, in 2023, the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA issued a negative opinion on the renewal of the conditional marketing authorization, and in 2024, CHMP re-confirmed this negative opinion. Once adopted by the European Commission, this ruling will result in the withdrawal of Translarna from the EU market.

Our DMD Program

In DMD, we are advancing WVE-N531, which is designed to skip exon 53 within the dystrophin gene – a therapeutic approach that would address approximately 8-10% of DMD cases. WVE-N531 is designed to cause the cellular splicing machinery to skip over exon 53 during pre-mRNA processing, which restores the dystrophin mRNA reading frame and enables production of a truncated, but functional, dystrophin protein. Exon skipping produces dystrophin from the endogenous dystrophin gene (not micro or mini dystrophin expressed from a foreign vector), under the control of native gene-regulatory elements, resulting in physiological control over its expression. WVE-N531 is our first splicing candidate incorporating PN backbone (“PN”) chemistry to be assessed in the clinic. In the third quarter of 2024, the FDA granted Rare Pediatric Disease Designation and Orphan Drug Designation to WVE-N531.

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

In December 2023, we initiated dosing of WVE-N531 in FORWARD-53, the Phase 2 portion of the open-label trial (“Part B”). The study is designed to administer 10 mg/kg infusions of WVE-N531 every two weeks (“Q2W”), and muscle biopsies are taken after 24 and 48 weeks of dosing. The primary endpoint will be dystrophin protein levels, and the trial will also evaluate PK, digital and functional endpoints, and safety and tolerability.

In September 2024, we announced positive interim data from the ongoing Phase 2 FORWARD-53 study. Eleven boys amenable to exon 53 skipping (age 5-11; 10 ambulatory and 1 non-ambulatory) are enrolled. The interim analysis was conducted after 24 weeks of 10 mg/kg dosing Q2W. WVE-N531 appeared safe and well tolerated. We observed mean muscle content-adjusted dystrophin expression of 9.0% and unadjusted dystrophin of 5.5%, with high consistency across participants, in a prespecified analysis of ambulatory participants.

*Excluded from prespecified mean analysis of ambulatory patients; Muscle content adjustment was done using the formula: MHC-normalized dystrophin/(total myofiber area/total area of biopsy section); Graph shows all patients (including non-ambulatory) with appropriate biopsy sample; dystrophin measured by Western Blot (AB15277)

Dystrophin expression was quantified from two isoforms consistent with those observed in Becker muscular dystrophy patients who display milder disease. In addition, we observed meaningful improvements in serum biomarkers for muscle health, with localization of WVE-N531 in myogenic stem cells and in myofibers. Mean skeletal muscle concentrations of ~41,000 ng/g and a 61-day tissue half-life support monthly dosing going forward.

The FORWARD-53 trial is ongoing and all patients have elected to continue treatment in the planned extension portion of the study with monthly doses of WVE-N531. In the first quarter of 2025, we expect to deliver the 48-week FORWARD-53 data and feedback from regulators on a pathway to accelerated approval. Pending positive results from this trial, we are planning to advance a broader DMD pipeline with PN-modified splicing oligonucleotides designed to skip other exons, with the goal of providing new treatment options for a larger population of boys with DMD.

Huntington’s disease (“HD”)

Background and Market Opportunity

HD is a rare hereditary neurodegenerative disease that results in early death and for which there is no cure. In patients with HD, there is a progressive loss of neurons in the brain leading to cognitive, psychiatric, and motor disabilities. HD is caused by a mutation (an expanded cytosine-adenine-guanine (“CAG”) triplet repeat) in the Huntingtin (“HTT”) gene, which results in production of mHTT protein and decreases the amount of wtHTT protein that is expressed. Patients with HD still express some wtHTT protein, which is important for neuronal function, and which may be neuroprotective in an adult brain. Studies suggest a multifaceted mechanism by which gain of mHTT protein and a concurrent loss of wtHTT protein may drive the pathophysiology of HD.

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

In patients with HD, a variant in a regulatory element impacts expression of the associated HTT gene. An A variant decreases expression relative to a G variant at this position. Accordingly, when the A variant associates with mHTT, expression of mHTT is reduced and disease onset is delayed (on average, 10 years). By contrast, when the A variant associates with wtHTT, expression of wtHTT is reduced and disease onset is earlier (on average, four years), indicating that increased expression of wtHTT can be protective against HD in patients. Together, these studies provide evidence that wtHTT is both neural protective during stress and is specifically protective against HD; thus, we believe an allele-selective therapeutic, one that can diminish the production of mHTT while sparing wtHTT, may be ideal.

In patients with HD, a variant in a regulatory element impacts expression of the associated HTT gene. Accordingly, the variant that decreases expression of mHTT associates with delayed onset of disease (on average by 10 years compared with the variant that increases mHTT expression). By contrast, the same variant that decreases expression of wtHTT associates with earlier onset (on average four years compared with increased wtHTT expression), indicating that increased expression of wtHTT can be protective against HD in patients. Together, these studies provide evidence that wtHTT is both neural protective during stress and is specifically protective against HD; thus, we believe an allele-selective therapeutic, one that can diminish the production of mHTT while sparing wtHTT, may be ideal.

Symptoms of HD typically appear between the ages of 30 and 50 and worsen over the next 10 to 20 years. Many describe the symptoms of HD as similar to having amyotrophic lateral sclerosis, Parkinson’s Disease and Alzheimer’s Disease simultaneously. Patients experience a reduction in motor function and psychological disturbances. Life expectancy after symptom onset is approximately 20 years. In the most symptomatic stages, often lasting over 10 years, affected persons become fully dependent upon others to manage all activities of daily living; they lose the ability to make decisions, feed themselves and walk, and often require premature placement in a long-term care facility. It is estimated that there are over 200,000 individuals with HD across all disease stages in the United States and Europe; ~160,000 are pre-symptomatic and ~65,000 are symptomatic. Our allele-selective approach may enable us to address both the symptomatic and pre-symptomatic populations.

Medium spiny neurons in a deep brain region called the striatum, which is composed of caudate and putamen, are particularly sensitive to death in HD. Caudate volume, as measured by magnetic resonance imaging (“MRI”), is an imaging biomarker that consistently shows atrophy at the earliest stages of disease, and it is one of the biomarkers that serves as a landmark for disease progression (Tabrizi et al., 2022 Lancet Neurol). Our evaluation of longitudinal natural history data from TRACK-HD and PREDICT-HD demonstrate that an absolute reduction of 1% in the rate of caudate atrophy is associated with a delay of onset of disability for individuals with HD of at least 7.5 years.

TRACK-HD (n=366) and PREDICT-HD (n=1,078) are longitudinal HD natural history studies that include MRI brain imaging, clinical outcome assessments. Paulson et al., Neurosci.2014, Tabrizi et al., Lancet Neurol 2009, Tabrizi et al., Lancet Neurol 2012, Tabrizi et al., Lancet Neurol. 2013

Current Treatments

There are currently no approved treatments that can reverse or slow HD progression. Current pharmacological therapies only address HD symptoms. Antipsychotics are used to manage depression, irritability, and chorea (involuntary movements). Xenazine (tetrabenazine), Austedo (deutetrabenazine), and as of August 2023, Ingrezza (valbenazine) are the only therapies approved for the treatment of chorea associated with HD in the United States. In the EU, Xenazine, Haldol (haloperidol), and Tiapridal (tiapride) are approved for the treatment of chorea associated with HD.

Our HD Program

In HD, we are currently advancing WVE-003, a stereopure allele-selective oligonucleotide designed to selectively target rs362273, a variant of the single nucleotide polymorphism (“SNP”), “mHTT SNP3”, associated with the disease-causing mHTT mRNA transcript within the HTT gene (Iwamoto et al., MTNA). Approximately 40% of the HD population carries SNP3 according to published literature (Carroll et al., Molecular Therapy, 2011), and up to 80% of HD may be addressed in the future with other SNP-targeted candidates.

WVE-003 incorporates our proprietary PN chemistry. Targeting mRNA through SNP3 allows us to lower expression of transcript from the mutant allele, while leaving the healthy transcript relatively intact, thereby preserving wild-type (healthy) huntingtin (“wtHTT”) protein, which is important for neuronal function. Only an allele-selective approach to mHTT lowering has the potential to both protect the reservoir of wtHTT protein and decrease the mHTT to wtHTT ratio in neurons, potentially releasing wtHTT from the inhibitory actions of mHTT. In preclinical studies, WVE-003 showed dose-dependent and selective reduction of mHTT mRNA in vitro, as well as potent and durable knockdown of mHTT mRNA and protein in vivo in mouse models.

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

SELECT-HD was a global, multicenter, randomized, double-blind, placebo-controlled Phase 1b/2a clinical trial to assess the safety and tolerability of WVE-003 in people with a confirmed diagnosis of HD who are in the early stages of the disease and carry SNP3 in association with their CAG expansion. Additional objectives included assessing PK and exploratory PD and clinical endpoints.

In June 2024, we announced positive clinical data from the Phase 1b/2a SELECT-HD study of WVE-003. Results from the multi-dose portion of the trial, which evaluated three doses of 30 mg WVE-003 administered every eight weeks, showed clear translation of target engagement to clinic with statistically significant, potent, durable and allele-selective reductions in cerebrospinal fluid (“CSF”) mHTT of up to a mean 46% with preservation of wtHTT protein.

* p<0.05, **p<0.01, ***p<0.001, ****p<0.0001

The multi-dose cohort also revealed a statistically significant correlation between mHTT reduction and slowing of caudate atrophy, indicating a potential benefit of allele-selective mHTT reductions. Caudate atrophy, as measured by MRI, is a well-characterized measures of disease progression in HD.

Slowing of caudate atrophy associated with mHTT lowering, WVE-003 exposure

Normalized caudate volume

Slowing atrophy
Least-squares mean change from baseline
-2
-3
-4
-5
-6
-7
-5.10
-4.68
Placebo
WVE-003 30 mg

mHTT lowering associated with slowing caudate atrophy

Slowing atrophy
Change from baseline caudate volume
R: -0.503
P<0.05
-2
-4
-6
-8
-10
-60
-40
-20
0
20
Percentage change from baseline [CSF mHTT]
Increasing mHTT lowering

Similar association observed between slowing atrophy and increasing WVE-003 CSF concentration

WAVE LIFE SCIENCES 12

Baseline MRI single-dose day 1-3 MRI; final MRI multi-dose day 169; Volumes derived through Jacobian integration after normalization in MNI space. Results are from mixed model repeated measures (MMRM) analysis; CSF mHTT concentration: single-dose baseline, multi-dose day 141

In the multi-dose cohort, WVE-003 was generally safe and well-tolerated, with mild-to-moderate adverse events (“AEs”) and no SAEs. In November 2024, five months after a patient completed their final safety visit, an SAE was reported that we assessed to be not related to WVE-003.

Following our positive clinical results, we initiated engagement with the FDA. In November 2024, we received supportive initial feedback from the FDA, who recognize the severity of HD and are receptive to and engaged with us regarding a potential pathway to accelerated approval. The FDA is open to our plan to evaluate biomarkers, including caudate atrophy, as an endpoint to assess HD progression with the potential to predict clinical outcome. Also in November 2024, the FDA granted Orphan Drug Designation to WVE-003.

Preparation is ongoing for a global, potentially registrational Phase 2/3 study of WVE-003 with caudate atrophy as a primary endpoint. We expect to submit an Investigational New Drug (“IND”) application for WVE-003 in the second half of 2025.

Discovery Pipeline

We are advancing new targets across multiple disease areas to expand our pipeline of wholly owned programs. Our compelling preclinical data indicates our oligonucleotides can distribute to various tissues and cells without complex delivery vehicles, enabling us to address a wide variety of diseases, including pulmonary and renal diseases. Within RNA editing, we have demonstrated preclinically that we can edit to correct monogenic diseases by restoring or correcting protein function for the treatment of AATD. Building on our work in AATD, we have demonstrated our ability to address more prevalent diseases by editing RNA to upregulate or increase the stability of the mRNA transcript, thereby increasing endogenous protein production. Utilizing our proprietary “edit-verse,” which is powered by genetic datasets and deep learning models, we have identified several RNA editing targets in indications that leverage easily accessible biomarkers, offer efficient paths to proof-of-concept in humans, and represent meaningful commercial opportunities.

Our wholly owned discovery-stage pipeline includes hepatic and extra hepatic targets, including three RNA editing programs in liver that leverage GalNAc conjugates and have efficient clinical paths to proof-of-concept.

-
PNPLA3, which uses mRNA correction to restore the heterozygous phenotype for those at high risk for genetically defined liver disease. Homozygous PNPLA3-I148M patients are at high risk for a variety of liver diseases and there are more than nine million impacted individuals in the United States and Europe.
-
LDLR and APOB, which utilize first-in-class mRNA upregulation and mRNA correction approaches, respectively, to achieve target low-density lipoprotein cholesterol (LDL-c) levels in people with heterozygous familial hypercholesterolemia. Combined, LDLR and APOB AIMers could address approximately one million HeFH patients in the United States and Europe. LDLR upregulation also offers significant expansion opportunities in patients with statin intolerance or prior cardiovascular events which represent approximately 30 million patients in the United States and Europe.

Through our collaboration with GSK, we are also leveraging GSK’s novel genetic insights to expand our wholly owned pipeline. In addition, we and GSK are actively working on multiple target validation programs as GSK-partnered programs, for which all of our costs and expenses are prepaid by GSK. In April 2024, GSK selected its first two programs to advance to development candidates following achievement of target validation, triggering an aggregate initiation payment to us of $12.0 million from GSK. These programs utilize our next generation GalNAc-siRNA format and are in hepatology.

We plan to share new preclinical data from our wholly owned hepatic and extra-hepatic RNA editing programs in 2025. In 2026, we expect to initiate clinical development of additional RNA editing programs, including PNPLA3, LDLR, and APOB.

Our Strategy

We are building a leading RNA medicines company by leveraging PRISM to design, develop and commercialize optimized disease-modifying medicines for indications with a high degree of unmet medical need. We have a robust and diverse pipeline of first- or best-in-class RNA medicines using our RNA editing, splicing, silencing using siRNA, and antisense silencing modalities. Our lead programs aim to address both rare and common diseases, including obesity, AATD, DMD, and HD, as well as preclinical programs for liver diseases and HeFH. In addition to driving clinical and preclinical programs, we are continuously investing in PRISM to fully unlock the potential of our unique and expanding platform capabilities.

The key components of our strategy are as follows:

•
Extend our leadership in RNA medicines. We intend to establish a dominant position in the field of oligonucleotides, advancing basic research and pharmacology using stereochemistry and other novel modifications across multiple therapeutic modalities and target classes. Our work has already led to the development of AIMers for RNA editing, as well as the introduction of PN backbone chemistry modifications for potential therapeutic use and novel base modifications such as N3U. Through PRISM, our efforts continue to reveal structure-activity relationships among base modifications and sequence, chemistry and backbone stereochemistry that may allow us to further tune the activity of our oligonucleotides in a previously unexplored, modality-specific manner.

•
Rapidly advance and sustainably grow our differentiated portfolio of RNA medicines. We are committed to transforming the care of devastating diseases where patients have limited treatment options. Our current and future portfolio is focused on novel therapeutic approaches that optimally address disease biology, that offer biomarkers for target engagement, and that inform on clinical effects early in development. We are currently advancing multiple clinical programs: WVE-007 (obesity), WVE-006 (AATD), WVE-N531 (DMD), and WVE-003 (HD), which were all designed with novel PN backbone chemistry modifications and developed from our PRISM platform. We continue to conduct discovery-stage research on novel therapeutic approaches, and have the opportunity, through our GSK collaboration, to advance programs leveraging GSK’s novel genetic insights. We expect these activities will add multiple first-in-class therapeutics to our pipeline over the next several years.
•
Expand our pipeline of high-value programs. In 2024, we made meaningful progress in advancing preclinical programs utilizing our versatile PRISM platform. With multiple modalities at our disposal, we are positioned to unlock new biology and develop first-in-class therapeutics. To build on our demonstration of first-ever RNA editing in humans with WVE-006 (AATD), we announced three wholly owned GalNAc-AIMer programs that offer first-in-class approaches to address unmet needs in cardiometabolic diseases. These new programs include PNPLA3, which uses mRNA correction for those at high risk for a genetically defined liver disease, and LDLR and APOB, which utilize first-in-class mRNA upregulation and mRNA correction, respectively, to achieve target LDL-c levels in people with heterozygous familial hypercholesterolemia.
•
Leverage manufacturing leadership in oligonucleotides. We have built a hybrid internal / external manufacturing model that gives us the capability to produce stereopure oligonucleotides at scales from one micromole to potential commercial scale. Through our internal manufacturing, based in our Lexington, Massachusetts facility, we have the capacity to support multiple discovery, preclinical, and early clinical-stage programs, and we have the expertise to conduct manufacturing runs for oligonucleotides spanning multiple modalities. We believe that leveraging our internal manufacturing capabilities along with expertise from contract manufacturing organizations (“CMOs”) facilitates our growth and enhances our ability to secure drug substance for current and future development activities.

PRISM: Our proprietary discovery and drug development platform

Our PRISM platform demonstrates the powerful convergence of best-in-class chemistry with human genetics. The platform was built on the recognition that a significant opportunity exists to tune the pharmacological properties of oligonucleotides by leveraging three key features of these molecules: base modifications and sequence, chemistry, and stereochemistry. Our unique ability to control stereochemistry provides the resolution necessary to optimize pharmacological profiles and develop and manufacture stereopure oligonucleotides. Stereopure oligonucleotides are comprised of molecules with atoms precisely and purposefully arranged in three-dimensional orientations at each linkage. Our stereopure oligonucleotides are distinct from the chiral backbone-modified or “mixture-based” oligonucleotides currently on the market or in development by others, which we believe are not optimized for stability, catalytic activity, efficacy or toxicity. We believe that PRISM has the potential to set a new industry standard for the molecular characterization of complex oligonucleotide mixtures. Our rational process for designing stereopure oligonucleotides allows us to selectively optimize chemical modifications to a specific therapeutic modality in order to generate best-in-class oligonucleotides.

Advantages of PRISM

We believe that PRISM is a significant advancement in the development of oligonucleotides. The advantages of our approach include:

•
Ability to rationally design product candidates with optimized pharmacological properties. Our platform combines our unique ability to construct stereopure oligonucleotides with a deep understanding of how the interplay among oligonucleotide base modifications and sequence, chemistry and backbone stereochemistry impacts key pharmacological properties. By exploring these interactions through iterative analysis of in vitro and in vivo outcomes and machine learning-driven predictive modeling, we continue to define design principles that we deploy across programs to rapidly develop and manufacture clinical candidates that meet pre-defined product profiles. PRISM has also enabled us to further innovate our chemistry, including the application of novel PN backbone chemistry modifications to our pipeline programs.
•
Broad applicability. PRISM is applicable to oligonucleotides acting via multiple therapeutic modalities, including RNA editing, splicing, and silencing (including siRNA and antisense). It is also compatible with a broad range of chemical modifications and targeting moieties.
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

We have incorporated these PN modifications – specifically phosphoryl guanidine – into oligonucleotide compounds. As with PS modifications, PN modifications are chiral, and we have the capacity to control PN backbone stereochemistry. Unlike PS modifications, PN modifications are neutral, meaning that the negative charge of the oligonucleotide is reduced with every PN modification added to the backbone. In preclinical experiments, we have demonstrated that judicious use of PN backbone chemistry modifications in stereopure oligonucleotides have generally increased potency, tissue exposure and durability of effect across our RNA editing, siRNA, splicing, and antisense modalities.

We have also investigated the impact of PN chemistry and performed experiments under gymnotic or free uptake conditions. In the graph labeled one below, the data demonstrate the contrast between AIMer uptake in cells, depending on whether it incorporates PN chemistry, shown in light blue, or not, shown in dark blue. To the right, in the graph labeled two, the data demonstrate the proportion of AIMer released from endosomes inside the cell. The addition of PN chemistry drove a greater than 2-fold increase in cellular uptake and an over 4-fold increase in endosomal release compared with PS chemistry.

Below, we also demonstrated the benefits of PN chemistry on cellular residency, with a higher percentage of PN-containing molecules persisting within the cell, a 5-fold benefit on nuclear uptake, and ultimately, evidence this modification leads to a dramatic 30-fold improvement in target engagement in a cell free lysate system.

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

In our 2024 Nucleic Acids Research paper (Lu et al., 2024 Nuc Acid Res; doi.org/10.1093/nar/gkae681 N), we described the development of new AIMer designs with base modifications and sequence, sugar and backbone modifications that improve RNA editing efficiency over our previous design. AIMers incorporating a novel pattern of backbone and 2′ sugar modifications support enhanced editing efficiency across multiple sequences. Further efficiency gains were achieved through incorporation of N3U in place of cytidine (C) in the orphan position. Molecular modeling suggested that N3U might enhance ADAR catalytic activity by stabilizing the AIMer-ADAR interaction and potentially reducing the energy required to flip the target base into the active site. Supporting this hypothesis, AIMers containing N3U consistently enhanced RNA editing over those containing C across multiple sequences and multiple nearest neighbor sequence combinations. These modifications to AIMers improved RNA editing both in vitro and in vivo.

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

In our foundational RNA editing paper published in Nature Biotechnology (Monian P, et. Al., 2022; doi.org/10.1038/s41587-022-01225-1), we demonstrated efficient RNA editing in vitro with our AIMers across a variety of cell lines, including non-human primate (“NHP”) and human primary hepatocytes, as shown in the figures below. We observed potent, dose-dependent RNA editing with three chemically distinct stereopure AIMers (ACTB 1, ACTB 2, ACTB 3) via GalNAc-mediated uptake.

We next evaluated these same ACTB-editing AIMers in vivo in NHPs, and the results are shown in the figures below. For this study, we dosed NHPs subcutaneously once a day for five days. We took liver biopsy samples at baseline at two days and 45 days after the last dose to evaluate editing. We detected up to 50% editing two days after the last dose as compared to a baseline of 0% editing, as shown in the figure below in the middle. These editing results were durable: we continued to see significant editing 45 days after the last dose. The PK data, shown in the figure below on the left, confirmed that a significant amount of AIMer was still detectable in the liver at that time. To assess off-target editing for the whole transcriptome, a mutation-calling software was used to call edit sites. From this analysis, we observed nominal off-target editing across the transcriptome. Sites where potential off-target editing occurred mapped predominantly to non-coding regions of the transcriptome and had either low read coverage in the analysis or occurred at low percentages of less than 10%, indicating that these are relatively rare events, as shown in the figure below on the right.

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

We also observed potent, durable, and specific editing across multiple additional tissues following systemic administration of a single dose of an unconjugated UGP2 AIMer in mice. These additional tissues in mice include heart, kidney, lung, pancreas and spleen, as well as liver cells beyond hepatocytes.

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
RNA editing
(percent)
***
Value (mean ± SE)
80
60
40
20
0
mRNA upregulation
Target A mRNA
(fold Δ)
*
3
2
1
0
Protein production
Target A protein
(pg/ml)
**
20000
15000
10000
5000
0
Treatment
PBS
AIMer Target A
AIMer
I(G)

Silencing – RNAi and RNase H-mediated degradation

Using PRISM, we can produce stereopure PN-modified oligonucleotides that promote potent and specific RNA transcript silencing activity in preclinical experiments.

RNAi: We have applied our stereopure PS and PN modifications to the siRNA modality using double-stranded siRNAs and demonstrated potent and durable silencing in vivo in transgenic mice, leveraging GalNAc to enhance delivery to liver hepatocytes.

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

PBS (dotted line) or 100 μg of App siRNA administered ICV (n=5-6). PCR assays for RNA PD, relative fold changes of App to Hprt mRNA normalized to % of PBS; Stats: derived from Three-way ANOVA (treatment, tissue, time point) followed by Bonferroni-adjusted post hoc test comparing condition to PBS (data not shown), Next gen siRNA significantly lower than PBS at week 16 for all tissues at P < 0.0001 level; Immunohistochemical analysis of FFPE Mouse Brain tissue labeling App protein (Color Brown) with CS#19389 followed by a ready to use Polymer-HRP 2nd Detection antibody. Nuclei were counterstained with Hematoxylin (Color Blue). Single 100 ug ICV injection

We further demonstrated how our PN chemistry allows us to access new tissues through eight-week mouse experiments using siRNAs to silence gene expression. On the far left, we highlight the well-described impact of using GalNAc to access hepatocytes in the liver. This graph also highlights the limits of a conjugate, as it is cell and tissue specific, so it does not enable silencing in other tissues of interest, like white adipose, muscle or cardiac tissue. To the right, we demonstrate our ability to alternate designs with PN variants to enable access to new and various combinations of tissues, including liver, adipose and muscle, in the absence of any targeting ligand. Depending on the target and indication, we can deploy the design that best fits the biology. Using PRISM, we can change the physicochemical properties of our oligos to deliver to numerous extrahepatic tissues and achieve potent and durable silencing with a single dose.

Splicing

With PRISM, we have optimized stereopure oligonucleotides that promote efficient splicing in vitro, ex vivo, and in vivo to restore protein production. In our splicing programs, as with our other modalities, the base modifications and sequence, chemistry and backbone stereochemistry of oligonucleotides impact their activity.

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
Percentage dystrophin
Serum biomarkers
Creatine kinase
Serum creatine kinase (U/L)
20 x 10³
15 x 10³
10 x 10³
5 x 10³
Serum biomarkers
Myo-miRs
miR-1
miR-133a
miR-206
Fold increase (relative to C57BL10)
1000
100
10
1
0.1

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

Moving in vivo, we have demonstrated potent silencing activity of multiple targets in the CNS of non-human primates with stereopure, PN-modified oligonucleotides. In one study, non-human primates received a single 12 mg dose of PN-modified MAPT silencing oligonucleotide by intrathecal injection. This single dose led to substantial and widespread mRNA reduction in the CNS one month after administration, as well as potent mRNA silencing (as shown on the left). In a separate study (shown on the right), NHPs were treated with four monthly intrathecal doses of a stereopure PN-modified MAPT silencing oligonucleotide across three dose levels. This repeat dosing led to 80-90% knockdown though out the CNS.

Our Collaborations

Our business strategy is to develop and commercialize a broad pipeline of RNA medicines. As part of this strategy, we have entered into, and may enter into new partnership and collaboration agreements as a means of advancing our own therapeutic programs and maximizing their potential for patients, investing in third-party technologies to further strengthen PRISM and leveraging external partnerships to extend the reach of PRISM into therapeutic areas where our platform demonstrates a competitive advantage.

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

The collaboration has three components: (1) a discovery collaboration which enables us to advance up to three programs leveraging targets informed by GSK’s novel genetic insights; (2) a discovery collaboration which enables GSK to advance up to eight programs leveraging PRISM and our oligonucleotide expertise and discovery capabilities; and (3) an exclusive global license for GSK to WVE-006, our AATD program, that uses our proprietary AIMer technology. Wave will maintain development responsibilities for WVE-006 through completion of RestorAATion-2, at which point development and commercial responsibilities will transition to GSK.

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

The GSK Collaboration Agreement, unless terminated earlier, will continue until the date on which: (i) with respect to a validation target, the date on which such validation target is not advanced into a collaboration program; or (ii) with respect to a collaboration target, the royalty term has expired for all collaboration products directed to the applicable collaboration target. The GSK Collaboration Agreement contains customary termination provisions, including certain termination rights for convenience, breach, and others, including on a target/program basis or of the GSK Collaboration Agreement in its entirety.

With respect to the $50.0 million equity investment referred to above, simultaneously with our entry into the GSK Collaboration Agreement, we entered into a share purchase agreement with Glaxo Group Limited (“GGL”), an affiliate of GSK, pursuant to which we agreed to sell to GGL 10,683,761 of our ordinary shares at a purchase price of $4.68 per share, for an aggregate purchase price of approximately $50.0 million (the “GSK Equity Investment”). The GSK Equity Investment closed on January 26, 2023. The shares purchased by GGL in the GSK Equity Investment are subject to lock-up and standstill restrictions and carry certain registration rights, customary for transactions of this kind.

Asuragen

In November 2019, we entered into an agreement with Asuragen (which was acquired by Bio-Techne Corporation in April 2021), a molecular diagnostics company, for the development and potential commercialization of companion diagnostics for our investigational allele-selective therapeutic programs targeting HD. This collaboration uses Asuragen’s market-leading repetitive sequence diagnostic expertise to provide scalable SNP phasing to support development programs and future commercialization at a global level. Asuragen has leveraged its AmplideX® PCR technology to develop companion diagnostic tests designed to size and phase HTT CAG repeats with the SNPs targeted by WVE-003, our current HD program being investigated in the ongoing SELECT-HD clinical trial as well as those SNPs targeted by our previous investigational therapeutic programs. These tests are designed to aid clinicians in selecting HD patients by identifying the SNPs that are in phase with the CAG-expanded allele.

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

Stereopure Oligonucleotide Compositions

Certain of our patent filings protect stereopure compositions, particularly of therapeutically relevant oligonucleotides. Some such filings are directed to compositions whose oligonucleotides are characterized by particular patterns of chemical modification (including modifications of bases, sugars and/or internucleotidic linkages) and/or of internucleotidic linkage stereochemistry. Certain patent filings describe specific compositions designed for use in the treatment of particular diseases. Several of our patent filings directed to stereopure compositions have entered national stage prosecution in multiple jurisdictions and some have issued in one or more jurisdictions; others are in the international stage. Certain filings offer 20-year protection terms that range from 2033 to at least 2044.

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

Singapore Intellectual Property Law

Section 34 of the Patents Act 1994 of Singapore (the “Singapore Patents Act”) provides that a person residing in Singapore is required to obtain written authorization from the Singapore Registrar of Patents (the “Registrar”) before filing an application for a patent for an invention outside of Singapore, unless all of the following conditions have been satisfied: (a) the person has filed an application for a patent for the same invention in the Singapore Registry of Patents at least two months before the filing of the patent application outside Singapore, and (b) the Singapore Registrar of Patents has not, in respect of this patent application, given directions to prohibit or restrict the publication of information contained in the patent application or its communication to any persons or description of persons pursuant to Section 33 of the Singapore Patents Act, or if the Registrar has given any such directions, all such directions have been revoked. A violation of Section 34 is a criminal offense punishable by a fine not exceeding S$5,000, or imprisonment for a term not exceeding two years, or both. There have been some instances where we have undertaken filings outside of Singapore, and there may be instances where we are required to make such filings in the future, without first obtaining written authorization from the Registrar. We have notified the Registrar of such filings and we have since implemented measures to address the requirements of Section 34 moving forward. To date, the Registrar has offered a compound of some of the offences considered against payment of a sum of S$50 to S$150 per considered case. Under Singapore law, the Registrar has discretion to offer a compound of such offences against payment of a sum of money of up to S$2,500, or to prosecute the offence subject to the other penalties noted above. Per requests in the Registrar’s most recent decision, we have submitted approximately 140 patent applications in multiple patent families, most of which are related to previously reported applications, to the Intellectual Property Office of Singapore (“IPOS”). The IPOS may consider the filing of some or all of these applications to have breached Section 34 requirements per IPOS’ current interpretation of Section 34, and we are waiting for IPOS’ decision on these applications. We cannot assure you that the Registrar will offer to compound any such violations of Section 34, or that any offer to compound will be for an amount similar to previous compound offers.

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

Obesity

There are two GLP-1 receptor agonists approved in the United States for the treatment of obesity: Saxenda (liraglutide, Novo Nordisk) and Wegovy (semaglutide, Novo Nordisk). Zepbound (tirzepatide, Eli Lilly), approved by the FDA in November 2023, is a GLP-1/GIP receptor agonist. Beyond these approved therapies, there are investigational oral GLP-1 receptor agonists and other GLP-1 receptor agonist combinations (e.g., GLP-1/GIP/glucagon receptor agonists, GLP-1/glucagon receptor agonists, GLP-1/amylin receptor agonists, GLP-1/GLP-2 receptor agonists, etc.) in various stages of clinical development. Other FDA-approved therapies for obesity include Xenical (H2-Pharma), Qsymia (Vivus), and Contrave (Currax Pharmaceuticals).

Arrowhead has a program targeting INHBE in Phase 1/2 development, and Alnylam has a preclinical INHBE program. In addition, multiple other companies are pursuing approaches for obesity that are complementary to GLP-1 receptor agonists and aim to reduce fat mass while preserving or increasing lean mass.

Alpha-1 Antitrypsin Deficiency (“AATD”)

There are five treatments approved in the United States for AATD: Prolastin (Grifols), Prolastin-C (Grifols), Aralast NP (Takeda), Zemaira (CSL Behring), and Glassia (Takeda). All five contain plasma-derived human alpha1-proteinase inhibitor and are indicated for chronic augmentation and maintenance therapy in adults with emphysema due to congenital deficiency of alpha1-proteinase inhibitor (Alpha1-PI). The prescribing information for each states that the effect of augmentation therapy with any alpha1-proteinase inhibitor on pulmonary exacerbations and on the progression of emphysema in Alpha1-PI deficiency has not been demonstrated in randomized, controlled clinical trials.

Beyond WVE-006, we are aware of one other clinical stage RNA editing program in development for AATD lung and/or liver disease from Korro Bio (Phase 1/2). Beam Therapeutics has a Phase 1/2 study ongoing with a DNA base editing approach. There are also a number of companies with investigational drugs in clinical development for AATD lung disease: Kamada (Phase 3), Krystal Biotech (Phase 1), Mereo BioPharma (Phase 2 completed), and Sanofi (Phase 2), among others. Arrowhead Pharmaceuticals and Takeda have an investigational drug in Phase 3 clinical development for AATD liver disease, and Biomarin is initiating a Phase 1 study for this indication.

Duchenne Muscular Dystrophy (“DMD”)

There are two exon skipping treatments approved in the United States for the treatment of DMD in patients who have a confirmed mutation of the DMD gene amenable to exon 53 skipping: Sarepta Therapeutics’ Vyondys 53 (golodirsen) was approved in 2019, and NS Pharma’s Viltepso (viltolarsen) was approved in 2020. Both therapies received accelerated approval based on dystrophin production, and in accordance with US accelerated approval regulations, the FDA is requiring Sarepta and NS Pharma to each conduct a clinical trial to verify and describe their drug’s clinical benefit. If the trials fail to verify clinical benefit, the FDA could initiate proceedings to withdraw approval of the respective drug. To date, no clinical benefit of Vyondys 53 or Viltepso has been established.

Sarepta Therapeutics’ Elevidys, a microdystrophin gene therapy, is available in the United States and some ex-EU markets. Its current indication in the US is for ambulatory and non‑ambulatory DMD patients aged at least four years who have a confirmed mutation in the DMD gene. This includes patients who have a DMD mutation amenable to exon 53 skipping. The indication that includes ambulatory DMD patients was granted under a traditional approval, and the indication that includes non‑ambulatory DMD patients was approved under accelerated approval based on expression of Elevidys micro‑dystrophin. Continued approval for non‑ambulatory DMD patients may be contingent upon verification and description of clinical benefit in a confirmatory trial(s).

Other therapies available for DMD include Santhera Pharmaceuticals’ Agamree (vamorolone), an alternative steroid which was approved in the US and EU in 2023 and Italfarmaco/ITF Therapeutics’ Duvyzat (givinostat), a histone deacetylase inhibitor which was approved in the United States in 2024.

Several other companies have investigational drugs in clinical development targeting DMD more broadly, including patients amenable to exon 53 skipping. These include Capricor Therapeutics (Preregistration with FDA), Dystrogen Therapeutics (Phase 1), Edgewise Therapeutics (Phase 2), Regenxbio (Phase 1/2), and Solid Biosciences (Phase 1/2), among others. Based on available information, we do not believe there are other companies with investigational programs specifically for exon 53 skipping in clinical development. Several companies also have ongoing preclinical programs for DMD that may directly or indirectly target patients amenable to exon 53 skipping. These companies include Code Bio, Dyne Therapeutics, PepGen, Precision BioSciences, Ultragenyx Pharmaceutical, and Vertex Pharmaceuticals, among others.

Huntington’s Disease (“HD”)

There are no approved treatments available to slow the progression of HD. Austedo (Teva), tetrabenazine (generic), and, in 2023, Ingrezza (Neurocrine Biosciences) have been approved for the treatment of chorea associated with HD.

We believe, based on publicly available information, that Alnylam (Phase 1), Annexon Biosciences (Phase 2 completed), Ionis Pharmaceuticals and Roche (Phase 2), Mitochon Pharmaceuticals (Phase 1/2), Prilenia Therapeutics (Preregistration with EMA), PTC Therapeutics (Phase 2), Skyhawk Therapeutics (Phase 1), uniQure (Phase 1/2), and Vico Therapeutics (Phase 1/2), among others, have investigational drugs aimed at slowing the progression of HD in clinical development. To our knowledge, we have the most advanced clinical stage program targeting allele-selective mHTT lowering.

Several companies have ongoing discovery or preclinical programs for HD, including Atalanta Therapeutics, Ophidion, Roche, Sangamo Therapeutics and Takeda, Spark Therapeutics, and Voyager Therapeutics and Novartis, among others.

Molecules to treat symptoms associated with HD are also in development. For instance, SOM Biotech has completed a Phase 2 study of an investigational agent for chorea in HD.

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
•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practice (“GCP”), as well as other clinical research regulations, to establish safety and substantial evidence of effectiveness of the proposed product candidate for each intended use;
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
•
FDA review and approval of the NDA.

The manufacturing development, preclinical and clinical testing, and regulatory review process requires substantial time, effort and financial resources. Manufacturing development includes laboratory evaluation of product chemistry, formulation, development of manufacturing and control procedures, evaluation of stability, and the establishment of procedures to ensure continued product quality.

Nonclinical tests may include in vitro and in vivo (animal model) studies to assess the toxicity and other safety characteristics of the product candidate, as well as important aspects of drug pharmacology and PD. The Consolidated Appropriations Act for 2023, signed into law on December 29, 2022, (P.L. 117-328) amended the FDCA and the Public Health Service Act to specify that nonclinical testing for drugs and biologics may, but is not required to, include in vivo animal testing. According to the amended language, a sponsor may fulfill nonclinical testing requirements by completing various in vitro assays (e.g., cell-based assays, organ chips, or microphysiological systems), in silico studies (i.e., computer modeling), other human or nonhuman biology-based tests (e.g., bioprinting), or in vivo animal tests.

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

Clinical trials involve the administration of the product candidate to human subjects under the supervision of qualified investigators in accordance with GCP, as well as other regulations, which include, among other things, the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Sponsors of clinical trials of certain FDA-regulated products generally must register and disclose certain clinical trial information to a public registry maintained by the National Institutes of Health (“NIH”). In particular, information related to the product, patient population, phase of investigation, study site locations and other aspects of the clinical trial are made public as part of the registration of the clinical trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Although sponsors are also obligated to disclose the results of their clinical trials after completion, such disclosure can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and the government has brought enforcement actions against non-compliant clinical trial sponsors.

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

Progress reports detailing progress and safety data gathered from clinical trials must be submitted at least annually to the FDA. Safety reports are submitted more frequently if certain SAEs occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted as part of NDA review.

In the Consolidated Appropriations Act for 2023, Congress amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. A sponsor must submit a diversity action plan to FDA by the time the sponsor submits the trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect Phase 3 trial planning and timing, but if FDA objects to a sponsor’s diversity action plan and requires the sponsor to amend the plan or take other actions, it may delay trial initiation.

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s pharmacology, chemistry, manufacturing, and controls, and proposed labeling, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. Under federal law, the fee for the submission of an NDA with clinical data is substantial (for example, for fiscal year 2025 this application fee exceeds $4.3 million), and the sponsor of an approved NDA is also subject to an annual program fee, currently more than $400,000 per program. These fees are typically adjusted annually, but exemptions and waivers may be available under certain circumstances, including NDA fees for products with orphan designation.

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

Once the submission has been accepted for filing, the FDA begins an in-depth review. As noted above, the FDA has agreed to specified performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date it is accepted for filing (i.e., within 12 months from submission), and most applications for “priority review” products are meant to be reviewed within six months from the date the application is accepted for filing (i.e., within eight months from submission). The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

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

The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, it may issue an approval letter or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle for an application is complete and that the application will not be approved in its present form. A CRL outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the applicant may choose to either resubmit the NDA addressing all of the deficiencies identified in the letter or withdraw the application. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when the deficiencies have been addressed to the FDA’s satisfaction, the FDA will typically issue an approval letter.

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

The accelerated approval pathway is contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory study(ies) to verify and describe the drug’s clinical benefit. As a result, a drug approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of clinical trial(s) to establish the effect on the clinical endpoint. Failure to conduct and complete the required confirmatory study(ies) to confirm the predicted clinical benefit of the product would allow the FDA to withdraw approval of the drug. As part of the Consolidated Appropriations Act for 2023, Congress provided the FDA additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under the act’s amendments to the FDCA, FDA may require the sponsor of a product to have a confirmatory trial underway as a condition for granting accelerated approval of the NDA. The sponsor must also submit progress reports on a confirmatory trial every six months until the trial is complete, and such reports are published on FDA’s website. The amendments also give FDA the option of using expedited procedures to withdraw product approval if the sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”) which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription drug product samples and impose requirements to ensure accountability in distribution. Furthermore, the Drug Supply Chain Security Act (“DSCSA”) was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a ten‑year period that culminated in November 2023. After an additional one-year stabilization period to give entities subject to the DSCSA additional time to finalize interoperable tracking systems and to ensure supply chain continuity, the applicable requirements under the DSCSA became fully enforceable as of November 27, 2024. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

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

European Union Orphan Drug Designation

In the EU, orphan drug designation by the European Commission (the “EC”) provides regulatory and financial incentives for companies to develop and market therapies that meet the following requirements: (1) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. To be considered for orphan drug designation in the EU, companies must provide data that demonstrate the plausibility for use of the investigational therapy in the treatment of the disease and establish that the drug has the potential to provide relevant advantages or a major contribution to patient care over existing therapies.

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

Pediatric Exclusivity and Pediatric Use

The Best Pharmaceuticals for Children Act (“BPCA”) provides NDA holders a six-month period of non-patent marketing exclusivity attached to any other exclusivity listed with FDA—patent or non-patent—for a drug if certain conditions are met. Conditions for pediatric exclusivity include a determination by the FDA that information relating to the use of a new drug in the pediatric population may produce health benefits in that population; a written request by the FDA for pediatric studies; and agreement by the applicant to perform the requested studies, completion of the studies in accordance with the written request, and the acceptance by the FDA of the reports of the requested studies within the statutory timeframe. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application for the same drug product for the same indications. The issuance of a written request does not require the sponsor to undertake the described studies. Applications under the BPCA are treated as priority applications.

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

In Vitro Diagnostic Tests for Biomarkers

For some of our product candidates, we plan to work with collaborators to develop or obtain access to in vitro companion diagnostic tests to identify appropriate patients for these targeted therapies. If a sponsor or the FDA believes that a diagnostic test is essential for the safe and effective use of a corresponding therapeutic product, a sponsor will typically work with a collaborator to develop an appropriate in vitro diagnostic product (“IVD”) for such use. IVDs are regulated by the FDA as medical devices, and since 2014 the agency has issued final and draft guidance documents that are intended to assist companies developing in vitro companion diagnostic devices and companies developing therapeutic products that depend on the use of a specific in vitro companion diagnostic for the safe and effective use of the therapeutic product.

The three types of marketing pathways for medical devices, including IVDs, are clearance of a premarket notification under Section 510(k) of the FDCA (“510(k)”), approval of a premarket approval application (“PMA”) or authorization of a De Novo classification request (“De Novo”). If a company is required to perform clinical trials to support the safety and effectiveness of an IVD, and the IVD is viewed as a significant risk device, the sponsor will have to submit an investigational device exemption application (“IDE”) to the FDA, which is similar in format and function to an IND. If the diagnostic test and the therapeutic drug are studied together to support their respective approvals, any clinical trials involving both product candidates must meet both the IDE and IND requirements.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a process that requires the submission of a clinical trial application much like an IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application (“CTA”), must be submitted to the competent national health authority and to independent ethics committees in each country in which a company plans to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements, clinical trials may proceed in that country. Under the EU Clinical Trials Regulation, which was adopted in April 2014 and replaced the Clinical Trials Directive, a harmonized assessment and supervision process was implemented as of January 31, 2022 for clinical trials throughout the EU, via a Clinical Trials Information System (“CTIS”). The CTIS will contain the centralized EU portal and database for clinical trials conducted in the EU and will allow for a centralized review process. This harmonized submission process became mandatory for new CTA submissions to be filed beginning on February 1, 2023. However, the extent to which ongoing and new clinical trials will be governed by the Clinical Trials Regulation varies. Clinical trials for which an application was submitted prior to January 31, 2022 under the Clinical Trials Directive, or between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive, remained governed by the Directive until January 31, 2025. After January 31, 2025, all clinical trials, including those that are ongoing, are now subject to the provisions of the Clinical Trials Regulation. Under the new centralized process, if the EU member state leading the CTA review approves or rejects the application, the decision will apply to all involved member states.

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

Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application by the EMA is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP), with adoption of the actual marketing authorization by the European Commission thereafter. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest from the point of view of therapeutic innovation, defined by three cumulative criteria: the seriousness of the disease to be treated; the absence of an appropriate alternative therapeutic approach, and anticipation of exceptional high therapeutic benefit. In this circumstance, EMA ensures that the evaluation for the opinion of the CHMP is completed within 150 days (excluding clock stops) and the opinion issued thereafter.

The mutual recognition procedure (“MRP”) for the approval of human drugs is an alternative approach to facilitate individual national marketing authorizations within the European Union. Basically, the MRP may be applied for all human drugs for which the centralized procedure is not obligatory. The MRP is applicable to the majority of conventional medicinal products and is based on the principle of recognition of an already existing national marketing authorization by one or more member states. In the MRP, a marketing authorization for a drug already exists in one or more member states of the European Union and subsequently marketing authorization applications are made in other European Union member states by referring to the initial marketing authorization. The member state in which the marketing authorization was first granted will then act as the reference member state. The member states where the marketing authorization is subsequently applied for act as concerned member states. After a product assessment is completed by the reference member state, copies of the report are sent to all member states, together with the approved summary of product characteristics, labeling and package leaflet. The concerned member states then have 90 days to recognize the decision of the reference member state and the summary of product characteristics, labeling and package leaflet. National marketing authorizations within individual member states shall be granted within 30 days after acknowledgement of the agreement.

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

European Union Regulation of IVD Products

In May 2022, the In Vitro Diagnostic Device Regulation (“IVDR”) (EU) 2017/746 became effective, replacing the previous IVD Directive (EU-Directive 98/79/EC). The IVDR was published in May 2017 and given a five-year transition period until its full implementation on May 26, 2022. Unlike the IVD Directive (EU-Directive 98/79/EC), the IVDR has binding legal force throughout every Member State. The major goals of the IVDR are to standardize diagnostic procedures within the EU, increase reliability of diagnostic analysis and enhance patient safety. Among other things, the IVDR introduces a new risk-based classification system for IVDs and requirements for IVD conformity assessments. Under the IVDR and subsequent amendments, IVDs already certified by a Notified Body under the IVD Directive may remain on the market until December 31, 2027, and IVDs certified without the involvement of a Notified Body may remain on the market for up to two additional years (until December 31, 2029) depending on the classification of the IVD. The manufacturers of such devices remaining on the market must comply with specific requirements in the IVDR, but ultimately, such products, as with all new IVDs, will have to undergo the IVDR’s conformity assessment procedures. In addition, IVDs in the highest risk class will have to be tested by a Designated Reference Laboratory. The IVDR imposes additional requirements relating to post-market surveillance and submission of post-market performance follow-up reports.

The EC has designated thirteen Notified Bodies to perform conformity assessments under the IVDR. MedTech Europe has issued guidance relating to the IVDR in several areas, e.g., clinical benefit, technical documentation, state of art, accessories, and EUDAMED.

In April 2023, the European Commission issued a proposal that will revise and replace the existing general pharmaceutical legislation. If adopted and implemented as currently proposed, these revisions will significantly change several aspects of drug development and approval in the European Union.

Regulation of Pharmaceutical Products in the United Kingdom

As of January 1, 2021, European Union law no longer directly applies in the United Kingdom. The United Kingdom has adopted existing European Union medicines regulation as standalone United Kingdom legislation with some amendments to reflect procedural and other requirements with respect to marketing authorizations and other regulatory provisions.

The Medicines and Healthcare products Regulatory Agency, or MHRA, is responsible for regulating medicinal products in the United Kingdom (Great Britain and Northern Ireland). An MHRA authorization must be obtained for each medicine to be marketed in the regions that comprise the United Kingdom. On January 1, 2021, all existing European Union marketing authorizations were converted to United Kingdom marketing authorizations subject to a manufacturer opt-out. Since then, the United Kingdom has introduced separate, specific processes for regulatory submissions and medicinal product marketing authorization.

The Windsor Framework, which was negotiated between the United Kingdom and the European Commission and became effective as of January 1, 2025, requires changes to the regulatory system that was previously in effect under the Northern Ireland Protocol, including the regulation of drug products in the United Kingdom. Specifically, the MHRA will be responsible for approving all medicines intended to be marketed in the United Kingdom (including Northern Ireland), while the EMA will no longer be involved in approving medicines intended for sale in Northern Ireland.

It is expected that the establishment of a separate United Kingdom authorization system, albeit with transitional recognition procedures in the United Kingdom, will lead to additional regulatory costs.

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

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product and therapeutic candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product and therapeutic candidates that obtain marketing approval. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product and therapeutic candidates. In addition, future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes will be enacted, or whether any of the FDA’s regulations, guidance or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, the next FDA user fee reauthorization package is expected to enter stakeholder negotiations beginning in mid-2025, with any agreement sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program would need to be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for NDAs and other activities supported by user fees assessed against industry. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations. Moreover, among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access.

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), was enacted in March 2010 and has had a significant impact on the healthcare industry in the United States. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to biopharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by such manufacturers under the rebate program and extended the program to individuals enrolled in Medicaid managed care organizations; established annual fees on manufacturers of certain branded prescription drugs; and created a new Medicare Part D coverage gap discount program. We expect that future changes or additions to the ACA, the Medicare and Medicaid programs, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry in the United States.

Additionally, on December 20, 2019, the Further Consolidated Appropriations Act for 2020 was signed into law (P.L. 116-94) and includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 (“CREATES Act”). The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic product developers access to samples of brand products. Because generic product developers need samples of an RLD to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Although lawsuits have been filed under the CREATES Act since its enactment, those lawsuits have settled privately; therefore to date no federal court has reviewed or opined on the statutory language and there continues to be uncertainty regarding the scope and application of the law.

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

In August 2022, President Biden signed into the law the Inflation Reduction Act of 2022 (“IRA”). The IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. For example, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a product-by-product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with drug and biological product manufacturers for negotiated prices of 10 products, which will become applicable for payment year 2026. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.

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

Human Capital

As of December 31, 2024, we employed 288 employees, of which 287 were full-time employees. A significant number of our management and employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are represented by a labor union or covered under a collective bargaining agreement. Management considers relations with our employees to be good.

Social Factors and Supporting Our Workforce: Our approach to how we recruit, develop, retain and manage our talent is driven by our values statement: Making an impact through innovation, inclusion, and inspiration. Our values are at the core of who we are as an organization, and what drive us to reimagine possible for science, for medicine, and for human health. Critical to achieving our strategic imperatives is our ability to build and retain an exceptional team in which each member plays a unique and important role. We were recently recognized by the Boston Business Journal and won the distinction of being one of the 2024 “Best Places to Work”, which underscores our employees’ recognition of our collective focus, resilience, and commitment to our mission. We also value diversity, equity, inclusion, and social responsibility, with the goal of fostering a strong sense of belonging and contributing, while being empowered to make a real difference. This commitment is company-wide. Our Nominating and Corporate Governance Committee of our Board of Directors (“Board”) oversees our strategies and policies related to our people and diversity, equity and inclusion (“DEI”) initiatives, in addition to those for our environmental, social and governance (“ESG”) initiatives.

We recognize that maintaining an engaged and high-performing workforce who share a connection with the communities we serve is critical to our success. Camaraderie and cohesion are key to our collective corporate identity and are integral facets of our human capital strategy. Whether it is coming together throughout the year to connect at our town halls or participating in local walks for the patient communities for whom we work, we take a team and human connections-based approach to our work. We are inspired by the communities we serve, the opportunities to engage and learn from individuals and their families, and the possibilities of what we can achieve together.

We understand that in order to drive innovation, we must continuously improve our people strategies and find ways to foster engagement and growth within our organization. To this end, below are some of our initiatives:

Employee Engagement: Having an engaged and dedicated workforce is essential for us to achieve our goals. It is also more apparent than ever that we set our employees up for success and continue to cultivate their engagement with Wave. We conduct surveys as a means of engaging with employees and gaining their insights. We use the data and input as a tool for improving our human resources management going forward. Engagement is also directly correlated to the interactions our employees have with each other and their teams. We also have a cross functional team dedicated to organizing activities, such as themed social gatherings, charity and volunteer opportunities, and health and wellness events, which enrich our culture and bring employees together. We also work to ensure that we are deeply aligned with our corporate goals as a company, that functional goals are clear and transparent, and that employees understand how their work contributes to the company’s success.

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

Environmental Health and Safety: Compliance with environmental, health and safety (“EH&S”) laws and regulations forms the basis of the EH&S policy and programs we have in place, which include occupational health and safety measures that apply to all of our employees, contractors and visitors. These programs detail the proactive, risk-based approach that we take to prevent workplace injuries and protect the health and safety of our employees and the communities around us. In addition, we engage independent third parties to evaluate and audit our compliance with EH&S laws and regulations. We foster a culture that strives to embed safety into all aspects of our operations, which includes implementing design safeguards for our employees and patients. Our EH&S management system engages all levels of the organization to monitor and track the effectiveness of our programs, ensure EH&S compliance, respond to incidents and manage corrective actions to reinforce safeguards. Our training programs provide training to our employees that is commensurate with their level of risk exposure and are designed to ensure that employees have the knowledge and equipment available to mitigate risk. Our cross-functional Safety Committee meets monthly to discuss any concerns and ways to improve our EH&S programs. Employees are also required to report any incidents, no matter how small, and are encouraged to voice any health or safety concerns to management or a member of our EH&S team.

Health and Well-Being: We believe that the overall well-being of our employees and ensuring that their basic health and wellness needs are met is fundamental for us to achieve success as a company. We understand that a key part of our ongoing efforts to prioritize wellness initiatives includes providing our employees with access to mental health, behavioral health, and/or substance abuse services through our medical plans. We provide an Employee Assistance Program as a cost-free benefit, which is available to help employees and their household members to confidentially manage everyday life, arising work challenges, stress, and other personal issues, by providing consultation, referrals, and resources, along with ongoing webinars on various work-life, mental health, and wellness topics for employees. We prioritize providing mental health resources for our employees, while creating forums for dialogue. In addition, we understand that workplace flexibility is an important component to our employees’ well-being. Prioritizing employee safety while achieving our goals has provided us with a greater appreciation for workplace flexibility, which keeps our employees engaged and motivated, while also creating a sense of trust throughout our organization.

Diversity, Equity and Inclusion (“DEI”): Our commitment to maintaining a top-performing company means investing in and creating ongoing opportunities for employee development in a diverse and inclusive workplace. We believe that a diverse and inclusive workforce positively impacts our performance, fosters innovation and inspires us to achieve greater results. We provide equal employment opportunities without regard to race, color, religion, gender, sexual orientation, national origin, age, disability, veteran status or genetics, among other personal characteristics. Our DEI Steering Group leads various initiatives to help us maintain a diverse, equitable, culturally competent and supportive environment for all of our employees and other stakeholders. In addition to this, our intentional focus on DEI helps ensure that we continue to cultivate the next generation of experienced, diverse leaders and managers necessary to execute on our mission and plans for ambitious growth. As of December 31, 2024, women made up approximately 52% of our global workforce and constitute approximately 52% of senior management (defined as vice president level and above). As of December 31, 2024, racially diverse employees (those self-identifying as Black or African American, Hispanic or Latino, Asian, or being of two or more races) make up approximately 37% of our global workforce and approximately 23% of senior management (defined as vice president level and above) (10% of our employees did not provide us with this information).

Some of our DEI initiatives include DEI-focused training, educational and awareness building events, social hours celebrating various cultural themes, and our summer internship program with Project Onramp, which is an organization working to bridge the opportunity gap for Massachusetts-based college students in under-served and minority communities. We recently established a partnership with Bioversity, a nonprofit launched by MassBio to create and implement industry-aligned workforce training initiatives. Additionally, we encourage the formation of Employee Resource Groups and currently have three – Women+ of Wave, Black Employee Network, and

LGBTQIA+ – with more likely to be formed. We also have a supplier diversity program that identifies and classifies our suppliers, encouraging the use of a more diversified supply base. We believe that having a diverse group of suppliers will allow us to effectively meet the needs of our organization while expanding our pool of suppliers to create more competitive business opportunities, and ultimately creating positive social impact by generating economic opportunities for those in our community who may be disadvantaged.

Patient Advocacy and Community Engagement: Our community engagement activities are focused on seeking to better understand the lived experience of people impacted by rare and prevalent diseases and identifying opportunities to support these communities. We believe that listening to, learning from, and partnering with individuals impacted by the diseases we hope to address, including families and caregivers, connects us more deeply to our mission, and enhances our ability to discover and develop meaningful therapies. Through collaboration with patient communities and advocacy organizations, including participation in community-focused conferences and events, we aim to incorporate community voices and perspectives into every aspect of our work. Insights from the community inform the design and execution of our clinical trials, shape our corporate culture, and drive activities and initiatives that are intended to make a positive impact on people’s lives.

Employee volunteering is another important component of our community engagement initiatives. We partner with advocacy and service organizations to provide opportunities for employees to contribute directly to our local communities, including through our Wave Service Day and holiday giving drives. By participating in a broad range of volunteer activities, our employees donate time and resources to support individuals and families in our community and beyond. We also recognize that external factors and current events, including systems and policies, impact our employees, as well as the communities with which we are connected.

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

Compensation, Equity and Benefits (Total Rewards): Compensation programs are one of the most powerful tools available to companies to attract, retain and motivate employees, as well as align their interests with those of shareholders. We have developed a broad-based compensation program that is designed to attract, retain and motivate our employees, while driving sustainable long-term value creation. We seek to deliver performance-driven, market competitive reward opportunities commensurate with company and individual performance. All of our employees receive competitive base salaries, cash bonus eligibility, new hire equity grants and annual long-term incentive grants eligibility, in addition to our comprehensive benefits package. We believe that providing employees with an ownership interest in Wave through grants of equity awards further strengthens the level of employee engagement. In addition, our Employee Share Purchase Plan, as amended (“ESPP”), provides our U.S. employees with an opportunity to purchase our ordinary shares at a 15% discount to the market price.

Offering a highly competitive, industry-leading benefits package is another integral piece of our total rewards package and differentiated employee value proposition. Notably, we provide our employees with access to choice and offer employees a very progressive health insurance package, with no premiums. We also offer a 401(k) plan with matching contributions for all eligible employees. We provide innovative solutions that are key to attracting, engaging and motivating employees, including (i) our excellent benefits and compensation programs and strategies; (ii) our employee well-being approach and strategy; (iii) our health plan; and (iv) internal communications and education around our total rewards strategy.

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

We are a clinical-stage biotechnology company and have incurred significant operating losses since our incorporation in 2012. Our net loss was $97.0 million, $57.5 million, and $161.8 million for the fiscal years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, and 2023 we had an accumulated deficit of $1,121.9 million and $1,024.9 million, respectively. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We are a clinical-stage biotechnology company focused on unlocking the broad potential of ribonucleic acid (“RNA”) medicines (also known as oligonucleotides), or those targeting RNA, to transform human health. Our RNA medicines platform, PRISM®, combines multiple modalities, chemistry innovation and deep insights into human genetics to deliver scientific breakthroughs that treat both rare and common disorders. Our toolkit of RNA-targeting modalities includes RNA editing, splicing, silencing using RNA interference (“siRNA") and antisense silencing, providing us with unique capabilities for designing and sustainably delivering candidates that optimally address disease biology. Our diversified pipeline includes clinical programs in obesity, alpha-1 antitrypsin deficiency (“AATD”), Duchenne muscular dystrophy (“DMD”), and Huntington’s disease (“HD”), as well as several preclinical programs utilizing our versatile RNA medicines platform. We have not generated, and do not expect to generate, any product revenue for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, manufacturing, preclinical studies and clinical trials and the regulatory review process for product candidates. The amount of future losses is uncertain. To achieve profitability, we must successfully develop product candidates, obtain regulatory approvals to market and commercialize product candidates, manufacture any approved product candidates on commercially reasonable terms, establish a sales and marketing organization or suitable third-party alternatives for any approved product and raise sufficient funds to finance our business activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause our shareholders to lose all or part of their investment.

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
•
the impacts of any local or global health issues, the conflict involving Russia and Ukraine, the conflict in the Middle East, global economic uncertainty, volatility in inflation, volatility in interest rates or market disruptions on our business;
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

To date, we have primarily financed our operations through sales of our securities and our collaborations with third parties. Through December 31, 2024, we have received an aggregate of approximately $1,578.4 million in net proceeds from these transactions, consisting of $977.8 million in net proceeds from public and other registered offerings of our ordinary shares, $511.3 million from our collaborations, exclusive of any potential future milestone and royalty payments, and $89.3 million in net proceeds from private placements of our debt and equity securities.

On November 12, 2024, we filed an automatic shelf registration statement on Form S-3ASR with the SEC for which we registered for sale an indeterminate amount of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the “2024 WKSI Shelf”. Our 2024 WKSI Shelf includes a prospectus covering up to an aggregate of $250.0 million in ordinary shares that we are able to issue and sell from time to time, through Jefferies LLC (“Jefferies”) acting as our sales agent, pursuant to the Open Market Sale Agreement, dated May 10, 2019, as amended by Amendment No. 1, dated as of March 2, 2020, Amendment No. 2, dated as of March 3, 2022, and Amendment No. 3, dated as of November 12, 2024 (collectively, the “Sales Agreement”), for our “at-the-market” equity program.

Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. We may seek access to the capital and credit markets for working capital, capital expenditure, and other business initiatives. The capital and credit markets have experienced extreme volatility and disruption, which may lead to uncertainty and liquidity issues for both borrowers and investors. In the event of adverse market conditions, or other factors, additional funds may not be available to us on acceptable terms or at all. For example, the global economy has been experiencing volatility in interest rates and inflation, which could negatively impact our business and our ability to raise additional funds. If we raise additional funds by issuing equity or convertible debt securities, our shareholders will suffer dilution and the terms of any financing may adversely affect the rights of our shareholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing shareholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities receive any distribution of corporate assets.

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

Our business may be impacted by macroeconomic conditions, including fears concerning the financial services industry, inflation, volatility in interest rates and volatile market conditions, and other uncertainties beyond our control.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Our ability to effectively run our business could be adversely affected by general conditions in the global economy and in the financial services industry. Various macroeconomic factors could adversely affect our business, including fears concerning the banking sector, volatility in inflation, and interest rates and overall changes in economic conditions and uncertainties. A severe or prolonged economic downturn could result in a variety of risks, including our ability to raise additional funding on a timely basis or on acceptable terms. A weak or declining economy could also impact third parties upon whom we depend to run our business. Concerns over bank failures and bailouts and their potential broader effects and potential systemic risk on the banking sector generally and on the biotechnology industry and its participants may adversely affect our access to capital and our business and operations more generally. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general.

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

We are a clinical-stage biotechnology company focused on unlocking the broad potential of RNA medicines (also known as oligonucleotides), or those targeting RNA, to transform human health. Our RNA medicines platform, PRISM, combines multiple modalities, chemistry innovation and deep insights into human genetics to deliver scientific breakthroughs that treat both rare and common disorders. Our toolkit of RNA-targeting modalities includes RNA editing, splicing, silencing using siRNA and antisense silencing, providing us with unique capabilities for designing and sustainably delivering candidates that optimally address disease biology. Our diversified pipeline includes clinical programs in obesity, AATD, DMD, and HD, as well as several preclinical programs utilizing our versatile RNA medicines platform. We have not yet demonstrated our ability to successfully complete pivotal clinical trials, obtain marketing approvals, or conduct sales and marketing activities necessary for successful product commercialization. We have limited experience manufacturing our products at commercial scale or arranging for a third party to do so on our behalf. Typically, it takes many years to develop and commercialize a therapeutic from the time it is discovered to when it is available for treating patients. Further, drug development is a capital-intensive and highly speculative undertaking that involves a substantial degree of risk. You should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by biotechnology companies in the early stages of clinical development, such as ours. Any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

The FDA and comparable ex-U.S. regulatory agencies have relatively limited experience with RNA medicines (also known as oligonucleotides), which may increase the complexity, uncertainty and length of the regulatory review process for our product candidates. The FDA has approved approximately 20 oligonucleotides for commercial use. The FDA has issued multiple guidance documents on the development and testing of oligonucleotide products, as well as guidance relating to regulatory submissions for such products, including in December 2021 two draft guidance documents relating to IND submissions for individualized antisense oligonucleotide drugs for severely debilitating or life-threatening genetic diseases, one with clinical focus, the other with chemistry manufacturing and controls focus, in June 2024 a final guidance on clinical pharmacology considerations for the development of oligonucleotide therapeutics, and in November 2024 a draft guidance on nonclinical safety assessment of oligonucleotide products. Although guidance documents issued by FDA do not have the force of law and are therefore not binding on the industry, we may decide to revise the design of our ongoing or planned nonclinical studies or clinical trials, or design new nonclinical studies or clinical trials, of our product candidates to align with the agency’s current thinking as set forth in the recently published guidance. The general lack of extensive experience specific to oligonucleotides may hinder or slow review by the FDA or other foreign homologues of any regulatory filings that we may submit. Moreover, the FDA or other foreign homologues may respond to these submissions by defining requirements we may not have anticipated. Addressing such requirements could lead to significant delays in the development of our product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. Furthermore, in recent years, there has been increased public and political pressure on the FDA with respect to the approval process for new drugs. As a result of the foregoing factors, we may never receive regulatory approval to market and commercialize any product candidate.

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

We have a robust and diverse pipeline of first- or best-in-class RNA medicines using our RNA editing, splicing, silencing using siRNA and antisense silencing modalities. Our diversified pipeline includes clinical programs in AATD, DMD, HD, and obesity, as well as several preclinical programs utilizing our broad RNA therapeutics toolkit.

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

The process of manufacturing oligonucleotides is complex, highly-regulated and subject to multiple risks. The complex processes associated with the manufacture of our product candidates expose us to various manufacturing challenges and risks, which may include delays in manufacturing adequate supply of our product candidates, limits on our ability to increase manufacturing capacity, and the potential for product failure and product variation in quality that may interfere with preclinical studies and clinical trials, along with additional costs. We also may make changes to our manufacturing process at various points during development, and even after commercialization, for various reasons, such as optimizing costs, achieving scale, decreasing processing time, increasing manufacturing success rate, or other reasons. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of current or future clinical trials, or the performance of the product, once commercialized. In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies, and/or conduct animal studies, and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes in our process during the course of clinical development may require us to provide the FDA and comparable regulatory authorities adequate evidence of the comparability of the product used in earlier clinical trials or at earlier portions of a trial to the product used in later clinical trials or later portions of the trial. We may also make further changes to our manufacturing process before or after commercialization, and such changes may require us to show the comparability of the resulting product to the product produced via earlier manufacturing processes and supplied in clinical studies. We may be required to collect additional preclinical and/or clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If preclinical and/or clinical data are not ultimately comparable to those seen in the earlier trials, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate.

We are a clinical-stage biotechnology company focused on unlocking the broad potential of RNA medicines (also known as oligonucleotides), or those targeting RNA, to transform human health. Our RNA medicines platform, PRISM, combines multiple modalities, chemistry innovation and deep insights into human genetics to deliver scientific breakthroughs that treat both rare and common disorders. Our toolkit of RNA-targeting modalities includes RNA editing, splicing, silencing using siRNA and antisense silencing, providing us with unique capabilities for designing and sustainably delivering candidates that optimally address disease biology. Our diversified pipeline includes clinical programs in obesity, AATD, DMD, and HD, as well as several preclinical programs utilizing our versatile RNA medicines platform. Although we continue to build on our experience in manufacturing oligonucleotides, we have limited experience as a company manufacturing product candidates for commercial supply. We may never be successful in manufacturing product candidates in sufficient quantities or with sufficient quality for commercial use. Our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, operator error, natural disasters, unavailability of qualified personnel, difficulties with logistics and shipping, problems regarding yields or stability of product, contamination or other quality control issues, power failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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
•
an inability to open study sites, or enroll, treat, and monitor patients due to local restrictions implemented in response to local or global health epidemics;
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
•
governmental or regulatory delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around manufacturing, preclinical, or clinical testing generally or with respect to the class, of any of our product candidates, in particular; or
•
varying interpretations of data by the FDA and similar foreign regulatory agencies.

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

Congress also recently amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Although none of our product candidates has reached Phase 3 of clinical development, we must submit a diversity action plan to the FDA by the time we submit a Phase 3 trial, or pivotal study, protocol to the agency for review, unless we are able to obtain a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect the planning and timing of any future Phase 3 trial for our product candidates. However, initiation of such trials may be delayed if the FDA objects to our proposed diversity action plans for any future Phase 3 trial for our product candidates, and we may experience difficulties recruiting a diverse population of patients in attempting to fulfill the requirements of any approved diversity action plan.

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

Subject to receiving approval from the FDA of an NDA or Biologics License Application, products granted orphan drug designation are provided with seven years of orphan marketing exclusivity in the United States, meaning the FDA generally will not approve applications for other product candidates for the same orphan indication that contain the same active ingredient.

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

We, our CMOs, and the manufacturing facilities we use to make our product candidates will also be subject to ongoing assessment of product quality, compliance with cGMP, and periodic inspection by the FDA and potentially other regulatory agencies. We or our CMOs may not be able to comply with applicable cGMP regulations or similar regulatory requirements outside of the United States. Our failure, or the failure of our CMOs, to comply with applicable regulations could result in regulatory actions, such as the issuance of FDA Form 483 notices of observations, warning letters or sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, refusal to permit import or export of our products, operating restrictions, consent decrees and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. We may not have the ability or capacity to manufacture material at a broader commercial scale in the future. We and our CMOs currently manufacture a limited supply of clinical trial materials. Reliance on CMOs entails risks to which we would not be subject if we manufactured all of our material ourselves, including reliance on the CMO for regulatory compliance. Our product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review.

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

There may be significant delays in obtaining coverage for newly-approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or comparable foreign regulatory authorities. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to pay all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and payment is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate payment is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Moreover, eligibility for coverage does not imply that any of our drug products, if approved, will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement may be based on payments allowed for lower-cost drugs that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. However, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for new drugs that we develop and for which we obtain regulatory approval could adversely affect our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

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

All aspects of our business, including research and development, manufacturing, marketing, pricing, sales, litigation, and intellectual property rights, are subject to extensive legislation and regulation. Changes in applicable U.S. federal and state laws and agency regulation, as well as foreign laws and regulations, could have a materially negative impact on our business. In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates or any potential future product candidates of ours, restrict or regulate post-approval activities, or affect our ability to profitably sell any product candidates for which we obtain marketing approval. Increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Congress also must reauthorize the FDA’s user fee programs every five years and often makes changes to those programs in addition to policy or procedural changes that may be negotiated between the FDA and industry stakeholders as part of this periodic reauthorization process. Congress most recently reauthorized the user fee programs in September 2022 without any substantive policy changes. The next FDA user fee reauthorization package is expected to enter stakeholder negotiations beginning in mid-2025, with any agreement sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program would need to be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for NDAs and other activities supported by user fees assessed against industry.

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

In addition to the IRA’s drug price negotiation provisions summarized above, Executive Order 14087, issued in October 2022, called for the CMS Innovation Center to prepare and submit a report to the White House on potential payment and delivery modes that would complement to IRA, lower drug costs, and promote access to innovative drugs. In February 2023, CMS published its report which described three potential models focusing on affordability, accessibility and feasibility of implementation for further testing by the CMS Innovation Center. The CMS Innovation Center’s is still testing the majority of the proposed models.

We expect that future changes or additions to the ACA, the Medicare and Medicaid programs, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry in the United States.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices considering the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, CMS promulgated a regulation permitting Medicare Advantage plans to use step therapy for Part B drugs beginning January 1, 2020. In addition, the 2021 Consolidated Appropriations Act incorporated extensive healthcare provisions and amendments to existing laws, including a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s average sales price to CMS beginning on January 1, 2022, subject to enforcement via civil money penalties.

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

We have operations and conduct business outside the United States, and we plan to continue to expand these operations. Therefore, we are subject to risks related to operating in foreign countries, which include unfamiliar foreign laws or regulatory requirements or unexpected changes to those laws or requirements; other laws and regulatory requirements to which our business activities abroad are subject, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act; changes in the political or economic condition of a specific country or region, including Russia’s invasion of Ukraine, the conflict in the Middle East, and the potential for a wider European or global conflict; fluctuations in the value of foreign currency versus the U.S. dollar; volatility in inflation and interest rates; our ability to deploy overseas funds in an efficient manner; tariffs, trade protection measures, import or export licensing requirements, trade embargoes, and sanctions (including those administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury), and other trade barriers; global instability from an outbreak of pandemic or contagious disease, difficulties in attracting and retaining qualified personnel; and cultural differences in the conduct of business. For example, given developments related to international trade over the past few years, unexpected changes in tariffs could adversely affect our cost of goods sold and/or the foreign sales of our product candidates. Changes impacting our ability to conduct business outside of the United States, or changes to the regulatory regime applicable to our operations in countries outside of the United States (such as with respect to the approval of our product candidates), may materially and adversely impact our business, prospects, operating results, and financial condition.

We or third parties upon whom we depend may be adversely affected by natural disasters and/or health epidemics, and our business, financial condition and results of operations could be adversely affected.

Natural disasters could severely disrupt our operations and have a material adverse effect on our business operations. If a natural disaster, health epidemic, or other event beyond our control occurred that prevented us from using all or a significant portion of our office, manufacturing and/or lab spaces, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult for us to continue our business for a substantial period of time. Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. For example, during the COVID-19 global pandemic, clinical site initiation and patient enrollment in our clinical trials were delayed due to prioritization of hospital resources in favor of COVID-19 patients and difficulties in recruiting clinical site investigators and clinical site staff. Any local or global health issues could impact our business, our preclinical studies and clinical trials, healthcare systems or the global economy. In addition, certain of our research and development efforts are conducted globally. A health epidemic or other outbreak could materially and adversely affect our business, financial condition and results of operations.

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

We depend on third-party collaborators for the development and commercialization of certain of our product candidates. Our potential future collaborators include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In January 2023, we commenced a collaboration with GSK to research, develop, and commercialize oligonucleotide therapeutics, including WVE-006, our first-in-class A-to-I(G) RNA editing candidate for AATD. Collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. We may also be restricted under existing license or collaboration agreements from entering into agreements on certain terms with other potential collaborators. If we are unable to enter into collaborations with respect to a product candidate, we may have to curtail the development of such product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

Collaborations involving our product candidates may pose the following risks to us:

•
collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations;

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

Depending on the collaborations that we enter into, we may expect our collaborators to provide assistance with development, regulatory affairs, marketing, sales and distribution, among other areas. Our future revenues may depend heavily on the success of the efforts of these third parties. For example, under our collaboration with GSK, GSK is responsible for later clinical development and commercialization of our program in AATD.

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

For certain product candidates that we may develop, we may form collaborations to fund all or part of the costs of drug development and commercialization, such as our collaboration with GSK. We may not, however, be able to enter into additional collaborations for certain other programs, and the terms of any collaboration agreement we do secure may not be favorable to us. If we are not successful in our efforts to enter into future collaboration arrangements with respect to one or more of our product candidates, we may not have sufficient funds to develop that or any other product candidate internally, or to bring any product candidates to market. If we do not have sufficient funds to develop and bring our product candidates to market, we will not be able to generate sales revenues from these product candidates, and this will substantially harm our business.

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

We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and they must be acceptable to the FDA or approved by foreign regulatory authorities. Suppliers and manufacturers, including us, must meet applicable manufacturing requirements, including compliance with cGMP regulations, and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards. In the event that any of our suppliers or manufacturers fail to comply with such requirements or to perform their obligations to us in relation to quality, timing or otherwise, some of which may be out of their or our control, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to increase the manufacturing of the materials ourselves, for which we currently have limited capabilities and resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. Any interruption of the development or manufacturing of our product candidates, such as order delays for equipment or materials, equipment malfunction, quality control and quality assurance issues, regulatory delays and possible negative effects of such delays on supply chains and expected timelines for product availability, production yield issues, shortages of qualified personnel, discontinuation of a facility or business or failure or damage to a facility resulting from natural disasters, could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available product candidates or materials. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

We may rely on third-party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. In complying with the manufacturing regulations of the FDA and other comparable foreign regulatory authorities, we and our third-party manufacturers must spend significant time, money, and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that the products meet applicable specifications and other regulatory requirements. Although our agreements with third-party manufacturers require them to perform according to certain cGMP requirements such as those relating to quality control, quality assurance and qualified personnel, we cannot otherwise control the conduct of our third-party manufacturers to implement and maintain these standards. If any of our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the regulatory requirements of the FDA, or other comparable foreign authorities, we would be prevented from obtaining regulatory approval for our drug candidates unless and until we engage a substitute supplier that can comply with such requirements, which we may not be able to do on commercially reasonable terms or at all. In addition, we and our third-party manufacturers responsible for the manufacture of commercial supplies of our products for which we retain regulatory approval, if any, are subject to inspection and approval by regulatory authorities before we may commence the manufacture and sale of any of such products, and thereafter are subject to ongoing inspection from time to time. Our third-party manufacturers may not be able to comply with applicable cGMP regulations or similar regulatory requirements outside of the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in regulatory actions, such as the issuance of FDA Form 483 notices of observations, warning letters or sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Any such failure by us or any of our suppliers would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates, if approved.

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

We currently have no sales, marketing or distribution capabilities. In addition, while our collaboration with GSK will provide us with know-how and experience related to commercialization, we have limited experience of our own. If any of our product candidates is approved, we will need to develop internal sales, marketing and distribution capabilities to commercialize such products, which would be expensive and time-consuming, or rely on or enter into additional collaborations with third parties to perform these services. If we decide to market our products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and supporting distribution, administration and compliance capabilities. If we rely on third parties with such capabilities to market our products or decide to co-promote products with collaborators, we will need to establish and maintain marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. In entering into third-party marketing or distribution arrangements, any revenue we may receive will depend upon the efforts of the third parties and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition, results of operations and prospects would be adversely affected.

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

Although we have assembled a team of employees with experience developing medicines and obtaining regulatory approval to market those medicines, we have limited experience as a company in drug development. We are a clinical-stage biotechnology company focused on unlocking the broad potential of RNA medicines (also known as oligonucleotides), or those targeting RNA, to transform human health. Our RNA medicines platform, PRISM, combines multiple modalities, chemistry innovation and deep insights into human genetics to deliver scientific breakthroughs that treat both rare and common disorders. Our toolkit of RNA-targeting modalities includes RNA editing, splicing, silencing using siRNA and antisense silencing, providing us with unique capabilities for designing and sustainably delivering candidates that optimally address disease biology. Our diversified pipeline includes clinical programs in obesity, AATD, DMD, and HD, as well as several preclinical programs utilizing our versatile RNA medicines platform. As we advance product candidates through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In addition, we must manage our relationships with collaborators or partners, suppliers and other organizations, including our collaboration with GSK. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. In addition, our future growth may require significant capital expenditures and may divert financial resources from other projects, such as the development of our product candidates. If we are unable to effectively manage our future growth, our expenses may increase and our ability to generate revenue could be reduced.

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

Numerous federal, state and international laws address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of personally identifiable information and other user data, including in the context of the development and deployment of artificial intelligence technologies. In the United States, many states have already implemented state laws addressing privacy or are set to enact data protection legislation. In addition, several states have enacted privacy laws to specifically regulate consumer health data that is not subject to HIPAA.

As the patchwork of U.S. privacy laws expands, state enforcement of data privacy and cybersecurity breaches has increased, along with the cost. In addition to state enforcement of privacy laws, the Federal Trade Commission has increased enforcement of cybersecurity and data privacy, and related fines in 2024.

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

For the years ended December 31, 2024, 2023 and 2022, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, the results of our operations or our cash flows. A hypothetical 10% change in foreign currency rates would not have a material impact on our historical financial position or results of operations. However, there can be no assurance that changes in foreign currency exchange rates will not have a material adverse impact on us in the future.

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

In our industry, the majority of an innovative product’s commercial value is usually realized during the period in which it has market exclusivity. Market exclusivity is comprised of both patent and other intellectual property protection, as well as regulatory exclusivity. In the United States and some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there usually are very substantial and rapid declines in the product’s sales. Accordingly, our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including trademarks, trade secrets and in-licenses of intellectual property rights of others, for our product candidates and platform technologies, methods used to manufacture our product candidates, methods of patient stratification and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. Certain research and development activities involved in pharmaceutical development are exempt from patent infringement in the United States and other jurisdictions, for example, in the United States by the provisions of 35 U.S.C. § 271(e)(1) (the “Safe Harbor”). However, in the United States and certain other jurisdictions, the Safe Harbor exemption terminates when the sponsor submits an application for marketing approval (e.g., a NDA) in the United States). Therefore, the risk that a third party might allege patent infringement may increase as our products approach commercialization. We may not be able to apply for patents or obtain patent protection on certain aspects of our product candidates or our platform in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable, or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates, our platform technologies, or any methods relating to them, or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain and involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent prosecution process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, or loss of right to enforce patent claims, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. The standards applied by the USPTO and foreign patent offices in granting patents are not uniform, can vary substantially from country to country, and are not always applied predictably, requiring country-specific patent expertise in each jurisdiction in which patent protection is sought. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology and pharmaceutical patents. As such, we do not know the degree of future protection that we will have on our proprietary products and technologies. While we will endeavor to try to protect our product candidates and platform technology with intellectual property rights such as patents, as appropriate, the process of filing and prosecuting patent applications, and obtaining, maintaining and defending patents is time-consuming, expensive, uncertain, and sometimes unpredictable.

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

Our corporate affairs are governed by our constitution and by the laws governing corporations incorporated in Singapore. The rights of our shareholders and the responsibilities of the members of our Board under Singapore law are different from those applicable to a corporation incorporated in the United States. Principal shareholders of Singapore companies do not owe fiduciary duties to minority shareholders, as compared, for example, to controlling shareholders in corporations incorporated in Delaware. Our public shareholders may have more difficulty in protecting their interests in connection with actions taken by our management, members of our Board or our principal shareholders than they would as shareholders of a corporation incorporated in the United States.

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

We are also subject to Section 34 of the Singapore Patents Act, which provides that a person residing in Singapore is required to obtain written authorization from the Singapore Registrar of Patents (the “Registrar”) before filing an application for a patent for an invention outside of Singapore, unless certain conditions have been satisfied. A violation of Section 34 is a criminal offense punishable by a fine not exceeding S$5,000, or imprisonment for a term not exceeding two years, or both. There have been some instances where we have undertaken filings outside of Singapore, and there may be instances where we are required to make such filings in the future, without first obtaining written authorization from the Registrar. We have notified the Registrar of such filings and we have since implemented measures to address the requirements of Section 34 moving forward. To date, the Registrar has offered a compound of some of the offences considered against payment of a sum of S$50 to S$150 per considered case. Under Singapore law, the Registrar has discretion to offer a compound of such offences against payment of a sum of money of up to S$2,500, or to prosecute the offence subject to the other penalties noted above. Per requests in the Registrar’s most recent decision, we have submitted approximately 140 patent applications in multiple patent families, most of which are related to previously reported applications, to the Intellectual Property Office of Singapore (“IPOS”). The IPOS may consider the filing of some or all of these applications to have breached Section 34 requirements per IPOS’ current interpretation of Section 34, and we are waiting for IPOS’ decision on these applications. We cannot assure you that the Registrar will offer to compound any such violations of Section 34, or that any offer to compound will be for an amount similar to previous compound offers.

The laws of Singapore and of the United States differ in certain significant respects. The rights of our shareholders and the obligations of our directors and officers under Singapore law (including under the Companies Act 1967 of Singapore (the “Singapore Companies Act”) are different from those applicable to a company incorporated in the State of Delaware in material respects, and our shareholders may have more difficulty and less clarity in protecting their interests in connection with actions taken by our management, members of our Board or our affiliated shareholders than would otherwise apply to a company incorporated in the State of Delaware.

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

For a limited period of time, our directors have general authority to allot and issue new ordinary shares on terms and conditions and for such purposes as may be determined by our Board in its sole discretion.

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

The rules governing passive foreign investment companies (“PFICs”) can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC, which must be made annually after the close of each taxable year, depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. The fair market value of our assets is expected to relate, in part, to (a) the market price of our ordinary shares and (b) the composition of our income and assets, which will be affected by how, and how quickly, we spend any cash that is raised in any financing transaction. Moreover, our ability to earn specific types of income that we currently treat as non-passive for purposes of the PFIC rules is uncertain with respect to future years. Based on our gross income, the average value of our assets, including goodwill and the nature of our active business, we do not expect to be treated as a PFIC for U.S. federal income tax purposes for the taxable year ended December 31, 2024. Because the value of our assets for purposes of determining PFIC status will depend in part on the market price of our ordinary shares, which may fluctuate significantly, there can be no assurance that we will not be considered a PFIC for our current taxable year ending December 31, 2025 or for any future taxable year.

If we are a PFIC, a U.S. Holder (defined below) would be subject to adverse U.S. federal income tax consequences, such as ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred, and additional reporting requirements under U.S. federal income tax laws and regulations. A U.S. Holder may in certain circumstances mitigate adverse tax consequences of the PFIC rules by filing an election to treat the PFIC as a qualified electing fund (“QEF”) or, if shares of the PFIC are “marketable stock” for purposes of the PFIC rules, by making a mark-to-market election with respect to the shares of the PFIC. If a U.S. Holder makes a mark-to-market election with respect to its ordinary shares, the U.S. Holder is required to include annually in its U.S. federal taxable income an amount reflecting any year end increase in the value of its ordinary shares. For purposes of this discussion, a “U.S. Holder” is a beneficial owner of ordinary shares that is for U.S. federal income tax purposes: (i) an individual who is a citizen or resident of the United States; (ii) a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (iv) a trust (a) if a court within the United States can exercise primary supervision over its administration, and one or more U.S. persons have the authority to control all of the substantial decisions of that trust, or (b) that was in existence on August 20, 1996, and validly elected under applicable Treasury Regulations to continue to be treated as a domestic trust.

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

As a company that carries out extensive research and development activities, we benefit from the U.K. research and development tax credit regime for small and medium-sized companies, whereby our subsidiary in the United Kingdom is able to surrender the trading losses that arise from its research and development activities for a payable tax credit of generally up to 18.6% of such expenditures. Expenditures of staff supplied by unconnected third parties incurred are eligible for a cash rebate of generally up to 12.1%.

Due to a change in the U.K. legislation affecting the U.K. research and development tax credit regime for small- and medium-sized companies, our ability to receive a payable tax credit for the surrender of our trading losses from research and development activities may be limited to the amount equal to three times our “pay as you earn” and U.K. national insurance tax liabilities, absent our qualification under an exception from such limitation.

Further, we may not be able to continue to claim a U.K. tax credit for research and development tax credits under the small and medium-sized companies regime in the future if our revenue or turnover exceeds €100 million for two consecutive years. In such an event, we will no longer qualify as a small or medium-sized enterprise.

Recently enacted U.K. legislation merges the small and medium-sized companies regime and the research and development expenditure credit regime generally for large companies. This legislation applies a 20% rate to qualifying research and development expenditures. The legislation also includes changes to other rules and types of qualifying expenditure, such as the treatment of subcontracted and overseas costs. We are currently evaluating the impact of the legislation on our future tax credit claims.

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

We issued pre-funded warrants as part of our June 2022 and September 2024 financings, which may cause additional dilution to our shareholders.

In June 2022, we closed an underwritten offering in which we issued and sold 25,464,483 ordinary shares and, to RA Capital Management, L.P. in lieu of additional ordinary shares, pre-funded warrants (the “2022 Pre-Funded Warrants”) to purchase up to 7,093,656 ordinary shares at an exercise price of $0.0001 per share. In September 2024, we closed an underwritten public offering (the “September 2024 Offering”) in which we issued and sold 23,125,001 ordinary shares, and to certain investors in lieu of additional ordinary shares, the pre-funded warrants (the “2024 Pre-Funded Warrants”, and together with the 2022 Pre-Funded Warrants, the “Pre-Funded Warrants”) to purchase up to 1,875,023 ordinary shares at an exercise price of $0.0001 per share. The Pre-Funded Warrants contain a so-called “blocker” provision which provides that they are only exercisable upon receipt of shareholder approval or if such exercise would not cause the aggregate number of ordinary shares or the combined voting power of total securities, in each case, beneficially owned by the holder (together with its affiliates) to exceed, depending on the terms of the applicable Pre-Funded Warrants and in certain cases at the election of the holder, either 4.99%, 9.99% or 19.99% of the number of ordinary shares or total securities, respectively, outstanding immediately after giving effect to the exercise. To the extent the Pre-Funded Warrants above are exercised, additional ordinary shares will be issued and such issuance would dilute existing shareholders and increase the number of shares eligible for resale in the public market.

Our principal shareholders and management own a significant percentage of our ordinary shares and will be able to exert significant control over matters subject to shareholder approval.

Based on information publicly available to us as of December 31, 2024, our executive officers, our directors and their respective affiliates, and our other significant shareholders beneficially own a significant portion of our outstanding ordinary shares. As a result, these shareholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these shareholders may not be the same as or may even conflict with the interests of our other shareholders. For example, these shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders, which could deprive shareholders of an opportunity to receive a premium for their ordinary shares as part of a sale of our company or our assets and might affect the prevailing market price of our ordinary shares. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

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

Our ability to successfully implement our business plan and comply with Section 404 of the Sarbanes-Oxley Act requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our independent registered public accounting firm as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on trading prices for our ordinary shares, and could adversely affect our ability to access the capital markets.

Although we determined that our internal controls over financing reporting were effective as of December 31, 2024, we may in the future identify internal control deficiencies that could rise to the level of a material weakness or uncover other errors in financial reporting. During the course of our evaluation of these material weaknesses, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. There can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods. In addition, we cannot assure you that our independent registered public accounting firm will be able to attest that such internal controls are effective.

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

Cybersecurity Governance

Our Board is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. Our Board delegates to the Audit Committee oversight of certain aspects of our risk management process, including risks related to information technology, data privacy and cybersecurity.

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

Shareholders

As of February 24, 2025, we had 153,486,021 ordinary shares outstanding and approximately nine shareholders of record of our ordinary shares.

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

Overview

We are a clinical-stage biotechnology company focused on unlocking the broad potential of ribonucleic acid (“RNA”) medicines (also known as oligonucleotides), or those targeting RNA, to transform human health. Our RNA medicines platform, PRISM®, combines multiple modalities, chemistry innovation and deep insights into human genetics to deliver scientific breakthroughs that treat both rare and common disorders. Our toolkit of RNA-targeting modalities includes RNA editing, splicing, silencing using RNA interference (“siRNA") and antisense silencing, providing us with unique capabilities for designing and sustainably delivering candidates that optimally address disease biology. Our diversified pipeline includes clinical programs in obesity, alpha-1 antitrypsin deficiency (“AATD”), Duchenne muscular dystrophy (“DMD”), and Huntington’s disease (“HD”), as well as several preclinical programs utilizing our versatile RNA medicines platform.

We were founded on the recognition that there was a significant, untapped opportunity to use chemistry innovation to tune the pharmacological properties of oligonucleotides. We have more than a decade of experience challenging convention related to oligonucleotide design and pioneering novel chemistry modifications to optimize the pharmacological properties of our molecules. We have seen in clinical trials that these chemistry modifications enhance potency, distribution, and durability of effect of our molecules. Our novel chemistry also allows us to avoid using complex delivery vehicles, such as lipid nanoparticles and viruses, and instead use clinically proven conjugates (e.g., N-acetylgalactosamine or (“GalNAc”)) or free uptake for delivery to a variety of cell and tissue types. We maintain strong and broad intellectual property, including for our novel chemistry modifications.

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

The inspiration for our multimodal platform is based on the recognition that the biological machinery (i.e., enzymes) needed to address human disease already exists within our cells and can be harnessed for therapeutic purposes with the right tools. We believe that we have built the most versatile toolkit of RNA-targeting modalities in the industry, with multiple means of repairing, restoring, or reducing proteins and designing best-fit solutions based on the unique biology of a given disease target. We are actively advancing programs using four distinct modalities, including novel A-to-I RNA editing oligonucleotides (“AIMers”).

These modalities include:

•
RNA editing, which uses AIMers that are designed to target single bases on an RNA transcript and recruit endogenous ADAR enzymes that naturally possess the ability to change an adenine (A) to an inosine (I), which cells read as guanine (G). This approach enables both the correction of G-to-A point mutations and the modulation of RNA to either upregulate protein expression, modify protein-protein interactions, or alter RNA folding and processing. AIMers are short in length, fully chemically modified, and use our novel chemistry, which make them distinct from other ADAR-mediated editing approaches.
•
Antisense (silencing), which uses our oligonucleotide designed to bind to a specific sequence in a target RNA strand that encodes a disease-associated protein or pathogenic RNA. The resulting double-stranded molecule (“duplex”) is then recognized by a cellular enzyme called RNase H, which cleaves, or cuts, the target RNA in the duplex, thereby preventing the disease-associated protein from being made.
•
RNA interference (RNAi) (silencing), which uses our double-stranded RNAs called siRNAs to engage the RNAi machinery known as the RNA-induced silencing complex (“RISC”) and to silence a target RNA that is either pathogenic itself or encodes a disease-associated protein, thereby preventing the accumulation of the pathogenic species (RNA or protein).
•
Splicing / exon skipping, which is the processing of a nascent pre-mRNA transcript into mRNA by removing introns and joining exons together. Exon skipping uses our oligonucleotide designed to bind to a particular sequence within a target pre-mRNA and direct the cellular machinery to alter the final composition of exons in mature mRNA by deleting, or splicing out, certain specific regions of that RNA.

We intentionally focus on targeting the transcriptome using oligonucleotides rather than other nucleic acid modalities such as gene therapy and DNA editing. This focus enables us to:

•
Leverage diversity of expression across cell types by modulating the many regulatory pathways that impact gene expression, including transcription, endogenous RNAi pathways, splicing, and translation;
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

We have a robust and diverse pipeline of potential first-or best-in-class programs addressing both rare and common diseases:

•
GalNAc-conjugated oligonucleotides for hepatic and metabolic diseases including:
•
Obesity: WVE-007 is a GalNAc-conjugated siRNA targeting inhibin βE (“INHBE”);
•
Alpha-1 antitrypsin deficiency ("AATD"): WVE-006 is a GalNAc-conjugated SERPINA1 AIMer;
•
Liver disease: GalNAc-conjugated AIMer targeting PNPLA3 I148M for correction; and
•
Heterozygous Familial Hypercholesterolemia (“HeFH”): GalNAc-conjugated AIMer targeting low-density lipoprotein receptor (“LDLR”) for upregulation and GalNAc-conjugated AIMer targeting apolipoprotein B (“APOB”) for correction.
•
Unconjugated oligonucleotides for muscle, CNS and other disease areas including:
•
Duchenne muscular dystrophy ("DMD"): WVE-N531 is an exon 53 splicing oligonucleotide; and

•
Huntington’s disease ("HD"): WVE-003 is an allele-selective oligonucleotide designed to lower mutant huntingtin (“mHTT”) protein and preserve healthy, wild-type huntingtin (“wtHTT”) protein.

Our RNA editing capability affords us the dexterity to address both rare and common diseases, as well as those diseases impacting large patient populations. AIMers are designed to target single bases on an RNA transcript and recruit proteins that exist in the body, called ADAR enzymes, which naturally possess the ability to change an adenine (A) to an inosine (I), which cells read as guanine (G). This approach enables both the correction of G-to-A point mutations and the modulation of RNA to either upregulate protein expression, modify protein-protein interactions, or alter RNA folding and processing. AIMers enable simplified delivery and avoid the risk of permanent changes to the genome and irreversible off-target effects with DNA-targeting approaches. AIMers are short in length, fully chemically modified, and use our novel chemistry, which make them distinct from other ADAR-mediated editing approaches.

GSK Collaboration

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

Takeda Collaboration (expired in October 2024)

In February 2018, we entered into a global strategic collaboration with Takeda Pharmaceutical Company Limited (“Takeda”), pursuant to which we agreed to collaborate with Takeda on the research, development and commercialization of oligonucleotide therapeutics for disorders of the CNS. On October 11, 2024, we were notified by Takeda that Takeda did not intend to exercise and therefore elected to terminate its option for the HD target under the collaboration. As HD was the last active collaboration target under the collaboration, the collaboration expired with immediate effect. As a result of the option termination, we are now free to advance WVE-003, our clinical-stage Huntington’s disease program, as well as any other programs targeting HTT, independently or with other partners.

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss was $97.0 million in 2024, $57.5 million in 2023, and $161.8 million in 2022. As of December 31, 2024 and 2023, we had an accumulated deficit of $1,121.9 million and $1,024.9 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future.

Revenue

We recognize collaboration revenue under the GSK Collaboration Agreement, which became effective in January 2023, and the Takeda Collaboration Agreement, which became effective in April 2018 and expired in the fourth quarter of 2024, (both of which are defined in Note 5 in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K). We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future.

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

Our primary research and development focus has been the development of our RNA medicines platform, PRISM. We are using PRISM, which includes our novel chemistry modifications, to design, develop and commercialize a broad pipeline of first- or best-in class RNA medicines using our editing, splicing, RNAi, and antisense modalities.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation-related expenses, including salaries, bonuses, share-based compensation and other related benefits costs for personnel in our executive, finance, corporate, legal and administrative functions, as well as compensation-related expenses for our Board. General and administrative expenses also include legal fees; expenses associated with being a public company; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; other operating costs; and facility-related expenses.

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

As of December 31, 2024 and 2023, we have recorded a full valuation allowance against our net operating loss carryforwards and federal and state tax credits in all jurisdictions due to uncertainty regarding future taxable income.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 and for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

The following table summarizes our results of operations for 2024 and 2023:

	For the Year Ended December 31,
	2024	2023	Change
	(in thousands)
Revenue	$108,302	$113,305	$(5,003)
Operating expenses:
Research and development	159,682	130,009	29,673
General and administrative	59,023	51,292	7,731
Total operating expenses	218,705	181,301	37,404
Loss from operations	(110,403)	(67,996)	(42,407)
Total other income, net	13,395	9,806	3,589
Loss before income taxes	(97,008)	(58,190)	(38,818)
Income tax benefit (provision)	—	677	(677)
Net loss	$(97,008)	$(57,513)	$(39,495)

Revenue

Revenue for the years ended December 31, 2024 and 2023, was $108.3 million and $113.3 million, respectively, and was earned under the GSK Collaboration Agreement and the Takeda Collaboration Agreement.

The $5.0 million decrease in revenue year over year was driven by the revenue recognized under the GSK Collaboration Agreement, partially offset by the increase in revenue recognized under the Takeda Collaboration Agreement. The $108.3 million in revenue recognized during the year ended December 31, 2024 was comprised of $37.0 million in revenue recognized under the GSK Collaboration Agreement and $71.3 million of revenue recognized under the Takeda Collaboration Agreement. The $113.3 million in revenue recognized during the year ended December 31, 2023 was comprised of $66.3 million in revenue recognized under the GSK Collaboration Agreement and $47.0 million of revenue recognized under the Takeda Collaboration Agreement. The increase in the Takeda Collaboration revenue earned year over year was primarily due to the termination of the collaboration in October 2024, which led to the recognition of the remainder of the deferred revenue related to the research and development services, as well as the license related to the HD program. This was offset by the decrease in the GSK revenue earned year over year primarily related to the AATD program.

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024	2023	Change
	(in thousands)
AATD program	$11,666	$8,453	$3,213
DMD programs	15,536	7,808	7,728
HD programs	11,790	13,086	(1,296)
Other research and development expenses(1), including INHBE, RNA editing, PRISM, others	119,976	91,617	28,359
ALS and FTD programs (discontinued)	714	9,045	(8,331)
Total research and development expenses	$159,682	$130,009	$29,673

(1)
Includes expenses related to other research and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses, and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $159.7 million for the year ended December 31, 2024, compared to $130.0 million for the year ended December 31, 2023. The increase of $29.7 million was due to the following:

•
an increase of $3.2 million in external expenses related to our AATD program, WVE-006 (RNA editing);
•
an increase of $7.7 million in external expenses related to our DMD programs, including WVE-N531 (splicing);
•
a decrease of $1.3 million in external expenses related to our HD programs, including WVE-003 (silencing);
•
an increase of $28.4 million in other research and development expenses, including INHBE, RNA editing, PRISM, and other internal and external research and development expenses that are not allocated on a program-by-program basis or are related to other discovery and development programs, and the identification of potential drug discovery candidates, mainly due to increases in compensation-related expenses and facilities-related expenses, partially offset by decreases in other external research and development expenses; and
•
a decrease of $8.3 million in external expenses related to our discontinued ALS and FTD program, WVE-004.

General and Administrative Expenses

General and administrative expenses were $59.0 million for the year ended December 31, 2024, compared to $51.3 million for the year ended December 31, 2023. The increase of $7.7 million is primarily driven by increases in compensation related expenses and administrative expenses.

Other Income, Net

Other income, net for the years ended December 31, 2024 and 2023 was $13.4 million and $9.8 million, respectively. The increase of $3.6 million in other income, net was primarily driven by an increase in estimated refundable tax credits as well as an increase in dividend income during the year ended December 31, 2024.

Income Tax Benefit

During the years ended December 31, 2024 and 2023, we recorded no income tax benefit or provision and an income tax benefit of $0.7 million, respectively. The income tax benefit for the year ended December 31, 2023 was due to a change in estimate in connection with U.S. tax guidance relating to the capitalization of research and development expenditures.

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

(1)
Includes expenses related to other research and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses, and other operating expenses, which are not allocated to specific programs.

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
•
an increase of $1.6 million in other research and development expenses, including INHBE, RNA editing, PRISM, and other internal and external research and development expenses that are not allocated on a program-by-program basis. or are related to other discovery and development programs, and the identification of potential drug discovery candidates, mainly due to increases in compensation-related expenses and facilities-related expenses, partially offset by decreases in other external research and development expenses; and
•
a decrease of $2.5 million in external expenses related to our discontinued ALS and FTD program, WVE-004.

General and Administrative Expenses

General and administrative expenses were $51.3 million for the year ended December 31, 2023, compared to $50.5 million for the year ended December 31, 2022. The increase of $0.8 million was primarily driven by increases in other general and administrative operating expenses, partially offset by a decrease in compensation-related expenses.

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

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net operating losses. To date, we have primarily funded our operations through public and other registered offerings of our ordinary shares and other securities, collaborations with third parties and private placements of debt and equity securities. Through December 31, 2024, we have received an aggregate of approximately $1,578.4 million in net proceeds from these transactions, consisting of $977.8 million in net proceeds from public and other registered offerings of our ordinary shares and other securities, $511.3 million from our collaborations and $89.3 million in net proceeds from private placements of our debt and equity securities.

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

On September 27, 2024, we closed the September 2024 Offering in which we issued and sold 23,125,001 of our ordinary shares and the 2024 Pre-Funded Warrants to purchase up to 1,875,023 of our ordinary shares. The gross proceeds to us from the September 2024 Offering were $200.0 million before deducting underwriting discounts and commissions and other offering expenses. On October 1, 2024, the representatives of the underwriters exercised their option in full to purchase an additional 3,750,000 ordinary shares, for additional net proceeds to us of approximately $28.2 million.

As of December 31, 2024, we had cash and cash equivalents of $302.1 million, restricted cash of $3.8 million and an accumulated deficit of $1,121.9 million.

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

Our operating lease commitments as of December 31, 2024 total $29.1 million, of which $9.6 million is related to payments in 2025 and approximately $19.5 million is related to payments beyond 2025.

On November 12, 2024, we filed a shelf registration statement on Form S-3ASR with the SEC for which we registered for sale an indeterminate amount of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the “2024 WKSI Shelf”. Our 2024 WKSI Shelf includes a prospectus covering up to an aggregate of $250.0 million in ordinary shares that we are able to issue and sell from time to time, through Jefferies LLC (“Jefferies”) acting as our sales agent, pursuant to the Open Market Sale Agreement, dated May 10, 2019, as amended by Amendment No. 1, dated as of March 2, 2020, Amendment No. 2, dated as of March 3, 2022, and Amendment No. 3, dated November 12, 2024, (collectively, the “Sales Agreement”), for our “at-the-market” equity program. For the three months ended December 31, 2024, we received $5.2 million in net proceeds from sales under our “at-the-market" equity program.

Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash used in operating activities	$(151,026)	$(19,431)	$(127,781)
Net cash used in investing activities	(938)	(1,115)	(1,255)
Net cash provided by financing activities	253,890	132,534	67,188
Effect of foreign exchange rates on cash	(138)	(95)	(210)
Net increase (decrease) in cash, cash equivalents and restricted cash	$101,788	$111,893	$(62,058)

Operating Activities

During 2024, operating activities used $151.0 million of cash, primarily due to our net loss of $97.0 million, partially offset by non-cash charges of $21.8 million and changes in our operating assets and liabilities of $75.8 million. The non-cash charges for 2024 related to share-based compensation expense of $13.1 million, amortization of right-of-use assets of $4.8 million, and depreciation expense of $3.9 million. The largest change in operating assets and liabilities was a $93.6 million decrease in deferred revenue, mainly driven by our Takeda Collaboration Agreement, which was partially offset by the second largest change in operating assets and liabilities, the $19.7 million decrease in accounts receivable primarily due to the collection of receivables related to the GSK Collaboration Agreement.

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

Investing Activities

During 2024, investing activities used $0.9 million of cash, primarily consisting of purchases of property and equipment.

During 2023, investing activities used $1.1 million of cash, primarily consisting of purchases of property and equipment.

During 2022, investing activities used $1.3 million of cash, primarily consisting of purchases of property and equipment. Additionally, we purchased $75.0 million of short-term investments during 2022, all of which matured in 2022.

Financing Activities

During 2024, net cash provided by financing activities was $253.9 million, which was primarily due to the $215.8 million in net proceeds from the September 2024 Offering of ordinary shares and the 2024 Pre-Funded Warrants; as well as the $14.0 million in net proceeds from the January 2024 exercise of the underwriters’ option to purchase an additional 3,000,000 shares under the December 2023 Offering. Additionally, we received $20.4 million in net proceeds from sales under our “at-the-market” equity program.

During 2023, net cash provided by financing activities was $132.5 million, primarily due to the $93.6 million in net proceeds from the December 2023 Offering, which comprised of sales of ordinary shares, as well as $34.6 million in net proceeds from the GSK Equity Investment. Additionally, there were $3.1 million in net proceeds from our "at-the-market" equity program.

During 2022, net cash provided by financing activities was $67.2 million, primarily due to the $65.5 million in net proceeds from the underwritten offering we completed in June 2022, which was comprised of sales of ordinary shares and the 2022 Pre-Funded Warrants. Additionally, there were $1.1 million in net proceeds from our "at-the-market" equity program.

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
•
respond to the impacts of local and global health epidemics, the conflict involving Russia and Ukraine, the conflict in the Middle East, global economic uncertainty, volatility in inflation, volatility in interest rates or market disruptions on our business; and
•
establish and build capabilities to market, distribute and sell our product candidates.

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

•
the impacts of local and global health epidemics, the conflict involving Russia and Ukraine, the conflict in the Middle East, global economic uncertainty, volatility in inflation, volatility in interest rates or market disruptions on our business;
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

Adequate additional funds may not be available to us on acceptable terms when we need them, or at all. We do not currently have any committed external source of funds, except for possible future payments from GSK under our collaborations with them. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing shareholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our shareholders. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute our shareholders’ ownership interests.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that our revenue recognition policy, particularly (a) assessing the number of performance obligations; (b) determining the transaction price; (c) allocating the transaction price to the performance obligations in the contract; and (d) determining the pattern over which performance obligations are satisfied, including estimates to complete performance obligations, and the assumptions and estimates used in our analysis of contracts with CROs and CMOs to estimate the contract expense, involve a greater degree of judgment, and therefore we consider them to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

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

Foreign Currency Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial condition, our results of operations or our cash flows. For the years ended December 31, 2024, 2023, and 2022, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report.

Item 9B. Other Information

Singapore Goods and Services Tax (“GST”) Rate

The issue or transfer of ownership of our ordinary shares would be exempt from GST, although the sale of our ordinary shares by a GST-registered investor may be considered to be a taxable supply subject to GST at 0% if certain conditions are met. Services consisting of arranging, brokering, underwriting or advising on the issue, allotment or transfer of ownership of our ordinary shares rendered by a GST-registered person to an investor belonging in Singapore for GST purposes in connection with the investor’s purchase, sale or holding of our ordinary shares will be subject to GST at the prevailing standard rate of 9%. Similar services rendered by a GST-registered person contractually to an investor belonging outside Singapore and for the direct benefit of an investor belonging outside Singapore or a GST-registered person in Singapore should generally, subject to the satisfaction of certain conditions, be subject to GST at 0%.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, certain of our officers (as defined in Rule 16a-1(f) of the Exchange Act) entered into contracts, instructions or written plans (each, a “Rule 10b5-1 Trading Plan” and collectively, the “Rule 10b5-1 Trading Plans”) for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We describe the material terms of these Rule 10b5-1 Trading Plans below.

On November 24, 2024, Christian Henry, MBA, Chairman of our Board, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 105,670 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Mr. Henry’s Rule

10b5-1 Trading Plan is active until August 29, 2025, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

On November 25, 2024, Kyle Moran, CFA, our Chief Financial Officer, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 196,000 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Mr. Moran’s Rule 10b5-1 Trading Plan is active until June 30, 2025, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

On November 25, 2024, Christopher Francis, Ph.D., our Senior Vice President, Corporate Development, Head of Emerging Areas, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 435,564 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Dr. Francis' Rule 10b5-1 Trading Plan is active until November 3, 2025, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

On November 25, 2024, Chandra Vargeese, Ph.D., our Chief Technology Officer, Head of Platform Discovery Sciences, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 86,972 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Dr. Vargeese's Rule 10b5-1 Trading Plan is active until August 31, 2025, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2025 Annual General Meeting of Shareholders, (the "Proxy Statement"), if the Proxy Statement is filed not later than 120 days after the end of our fiscal year ended December 31, 2024, in the sections titled “Management and Corporate Governance,” and “Code of Business Conduct and Ethics,” and is incorporated herein by reference. If the Proxy Statement is not filed within such 120-day period, the information required by this item will be contained in an amendment to this Annual Report on Form 10-K to be filed with the SEC (the "Form 10-K/A").

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation” in our Proxy Statement. The section entitled “Pay Versus Performance” in our Proxy Statement is not incorporated by reference herein. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2024, the information required by this item will be contained in the Form 10-K/A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2024, the information required by this item will be contained in the Form 10-K/A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance – Director Independence” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2024, the information required by this item will be contained in the Form 10-K/A.

Item 14. Principal Accountant Fees and Services

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information set forth in the sections titled “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accounting Firm” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2024, the information required by this item will be contained in the Form 10-K/A.

Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

1. Financial Statements

See Index to Consolidated Financial Statements on page 108 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3. Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Constitution (formerly known as Memorandum of Association and Articles of Association)		Amendment No. 5 to Form S-1 (Exhibit 3.2)	11/10/2015	333-207379

4.1	Form of Specimen Ordinary Share Certificate		Amendment No. 3 to Form S-1 (Exhibit 4.1)	11/06/2015	333-207379
4.2	Description of Securities of the Registrant and Comparison of Shareholder Rights	X

4.3.1	Form of Pre-Funded Warrant (2022)		Form 8-K (Exhibit 4.1)	06/14/2022	001-37627

4.3.2	Form of Pre-Funded Warrant (2024)		Form 8-K (Exhibit 4.1)	9/26/2024	001-37627

4.4	Share Purchase Agreement by and between the Registrant and C.P. Pharmaceuticals International C.V., dated as of May 5, 2016		Form 10-Q (Exhibit 10.2)	08/15/2016	001-37627

Lease Agreements

10.1.1	Lease Agreement by and between Wave Life Sciences USA, Inc., the Registrant, and King 733 Concord LLC, dated as of April 6, 2015		Form S-1 (Exhibit 10.7)	10/09/2015	333-207379

10.1.2	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and CPI/King 733 Concord Owner, LLC, dated as of December 9, 2020		Form 10-K (Exhibit 10.5.2)	03/04/2021	001-37627

10.1.3	Second Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and CPI/King 733 Concord Owner, LLC, dated as of August 8, 2022		Form 10-Q (Exhibit 10.1)	08/11/2022	001-37627

10.2.1	Lease Agreement by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of September 26, 2016		Form 8-K (Exhibit 10.1)	01/06/2017	001-37627

10.2.2	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of December 31, 2016	Form 8-K (Exhibit 10.1)	01/06/2017	001-37627

Collaboration and License Agreements

10.3††	Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and GlaxoSmithKline Intellectual Property (No. 3), dated as of December 13, 2022	Form 10-K (Exhibit 10.3)	03/23/2023	001-37627

10.4	Share Purchase Agreement by and between Glaxo Group Limited and the Registrant, dated as of December 13, 2022	Form 10-K (Exhibit 10.4)	03/23/2023	001-37627

10.5	Investor Agreement by and between Glaxo Group Limited and the Registrant, dated as of January 26, 2023	Form 10-K (Exhibit 10.5)	03/23/2023	001-37627

Agreements with Executive Officers and Directors

10.6+	Form of Deed of Indemnity by and between the Registrant and each of its directors and certain of its officers	Form S-1 (Exhibit 10.11)	10/09/2015	333-207379

10.7+	Employment Agreement, as amended and restated, between the Registrant and Paul B. Bolno, dated as of May 8, 2020	Form 10-Q (Exhibit 10.1)	08/10/2020	333-207379

10.8+	Employment Agreement, as amended and restated, between the Registrant and Chandra Vargeese, dated as of May 8, 2020	Form 10-Q (Exhibit 10.2)	08/10/2020	333-207379

10.9+	Employment Agreement between the Registrant and Christopher Francis, Ph.D., dated as of November 8, 2022	Form 10-K (Exhibit 10.12)	03/23/2023	001-37627

10.10+	Employment Agreement, as amended and restated, between the Registrant and Kyle Moran, dated as of January 1, 2021	Form 10-K (Exhibit 10.15)	03/04/2021	001-37627

10.11+	Non-Employee Director Compensation Policy, as amended, effective as of August 6, 2024	Form 10-Q (Exhibit 10.2+)	11/12/2024	001-37627

10.12+	Consulting Agreement by and between Ontorii, Inc. (now Wave Life Sciences USA, Inc.) and Gregory Verdine, dated as of April 1, 2012	Form S-1 (Exhibit 10.16)	10/09/2015	333-207379

Equity and Other Compensation Plans

10.13+	Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Equity Plan”)	Form 10-Q (Exhibit 10.1)	11/09/2017	001-37627

10.14+	Wave Life Sciences Ltd. 2021 Equity Plan, as amended, (the “2021 Equity Plan”) effective August 6, 2024	Form 8-K (Exhibit 10.1)	08/12/2024	001-37627

10.15+	Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan, as amended, effective as of August 1, 2023	Form 8-K (Exhibit 10.2)	08/07/2023	001-37627

10.16.1+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016	Form 10-Q (Exhibit 10.2)	11/09/2017	001-37627

10.16.2+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of January 1, 2018	Form 10-K (Exhibit 10.23.3)	03/01/2019	001-37627

10.16.3+	Form of Non-qualified Share Option Agreement under the 2021 Equity Plan, effective as August 10, 2021	Form 10-K (Exhibit 10.3)	11/10/2021	001-37627

10.17.1+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of December 2014	Form S-8 (Exhibit 10.1)	12/17/2015	333-208598

10.17.2+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016	Form 10-Q (Exhibit 10.3)	11/09/2017	001-37627

10.18.1+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of June 16, 2016	Form 10-Q (Exhibit 10.4)	11/09/2017	001-37627

10.18.2+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of January 1, 2018	Form 10-K (Exhibit 10.25.2)	03/01/2019	001-37627

10.18.3+	Form of Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of January 1, 2019	Form 10-Q (Exhibit 10.1)	05/10/2019	001-37627

10.18.4+	Form of Restricted Share Unit Agreement under the 2021 Equity Plan, effective as of August 10, 2021	Form 10-Q (Exhibit 10.4)	11/10/2021	001-37627

10.18.5+	Form of Amended and Restated 2019 Performance-Based Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of March 17, 2021	Form 10-Q (Exhibit 10.2)	05/13/2021	001-37627

10.18.6+	Form of 2021 Performance-Based Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of March 17, 2021	Form 10-Q (Exhibit 10.3)	05/13/2021	001-37627

10.19.1+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of June 21, 2017	Form 10-Q (Exhibit 10.5)	11/09/2017	001-37627

10.19.2+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of January 1, 2018	Form 10-K (Exhibit 10.26.2)	03/01/2019	001-37627

10.19.3+	Form of Non-qualified Share Option Agreement for UK Participants under the 2021 Equity Plan, effective as of August 10, 2021	Form 10-Q (Exhibit 10.5)	11/10/2021	001-37627

10.19.4+	Form of Restricted Share Unit Agreement for UK Participants under the 2021 Equity Plan, effective as of August 10, 2021	Form 10-Q (Exhibit 10.6)	11/10/2021	001-37627

10.20.1+	Form of Inducement Non-qualified Share Option Agreement, effective May 2024	Form 10-Q (Exhibit 10.1)	08/08/2024	001-37627

10.20.2+	Form of Inducement Restricted Share Unit Agreement, effective May 2024	Form 10-Q (Exhibit 10.2)	08/08/2024	001-37627

10.21.1	Open Market Sale Agreement, dated as of May 10, 2019, by and between the Registrant and Jefferies LLC		Form S-3ASR (Exhibit 1.2)	05/10/2019	333-231382

10.21.2	Amendment No. 1 to Open Market Sale Agreement, dated as of March 2, 2020, by and between the Registrant and Jefferies LLC		POSASR (Exhibit 1.3)	03/02/2020	333-231382

10.21.3	Amendment No. 2, dated March 3, 2022, to the Open Market Sale Agreement, dated as of May 10, 2019, by and between Wave Life Sciences Ltd. and Jefferies LLC		Form 8-K (Exhibit 10.1)	03/03/2022	001-37627

10.21.4	Amendment No. 3, dated November 12, 2024, to the Open Market Sale Agreement, dated as of May 10, 2019, by and between Wave Life Sciences Ltd. and Jefferies LLC		Form 10-Q (Exhibit 10.1)	11/12/2024	001-37627

19.1	Insider Trading Policy	X

21.1	List of Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	03/12/2018	001-37627

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)	X

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)	X

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer	X

97.1	Clawback Policy, effective as of October 2, 2023		Form 10-K (Exhibit 97.1)	03/06/2024	001-37627

101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	The cover page for this Annual Report on Form 10-K for the year ended December 31, 2024 is contained in Exhibit 101 and has been formatted in Inline XBRL	X

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

Wave Life Sciences Ltd.

Date: March 4, 2025	By:	/s/ Paul B. Bolno, M.D.
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

Signature	Title	Date

/s/ Paul B. Bolno, M.D. Paul B. Bolno, M.D.	President, Chief Executive Officer and Director (principal executive officer)	March 4, 2025

/s/ Kyle Moran Kyle Moran	Chief Financial Officer (principal financial officer and principal accounting officer)	March 4, 2025

/s/ Christian Henry Christian Henry	Chairman of the Board of Directors	March 4, 2025

/s/ Gregory L. Verdine, Ph.D. Gregory L. Verdine, Ph.D.	Director	March 4, 2025

/s/ Peter Kolchinsky, Ph.D. Peter Kolchinsky, Ph.D.	Director	March 4, 2025

/s/ Aik-Na Tan Aik-Na Tan	Director	March 4, 2025

/s/ Adrian Rawcliffe Adrian Rawcliffe	Director	March 4, 2025

/s/ Ken Takanashi Ken Takanashi	Director	March 4, 2025

/s/ Mark H. N. Corrigan, M.D. Mark H. N. Corrigan, M.D.	Director	March 4, 2025

/s/ Heidi L. Wagner Heidi L. Wagner	Director	March 4, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Wave Life Sciences Ltd.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Wave Life Sciences Ltd. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, Series A preferred shares and shareholders’ equity (deficit), and cash flows for the each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Evaluation of revenue recognition for certain research and development services

As discussed in Note 5 to the consolidated financial statements, the Company is party to a collaboration agreement with GlaxoSmithKline (GSK) which has two performance obligations, including the promise to provide research and development (R&D) services. The Company recognizes R&D services revenue over time using an input method. This method measures progress based on costs incurred in relation to the R&D activities and the costs expected to be incurred in the future to satisfy each performance obligation. Amounts received by the Company before performance are recorded as deferred revenue. For the year ended December 31, 2024, the Company recognized over-time revenue under the GSK collaboration agreement of $37.0 million. In addition, as of December 31, 2024, a portion of the Company’s current and long-term deferred revenue relates to R&D services.

We identified the evaluation of revenue recognition for certain R&D services as a critical audit matter. Specifically, evaluating the estimate of total costs expected to be incurred in satisfying certain R&D performance obligations required especially challenging auditor judgment. This involved an assessment of the nature of work to be performed and the method for measuring progress.

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

Boston, Massachusetts

March 4, 2025

WAVE LIFE SCIENCES LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$302,078	$200,351
Accounts receivable	1,422	21,086
Prepaid expenses	9,544	9,912
Other current assets	7,350	4,024
Total current assets	320,394	235,373
Long-term assets:
Property and equipment, net of accumulated depreciation of $46,329 and $42,709 as of December 31, 2024 and 2023, respectively	10,128	13,084
Operating lease right-of-use assets	17,870	22,637
Restricted cash	3,760	3,699
Other assets	55	156
Total long-term assets	31,813	39,576
Total assets	$352,207	$274,949
Liabilities, Series A preferred shares and shareholders’ equity
Current liabilities:
Accounts payable	$16,262	$12,839
Accrued expenses and other current liabilities	21,081	16,828
Current portion of deferred revenue	65,972	150,059
Current portion of operating lease liability	7,638	6,714
Total current liabilities	110,953	186,440
Long-term liabilities:
Deferred revenue, net of current portion	6,099	15,601
Operating lease liability, net of current portion	17,766	25,404
Total long-term liabilities	23,865	41,005
Total liabilities	$134,818	$227,445
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at December 31, 2024 and 2023	$7,874	$7,874
Shareholders’ equity:
Ordinary shares, no par value; 153,037,286 and 119,162,234 shares issued and outstanding at December 31, 2024 and 2023, respectively	$1,175,181	$935,367
Additional paid-in capital	156,454	129,237
Accumulated other comprehensive loss	(262)	(124)
Accumulated deficit	(1,121,858)	(1,024,850)
Total shareholders’ equity	209,515	39,630
Total liabilities, Series A preferred shares and shareholders’ equity	$352,207	$274,949

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2024	2023	2022
Revenue	$108,302	$113,305	$3,649
Operating expenses:
Research and development	159,682	130,009	115,856
General and administrative	59,023	51,292	50,513
Total operating expenses	218,705	181,301	166,369
Loss from operations	(110,403)	(67,996)	(162,720)
Other income, net:
Dividend income and interest income, net	10,163	7,928	1,571
Other income, net	3,232	1,878	7
Total other income, net	13,395	9,806	1,578
Loss before income taxes	(97,008)	(58,190)	(161,142)
Income tax benefit (provision)	—	677	(681)
Net loss	$(97,008)	$(57,513)	$(161,823)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.70)	$(0.54)	$(2.05)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	138,277,468	106,097,268	78,855,810

Other comprehensive loss:
Net loss	$(97,008)	$(57,513)	$(161,823)
Foreign currency translation	(138)	(95)	(210)
Comprehensive loss	(97,146)	(57,608)	(162,033)

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In- Capital	Comprehensive Income (Loss)	Accumulated Deficit	Shareholders’ Equity (Deficit)
Balance at December 31, 2021	3,901,348	$7,874	59,841,116	$749,851	$87,980	$181	$(805,514)	$32,498
Issuance of ordinary shares, net of offering costs	—	—	25,464,483	51,220	—	—	—	51,220
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	458,092	1,167	—	—	—	1,167
Issuance of pre-funded warrants, net of offering costs	—	—	—	—	14,268	—	—	14,268
Share-based compensation	—	—	—	—	17,194	—	—	17,194
Vesting of RSUs	—	—	904,891	—	—	—	—	—
Option exercises	—	—	90,000	223	—	—	—	223
Issuance of ordinary shares under the ESPP	—	—	166,061	372	—	—	—	372
Other comprehensive loss	—	—	—	—	—	(210)	—	(210)
Net loss	—	—	—	—	—	—	(161,823)	(161,823)
Balance at December 31, 2022	3,901,348	$7,874	86,924,643	$802,833	$119,442	$(29)	$(967,337)	$(45,091)
Issuance of ordinary shares, net of offering costs	—	—	20,000,000	93,574	—	—	—	93,574
Issuance of ordinary shares, pursuant to the GSK Collaboration Agreement	—	—	10,683,761	34,623	—	—	—	34,623
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	751,688	3,080	—	—	—	3,080
Share-based compensation	—	—	—	—	9,795	—	—	9,795
Vesting of RSUs	—	—	415,658	—	—	—	—	—
Option exercises	—	—	160,571	509	—	—	—	509
Issuance of ordinary shares under the ESPP	—	—	225,913	748	—	—	—	748
Other comprehensive loss	—	—	—	—	—	(95)	—	(95)
Net loss	—	—	—	—	—	—	(57,513)	(57,513)
Balance at December 31, 2023	3,901,348	$7,874	119,162,234	$935,367	$129,237	$(124)	$(1,024,850)	$39,630
Issuance of ordinary shares, net of offering costs	—	—	29,875,001	215,796	—	—	—	215,796
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	2,952,591	20,380	—	—	—	20,380
Issuance of pre-funded warrants, net of offering costs	—	—	—	—	14,076	—	—	14,076
Share-based compensation	—	—	—	—	13,141	—	—	13,141
Vesting of RSUs	—	—	100,326	—	—	—	—	—
Option exercises	—	—	770,636	2,979	—	—	—	2,979
Issuance of ordinary shares under the ESPP	—	—	176,498	659	—	—	—	659
Other comprehensive loss	—	—	—	—	—	(138)	—	(138)
Net loss	—	—	—	—	—	—	(97,008)	(97,008)
Balance at December 31, 2024	3,901,348	$7,874	153,037,286	$1,175,181	$156,454	$(262)	$(1,121,858)	$209,515

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(97,008)	$(57,513)	$(161,823)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right-of-use assets	4,767	4,206	3,540
Depreciation of property and equipment	3,896	5,000	6,574
Share-based compensation expense	13,141	9,795	17,194
Loss on disposal of property and equipment	—	—	12
Changes in operating assets and liabilities:
Accounts receivable	19,664	(21,086)	—
Prepaid expenses	368	(1,980)	(1,348)
Other assets	(3,225)	(2,010)	3,394
Accounts payable	3,421	(3,761)	9,348
Accrued expenses and other current liabilities	4,253	(724)	2,691
Deferred revenue	(93,589)	54,328	(3,245)
Operating lease liabilities	(6,714)	(5,496)	(4,308)
Other non-current liabilities	—	(190)	190
Net cash used in operating activities	(151,026)	(19,431)	(127,781)
Cash flows from investing activities
Purchases of property and equipment	(938)	(1,115)	(1,361)
Proceeds from the sale of property and equipment	—	—	106
Purchase of short-term investments	—	—	(75,044)
Proceeds from the maturity of short-term investments	—	—	75,044
Net cash used in investing activities	(938)	(1,115)	(1,255)
Cash flows from financing activities
Proceeds from the issuance of ordinary shares as a part of the June 2022 Offering, net of offering costs	—	—	51,220
Proceeds from the issuance of ordinary shares as a part of the December 2023 Offering, net of offering costs	14,038	93,574	—
Proceeds from the issuance of ordinary shares as a part of the September 2024 Offering, net of offering costs	201,758	—	—
Proceeds from issuance pre-funded warrants as a part of the June 2022 Offering, net of offering costs	—	—	14,268
Proceeds from issuance pre-funded warrants as a part of the, September 2024 Offering, net of offering costs	14,076	—	—
Proceeds from issuance of ordinary shares pursuant to the GSK Collaboration Agreement	—	34,623	—
Proceeds from issuance of ordinary shares pursuant to the at-the-market equity program, net	20,380	3,080	1,105
Proceeds from the exercise of share options	2,979	509	223
Proceeds from the ESPP	659	748	372
Net cash provided by financing activities	253,890	132,534	67,188
Effect of foreign exchange rates on cash	(138)	(95)	(210)
Net increase (decrease) in cash, cash equivalents and restricted cash	101,788	111,893	(62,058)
Cash, cash equivalents and restricted cash, beginning of period	204,050	92,157	154,215
Cash, cash equivalents and restricted cash, end of period	$305,838	$204,050	$92,157
Supplemental disclosure of cash flow information:
Offering costs in accounts payable at period end	$—	$210	$—
Increase in operating lease right-of-use assets and lease liabilities related to new lease	$—	$—	$12,006

The accompanying notes are an integral part of the consolidated financial statements.

Wave Life Sciences Ltd.

Notes to Consolidated Financial Statements

1. THE COMPANY

Organization

Wave Life Sciences Ltd. (together with its subsidiaries, “Wave” or the “Company”) is a clinical-stage biotechnology company focused on unlocking the broad potential of RNA medicines (also known as oligonucleotides), or those targeting RNA, to transform human health. Wave’s RNA medicines platform, PRISM, combines multiple modalities, chemistry innovation and deep insights into human genetics to deliver scientific breakthroughs that treat both rare and common disorders. The Company’s toolkit of RNA-targeting modalities includes RNA editing, splicing, silencing using siRNA and antisense silencing, providing us with unique capabilities for designing and sustainably delivering candidates that optimally address disease biology. The Company’s diversified pipeline includes clinical programs in obesity, AATD, DMD, and HD, as well as several preclinical programs utilizing our versatile RNA medicines platform.

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

As of December 31, 2024, the Company had cash and cash equivalents of $302.1 million. The Company expects that its existing cash and cash equivalents will be sufficient to fund its operations for at least the next twelve months. The Company has based this expectation on the best information available, however the Company may use its available capital resources sooner than it currently expects. If the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be further reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. In addition, the Company may elect to raise additional funds before it needs them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if the Company expects it has sufficient funds for its current or future operating plans.

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

Segment Data

The Company manages its operations as a single reportable and operating segment for the purposes of assessing performance and making operating decisions. The Company’s focus is on developing its proprietary RNA medicines platform, PRISM, to develop and commercialize a broad pipeline of RNA medicines in a variety of therapeutic areas. This operating structure enables the Chief Executive Officer ("CEO") as chief operating decision maker ("CODM"), to allocate resources and assess business performance in order to achieve established long-term strategic goals. The determination of a single segment is consistent with the consolidated financial information regularly reviewed by the CODM for purposes of assessing performance, allocating resources and planning, monitoring budget versus actual results, and forecasting future periods. Within the single segment, there are significant expenses that are regularly considered by the CODM which are used in the review for performance and resource allocation. See Note 14 for additional disclosure of our segment information.

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

Cash, cash equivalents and restricted cash are Level 1 assets which are comprised of funds held in checking and money market accounts. Cash, cash equivalents and restricted cash were recorded at fair value as of December 31, 2024 and 2023, totaling $305.8 million and $204.1 million, respectively. The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

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

Restricted Cash

Restricted cash consists primarily of cash placed in separate restricted bank accounts as required under the terms of the Company’s lease agreements for its Cambridge, Massachusetts and Lexington, Massachusetts facilities (refer to Note 8). As of December 31, 2024 and 2023, the Company had $3.8 million and $3.7 million of restricted cash, respectively, of which $2.8 million and $2.7 million related to the Lexington facility, respectively, and $1.0 million related to the Cambridge facility.

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

Net Loss per Share

Basic net loss per share is computed using the weighted-average number of ordinary shares outstanding during the period. The outstanding Pre-Funded Warrants (as defined in Note 6) are included in the weighted-average number of ordinary shares outstanding used in the calculation of basic net loss per share as the exercise price is negligible and the warrants are fully vested and exercisable. Diluted net loss per share is computed using the sum of the weighted-average number of ordinary shares outstanding during the period and, if dilutive, the weighted-average number of potential ordinary shares, including the assumed exercise of share options and the assumed vesting of RSUs (as defined in Note 7). The Company’s Series A preferred shares do not entitle the holders of such shares to participate in dividends and do not contractually require the holders of such shares to participate in losses of the Company.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) finalized Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires enhanced disclosures about reportable segments and the chief operating decision maker. The Company adopted ASU 2023-07 for the Company's fiscal year 2024 annual reporting period and applied it retrospectively. The adoption did not have a material impact on the Company's consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 modifies the rules on income statement disclosures to enhance the transparency of and include more detailed information about the types of expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion, in commonly presented expense captions such as cost of sales, research and development, and selling, general and administrative expenses. The amendments are intended to address investors’ requests for income statement expense disclosures that provide more information to help them better understand the components of an entity’s expenses, make their own judgments about the entity’s performance, and more accurately forecast expenses, and enable investors to better assess an entity’s prospects for future cash flows. It will also provide contextual information for an entity’s presentation and consideration of management’s discussion and analysis of financial position and results of operations. The guidance is effective for all entities for annual periods beginning after December 15, 2026. All entities should apply the guidance prospectively but have the option to apply it retrospectively. Early adoption is permitted. The Company is continuing to assess the timing of adoption and the potential impacts of ASU 2024-03 on the consolidated financial statements and related disclosures.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	December 31,
	2024	2023
	(in thousands)
Furniture and equipment	$26,194	$26,072
Software	1,029	902
Leasehold improvements	28,885	28,525
Fixed assets in progress	349	294
Total	56,457	55,793
Less accumulated depreciation	(46,329)	(42,709)
Property and equipment, net	$10,128	$13,084

Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2024 and 2023.

Depreciation expense was $3.9 million, $5.0 million, and $6.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2024	2023
	(in thousands)
Accrued compensation	$15,358	$14,065
Accrued expenses related to CROs and CMOs	4,551	1,768
Accrued expenses and other current liabilities	1,172	995
Total accrued expenses and other current liabilities	$21,081	$16,828

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

Simultaneously with the execution of the GSK Collaboration Agreement, Wave entered into a Share Purchase Agreement (the “SPA”) on December 13, 2022, with Glaxo Group Limited (“GGL”), an affiliate of GSK, pursuant to which Wave agreed to sell 10,683,761 of its ordinary shares to GGL at a purchase price of $4.68 per share (the “GSK Equity Investment”). The GSK Equity Investment closed on January 26, 2023, following the completion of customary closing conditions. The ordinary shares purchased by GGL in the GSK Equity Investment are subject to lock-up and standstill restrictions and carry certain registration rights, customary for transactions of this kind. The Company did not incur any material costs in connection with the issuance of the ordinary shares under the SPA.

The GSK Collaboration Agreement has three components: (1) a discovery collaboration which enables the Company to advance up to three programs leveraging targets informed by GSK’s novel genetic insights (“Wave’s Collaboration Programs”); (2) a discovery collaboration which enables GSK to advance up to eight programs leveraging PRISM and the Company’s oligonucleotide expertise and discovery capabilities (the “Discovery Research Collaboration”); and (3) an exclusive global license for GSK to WVE-006, the Company’s alpha-1 antitrypsin deficiency (“AATD”) program, that uses the Company’s proprietary AIMer technology (the "AATD Collaboration"). The Company will be responsible for preclinical, regulatory, manufacturing, and clinical activities for WVE-006 through the initial Phase 1/2 study, at the Company’s sole cost. Thereafter, GSK will be responsible for advancing WVE-006 through pivotal studies, registration, and global commercialization at GSK’s sole cost.

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

The Company assessed this arrangement in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606") and concluded that the contract counterparty, GSK, is a customer for the AATD Collaboration prior to GSK exercising its option and, for the Discovery Research Collaboration programs during the target validation research term. The Company identified the following material promises under the arrangement: (1) the exclusive global license for WVE-006; (2) the research and development services for WVE-006 through the Phase 1/2 study; (3) the discovery research services under the Discovery Research Collaboration to perform target validation programs; (4) research and development license for the Discovery Research Collaboration; and (5) the research and development services for the GSK collaboration programs through completion of a candidate selection. The research and development services for WVE-006 were determined to not be distinct from the exclusive global license and should therefore be combined into a single performance obligation for the AATD Collaboration. The research and development services for the Discovery Research Collaboration were determined to not be distinct from the research and development license for the Discovery Research Collaboration and should therefore be combined into a single performance obligation. In addition, the Company determined the standalone selling price for the option to advance up to eight programs from the Discovery Research Collaboration and determined it did not provide a material right to GSK.

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

Under the GSK Collaboration Agreement, GSK can advance up to eight programs leveraging the Company's PRISM platform and multiple RNA-targeting modalities (RNA editing, splicing, siRNA, and antisense) with target validation work ongoing across multiple therapy areas. GSK selected its first two programs to advance to development candidates following achievement of target validation in the three months ended June 30, 2024. These programs utilize the Company's next generation GalNAc-siRNA format and are in hepatology. Under the GSK Collaboration Agreement, GSK was required to provide an aggregate initiation payment of $12.0 million to the Company for these two oligonucleotide programs, which was received during the three months ended June 30, 2024.

The following table summarizes the allocation of the total transaction price to the identified performance obligation under the GSK Collaboration Agreement, and the amount of the transaction price unsatisfied as of December 31, 2024 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied (1)
Performance Obligations:
AATD Collaboration	$156,778	$59,392
Discovery Research Collaboration	18,098	13,737
GSK Collaboration Program	12,000	10,472
Total	$186,876	$83,601

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

Under the GSK Collaboration Agreement, during the years ended December 31, 2024 and December 31, 2023, the Company recognized revenue of $37.0 million and $66.3 million, respectively, using the input method described above.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations which are recorded in deferred revenue as of December 31, 2024 is approximately $72.1 million, of which approximately $66.0 million is included in current liabilities and $6.1 million is included in long-term liabilities. The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations which were recorded in deferred revenue as of December 31, 2023 was approximately $94.3 million, of which approximately $78.7 million was included in current liabilities and $15.6 million was included in long-term liabilities.

Takeda Collaboration and Equity Agreements

In February 2018, Wave USA and Wave UK entered into a global strategic collaboration (the “Takeda Collaboration”) with Takeda Pharmaceutical Company Limited (“Takeda”), pursuant to which Wave USA, Wave UK and Takeda agreed to collaborate on the research, development and commercialization of oligonucleotide therapeutics for disorders of the Central Nervous System (“CNS”). The Takeda Collaboration provided the Company with at least $230.0 million in committed cash and Takeda with the option to co-develop and co-commercialize the Company’s CNS development programs in (1) Huntington’s disease (“HD”); (2) amyotrophic lateral sclerosis (“ALS”) and frontotemporal dementia (“FTD”); and (3) the Company’s discovery-stage program targeting ATXN3 for the treatment of spinocerebellar ataxia 3 (“SCA3”) (collectively, “Category 1 Programs”). In addition, the Takeda Collaboration provided Takeda the right to exclusively license multiple preclinical programs for CNS disorders, including Alzheimer’s disease and Parkinson’s disease (collectively, “Category 2 Programs”). In April 2018, the Takeda Collaboration became effective and Takeda paid the Company $110.0 million as an upfront payment. Takeda also agreed to fund the Company’s research and preclinical activities in the amount of $60.0 million during the four-year research term and to reimburse the Company for any collaboration-budgeted research and preclinical expenses incurred by Wave that exceed that amount.

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

With respect to Category 1 Programs, the Company was responsible for researching and developing products and companion diagnostics for Category 1 Programs through completion of the first proof of mechanism study for such products. Takeda had an exclusive option for each target and all associated products and companion diagnostics for such target, which it could exercise at any time through completion of the proof of mechanism study. If Takeda had exercised this option, the Company would have received an opt-in payment and would have led manufacturing and joint clinical co-development activities and Takeda would have led joint co-commercial activities in the United States and all commercial activities outside of the United States. Global costs and potential profits would have been shared 50:50 and the Company would have been eligible to receive development and commercial milestone payments. In addition to its 50% profit share, the Company was eligible to receive option exercise fees and development and commercial milestone payments for each of the Category 1 Programs.

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

The term of the Takeda Collaboration Agreement commenced on April 2, 2018 and, unless terminated earlier, would have continued until the date on which: (i) with respect to each Category 1 Program target for which Takeda does not exercise its option, the expiration or termination of the development program with respect to such target; (ii) with respect to each Category 1 Program target for which Takeda exercises its option, the date on which neither party is researching, developing or manufacturing any products or companion diagnostics directed to such target; or (iii) with respect to each Category 2 Program target, the date on which royalties are no longer payable with respect to products directed to such target.

Takeda had the right to terminate the Takeda Collaboration Agreement for convenience on 180 days’ notice, in its entirety or on a target-by-target basis. Subject to certain exceptions, each party had the right to terminate the Takeda Collaboration Agreement on a target-by-target basis if the other party, or a third party related to such party, challenges the patentability, enforceability or validity of any patents within the licensed technology that cover any product or companion diagnostic that was subject to the Takeda Collaboration Agreement. In the event of any material breach of the Takeda Collaboration Agreement by a party, subject to cure rights, the other party had the right to terminate the Takeda Collaboration Agreement in its entirety if the breach related to all targets or on a target-by-target basis if the breach related to a specific target. In the event that Takeda and its affiliates ceased development, manufacturing and commercialization activities with respect to compounds or products subject to the Takeda Collaboration Agreement and directed to a particular target, the Company had the right to terminate the Takeda Collaboration Agreement with respect to such target. Either party had the right to terminate the Takeda Collaboration Agreement for the other party’s insolvency. In certain termination circumstances, the Company would have received a license from Takeda to continue researching, developing and manufacturing certain products, and companion diagnostics.

The Takeda Collaboration was managed by a joint steering committee in which both parties were represented equally. The joint steering committee was tasked with overseeing the scientific progression of each Category 1 Program and, prior to the Amendment (discussed below), the Category 2 Programs.

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

At the outset of the arrangement, the transaction price included the $110.0 million upfront consideration received and the $60.0 million of committed research and preclinical funding for the Category 2 Programs. The Company determined that the Takeda Collaboration Agreement did not contain a significant financing component. The option exercise fees to license, co-develop and co-commercialize each Category 1 Program that could have been received were excluded from the transaction price until each customer option was exercised. The potential milestone payments were excluded from the transaction price, as all milestone amounts were fully constrained at the inception of the Takeda Collaboration Agreement. The Company would have reevaluated the transaction price at the end of each reporting period and, as uncertain events were resolved or other changes in circumstances occurred, if necessary, would have adjusted its estimate of the transaction price.

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

Revenue associated with the research and development services for each Category 1 Program performance obligation were recognized as the research and development services were provided using an input method, according to the costs incurred on each Category 1 Program and the total costs expected to be incurred to satisfy each Category 1 Program performance obligation. Prior to the Amendment described below, revenue associated with the research and preclinical development services for the Category 2 Programs performance obligation was recognized as the research and preclinical development services that were provided using an input method, according to the costs incurred on Category 2 Programs and the total costs expected to be incurred to satisfy the performance obligation. The amount allocated to the material right for each Category 1 Program option would have been recognized on the date that Takeda exercised each respective option, or immediately as each option expired unexercised. The amounts received that were not yet recognized as revenue were recorded in deferred revenue on the Company’s consolidated balance sheet.

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

In December 2023, the joint steering committee that manages the Takeda Collaboration terminated the SCA3 Category 1 Program as a target under the collaboration and consequently Takeda and the Company’s rights and obligations under the Takeda Collaboration were terminated with respect to the SCA3 Category 1 Program. As a result of the termination of the SCA3 Category 1 Program, the Company recognized $9.9 million in revenue during the three months ended December 31, 2023, which represented the remainder of the deferred revenue for the SCA3 Category 1 Program as of September 30, 2023.

In October 2024, the Company was notified by Takeda that Takeda did not intend to exercise and therefore elected to terminate its option (“Option Termination”) for the HD target under the Takeda Collaboration Agreement. As HD was the last active collaboration target under the Takeda Collaboration Agreement, the Takeda Collaboration Agreement expired with immediate effect, and $70.2 million that was previously recorded as deferred revenue was recognized as revenue in the fourth quarter of 2024 related to this expiration.

In October 2024, the Company was notified by Takeda that Takeda did not intend to exercise and therefore elected to terminate its option (“Option Termination”) for the HD target under the Takeda Collaboration Agreement. As HD was the last active collaboration target under the Takeda Collaboration Agreement, the Takeda Collaboration Agreement expired with immediate effect, and $70.2 million that was previously recorded as deferred revenue was recognized as revenue in the fourth quarter of 2024 related to this expiration.

During the years ended December 31, 2024, 2023, and 2022, the Company recognized revenue of approximately $71.3 million, $47.0 million, and $3.3 million, respectively, under the Takeda Collaboration Agreement in the Company’s consolidated statements of operations and comprehensive loss. Through December 31, 2024, the Company has recognized revenue of $199.5 million under the Takeda Collaboration Agreement as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations which are recorded in deferred revenue as of December 31, 2024 and 2023, is $0.0 million and $71.3 million, respectively.

6. SHARE CAPITAL

The following represents the Company’s financing transactions during the years ended December 31, 2024, 2023, and 2022:

•
The Company entered into the Sales Agreement (as defined below) with Jefferies LLC ("Jefferies". During the years ended December 31, 2024, 2023, and 2022, the Company sold 2,952,591, 751,688, and 458,092 ordinary shares, respectively, under its "at-the-market" equity program for aggregate net proceeds of $20.4 million, $3.1 million, and $1.2 million, respectively, after deducting commissions and offering expenses.
•
On June 16, 2022, the Company closed an underwritten offering (the “June 2022 Offering”) in which the Company issued and sold 25,464,483 of the Company’s ordinary shares at a price of $2.15 per share and pre-funded warrants (the “2022 Pre-Funded Warrants”) to purchase up to 7,093,656 of the Company’s ordinary shares at an offering price of $2.1499 per 2022 Pre-Funded Warrant, which represents the per share offering price for the ordinary shares less the $0.0001 per share exercise price for each 2022 Pre-Funded Warrant. These 2022 Pre-Funded Warrants were recorded as a component of shareholders’ equity within additional paid-in capital. The gross proceeds to the Company from the June 2022 Offering were $70.0 million before deducting underwriting discounts and commissions and other offering expenses. The net proceeds to the Company from the June 2022 Offering were approximately $65.5 million, after deducting underwriting commissions and offering expenses. The 2022 Pre-Funded Warrants are exercisable at any time after their original issuance and on or prior to the five-year anniversary of the original issuance date. A holder of 2022 Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 19.99% of the number of the Company’s ordinary shares outstanding or more than 19.99% of the combined voting power of the Company’s securities outstanding immediately after giving effect to such exercise, unless and until shareholder approval is obtained.
•
On December 11, 2023, the Company closed an underwritten public offering (the “December 2023 Offering”) in which the Company issued and sold 20,000,000 of the Company's ordinary shares at a price of $5.00 per share. The gross proceeds to the Company from the December 2023 Offering were $100.0 million before deducting underwriting discounts and commissions and other offering expenses. The net proceeds to the Company from the December 2023 Offering during the year ended December 31, 2023, were approximately $93.6 million, after deducting underwriting discounts and offering expenses. On January 4, 2024, the Company closed on the sale of an additional 3,000,000 ordinary shares at a price of $5.00 per share after the underwriters exercised their option to purchase the additional shares in full, which increased the aggregate number of ordinary shares sold in the December 2023 Offering to 23,000,000. The Company’s aggregate gross proceeds from the December 2023 Offering were $115.0 million, before deducting underwriting discounts and commissions and offering expenses; $15.0 million of which relates to the exercise of the underwriters’ option in January 2024. Subsequent to December 31, 2023, the Company received $14.0 million in net proceeds after deducting the underwriting discounts and commissions and offering expenses related to the December 2023 Offering.
•
On September 27, 2024, the Company closed an underwritten public offering (the "September 2024 Offering") in which the Company issued and sold 23,125,001 of the Company’s ordinary shares at a price of $8.00 per share and pre-funded warrants (the “2024 Pre-Funded Warrants”) to purchase up to 1,875,023 of the Company’s ordinary shares at an offering price of $7.9999 per 2024 Pre-Funded Warrant, which represents the per share offering price for the ordinary shares less the $0.0001 per share exercise price for each 2024 Pre-Funded Warrant. These 2024 Pre-Funded Warrants were recorded as a component of shareholders’ equity within additional paid-in capital. The gross proceeds to the Company from the September 2024 Offering were $200.0 million before deducting underwriting discounts and commissions and other offering expenses. The net proceeds to the Company from the September 2024 Offering were approximately $187.5 million, after deducting underwriting commissions and offering expenses. The 2024 Pre-Funded Warrants are exercisable at any time after their original issuance and on or prior to the five-year anniversary of the original issuance date. A holder of the 2024 Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or at the election of such holder, 9.99% or 19.99%) of the number of the Company’s ordinary shares outstanding or more than 4.99% (or at the election of such holder, 9.99% or 19.99%) of the combined voting power of the Company’s securities outstanding immediately after giving effect to such exercise, unless and until shareholder approval is obtained.

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
•
On November 12, 2024, the Company filed an automatic shelf registration statement on Form S-3ASR with the SEC for which the Company registered for sale an indeterminate amount of any combination of its ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that the Company may determine, which is referred to as the “2024 WKSI Shelf”. The 2024 WKSI Shelf includes a prospectus covering up to an aggregate of $250.0 million in ordinary shares that the Company is able to issue and sell from time to time, through Jefferies acting as its sales agent, pursuant to the Open Market Sale Agreement, dated May 10, 2019, as amended by Amendment No. 1, dated as of March 2, 2020, Amendment No. 2, dated as of March 3, 2022, and Amendment No. 3, dated as of November 12, 2024, (as amended, the “Sales Agreement”), for its “at-the-market” equity program.

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

As of December 31, 2024, 7,052,136 ordinary shares remained available for future grant under the 2021 Plan. In accordance with Nasdaq Listing Rule 5635(c)(4), the board of directors or a committee of the board may also issue inducement grants outside of the 2021 Plan, as an inducement material to an individual's entering into employment with the Company.

Options and RSUs

Share option activity is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding as of January 1, 2024	14,107,710	$6.58
Granted	7,480,600	4.36
Exercised	(770,636)	3.87
Forfeited or cancelled	(1,364,543)	7.32
Outstanding as of December 31, 2024	19,453,131	$5.78	7.11	$144,819
Options exercisable as of December 31, 2024	9,155,502	$7.34	5.44	$62,214

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

The assumptions used in the Black-Scholes option pricing model to determine the fair value of share options granted to employees during the period were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	3.56% – 4.64%	3.46% – 4.71%	1.35% – 4.23%
Expected term (in years)	3.0 – 6.1	3.0 – 6.1	3.0 – 6.1
Expected volatility	88% – 100%	87% – 93%	63% – 96%
Expected dividend yield	0%	0%	0%

In October 2022, the compensation committee of the Company’s board of directors (the "Compensation Committee") granted Dr. Verdine, one of the Company’s founders and a member of the Company’s board of directors, a non-qualified share option for 163,467 ordinary shares (“Verdine Scientific Advisory Grant”) as form of payment under Dr. Verdine’s consulting agreement for scientific advisory services (as described in Note 13) for the service period of October 1, 2022 through December 31, 2024, the vesting of which is subject to Dr. Verdine’s continued service under the consulting agreement.

The Verdine Scientific Advisory Grant was granted as a non-employee grant during the year ended December 31, 2022, and there were no equity grants made to non-employees during the years ended December 31, 2023 and 2024. The assumptions used in the Black-Scholes option pricing model to determine the fair value of the Verdine Scientific Advisory Grant were as follows:

Year Ended December 31, 2022
Risk-free interest rate	4.29%
Expected term (in years)	2.5
Expected volatility	99%
Expected dividend yield	0%

RSU activity for the year ended December 31, 2024 is summarized as follows:

	RSUs	Average Grant Date Fair Value (in dollars per share)
Outstanding as of January 1, 2024	637,557	$7.08
Granted	379,100	7.04
Vested	(100,326)	4.90
Forfeited	(84,288)	5.01
RSUs Outstanding at December 31, 2024	832,043	$7.54

RSUs can be time-based or performance-based. Vesting of the performance-based RSUs is contingent on the occurrence of certain regulatory or commercial milestones. In March 2021, the Compensation Committee approved an amendment and restatement of the Company’s outstanding 2019 performance-based RSUs to add an additional milestone to the existing milestones. In 2021, the Company also granted performance-based RSUs with the same terms to certain employees who did not receive the 2019 performance-based RSUs. The Company did not recognize expense in 2024 related to the performance-based RSUs as the remaining milestones were not considered probable of achievement. In April 2022, the Company determined that a performance-based RSU milestone was achieved and consequently 50% of the outstanding performance-based RSUs vested, which resulted in the issuance of 384,646 ordinary shares. During the year ended December 31, 2022, the Company recorded share-based compensation expense of approximately $3.8 million related to the performance-based RSUs, which represents all of the expense related to the achievement of this performance-based RSU milestone. During the years ended December 31, 2024, 2023, and 2022, the Company recognized share-based compensation expense of $0.8 million, $1.0 million, and $10.3 million, respectively, related to RSUs.

RSUs that are forfeited are available to be granted again. During the year ended December 31, 2024, 379,100 time-based RSUs were granted to employees. Of the RSUs outstanding at December 31, 2024, 540,779 are time-based RSUs and 291,264 are performance-based RSUs. Time-based RSUs generally vest over periods of one to four years.

During the years ended December 31, 2024, 2023, and 2022, the Company recognized share-based compensation expense related to options of $11.9 million, $8.5 million, and $6.7 million, respectively. The total intrinsic value of options exercised was $4.4 million, $0.3 million, and $0.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, the unrecognized compensation cost related to outstanding options was $28.9 million. The unrecognized compensation cost related to outstanding options is expected to be recognized over a weighted-average period of approximately 2.67 years. For the years ended December 31, 2024 and 2023, the weighted-average grant date fair value per granted option was $3.38 and $3.45, respectively. The aggregate fair value of options that vested during the years ended December 31, 2024 and 2023 was $11.4 million and $8.4 million, respectively.

The unrecognized compensation costs related to outstanding time-based RSUs was $2.8 million as of December 31, 2024, and is expected to be recognized over a weighted-average period of approximately 2.25 years. The total fair value of RSUs vested during the years ended December 31, 2024, and 2023 was $0.7 million and $2.0 million, respectively.

Employee Share Purchase Plan

The Wave Life Sciences Ltd. Employee Share Purchase Plan, as amended ("ESPP"), allows full-time and certain part-time employees to purchase the Company’s ordinary shares at a discount to fair market value. Eligible employees may enroll in a six-month offering period beginning every January 15th and July 15th. Shares are purchased at a price equal to 85% of the lower of the fair market value of the Company’s ordinary shares on the first business day or the last business day of an offering period. During the years ended December 31, 2024, and 2023, 176,498 and 225,913 ordinary shares were issued under the ESPP, respectively. The aggregate number of ordinary shares authorized for issuance under the ESPP was originally 1,000,000 and was subsequently increased to 3,000,000 in August 2023. As of December 31, 2024, there were 2,314,002 ordinary shares available for issuance under the ESPP.

Share-Based Compensation Expense

Share-based compensation expense for the years ended December 31, 2024, 2023, and 2022 is classified as operating expenses in the consolidated statements of operations and comprehensive loss as follows:

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands)
Research and development expenses	$6,332	$4,617	$7,467
General and administrative expenses	6,809	5,178	9,727
Total share-based compensation expense	$13,141	$9,795	$17,194

Of the total share-based compensation expense recorded for the years ended December 31, 2024, 2023, and 2022, $0.3 million, $0.2 million, and less than $0.1 million, respectively, were related to non-employee option grants, specifically the Verdine Scientific Advisory Grant, and all of the related expense is included in research and development expenses on the consolidated statements of operations and comprehensive loss.

8. LEASES

Lease Arrangements

The Company enters into lease arrangements for its facilities. A summary of the arrangements is as follows:

Operating Leases

Lexington

On September 26, 2016, and as amended on December 31, 2016, the Company entered into a 10 year and 9-month lease, which includes two successive five-year renewal options, for its facility in Lexington, Massachusetts, which the Company uses primarily for its current good manufacturing practices (“cGMP”) manufacturing, as well as for additional laboratory and office space. As there is not reasonable certainty that the renewal options will be exercised, the lease liabilities and the right-of-use assets pertaining to the Lexington Lease do not account for the two successive five-year renewal options. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. As required under the terms of the lease agreement, the Company has placed restricted cash of approximately $2.8 million and $2.7 million in a separate bank account as of December 31, 2024 and 2023, respectively.

Cambridge

In April 2015, the Company entered into a lease agreement for an office and laboratory facility in Cambridge, Massachusetts (the “Cambridge Lease”), which commenced in October 2015 with a term of 7.5 years with a five-year renewal option to extend the lease. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. As required under the terms of the lease agreement, the Company has placed restricted cash of $1.0 million in a separate bank account as of December 31, 2024 and 2023.

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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands)
Lease cost
Operating lease cost	$7,365	$7,365	$6,458
Variable lease cost	2,998	2,798	2,508
Total lease cost	$10,363	$10,163	$8,966

Other information
Operating cash flows used for operating leases	$9,311	$8,655	$7,226
Increase in operating right-of-use assets	$—	$—	$12,006
Operating lease liabilities arising from obtaining right-of-use assets	$—	$—	$12,006
Weighted average remaining lease term	3 years	4 years	5 years
Weighted average discount rate	9.2%	9.2%	9.2%

Future minimum lease payments under the Company’s non-cancelable operating leases as of December 31, 2024, are as follows:

As of December 31, 2024
(in thousands)
2025	9,591
2026	9,584
2027	8,987
2028	886
2029 and thereafter	-
Total lease payments	$29,048
Less: imputed interest	(3,644)
Total operating lease liabilities	$25,404

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

10. NET LOSS PER ORDINARY SHARE

In connection with the September 2024 Offering, the Company sold 1,875,023 2024 Pre-Funded Warrants, which are included in the total vested and exercisable pre-funded warrants (the 2022 Pre-Funded Warrants and the 2024 Pre-Funded Warrants are referred to together as the “Pre-Funded Warrants”). As of December 31, 2024 and 2023, there were 8,968,679 and 7,093,656, respectively, vested and exercisable Pre-Funded Warrants outstanding to purchase ordinary shares for the exercise price of $0.0001 per share, provided that, unless and until the Company obtains shareholder approval for the issuance of the shares underlying the Pre-Funded Warrants, a holder will not be entitled to exercise any portion of any Pre-Funded Warrant, which, upon giving effect to such exercise, would cause (i) the aggregate number of our ordinary shares beneficially owned by the holder (together with its affiliates) to exceed, depending on the terms of the applicable Pre-Funded Warrants and in certain cases at the election of the holder, either 4.99%, 9.99% or 19.99% of the number of our ordinary shares outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed, depending on the terms of the applicable Pre-Funded Warrants and in certain cases at the election of the holder, either 4.99%, 9.99% or 19.99% of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the applicable Pre-Funded Warrants. The Pre-Funded Warrants are included in the weighted-average shares outstanding used in the calculation of basic net loss per share as the exercise price is negligible and the warrants are fully vested and exercisable.

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

The table below sets forth the computation of the Company’s basic and diluted net loss attributable to ordinary shareholders:

	Year Ended December 31,
	2024	2023	2022
	(in thousands except share and per share data)
Numerator:
Net loss attributable to ordinary shareholders	$(97,008)	$(57,513)	$(161,823)
Denominator:
Weighted-average ordinary shares outstanding	138,277,468	106,097,268	78,855,810
Net loss per share, basic and diluted	$(0.70)	$(0.54)	$(2.05)

The following potential ordinary shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2024	2023	2022
Options to purchase ordinary shares	19,453,131	14,107,710	9,682,054
RSUs	832,043	637,557	934,342

11. INCOME TAXES

The components of loss before income taxes were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Singapore	$(4,202)	$(7,441)	$(8,714)
Rest of world	(92,806)	(50,749)	(152,428)
Loss before income taxes	$(97,008)	$(58,190)	$(161,142)

During the years ended December 31, 2024, 2023, and 2022, the Company recorded no income tax benefit or provision, an income tax benefit of $0.7 million, and an income tax provision of $0.7 million, respectively. The income tax benefit for the year ended December 31, 2023 was due to a change in estimate in connection with U.S. tax guidance relating to the capitalization of research and development expenditures. The income tax provision for the year ended December 31, 2022 was primarily due to the requirement under the Tax Cuts and Jobs Act of 2017 for taxpayers to capitalize and amortize research and development expenditures over five or fifteen years pursuant to Section 174 of the Internal Revenue Code of 1986, as amended (the “Code”).

The components of the benefit (provision) for income taxes were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Current benefit (provision) for income taxes:
Singapore	$—	$—	$—
Rest of world	—	677	(681)
Total current benefit (provision) for income taxes	$—	$677	$(681)
Deferred benefit for income taxes:
Singapore	$—	$—	$—
Rest of world	—	—	—
Total deferred benefit (provision) for income taxes	$—	$—	$—
Total benefit (provision) for income taxes	$—	$677	$(681)

A reconciliation of the Singapore statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Singapore statutory income tax rate	17.0%	17.0%	17.0%
Federal and state tax credits	9.8	11.5	3.3
Permanent differences	(3.1)	—	0.1
Changes in reserves for uncertain tax positions	(6.0)	(2.8)	0.4
Foreign rate differential	7.2	7.4	8.8
Tax rate change	(2.2)	0.4	—
Return to provision	0.9	4.4	(0.9)
Other	(0.4)	0.1	(0.1)
Change in deferred tax asset valuation allowance	(26.0)	(36.1)	7.3
Deferred tax adjustments	2.8	(0.7)	(36.3)
Effective income tax rate	0.0%	1.2%	(0.4)%

The components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$177,639	$172,547
Federal and state tax credits	15,800	8,155
Share-based compensation	8,649	7,512
Accumulated amortization	578	694
Operating lease liabilities	6,626	8,775
Deferred revenue	8,836	10,716
Capitalized research and development	54,035	41,239
Accumulated depreciation	3,873	3,508
Other	942	237
Total deferred tax assets	276,978	253,383
Valuation allowance	(272,313)	(247,193)
Net deferred tax assets	4,665	6,190
Deferred tax liabilities:
Operating lease right-of-use assets	(4,661)	(6,185)
Other	(4)	(5)
Total deferred tax liabilities	(4,665)	(6,190)
Net deferred tax assets (liabilities)	$—	$—

A roll-forward of the valuation allowance for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Balance at beginning of year	$247,193	$226,273
Increase in valuation allowance	25,169	20,969
Effect of foreign currency translation	(49)	(49)
Balance at end of year	$272,313	$247,193

As of December 31, 2024, the Company had federal net operating loss carryforwards in the United States of $313.7 million, of which $312.9 million may be available to offset future U.S. federal taxable income indefinitely, while $0.8 million of carryforwards may offset future U.S. federal taxable income through 2037. As of December 31, 2024, the Company had U.S. state net operating loss carryforwards of $64.9 million available to offset future U.S. state taxable income that will begin to expire in 2038. As of December 31, 2024 and 2023, the Company had U.S. federal research and development tax credit carryforwards of approximately $11.2 million and $6.1 million, respectively, available to offset future U.S. federal income taxes and will begin to expire in 2042. As of December 31, 2024 and 2023, the Company had U.S. state research and development tax credit carryforwards of approximately $4.8 million and $2.6 million, respectively, available to offset future U.S. state income taxes and will begin to expire in 2037. As of December 31, 2024, the Company had a U.S. orphan drug credit carryforward of $0.8 million available to offset future U.S. federal income taxes that will begin to expire in 2042.

As of December 31, 2024 and 2023, the Company had net operating loss carryforwards in Japan of $0.7 million and $1.4 million, respectively, which may be available to offset future Japan taxable income and begin to expire in 2025.

As of December 31, 2024 and 2023, the Company had net operating loss carryforwards in Singapore of $132.7 million and $122.0 million, respectively, which may be available to offset future Singapore taxable income and can be carried forward indefinitely.

As of December 31, 2024 and 2023, the Company had net operating loss carryforwards in the United Kingdom (“UK”) of $339.5 million and $335.7 million, respectively, which may be available to offset future UK taxable income and can be carried forward indefinitely.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets. As of December 31, 2024, management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets in all jurisdictions. Accordingly, a full valuation allowance has been established against the Company's deferred tax assets as of December 31, 2024.

The valuation allowance increased by $25.1 million in 2024. The increase in the valuation allowance for 2024 was primarily a result of operating losses generated with no corresponding financial statement benefit. The Company may release this valuation allowance when management determines that it is more-likely-than-not that the deferred tax assets will be realized. Any release of valuation allowance will be recorded as a tax benefit either increasing net income or decreasing net loss.

The Company’s reserves related to income taxes and its accounting for uncertain tax positions are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more-likely-than-not to be realized following resolution of any potential contingencies present related to the tax benefit.

A summary of activity in the Company’s gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	2024	2023	2022
	(in thousands)
Unrecognized tax benefit at the beginning of the year	$15,790	$13,945	$19,864
Tax positions related to prior years	2,091	114	(7,320)
Tax positions related to the current year	2,917	1,731	1,401
Unrecognized tax benefit at the end of the year	$20,798	$15,790	$13,945

As of December 31, 2024 and 2023, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was $20.8 million and $15.8 million, respectively. At December 31, 2024, none of the net unrecognized tax benefits would affect the Company’s effective tax rate due to the Company's full valuation allowance.

The Company anticipates that $2.6 million of the total unrecognized tax benefits at December 31, 2024 will decrease within the next twelve months due to certain tax return filings.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by various tax authorities in the United States, Japan, Singapore and the United Kingdom. Tax years from 2021 to the present are still open to examination in the United States, from 2019 to the present in Japan, from 2020 to the present in Singapore and from 2023 to the present in the United Kingdom. To the extent that the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the tax authorities to the extent utilized in a future period.

As of December 31, 2024 and 2023, $37.8 million and $23.9 million, respectively, of cash and cash equivalents were held by the Company’s subsidiaries outside of Singapore. The Company does not provide for Singapore income tax or withholding taxes on the outside basis differences, including foreign unremitted earnings of its subsidiaries as they are permanently reinvested. If the Company decides to change its indefinite reversal assertion in the future, the Company may be required to record deferred taxes. Because of the complexity of Singapore and the rest-of-the-world tax rules applicable to the method of recovery of the investment in its subsidiaries, including distribution of earnings from its subsidiaries to Singapore, the determination of the unrecognized deferred tax liability is not practicable.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards in the United States may be subject to a substantial annual limitation under Section 382 of the Code, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the shares of a corporation by more than 50% over a three-year period. The Company has completed Section 382 studies to assess whether there have been ownership changes since its formation through 2022. The results of the studies indicated that the Company experienced ownership changes as defined by Section 382 of the Code, and, as such, the Company has adjusted its net operating losses and research and development credit carryforwards to reflect the limitations as a result of such ownership changes. Should one or more ownership changes occur in the future, the Company’s ability to utilize its net operating losses and research and development credit carryforwards may be further limited.

12. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) retirement and savings plan (the “401(k) Plan”) covering employees of Wave USA. The 401(k) Plan allows employees to make contributions up to the maximum allowable amount set by the Internal Revenue Service. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. The Company made contributions of $1.7 million and $1.4 million in the years ended December 31, 2024 and 2023, respectively.

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
•
In April 2023, the Company engaged Shin Nippon Biomedical Laboratories Ltd. (“SNBL”), one of the Company’s shareholders, to provide approximately $2.8 million in certain NHPs contract research services to the Company. During the years ended December 31, 2024 and 2023, the Company made payments of $0.9 million and $1.4 million, respectively, to SNBL. Through December 31, 2024, the Company has paid $2.3 million to SNBL for the aforementioned NHP contract research services.

14. SEGMENT INFORMATION

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the CODM in deciding how to allocate resources to an individual segment and in assessing performance. The Company operates as a single reporting segment, focused on developing its proprietary RNA medicines platform, PRISM, to develop and commercialize a broad pipeline of RNA medicines in a variety of therapeutic areas. Consistent with our operational structure, our CEO, as the CODM, manages and allocates resources on a consolidated basis at the global corporate level. The results of our operations are reported on a consolidated basis for purposes of segment reporting. The CEO uses consolidated net loss that is reported on the consolidated statements of operations and comprehensive loss for the purposes of assessing performance, allocating resources and planning, monitoring budget versus actual results, and forecasting future periods.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company's single reporting segment. A reconciliation to consolidated operating expenses as our single segment operating loss for the years ended December 31, 2024, 2023, and 2022 is included in the table below:

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands)
Research and development expenses:
AATD program	$11,666	$8,453	$3,763
DMD programs	15,536	7,808	2,610
HD programs	11,790	13,086	7,952
Other research and development expenses(1), including INHBE, RNA editing, PRISM, others	119,976	91,617	89,992
ALS and FTD programs (discontinued)	714	9,045	11,539
Total research and development expenses	159,682	130,009	115,856
General and administrative expenses	59,023	51,292	50,513
Total operating expenses	$218,705	$181,301	$166,369

(1) Includes expenses related to other research and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses, and other operating expenses, which are not allocated to specific programs.