Form 10-K/A
period 2024-12-31
Wave Life Sciences Ltd.
filed 2025-04-29
CIK 1631574

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

The number of outstanding ordinary shares of the registrant as of March 31, 2025 was 154,089,713.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Wave Life Sciences Ltd. (the “Company,” “we,” “our,” “us” or “Wave”) for the fiscal year ended December 31, 2024, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2025 (the “Original 10-K”). The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was intentionally omitted from Part III of the Original 10-K. In addition, this Amendment amends Item 15 of Part IV of the Original 10-K to update the exhibit list and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the dates described in the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-K, as information in such filings may update or supersede certain information contained in this Amendment. As used in this Amendment, unless otherwise stated or the context otherwise indicates, references to “Wave,” the “Company,” “we,” “our,” “us” or similar terms refer to Wave Life Sciences Ltd. and our wholly owned subsidiaries.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, that relate to future events or to our future operations or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. Forward-looking statements include statements, other than statements of historical fact, about, among other things: our ability to fund our future operations; our financial position, revenues, costs, expenses, uses of cash and capital requirements; our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements; the success, progress, number, scope, cost, duration, timing or results of our research and development activities, preclinical studies and clinical trials, including the timing for initiation or completion of or availability of results from any preclinical studies and clinical trials or for submission, review or approval of any regulatory filing; the timing of, and our ability to, obtain and maintain regulatory approvals for any of our product candidates; the potential benefits that may be derived from any of our product candidates; our strategies, prospects, plans, goals, expectations, forecasts or objectives; the success of our collaborations with third parties; any payment that our collaboration partners may make to us; our ability to identify and develop new product candidates; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy; our ability to develop sales and marketing capabilities; our estimates regarding future expenses and needs for additional financing; our ability to identify, recruit and retain key personnel; our financial performance; developments and projections relating to our competitors in the industry; our liquidity and working capital requirements; the expected impact of new accounting standards; the impact of tariffs on our business and operations; and our expectations regarding the impact of any local and global health epidemics on our business, including our research and development activities, preclinical studies and clinical trials, supply of drug product, and our workforce.

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Amendment, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ. These risks, uncertainties and other factors include, among other things, our critical accounting policies; the ability of our preclinical studies to produce data sufficient to support the filing of global clinical trial

i

applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results and timing of our programs, which may not support further development of our product candidates; actions of regulatory agencies, including the recent workforce reductions implemented at various U.S. regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our effectiveness in managing current and future clinical trials and regulatory processes; the success of our platform in identifying viable candidates; the continued development and acceptance of nucleic acid therapeutics as a class of drugs; our ability to demonstrate the therapeutic benefits of our stereopure candidates in clinical trials, including our ability to develop candidates across multiple therapeutic modalities; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to fund our operations and to raise additional capital as needed; competition from others developing therapies for similar uses; and any impacts on our business as a result of or related to any local and global health epidemics, the conflict involving Russia and Ukraine, the conflict in the Middle East, global economic uncertainty, trade wars, volatility in inflation, volatility in interest rates or market disruptions on our business, as well as other risks and uncertainties under the “Risk Factors” section of the Original 10-K and in other filings we make with the SEC.

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

Set forth below are the names of our directors, their ages as of March 31, 2025, their offices in our Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which they hold or have held directorships during the past five years. In addition, information about the specific experience, qualifications, attributes or skills that led to our Board’s conclusion at the time of filing of this Amendment that each person listed below should serve as a director, is set forth below:

Name	Age	Position/Title
Paul B. Bolno, M.D., MBA	51	President, Chief Executive Officer and Director
Christian Henry	57	Chair of the Board
Mark H. N. Corrigan, M.D.	67	Director
Peter Kolchinsky, Ph.D.	48	Director
Adrian Rawcliffe	52	Director
Ken Takanashi	60	Director
Aik Na Tan	54	Director
Gregory L. Verdine, Ph.D.	65	Director
Heidi L. Wagner, J.D.	60	Director

Paul B. Bolno, M.D., MBA has served as our President and Chief Executive Officer since December 2013 and as a director since April 2014. Since May 2020, Dr. Bolno has served as Chairman of the Scientific Advisory Group for the Nucleic Acid Therapy Accelerator (NATA) in the United Kingdom, and since December 2024, as Chairman of the Board of Directors to ExpressionEdits, a privately-held biotechnology company. From June 2020 through March 2024, Dr. Bolno served on the board of directors of SQZ Biotechnologies, a publicly-traded life sciences company that was acquired by STEMCELL Technologies Canada Acquisitions, Inc. in March 2024. Prior to joining us, he served at GlaxoSmithKline plc from 2009 to 2013 in various roles, including Vice President, Worldwide Business Development—Head of Asia BD and Investments, Head of Global Neuroscience BD, a director of Glaxo Welcome Manufacturing, Pte. Ltd. in Singapore and Vice President, Business Development for the Oncology Business Unit, where he helped establish GlaxoSmithKline’s global oncology business and served as a member of the Oncology Executive Team, Oncology Commercial Board and Cancer Research Executive Team. Prior to GlaxoSmithKline, he served as director of Research at Two River LLC, a health care private equity firm from 2004 to 2009. Dr. Bolno earned a medical degree from MCP-Hahnemann School of Medicine and an M.B.A. from Drexel University. He was a general surgery resident and cardiothoracic surgery postdoctoral research fellow at Drexel University College of Medicine. We believe that Dr. Bolno’s experience serving as our President and Chief Executive Officer since 2013, his medical degree and clinical training in cardiothoracic surgery, his business degree and experience evaluating life sciences companies in healthcare private equity, and his extensive business development and operating experience working in various roles at one of the world’s largest global healthcare companies qualify him to serve on our Board.

Christian Henry has served as a director since November 2016, and as Chair of our Board since October 2017. Mr. Henry currently serves as the President and Chief Executive Officer of Pacific Biosciences, a publicly traded life sciences company, a position he has held since September 2020, and has also served on its board of directors since 2018. Mr. Henry has served on the board of directors of Ginkgo Bioworks, a publicly-traded synthetic biology company, since 2016, and previously served on the board of directors CM Life Sciences III Inc., a publicly-traded special purpose acquisition company, from April 2021 through December 2021. Mr. Henry served as Executive Vice President & Chief Commercial Officer of Illumina, Inc. from 2015 through January 2017, and previously served as Senior Vice President & Chief Commercial Officer from 2014 to 2015, Senior Vice President & General Manager Genomic Solutions from 2012 to 2014, Senior Vice President, Chief Financial Officer & General Manager Life Sciences from 2010 to 2012, Senior Vice President, Corporate Development & Chief Financial Officer from 2009 to 2010, Senior Vice President & Chief Financial Officer from 2007 to 2009, and Vice President & Chief Financial Officer from 2005 to 2006. Prior to joining Illumina, Inc., Mr. Henry served as the Chief Financial Officer of Tickets.com, Inc. from 2003 to 2005. From 1999 to 2003, Mr. Henry served as Vice President, Finance & Corporate Controller of Affymetrix, Inc. (acquired by Thermo Fisher Scientific in 2016). In 1997, Mr. Henry joined Nektar

Therapeutics (formerly Inhale Therapeutic Systems, Inc.), as Corporate Controller, and later as its Chief Accounting Officer from 1997 to 1999. In 1996, Mr. Henry served as General Accounting Manager of Sugen, Inc. Mr. Henry began his career in 1992 at Ernst & Young LLP, where he was a Senior Accountant through 1996. Mr. Henry earned his B.A. in biochemistry and cell biology from the University of California, San Diego, and his M.B.A., with a concentration in finance, from the University of California, Irvine. We believe he is qualified to serve on our Board and as our Chair because of his proven strengths in corporate strategy, finance and operations, along with his extensive experience leading various functions at one of the largest and most innovative genetic healthcare companies, and his experience as a board member, board committee member and chief executive officer of publicly-traded life sciences companies.

Mark H. N. Corrigan, M.D. has served as a director since September 2019. Dr. Corrigan currently serves on the board of directors of Silver Creek Pharmaceuticals, Inc. and AstronauTx LLC, both privately-held companies. Dr. Corrigan also serves as a Strategic Advisor to Ceretype Neuromedicine. Dr. Corrigan served as a member of the board of directors of Nabriva Therapeutics plc, a publicly traded commercial-stage biopharmaceutical company, from June 2021 to December 2023, and previously served on its board of directors from June 2017 to May 2020. Dr. Corrigan also served as chairman of the board of directors of Elios Therapeutics, LLC, a privately-held development-stage immuno-oncology company. Dr. Corrigan served as the Chief Executive Officer of Correvio Pharma Corp. (“Correvio”), from March 2019 to May 2020. Prior to joining Correvio, Dr. Corrigan was President of Research and Development at Tremeau Pharmaceuticals (of which he is also a co-founder) from 2016 to March 2019. Dr. Corrigan served as President and Chief Executive Officer of Zalicus, Inc. (formerly CombinatoRx) from 2010 to 2014. Prior to that time, from 2003 to 2009, Dr. Corrigan held the role of Executive Vice President, Research and Development at Sepracor Inc. From 2000 to 2003, Dr. Corrigan served as Group Vice President, Clinical Research & Experimental Medicine at Pharmacia Corporation. Prior to this, Dr. Corrigan held various roles at The Upjohn Company, The University of North Carolina, and the National Institute of Mental Health Center for Psychoneuroendocrinology in Adults and Children at Dorthea Dix Hospital. Dr. Corrigan previously served as a member of the board of directors of Avanir Pharmaceuticals, Inc., CoLucid Pharmaceuticals, Inc., Correvio Pharma Corp., and Cubist Pharmaceuticals, Inc. Dr. Corrigan holds an M.D. from the University of Virginia and received specialty training in psychiatry at Maine Medical Center and Cornell University. He received a Bachelor of Arts in Psychology from the University of Virginia. We believe he is qualified to serve on our Board because of his extensive experience working with clinical-stage, publicly-traded biopharmaceutical companies as a board member, board committee member and chief executive officer, his medical degree and clinical training in psychiatry, and his clinical and regulatory expertise.

Peter Kolchinsky, Ph.D. has served as a director since January 2015. Dr. Kolchinsky is a founder and Managing Partner of RA Capital, a multi-stage investment manager which is dedicated to evidence-based investing in healthcare and life science companies that are developing drugs, medical devices, diagnostics, services and research tools, where he has worked since 2001. RA Capital is the investment manager of RA Capital Healthcare Fund, L.P. Dr. Kolchinsky has served as a member of the board of directors of ARS Pharmaceuticals Inc., a publicly-traded biopharmaceutical company, since August 2021, in addition to serving as a member of the board of directors of a number of privately-held companies. Dr. Kolchinsky previously served as a member of the board of directors of Forma Therapeutics Holdings, Inc., from December 2019 through October 2022, Dicerna Pharmaceuticals, Inc., from July 2013 to December 2019, Icosavax, Inc. from July 2021 to December 2023, Research Alliance Corporation I from April 2020 to June 2021, Research Alliance Corporation II from July 2020 to December 2022, and Synthorx, Inc., from May 2018 to January 2020, all of which were publicly-traded biopharmaceutical companies. Dr. Kolchinsky also leads RA Capital’s engagement and publishing efforts, which aim to make a positive social impact and spark collaboration among healthcare stakeholders, including patients, physicians, researchers, policymakers, and industry. He served on the Board of Global Science and Technology for the National Academy of Sciences from 2009 to 2012, is the author of “The Great American Drug Deal” and “The Entrepreneur’s Guide to a Biotech Startup”, and frequently writes and speaks on the future of biotechnology innovation. Dr. Kolchinsky earned his Ph.D. in virology from Harvard University and earned his bachelor’s degree in Biology from Cornell University. We believe he is qualified to serve on our Board because of his scientific acumen, his strong reputation as a thought leader in the life sciences industry, his extensive experience investing in and forming, building and growing life sciences companies and mentoring their management teams, as well as his experience as an institutional investor and his experience serving as a board member, board committee member, and board observer of various publicly-traded and privately-held healthcare and life science companies.

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

Gregory L. Verdine, Ph.D. is one of our founders and has served as a director since July 2013. He was our President, Chief Executive Officer and Chief Scientific Officer from our inception through December 2013 and served as Chairman of our Board from July 2013 through September 2017. Since 1989, Dr. Verdine has served as the Erving Professor of Chemistry in the Department of Stem Cell and Regenerative Biology and the Department of Chemistry and Chemical Biology at Harvard University and Harvard Medical School; he is now Erving Professor of Chemistry, Emeritus. Dr. Verdine co-founded the non-profit Gloucester Marine Genomics Institute and Gloucester Biotechnology Academy in 2013 and served as the Founding President until 2016. He is the co-founder of Parabilis Medicines (formerly Fog Pharmaceuticals Inc.), a privately-held company, and served as President and Chief Executive Officer of the company from October 2015 to June 2023 and Vice Chairman of the Board of Directors from June 2023 to June 2024. He is also President and Chief Executive Officer and serves on the board of directors of LifeMine Therapeutics Inc., a privately-held company. Since August 2024, Dr. Verdine has served as Executive Chair at Biggie Bio, LLC and as sole Director of wholly-owned subsidiary VidaVinci, Inc., both privately held companies.. Dr. Verdine also serves as Managing General Partner of LoLa Capital Partners, a new modality venture capital fund. He is also the founder of Warp Drive Bio (merged with Revolution Medicines, Inc. (Nasdaq: RVMD)) and served in various roles, from Chief Scientific Officer to Chief Executive Officer, from the company’s inception in 2012 until April 2016. Dr. Verdine founded Enanta Pharmaceuticals and served as a member of its board of directors from 1990 through its initial public offering in 2013. He has served as a Venture Partner at WuXi Healthcare Ventures, AppleTree Ventures, TPG Biotech and Third Rock Ventures, and he is currently a Venture Partner at Andreessen Horowitz. He has served on the Board of Scientific Counselors of the National Cancer Institute, and on the Board of Scientific Consultants of the Memorial Sloan Kettering Cancer Center, and was a Senior Advisor to Shin Nippon Biomedical Laboratories Ltd, Hofmann La Roche, Pfizer and Merck. Dr. Verdine is also a co-founder of Eleven Biotherapeutics, Tokai Therapeutics, Aileron Therapeutics, and Gloucester Pharmaceuticals (acquired by Celgene in 2010). He has also served as a director of the Chemical Biology Initiative and the Program in Cancer Chemical Biology at the Dana-Farber Cancer Institute. Dr. Verdine received his Ph.D. in Chemistry from Columbia University and completed postdoctoral work in Molecular Biology at the Massachusetts Institute of Technology and Harvard Medical School. We believe he is qualified to serve on our Board because of his expertise and deep knowledge of our technology as one of our co-founders, his vast expertise in new modality therapeutics, including as a co-inventor of the core Wave Life Sciences stereochemistry technology and leading expert in the field of stereopure oligonucleotide therapeutics, and his long track record of founding, advising and leading multiple successful biopharmaceutical companies.

Heidi L. Wagner, J.D. has served as a director since September 2019. Ms. Wagner currently serves as Global Head of Government Affairs at ElevateBio, LLC, a privately-held biopharmaceutical company, a position she has held since March 2023. Ms. Wagner served as Senior Vice President, Government Affairs and Policy at Global Blood Therapeutics, Inc., from 2018 through January 2021. Prior to joining Global Blood Therapeutics, Ms. Wagner served as Senior Vice President, Global Governmental Affairs and a member of the Executive Committee at Alexion Pharmaceuticals, Inc. from 2012 to 2018, and as Vice President, Global Government Affairs from 2009 to 2012. Ms. Wagner held the role of Senior Director of Government Affairs at Genentech, Inc. from 2000 to 2009, and as Director, Government Affairs from 1998 to 1999. Prior to that time, she served as Health Policy Director and Consultant at Healthcare Leadership Council, and in various roles at Epstein Becker & Green and Groom & Nordberg, and the U.S. House of Representatives. Ms. Wagner currently serves as a member of the board of directors of the Lieber Institute for Brain Development, and as an advisory board member of the University of Colorado, College of Media, Communication and Information. Ms. Wagner also serves as a member of the board of directors and as a Trustee for the University of Colorado Foundation. From 2015 to 2018, she also served as a member of the board of directors of the European Confederation of Pharmaceutical Entrepreneurs. Ms. Wagner earned a J.D. from George Mason University School of Law and received a Bachelor of Science in Journalism and Mass Communication from the University of Colorado. We believe she is qualified to serve on our Board because of her enterprise leadership experience and her extensive experience as a government affairs executive driving strategy for government policy, pricing, reimbursement and patient access for various biopharmaceutical companies, including leading the pricing and reimbursement strategy, and implementing the global compliance programs for leading rare disease biopharmaceutical organizations.

Committees of the Board of Directors and Meetings

Meeting Attendance. During the fiscal year ended December 31, 2024, our Board held four meetings, and the various committees of the Board met a total of 18 times. No director attended fewer than 75% of the total number of meetings of the Board and of committees of the Board on which such director served during 2024. The Board has adopted a policy under which our directors make reasonable efforts to attend our annual general meetings of shareholders. As a Singapore company, we are required to prepare annual Singapore statutory audited financial statements (our “second annual audit”) and to deliver them to our shareholders in connection with our annual general meetings of shareholders. Our second annual audit can only be conducted following our first annual audit, which requires our preparation and filing of annual U.S. generally accepted accounting principles (GAAP) audited consolidated financial statements with the SEC. As a result, these multiple audits do not allow us to schedule our quarterly board meetings at the same time as our annual general meetings of shareholders and we typically hold our annual general meetings during the summertime.

Audit Committee. Our Audit Committee held seven meetings during the fiscal year ended December 31, 2024. Our Audit Committee currently has four members: Mr. Rawcliffe (Chair), Dr. Corrigan, Mr. Henry, and Ms. Tan. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the responsibility to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee’s enumerated role and responsibilities include the review of annual financial statements and oversight of data privacy and cybersecurity matters, consideration of matters relating to accounting policy and internal controls, and review of the scope of annual audits.

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

Compensation Committee. Our Compensation Committee met four times during the fiscal year ended December 31, 2024. The Compensation Committee currently has three members: Mr. Henry (Chair), Mr. Rawcliffe, and Ms. Wagner. Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and include reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our 2021 Equity Incentive Plan, as amended on August 6, 2024, our 2014 Equity Incentive Plan, as amended, and our 2019 Employee Share Purchase Plan, as amended. The Compensation Committee is responsible for determining the compensation of our executive officers.

Each member of the Compensation Committee qualifies as independent under the definition promulgated by The Nasdaq Stock Market.

The Compensation Committee’s written charter is publicly available on our website at www.wavelifesciences.com.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee met four times during the fiscal year ended December 31, 2024. The Nominating and Corporate Governance Committee currently has three members: Ms. Wagner (Chair), Mr. Takanashi and Dr. Corrigan. The Nominating and Corporate Governance Committee’s role and responsibilities are set forth in the Nominating and Corporate Governance Committee’s written charter and include evaluating and making recommendations to the full Board as to the size and composition of the Board and its committees, evaluating and making recommendations as to potential candidates, and evaluating current Board members’ performance, and overseeing our practices related to human capital management.

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

• Nominees shall not be discriminated against on the basis of race, religion, national origin, sex, sexual orientation, disability or any other basis proscribed by law. Diversity of thought, background and experience on our Board is highly valued and is actively considered in the nomination process as well as in the Board’s annual performance evaluation.

• Nominees should generally be able to serve for at least five years before reaching the age of 70.

The Nominating and Corporate Governance Committee strives to achieve a balance of backgrounds, perspectives, and experiences on the Board and its committees. We believe that our current Board represents diversity of thought, background and most importantly, experience, which has and continues to serve us well as we grow and have transitioned from a preclinical to clinical-stage company and now to a late-stage development and commercial company. The Board and management seek out highly qualified candidates with diverse backgrounds, skills and experiences as part of each search they conduct for qualified directors and executive officers, respectively.

The Nominating and Corporate Governance Committee’s written charter and our Corporate Governance Guidelines, which set forth our nominee requirements, are publicly available on our website at www.wavelifesciences.com.

Research and Development Committee. Our Research and Development Committee met three times during the fiscal year ended December 31, 2024. The Research and Development Committee currently has three members: Drs. Corrigan (Chair), Kolchinsky and Verdine. Our Research and Development Committee’s role and responsibilities are set forth in the Research and Development Committee’s written charter and generally include assisting us in evaluating research, development and technology (“R&D”) issues and decisions; reviewing and providing feedback to our R&D management on our current and planned R&D programs and initiatives;

serving as a sounding board for our R&D organization on research and development matters; and identifying and discussing with the Board significant emerging scientific and clinical issues and trends.

Procedures by which Shareholders may Nominate Directors

The Nominating and Corporate Governance Committee shall review and evaluate information available to it regarding candidates proposed by shareholders and shall apply the same criteria, and shall follow substantially the same process in considering them, as it does in considering other candidates. The factors generally considered by the Nominating and Corporate Governance Committee are set out in our Corporate Governance Guidelines, which are publicly available on our website at http://ir.wavelifesciences.com/ under the heading “Corporate Governance.” If a shareholder wishes to nominate a candidate to be considered by the Nominating and Corporate Governance Committee for election as a director at our 2026 Annual General Meeting of Shareholders, it must give timely notice of the nomination in writing to our General Counsel not less than 45 days prior to the date that is one year following the date on which we first mail our proxy statement relating to our 2025 Annual General Meeting of Shareholders (the “2025 AGM”). All shareholder proposals should be marked for the attention of General Counsel, Wave Life Sciences Ltd., 733 Concord Avenue, Cambridge, MA 02138.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee during the last fiscal year (which included Mr. Henry (Chair), Mr. Rawcliffe, and Ms. Wagner) was an officer or employee of our Company. During the last fiscal year, none of our executive officers served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.

Familial Relationships

There are no familial relationships between any of our executive officers and directors.

Board Leadership Structure and Role in Risk Oversight

The positions of Chair of the Board and Chief Executive Officer of Wave are presently separate. We believe that separating these positions allows our Chief Executive Officer to focus on our day-to-day business operations and strategy, while allowing our Chair of the Board to lead the Board in its fundamental role of providing advice to, and independent oversight of, management. Our Board recognizes the time, effort and energy that the Chief Executive Officer is required to devote to their position in the current business environment, as well as the commitment required to serve as our Chair, particularly as the Board’s oversight responsibilities continue to grow. Our Board also believes that this structure ensures a greater role for the independent directors in the oversight of Wave and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our Board. The Board retains the authority to modify this leadership structure as and when appropriate to best address our unique circumstances at any given time and to serve the best interests of our shareholders.

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

Insider Trading Policy

We have adopted a policy regarding trading by Company Personnel in our securities (the “Insider Trading Policy”) that applies to all “Company Personnel,” which includes our Board, officers, employees, consultants, contractors, and certain other covered persons of our Company and our subsidiaries. Our Insider Trading Policy governs the purchase, sale, and/or other disposition of our securities by all Company Personnel and is designed to promote compliance with insider trading laws, rules, and regulations and any applicable listing standards. The overarching requirement of our Insider Trading Policy is that all transactions in our securities by Company Personnel must be conducted pursuant to Rule 10b5-1 trading plans.

Although we have not adopted a formal policy governing the purchase, sale, and/or other disposition of our securities by the Company, as part of the oversight of risk, our Board, or one or more of its committees, approves any transaction, plan or arrangement by or with the Company with respect to our securities on a case-by-case basis, and as part of their procedures to review and approve any such transaction, plan or arrangement, our Board or committee consults with legal counsel to ensure compliance with applicable insider trading laws, rules and regulations, and listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to our Original 10-K.

Shareholder Communications to the Board

Generally, shareholders who have questions or concerns or who wish to address questions regarding our business directly with the Board, or any individual director, should direct their questions in writing to InvestorRelations@wavelifesci.com. Communications will be distributed to the Board, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communications. Items that are unrelated to the duties and responsibilities of the Board may be excluded, such as junk mail and mass mailings, resumes and other forms of job inquiries, surveys and solicitations or advertisements. In addition, any material that is unduly hostile, threatening, or illegal in nature may be excluded, provided that any communication that is filtered out will be made available to any outside director upon request.

Executive Officers

Set forth below is information as of March 31, 2025 regarding our executive officers who are not also directors. We have employment agreements with our executive officers and all of our executive officers are at-will employees.

Name	Age	Title
Christopher Francis, Ph.D.	47	Senior Vice President, Corporate Development, Head of Emerging Areas
Kyle Moran, CFA	54	Chief Financial Officer
Chandra Vargeese, Ph.D.	63	Chief Technology Officer, Head of Platform Discovery Sciences

Christopher Francis, Ph.D. has served as our Senior Vice President, Corporate Development, Head of Emerging Areas since May 2017. During the period January 2017 to May 2017, Dr. Francis served as our Senior Vice President, Corporate Development & Portfolio Management. Prior to that, Dr. Francis served as our Vice President, Head of Business Development since April 2014. Prior to joining us, Dr. Francis held senior operational, strategic and business development roles within GlaxoSmithKline Oncology from 2009 to 2014 and was a member of the team that established GlaxoSmithKline’s Rare Disease Unit. Before GlaxoSmithKline, Dr. Francis was a health care private equity associate at Two River LLC from 2008 to 2009. Dr. Francis has served as a Member of the Investment Review Committee for WEHI Ventures in Australia since 2023. He began his career in pharmaceutical pricing and reimbursement consulting at IMS Health. Dr. Francis earned undergraduate and graduate degrees in Biochemistry and Molecular Biology from the University of Melbourne and was a doctoral research associate at the University of Cambridge.

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

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

In the paragraphs that follow, we have provided an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making those decisions. Following this section, you will find a series of tables containing specific information about the compensation earned or paid in the fiscal year ended December 31, 2024 to the following executive officers, who we will refer to throughout as our “named executive officers” or “NEOs”:

Name	Principal Position
Paul B. Bolno, M.D., MBA	President and Chief Executive Officer
Christopher Francis, Ph.D.	Senior Vice President, Corporate Development, Head of Emerging Areas
Kyle Moran, CFA	Chief Financial Officer
Chandra Vargeese, Ph.D.	Chief Technology Officer, Head of Platform Discovery Sciences

At our 2024 Annual General Meeting (“2024 AGM”), our shareholders approved, on an advisory basis, the compensation of the NEOs, as disclosed in the proxy statement for that meeting, pursuant to the compensation disclosure rules of the SEC. The proposal was supported by over 99% of the total votes cast. Our Compensation Committee reviewed the advisory vote results and, based on the strong level of support, determined that no significant changes to our executive compensation program were necessary for 2024. Our Compensation Committee will continue to monitor and evaluate our executive compensation program going forward in light of our shareholders’ views and our transforming business needs. Our Compensation Committee expects to continue to consider the outcome of our say-on-pay votes and our shareholders’ views when making future compensation decisions for the NEOs.

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

We aim for simplicity in our compensation program so that it is easy for our employees and our shareholders to understand the various components of the program and the incentives designed to drive our Company performance. The three key components of our executive compensation program are base salary, annual cash performance-based incentives and equity-based long-term incentive awards.

2024 Business Highlights

In 2024, we delivered on multiple key milestones across our pipeline, elucidating the potential of our best-in-class platform to advance transformative medicines. Highlights of our accomplishments and milestones that informed the annual cash performance-based incentive component of our executive compensation program are described below.

•
Obesity -- Executed our WVE-007 development strategy on time and on budget by delivering candidate selection for INHBE, submitting multiple clinical trial applications (CTAs) for our Phase 1 clinical trial for obesity (INLIGHT), preparing to initiate dosing in the INLIGHT trial in the first quarter of 2025 and to deliver proof-of-concept clinical data in 2025.
•
Alpha-1 antitrypsin deficiency -- Executed our WVE-006 development strategy on time and on budget by completing first patient cohort in RestorAATion-2; delivering proof-of-mechanism data from a single dose of WVE-006 in the RestorAATion-2 clinical trial of Pi*ZZ AATD patients, representing the first-ever clinical demonstration of RNA editing in humans; and completing multi-dosing of healthy volunteers in the top cohort of RestorAATion-1 at a dose level greater than those planned for any cohort of the RestorAATion-2 patient study.
•
Duchenne muscular dystrophy -- Executed our WVE-N531 development strategy on time and on budget by delivering positive interim results of Phase 2 FORWARD-53 trial that demonstrated highly consistent dystrophin expression, best-in-class muscle delivery, multiple indicators of improved muscle health, and safe and well-tolerated profile; all patients having elected to continue treatment in the planned extension portion with monthly dosing of WVE-N531; and preparations to deliver 48-week data and feedback from regulators on a pathway to accelerated approval in first quarter of 2025.
•
Huntington’s disease -- Executed our WVE-003 development strategy on time and on budget by delivering SELECT-HD multi-dose data for WVE-003 that demonstrated the first-ever allele-selective reduction in CSF mutant huntingtin (mHTT) protein and preservation of healthy, wild-type huntingtin (wtHTT) protein, as well as a statistically significant correlation between mHTT reduction and slowing of caudate atrophy. Received supportive initial feedback from FDA, who are receptive to and engaged with Wave regarding a potential pathway to accelerated approval.
•
Discovery pipeline – Advanced and announced three wholly owned GalNAc-AIMer programs that offer first-in-class approaches to address unmet needs in cardiometabolic diseases. These new programs include PNPLA3, which aims to use mRNA correction for those at high risk for a variety of liver diseases, and LDLR and APOB, which utilize first-in-class mRNA upregulation and mRNA correction (respectively) to achieve target LDL-c levels in heterozygous familial hypercholesterolemia patients.
•
GSK collaboration -- Advanced our strategic collaboration with GSK by advancing first two GSK collaboration programs following successful target validation and earning milestones in connection therewith. Both programs use Wave’s GalNAc-siRNA format, while the discovery collaboration continues to encompass all Wave modalities, including RNA editing.
•
Publications – Executed on publication strategy by publishing two new manuscripts, submitting an additional new manuscript and providing 28 oral presentations during 2024.

•
Resourced for sustainability -- Raised approximately $230 million in our September 2024 public offering, which was catalyzed by our delivery of positive interim data from our FORWARD-53 trial, thereby extending our cash runway into 2027.
•
Human capital -- Implemented a talent and culture strategy designed to support our organizational evolution, added key, critical, high-caliber talent throughout the organization, and maintained low employee turnover.
•
Fiscal responsibility -- Actively managed spend and delivered well beyond our 2024 corporate goals within our 2024 budget.

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

Role of Compensation Consultant

Our Compensation Committee has the authority to retain the services and obtain the advice of external advisors, including compensation consultants, legal counsel and other advisors to assist in the evaluation of executive officer compensation. Our Compensation Committee engaged Aon Consulting Inc. (“Aon”), through its Human Capital Solutions, a division of Aon plc., and an independent executive compensation consulting firm, to review our executive compensation policies and practices and to conduct an executive compensation market analysis.

For 2024, Aon reviewed and advised on all principal aspects of our executive compensation program, including:

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

Our Compensation Committee has assessed the independence of Aon consistent with The Nasdaq Stock Market listing requirements and has concluded that the engagement of Aon does not raise any conflicts of interest.

Peer Companies and Use of Market Data

In determining market competitiveness of executive officer compensation, our Compensation Committee, with the assistance of its independent compensation consultant, Aon, evaluates the market competitiveness of compensation for each of our executive officers in order to guide target compensation decisions for the coming year. Our Compensation Committee references a peer group of publicly traded companies in the biopharmaceutical industry for purposes of gathering data to compare with our existing executive compensation levels and practices and as context for future compensation decisions. Our Compensation Committee reviews and updates the compensation peer group each year, as appropriate, to include companies that the Compensation Committee believes are therapeutic focus, market capitalization, number of employees, structure, financial profile and geographic proximity to the Cambridge biotech cluster, as applicable. We also recognize that it is unlikely for companies to align equally on all factors, so we consider companies that meet a majority of the criteria. Due to the nature of our business, we compete for executive talent with many companies much larger than we are. Our Compensation Committee considers peer group and other industry compensation data and the recommendations of our compensation consultant when making decisions related to executive compensation, ultimately giving consideration to the competitiveness of our compensation program, internal perceptions of equity and individual performance and role.

In November 2023, our Compensation Committee determined that our peer group for purposes of setting 2024 executive compensation would consist of the following 15 companies that were selected among publicly traded biopharmaceutical companies:

• Alector, Inc.	• Intellia Therapeutics, Inc.
• Arcturus Therapeutics Holdings, Inc.	• Ionis Pharmaceuticals, Inc.
• Arrowhead Pharmaceuticals, Inc.	• Prime Medicine, Inc.
• Avidity Biosciences, Inc.	• PTC Therapeutics, Inc.
• Beam Therapeutics, Inc.	• Sangamo Therapeutics
• Denali Therapeutics, Inc.	• Stoke Therapeutics, Inc.
• Dyne Therapeutics, Inc.	• Verve Therapeutics, Inc.
• Editas Medicine, Inc.

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

Pay Practices

In evaluating, designing and implementing our executive compensation program, the Compensation Committee considers the latest industry trends in compensation governance and compensation best practices. As a result of our review of our executive compensation program, we have adopted a number of best practices that we believe reflect the high standards our Compensation Committee seeks to attain to support our compensation philosophy.

Pay practices we use:

•
Independent directors - Our Compensation Committee is comprised of all independent directors.
•
Annual compensation review - Our Compensation Committee undertakes a comprehensive review of compensation of our executives, including our named executive officers, on an annual basis.
•
Independent compensation consultant- Our Compensation Committee engages its own compensation consultant and reviews its independence from management.
•
Avoids inappropriate risk-taking - We review the structure of our executive compensation program to minimize the risk of inappropriate risk-taking by our executive officers.
•
Multi-year vesting - The equity awards granted to our executive officers generally vest over multi-year periods, consistent with current market practice and our retention objectives.
•
Robust clawback policy - Our Clawback Policy complies with SEC and Nasdaq rules requiring recovery from certain officers of erroneously awarded incentive compensation in the event of a covered restatement of our financial statements.

Pay practices we do NOT use:

•
Reprice share options and other awards without shareholder approval.
•
Allow employees or Board members to engage in short sales, purchasing or pledging our ordinary shares on margin, or entering into any hedging, derivative, or similar transactions.
•
Provide tax gross-ups.
•
Provide excessive perquisites (perquisites are limited to those with a clear business-related rationale).
•
Repurchase underwater share options.
•
Award mega-grants, discounted share options, in-the-money share options or immediately vested equity.

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

The salary increases for 2024 for all of our NEOs were made to ensure better alignment with market data and in consideration of internal pay equity.

The following were the annual base salaries of our NEOs in effect for 2023 and 2024:

	2023	2024
Name	Base Salary	Base Salary	% Increase
Paul B. Bolno, M.D., MBA	$636,400	$655,500	3%
Christopher Francis, Ph.D.	$425,500	$438,300	3%
Kyle Moran, CFA	$471,300	$497,200	5.5%
Chandra Vargeese, Ph.D.	$473,340	$487,540	3%

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

For 2024, the target bonus opportunity for each NEO was the same as for 2023.

Our executive officers are eligible to receive annual cash incentive awards, with the target bonus opportunity for 2024 determined as a percentage of their base salary. At the end of 2024, our Board approved ambitious corporate goals and objectives that our Compensation Committee then used to design our annual cash incentive program for 2024. Under this program, the Compensation Committee determined that the corporate goals would apply uniformly to all of our executive officers. Our 2024 corporate goals that were set by our Board to determine our 2024 corporate performance, plus our additional achievements that proved to be helpful or important to our operations during 2024, are described above in “Compensation Discussion and Analysis — 2024 Business Highlights.”

Based on our Board’s assessment and consideration of the relative weighting and importance of our goals, our Board determined that we achieved 125% of our 2024 corporate goals. The Compensation Committee then determined that bonuses for 2024 performance be paid to our NEOs based on these results.

In early 2025, our Chief Executive Officer and other NEOs were awarded their incentive payouts in connection with meeting the 2024 corporate goals at 125% of their incentive target amounts with the exception of Dr. Vargeese, who received 131% of the target incentive amount. The following table sets forth the cash bonus payments for 2024 performance:

	Incentive Target Amount
Name	(as a % of Base Salary)	Actual Award
Paul B. Bolno, M.D., MBA	65%	$532,600
Christopher Francis, Ph.D.	45%	$246,550
Kyle Moran, CFA	45%	$279,675
Chandra Vargeese, Ph.D.	45%	$287,975

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

2025 Long-Term Incentive Program

In 2025, the long-term incentive component of the compensation of our NEOs consisted of a mix of share options and time-based restricted share units (“RSUs”). We changed the type of awards granted to a mix of two types of equity awards to combine the retention and downside risk benefits inherent in RSUs with the shareholder-value-creation benefits inherent in share options, while mitigating the potential risk that may manifest itself through using a single type of award. The share options were granted to each of our NEOs by our Compensation Committee on February 4, 2025, at an exercise price of $11.74 per share, and vest over a four year term, with 25% vesting on February 8, 2026, and the remainder vesting quarterly thereafter. The RSUs were granted to each of our NEOs by our Compensation Committee on February 4, 2025 and vest annually in equal installments of 25% over a four-year term beginning on February 8, 2026.

2024 Long-Term Incentive Program

In 2024, the long-term incentive component of the compensation of our NEOs consisted solely of share options. These share options were granted to each of our NEOs by our Compensation Committee on February 5, 2024, at an exercise price of $3.87 per share, and vest over a four-year term, with 25% vesting on February 5, 2025, and the remainder vesting quarterly thereafter. The Compensation Committee determined to grant share options to best align employees, including NEOs, with investors’ interests to build long-term shareholder value in our Company.

We have a broad-based equity compensation program designed to reward and motivate our employees, including our NEOs. Equity awards help align the interests of our NEOs and other employees with the long-term interests of our shareholders and provide an opportunity for employees to acquire an ownership interest in our Company. The granting of equity awards is also consistent with our compensation philosophy of attracting, retaining and motivating our NEOs to deliver sustainable long-term value and aligning the interests of our executives with those of our shareholders. In determining the size and type of equity awards to grant, our Compensation Committee considered evolving market practices, as well as the retentive value provided by our equity grants.

Our 2021 Equity Incentive Plan, as amended on August 6, 2024 (the “2021 Plan”) allows for the grant of options, restricted share awards, RSUs, and other share or cash-based awards and dividend equivalent awards to employees, non-employee directors and consultants. Equity grants during the 2024, 2023, and 2022 fiscal years were made in the form of share options.

For the details regarding our 2024 equity awards, see the “2024 Fiscal Year Grants of Plan-Based Awards” table below.

Employee Benefits and Perquisites

Benefits offered to our NEOs serve a different purpose than do the other elements of total compensation. In general, they are designed to provide a safety net of protection against the financial catastrophes that can result from illness, disability or death and provide for some benefits upon retirement. Benefits offered to our NEOs are the same as those offered to the general employee population, except for the car service provided to our Chief Executive Officer, which is reflected in the “All Other Compensation” column in the “Summary Compensation Table” below. The Compensation Committee determined it is in the best interest of our Company to provide car service for our Chief Executive Officer in order to promote the efficient use of his work time for our Company and to provide safe transportation given the demands of his role, which often require the participation on conference calls during commuting hours, as well as extended work hours.

401(k) Plan

We maintain a defined contribution 401(k) plan that is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). In general, all of our U.S. employees, including our NEOs, are eligible to participate in the 401(k) plan. Under the 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit, which was equal to $23,000 in 2024, and to have the amount of such reduction contributed to the 401(k) plan. In addition, employees who turn age 50 before the end of the 2024 calendar year may also defer up to an additional $7,500. We currently match 50% of an employee’s 401(k) contributions up to a maximum of 6% of the participant’s includable compensation. Matching contributions are 100% vested upon completion of one year of service with our Company. Matching contributions made to each of our NEOs are included in the “Summary Compensation Table” below. We do not provide defined benefit retirement plans, post-retirement health coverage, or any other supplemental retiree benefits for our NEOs.

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

Employment Agreements and Severance Benefits with Our Named Executive Officers

Each of our NEOs entered into an employment agreement with us in connection with the commencement of his or her employment. All employment agreements generally provide for at-will employment and that our NEOs are eligible to participate in employee benefit plans of general applicability to other employees, which we maintain from time to time.

Paul B. Bolno, M.D., MBA

In May 2020, we entered into an amended and restated employment agreement with Dr. Bolno, pursuant to which he serves as our President and Chief Executive Officer. The employment agreement amends and restates the prior employment arrangement between us and Dr. Bolno. As of January 1, 2024, Dr. Bolno’s annual base salary was $655,500 and the Compensation Committee established his annual target bonus percentage at 65% of his annual base salary, with the actual amount to be paid determined based on the achievement of annual performance milestones defined by our Board in its sole discretion. Effective January 1, 2025, the Compensation Committee approved an increase of Dr. Bolno’s annual base salary to $700,000. In February 2025, in recognition of his 2024 performance supporting the achievement of our corporate goals, as discussed above, the Compensation Committee authorized a cash bonus for Dr. Bolno of $532,600 that was equal to 125% of his 2024 target bonus. In addition, in February 2025, the Compensation Committee approved an award to Dr. Bolno of an option to purchase 1,000,000 of our ordinary shares and 121,000 RSUs under our 2021 Plan as a 2025 long-term incentive plan (“2025 LTIP”) award, with such options and RSUs vesting over a four-year period, with 25% vesting on the first anniversary of the date of grant and the remainder vesting quarterly thereafter.

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

Chris Francis, Ph.D.

In November 2022, we entered into an amended and restated employment agreement with Dr. Francis, pursuant to which he serves as our Senior Vice President, Corporate Development, Head of Emerging Areas. The employment agreement amends and restates the prior employment arrangement between us and Dr. Francis. As of January 1, 2024, Dr. Francis’s annual base salary was $438,300, and the Compensation Committee established his annual target bonus percentage at 45% of his annual base salary, with the actual amount to be paid determined based on the achievement of annual performance milestones defined by our Board in its sole discretion. Effective January 1, 2025, the Compensation Committee approved an increase of Dr. Francis’s annual base salary to $451,400. In February 2025, in recognition of his 2024 performance supporting the achievement of our corporate goals, as discussed above, the Compensation Committee authorized a cash bonus for Dr. Francis of $246,550 that was equal to 125% of his 2024 target bonus. In addition, in February 2025, the Compensation Committee approved an award to Dr. Francis of an option to purchase 151,000 of our ordinary shares and 25,000 RSUs under our 2021 Plan as a 2025 LTIP award, with such options and RSUs vesting over a four-year period, with 25% vesting on the first anniversary of the date of grant and the remainder vesting quarterly thereafter.

Pursuant to Dr. Francis’s employment agreement, if we terminate his employment without cause or if he terminates his employment for good reason, Dr. Francis will be entitled to receive continued payment of his then-current annual base salary for 12 months following termination; continued payment of health insurance premiums at our then-normal rate of contribution until the earlier of 12 months following termination or until he commences new employment; and the payment of a separation bonus equal to his then annual target bonus opportunity prorated through the termination date. In addition, if a change of control occurs and within one year following the change of control Dr. Francis is terminated without cause or if Dr. Francis terminates his employment for good reason, he will be entitled to receive a lump sum cash payment equal to 12 months of his then-current annual base salary; continued payment of health insurance premiums at our then-normal rate of contribution until the earlier of 12 months following termination or until he commences new employment; and the payment of a separation bonus equal to his then annual target bonus opportunity. Pursuant to applicable equity agreements with Dr. Francis, all unvested shares underlying outstanding options and RSUs that were granted to him on or after January 1, 2018 will become fully vested upon his termination without cause or for good reason within 12 months following a change of control. Receipt of the severance and change of control benefits described above is subject to execution of a release of claims against us and compliance with certain restrictive covenants following the termination of his employment.

Kyle Moran, CFA

In January 2021, we entered into an amended and restated employment agreement with Mr. Moran, pursuant to which he serves as our Chief Financial Officer. The employment agreement amends and restates the prior employment arrangement between us and Mr. Moran. As of January 1, 2024, Mr. Moran’s annual base salary was $497,200, and the Compensation Committee established his annual target bonus percentage at 45% of his annual base salary, with the actual amount to be paid determined based on the achievement of annual performance milestones defined by our Board in its sole discretion. Effective January 1, 2025, the Compensation Committee approved an increase of Mr. Moran’s annual base salary to $520,100. In February 2025, in recognition of his 2024 performance supporting the achievement of our corporate goals, as discussed below, the Compensation Committee authorized a cash bonus for Mr. Moran of $279,675 that was equal to 125% of his 2024 target bonus. In addition, in February 2025, the Compensation Committee approved an award to Mr. Moran of an option to purchase 252,000 of our ordinary shares and 42,000 RSUs under our 2021 Plan as a 2025 LTIP award, with such options and RSUs vesting over a four-year period, with 25% vesting on the first anniversary of the date of grant and the remainder vesting quarterly thereafter.

Pursuant to Mr. Moran’s employment agreement, if we terminate his employment without cause or if he terminates his employment for good reason, Mr. Moran will be entitled to receive continued payment of his then-current annual base salary for 12 months following termination; continued payment of health insurance premiums at our then-normal rate of contribution until the earlier of 12 months following termination or until he commences new employment; and the payment of a separation bonus equal to his then annual target bonus opportunity prorated through the termination date. In addition, if a change of control occurs and within one year following the change of control Mr. Moran is terminated without cause or if Mr. Moran terminates his employment for good reason, he will be entitled to receive a lump sum cash payment equal to 12 months of his then current annual base salary; continued payment of health insurance premiums at our then-normal rate of contribution until the earlier of 12 months following termination or until he commences new employment; and the payment of a separation bonus equal to his then annual target bonus opportunity. Pursuant to applicable equity agreements with Mr. Moran, all unvested shares underlying outstanding options and RSUs that were granted to him on or after January 1, 2018 will become fully vested upon his termination without cause or for good reason within 12 months following a change of control. Receipt of the severance and change of control benefits described above is subject to execution of a release of claims against us and compliance with certain restrictive covenants following the termination of his employment.

Chandra Vargeese, Ph.D.

In May 2020, we entered into an amended and restated employment agreement with Dr. Vargeese, pursuant to which she serves as our Chief Technology Officer, Head of Platform Discovery Sciences. The employment agreement amends and restates the prior employment arrangement between us and Dr. Vargeese. As of January 1, 2024, Dr. Vargeese’s annual base salary was $487,540, and the Compensation Committee established her annual target bonus percentage at 45% of her annual base salary, with the actual amount to be paid determined based on the achievement of annual performance milestones defined by our Board in its sole discretion. Effective January 1, 2025, the Compensation Committee approved an increase of Dr. Vargeese’s annual base salary to $502,200. In February 2025, in recognition of her 2024 performance supporting the achievement of our corporate goals, as discussed below, the Compensation Committee authorized a cash bonus for Dr. Vargeese of $287,975 that was equal to 131% of her 2024 target bonus. In addition, in February 2025, the Compensation Committee approved an award to Dr. Vargeese of an option to purchase 224,000 of our ordinary shares and 37,000 RSUs under our 2021 Plan as a 2025 LTIP award, with such options and RSUs vesting over a four-year period, with 25% vesting on the first anniversary of the date of grant and the remainder vesting quarterly thereafter.

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

For purposes of change of control benefits included in our employment agreements with our NEOs, change of control is defined as follows: (A) a merger or consolidation of the Company whether or not approved by the Board, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or the parent of such corporation) more than 50% of the total voting power represented by the voting securities of the Company or such surviving entity or parent of such corporation, as the case may be, outstanding immediately after such merger or consolidation; or (B) the sale or disposition by the Company of all or substantially all of the Company’s assets in a transaction requiring shareholder approval.

Risk Analysis of Our Compensation Plans

Our Compensation Committee reviews the risks and rewards associated with our compensation programs. The programs are designed with features that mitigate risk without diminishing the incentive nature of the compensation. We believe our compensation programs encourage and reward prudent business judgment and appropriate risk-taking over the short term and the long term. Our Compensation Committee regularly evaluates the risks involved with our compensation programs and does not believe that any of our compensation programs create risks that are reasonably likely to have a material adverse effect on us now or in the future. Our Compensation Committee considered the compensation structure of the Company for its employees including executive officers, which is based on an annual salary, annual bonus (for bonus-eligible employees), and equity incentive compensation in the form of share options and RSUs. We do not believe that we offer any short-term incentives that would reasonably be expected to result in high-risk actions or conduct by our employees. For example, incentive compensation for executive officers in the form of an annual cash bonus are based on a predetermined formula and management objectives approved by our Compensation Committee. In addition, annual cash bonus payments are based upon a variety of performance metrics, thereby diversifying the risk associated with any single performance indicator. Accordingly, we believe that we have a balanced pay and performance program that does not promote undue or excessive risk taking.

Policies and Practices Related to the Timing of Grants of Certain Equity Awards

From time to time, we grant share options and RSUs to our employees, including our NEOs. We award new hire equity grants on or soon after a new hire’s start date of employment with us. We also provide annual long-term incentive grants consisting of our share options and/or RSUs. Our process is to grant the annual long-term incentive awards on the date following the conclusion of our annual compensation cycle, as determined when the Chief Executive Officer and Chief Financial Officer approve all non-executive compensation. That specific date for Chief Executive Officer approval is set and determined in advance based on the entirety of the performance management and compensation cycles.

At a regularly scheduled meeting of our Board and Compensation Committee, which is typically held in December of each year, our Board and Compensation Committee have a long-standing practice of reviewing our results for the most recently completed fiscal year, and reviewing our financial plan and strategy for the upcoming fiscal year. At these meetings, the Compensation Committee also reviews the performance of our NEOs with the Chief Executive Officer and based on those reviews, approves the grant of cash bonuses and equity awards for each individual’s performance (other than the Chief Executive Officer) on the most recently completed fiscal year and establish their salaries for the current fiscal year. The Compensation Committee, without the Chief Executive Officer present, recommends to the Board grants of cash bonuses and equity awards for the Chief Executive Officer on the most recently completed fiscal year and any change to the Chief Executive Officer’s salary for the current fiscal year. After further reviews and discussions, the Board determines whether to approve the Compensation Committee’s recommendations as to grants of cash bonuses and equity awards for the Chief Executive Officer on the most recently completed fiscal year and any change to the Chief Executive Officer’s salary for the current fiscal year. The Compensation Committee considers whether there is any material nonpublic information (“MNPI”) about us when determining the timing of grants and generally does not time grants of share options in relation to our public disclosure of MNPI. During the year ended December 31, 2024, we did not time the release of MNPI for the purpose of affecting the value of executive compensation, and none of our NEOs were awarded options with an effective grant date during any period beginning four business days before the filing or furnishing of a Form 10-Q, Form 10-K, or Form 8-K that disclosed material non-public information, and ending one business day after the filing or furnishing of such reports.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of our Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, which appears elsewhere in this report, with our management. Based on this review and discussion, the Compensation Committee has recommended to our Board that the Compensation Discussion and Analysis be included in this report.

Members of the Wave Life Sciences Ltd. Compensation Committee:

Christian Henry (Chair)

Adrian Rawcliffe

Heidi Wagner

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table shows the total compensation paid or accrued during the last three fiscal years ended December 31, 2024, 2023, and 2022 to our (i) our President and Chief Executive Officer, (ii) our Chief Financial Officer, and (iii) our two next most highly compensated executive officers, who earned more than $100,000 during the fiscal year ended December 31, 2024 and were serving as executive officers as of such date, as applicable. Collectively, these four individuals are our NEOs for purposes of this Amendment.

				Non-Equity
				Incentive
			Option	Plan	All Other
		Salary	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)	($)(2)	($)
Paul B. Bolno, M.D., MBA	2024	655,500	3,064,934	532,600	19,266	4,272,299
President and Chief Executive Officer	2023	636,400	2,744,529	475,700	17,671	3,874,300
	2022	617,900	1,565,220	461,900	22,977	2,667,997
Kyle Moran, CFA	2024	497,200	1,128,914	279,675	11,592	1,917,381
Chief Financial Officer	2023	471,300	970,730	243,900	11,142	1,697,072
	2022	439,875	470,923	227,600	10,392	1,148,790
Chandra Vargeese, Ph.D.	2024	487,540	1,099,134	287,975	13,914	1,888,563
Chief Technology Officer, Head of Platform Discovery Sciences	2023	473,340	1,051,535	245,000	13,464	1,783,339
	2022	459,540	521,740	237,800	12,714	1,231,794
Christopher Francis, Ph.D.	2024	438,300	870,312	246,550	11,260	1,566,422
Senior Vice President, Corporate Development and Head of Emerging Areas	2023	425,500	871,059	220,200	10,710	1,527,469
	2022	407,800	391,305	211,000	540	1,010,645

(1) Amounts represent the aggregate grant date fair value for the option awards identified, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in our Original 10-K.

(2) For 2024, the amounts include 401(k) matching contributions of $10,350 made to each of Drs. Bolno, Vargeese, and Francis and Mr. Moran, as well as the value of annual premiums paid by us with respect to a life insurance policy for the benefit of each of the NEOs. For 2024, the amount for Dr. Bolno also includes reimbursement of commuting expenses of $6,052 and the related tax gross up of $1,431.

2024 Fiscal Year Grants of Plan-Based Awards

The following table shows information regarding grants of non-equity incentive plan awards and grants of equity awards that we made during the fiscal year ended December 31, 2024 to each of our NEOs.

		Estimated Future	All Other Option		Grant Date
		Payouts Under	Awards: Number	Exercise or	Fair Value
		Non-Equity Incentive	of Securities	Base Price of	of Option
		Plan Awards:	Underlying Options	Option Awards	Awards
Name	Grant Date	Target ($)(1)	(#)(2)	($/Sh)(3)	($)(4)
Paul B. Bolno, M.D., MBA		426,075	-	-	-
	2/5/2024	-	1,008,600	$3.87	3,064,934
Kyle Moran, CFA		223,740	-	-	-
	2/5/2024	-	371,500	$3.87	1,128,914
Chandra Vargeese, Ph.D.		219,393	-	-	-
	2/5/2024	-	361,700	$3.87	1,099,134
Christopher Francis, Ph.D.		197,235	-	-	-
	2/5/2024	-	286,400	$3.87	870,312

(1) Represents the potential 2025 cash incentive bonus payouts assuming target achievement of corporate goals, based upon the NEO's cash incentive bonus target and base salary in effect on December 31, 2024. No minimum threshold amount or maximum amount beyond the target amount was established. See the column entitled “Non-Equity Incentive Plan Compensation” in the “Summary Compensation Table” for the cash incentive bonuses earned by the NEOs in 2024. See “Compensation Discussion and Analysis — Components of Executive Compensation — Annual Performance-Based Cash Incentive Compensation” for a description of the target amount applicable to each NEO.

(2) Represents the grant of share options made in 2024. Such awards have a four-year vesting period, with 25% of the shares subject to the award vesting on February 5, 2025 and the remainder vesting quarterly in equal installments over the following 12 quarters, subject to such NEO's continued service with us on each vesting date.

(3) Represents the closing market price of the shares on the grant date.

(4) Amounts represents the aggregate grant date fair value for the options and restricted share unit awards, as applicable, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in the Original 10-K.

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

In determining executive officer compensation, our Compensation Committee, with the assistance of its independent compensation consultant, Aon and an independent executive compensation consulting firm, evaluates the market competitiveness of compensation for each of our NEOs in order to guide target compensation decisions for the coming year. Our Compensation Committee references a peer group of publicly-traded companies in the biopharmaceutical industry for purposes of gathering data to compare with our existing executive compensation levels and practices and as context for future compensation decisions. Our Compensation Committee reviews and updates the compensation peer group each year, as appropriate, to include companies that the Compensation Committee believes are competitors for executive talent and that are similar to us in terms of their stage of development, therapeutic focus, market capitalization, number of employees, structure, financial profile and geographic proximity to the Cambridge biotech cluster, as applicable. We also recognize that it is unlikely for companies to align equally on all factors, so we consider companies that meet a majority of the criteria. Due to the nature of our business, we compete for executive talent with many companies much larger than we are. Our Compensation Committee considers peer group and other industry compensation data and the recommendations of our compensation consultant when making decisions related to executive compensation, ultimately giving consideration to the competitiveness of our compensation program, internal perceptions of equity and individual performance and role. Our Compensation Committee finds comparative data from our peer group to be useful in setting and adjusting executive compensation, but it does not target our programs or any particular element of compensation to be at or within a particular percentile or range compared to our peers. Our Compensation Committee uses the peer group data primarily to ensure that our executive compensation program and its constituent elements are and remain competitive in relation to our peers, and applies judgment and discretion in establishing targeted compensation levels taking into account not only competitive market data but also the experience of the executive, scope of responsibility, critical skill sets and expertise. Our Compensation Committee retains flexibility to structure compensation based on good governance practices, our objectives of building our Company and creating value for our shareholders, and, most importantly, discovering, developing, and delivering life-changing treatments for people battling devastating diseases.

For a description of the employment arrangements with each of our NEOs, please refer to “Compensation Discussion and Analysis — Employment Agreements and Severance Benefits with Our Named Executive Officers.”

2021 Equity Incentive Plan

Our 2021 Plan was most recently amended on August 6, 2024, following receipt of shareholder approval at our 2024 AGM to authorize an additional 5,000,000 ordinary shares, for an aggregate of 22,950,000 ordinary shares, for the granting of incentive options, non-qualified options (“NQSOs”), share appreciation rights and restricted share unit awards to our eligible employees and directors. The 2021 Plan serves as the successor to our 2014 Equity Incentive Plan, as amended (the “2014 Plan”), such that outstanding awards granted under the 2014 Plan continue to be governed by the terms of the 2014 Plan, but no awards may be issued under the 2014 Plan after August 10, 2021. Any outstanding awards under the 2014 Plan that are forfeited, cancelled or otherwise terminated (other than by exercise or withheld by us to satisfy any tax withholding obligation) on or after August 10, 2021 may be reissued under the 2021 Plan and any shares subject to an award that is canceled, forfeited or expires prior to exercise or realization, either in full or in part, under the 2021 Plan will again become available for issuance under the 2021 Plan. However, shares subject to an award under the 2021 Plan will not again be made available for issuance or delivery under the 2021 Plan if such shares are (a) shares tendered in payment of an option; (b) shares delivered or withheld by us to satisfy any tax withholding obligation; or (c) shares covered by a share-settled share appreciation right or other awards that were not issued upon the settlement of the award.

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

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table shows grants of options and unvested restricted share unit awards outstanding on the last day of the fiscal year ended December 31, 2024 to each of the NEOs.

		Option Awards				Share Awards
									Equity
								Equity	Incentive
								Incentive	Plan Awards:
								Plan Awards:	Market or
								Number of	Payout Value
		Number of	Number of				Market	Unearned	of Unearned
		Securities	Securities			Number of	Value of	Shares,	Shares,
		Underlying	Underlying			Shares or	Shares or	Units or	Units or
		Unexercised	Unexercised	Option		Units That	Units That	Other Rights	Other Rights
	Option	Options	Options	Exercise	Option	Have Not	Have Not	That Have	That Have
	Grant	Exercisable	Unexercisable	Price	Expiration	Vested	Vested	Not Vested	Not Vested
Name	Date	(#)	(#)	($)	Date	(#)	($)	(#)	($)(5)
Paul B. Bolno, M.D., MBA	3/10/2015	169,025	-	$2.48	3/10/2025	-	-	-	$-
	6/16/2016	236,400	-	$18.79	6/16/2026	-	-	-	$-
	1/25/2017	72,500	-	$29.05	1/25/2027	-	-	-	$-
	1/23/2018	109,000	-	$40.05	1/23/2028	-	-	-	$-
	3/3/2020	63,000	-	$8.17	3/3/2030	-	-	-	$-
	2/1/2021	200,000	-	$10.48	2/1/2031	-	-	-	$-
	1/1/2022	412,500	187,500(1)	$3.14	1/1/2032	-	-	-	$-
	7/25/2022	180,000	-	$2.83	7/25/2032	-	-	-	$-
	2/17/2023	337,312	433,688(2)	$4.75	2/17/2033	-	-	-	$-
	2/5/2024	-	1,008,600(3)	$3.87	2/5/2034	-	-	-	$-
		-	-	$-	-	-	-	92,500(4)	$1,144,225
Kyle Moran, CFA	6/16/2016	21,647	-	$18.79	6/16/2026	-	-	-	$-
	1/23/2018	15,000	-	$40.05	1/23/2028	-	-	-	$-
	3/3/2020	36,000	-	$8.17	3/3/2030	-	-	-	$-
	2/1/2021	50,000	-	$10.48	2/1/2031	-	-	-	$-
	1/1/2022	120,312	54,688(1)	$3.14	1/1/2032	-	-	-	$-
	7/25/2022	60,000	-	$2.83	7/25/2032	-	-	-	$-
	2/17/2023	119,306	153,394(2)	$4.75	2/17/2033	-	-	-	$-
	2/5/2024	-	371,500(3)	$3.87	2/5/2034	-	-	-	$-
		-	-	$-	-	-	-	15,000(4)	$185,550
Chandra Vargeese, Ph.D.	3/10/2015	137,754	-	$2.48	3/10/2025	-	-	-	$-
	6/16/2016	49,600	-	$18.79	6/16/2026	-	-	-	$-
	1/25/2017	19,500	-	$29.05	1/25/2027	-	-	-	$-
	1/23/2018	35,000	-	$40.05	1/23/2028	-	-	-	$-
	3/3/2020	36,000	-	$8.17	3/3/2030	-	-	-	$-
	2/1/2021	50,000	-	$10.48	2/1/2031	-	-	-	$-
	1/1/2022	137,500	625,00(1)	$3.14	1/1/2032	-	-	-	$-
	7/25/2022	60,000	-	$2.83	7/25/2032	-	-	-	$-
	2/17/2023	129,237	166,163(2)	$4.75	2/17/2033	-	-	-	$-
	2/5/2024	-	361,700(3)	$3.87	2/5/2034	-	-	-	$-
		-	-	$-	-	-	-	50,000(4)	$618,500
Christopher Francis, Ph.D.	6/16/2016	37,100	-	$18.79	6/16/2026	-	-	-	-
	1/25/2017	19,500	-	$29.05	1/25/2027	-	-	-	$-
	1/23/2018	26,000	-	$40.05	1/23/2028	-	-	-	$-
	2/1/2021	50,000	-	$10.48	2/1/2031	-	-	-	$-
	1/1/2022	37,500	46,875(1)	$3.14	1/1/2032	-	-	-	$-
	7/25/2022	22,500	-	$2.83	7/25/2032	-	-	-	$-
	2/17/2023	107,056	137,644(2)	$4.75	2/17/2033	-	-	-	$-
	2/5/2024	-	286,400(3)	$3.87	2/5/2034	-	-	-	$-
		-	-	$-	-	-	-	32,500(4)	$402,025

(1) 25% vested on January 1, 2023 and the remainder vests in equal quarterly installments over the following 12 quarters, subject to such officer’s continued service with us on each such vesting date. The award shall become fully vested upon termination without cause or for good reason within 12 months following a change of control.

(2) 25% vested on February 17, 2024 and the remainder vests in equal quarterly installments over the following 12 quarters, subject to such officer’s continued service with us on each such vesting date. The award shall become fully vested upon termination without cause or for good reason within 12 months following a change of control.

(3) 25% vests on February 5, 2025 and the remainder vests in equal quarterly installments over the following 12 quarters, subject to such officer’s continued service with us on each such vesting date. The award shall become fully vested upon termination without cause or for good reason within 12 months following a change of control.

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

(5) The market value of the 2019 Performance-Based RSUs is based on the closing price of our ordinary shares of $12.37 per share at December 31, 2024.

Option Exercises in 2024

The following table shows information regarding exercises of options to purchase our ordinary shares held by each of our NEOs during the fiscal year ended December 31, 2024.

	Option Awards

	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise
Name	(#)	($)(1)
Paul B. Bolno, M.D., MBA	50,000	$626,000
Kyle Moran, CFA	25,000	$153,250
Chandra Vargeese, Ph.D.	68,210	$252,036
Christopher Francis, Ph.D.	165,122	$1,648,690

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

Employee Benefits

Our NEOs participate in employee benefit programs available to our employees generally, including medical and dental insurance, and a tax-qualified 401(k) plan.

Potential Payments Upon Termination or Change-In-Control

The following table sets out the estimated potential payments upon termination or a change in control for each of our NEOs, based on the assumptions discussed above and assuming such event occurred on December 31, 2024, the last business day of 2024. In accordance with SEC rules, the potential payments were determined under the terms of our contracts, agreements, plans and arrangements as in effect on December 31, 2024. The tables do not include any previously vested equity awards or accrued benefits. Because the payments to be made to an NEO depend on several factors, the actual amounts to be paid out upon a triggering event can only be determined at the time of the triggering event.

Termination
				Acceleration		Without Cause or
		Involuntary	Voluntary for	of Vesting		For Good Reason
		Not for Cause	Good Reason	Upon a		Within 12 Months
		Termination	Termination	Change of		Following a Change
Name	Compensation Component	($)	($)	Control ($)		of Control ($)
Paul B. Bolno, M.D., MBA	Base Salary	983,250(2)	983,250(2)	-	-	983,250(2)
	Non-Equity Incentive Plan Compensation	426,075(3)	426,075(3)	-		426,075(3)
	Acceleration of unvested options and RSUs(1)	-	-	13,608,428		1,144,225
	Benefits and Perquisites	50,254(4)	50,254(5)	-		50,254(5)
Kyle Moran, CFA	Base Salary	497,200(6)	497,200(6)	-		497,200(6)
	Non-Equity Incentive Plan Compensation	223,740(3)	223,740(3)	-		223,740(3)
	Acceleration of unvested options and RSUs(1)	-	-	4,831,383		185,550
	Benefits and Perquisites	28,483(5)	28,483(5)	-		28,483(5)
Chandra Vargeese, Ph.D.	Base Salary	487,540(6)	487,540(6)	-		487,540(6)
	Non-Equity Incentive Plan Compensation	219,393(3)	219,393(3)	-		219,393(3)
	Acceleration of unvested options and RSUs(1)	-	-	4,917,487		618,500
	Benefits and Perquisites	21,782(5)	21,782(5)	-		21,782(5)
Christopher Francis, Ph.D.	Base Salary	438,300(6)	438,300(6)	-		438,300(6)
	Non-Equity Incentive Plan Compensation	197,235(3)	197,235(3)	-		197,235(3)
	Acceleration of unvested options and RSUs(1)	-	-	3,915,904		402,025
	Benefits and Perquisites	33,503(5)	33,503(5)	-		33,503(5)

(1) Value attributable to accelerated vesting of (i) then unvested options, determined by multiplying the number of shares accelerated by the difference between the exercise price of the option and the closing price of our ordinary shares on December 31, 2024, and (ii) then unvested RSUs, determined by multiplying the number of RSUs accelerated by the closing price of our ordinary shares on December 31, 2024.

(2) Eighteen months of 2024 base salary continuation.

(3) Target non-equity incentive compensation for 2024.

(4) Payment of COBRA premiums for eighteen months based on executive's current benefits elections.

(5) Payment of COBRA premiums for twelve months based on executive's current benefit elections.

(6) Twelve months of 2024 base salary continuation.

For a further description of the employment agreements with our NEOs, including a summary of each NEO's severance and change in control benefits, please refer to “Compensation Discussion and Analysis - Employment Agreements and Severance Benefits with Our Named Executive Officers.”

Director Compensation

The following table shows the total compensation earned during the fiscal year ended December 31, 2024 by each of our non-employee directors. Directors who are also employees are not compensated for their service on our Board.

	Fees Earned or	Share	Option
	Paid in Cash	Awards	Awards	Total
Name	($)(1)	($)(2)	($)(3)	($)
Christian Henry	99,375	86,538	100,303	286,216
Mark H. N. Corrigan, M.D.	71,875	173,075	202,520	447,471
Peter Kolchinsky, Ph.D.(4)	47,500	86,538	100,303	234,341
Adrian Rawcliffe	66,250	86,538	100,303	253,091
Ken Takanashi	47,500	86,538	100,303	234,341
Aik Na Tan	49,375	86,538	100,303	236,216
Gregory L. Verdine, Ph.D.	47,500	86,538	100,303	234,341
Heidi L. Wagner	62,500	173,075	202,520	438,096

(1) Amounts represent fees earned during 2024 under our Non-Employee Director Compensation Policy.

(2) Amount represents the aggregate grant date fair value for the share awards identified, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in our Original 10-K.

(3) Amount represents the aggregate grant date fair value for the option awards granted in 2024 to our non-employee directors, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in our Original 10-K.

(4) Pursuant to the terms of the RA Capital Healthcare Fund, L.P. governing documents, Dr. Kolchinsky is required to remit to RA Capital Management, L.P. (“RA Capital”) both the cash and the equity compensation, and RA Capital and not Dr. Kolchinsky individually is the beneficial owner of such compensation.

The following table shows the aggregate number of shares subject to options held by each of our non-employee directors as of December 31, 2024:

Aggregate
Number of
Shares
Subject to
Name	Options
Christian Henry	150,730
Mark H. N. Corrigan, M.D.	161,960
Peter Kolchinsky, Ph.D.	150,730
Adrian Rawcliffe	150,730
Ken Takanashi	150,730
Aik Na Tan	140,230
Gregory L. Verdine, Ph.D.(1)	580,599
Heidi L. Wagner, J.D.	161,960

(1) In October 2022, the Compensation Committee granted Dr. Verdine a non-qualified share option for 163,467 ordinary shares as form of payment under his consulting agreement for the service period of October 1, 2022 through December 31, 2024, the vesting of which is subject to Dr. Verdine’s continued service under the consulting agreement.

Non-Employee Director Compensation Policy

2024 Non-Employee Director Compensation Policy

At our 2024 AGM, our shareholders approved our 2024 Non-Employee Director Compensation Policy, under which our non-employee directors are compensated for their service as directors, including as members of the various committees of our Board on which they serve, for the Board service period that commenced on the date of our 2024 AGM and runs through the date of our 2024 AGM. The terms of the 2024 Non-Employee Director Compensation Policy are as follows:

(A) Cash Compensation:

• Board of Directors: Annual cash compensation of $40,000 to each non-employee director, other than the Chair of the Board, and cash compensation of $75,000 to the non-employee Chair of the Board.

• Audit Committee: Additional annual cash compensation of $20,000 to the Chair of the Audit Committee and $10,000 to each member of the Audit Committee other than the Chair.

• Compensation Committee: Additional annual cash compensation of $15,000 to the Chair of the Compensation Committee and $7,500 to each member of the Compensation Committee other than the Chair.

• Nominating and Corporate Governance Committee: Additional annual cash compensation of $15,000 to the Chair of the Nominating and Corporate Governance Committee and $7,500 to each member of the Nominating and Corporate Governance Committee other than the Chair.

• Research and Development Committee: Additional annual cash compensation of $15,000 to the Chair of the Research and Development Committee and $7,500 to each member of the Research and Development Committee other than the Chair.

• Proration: Additional pro rata cash compensation of the annual cash compensation amounts set forth above shall be made, as applicable, to (i) any director who ceases to be a director, Chair of the Board or member or chair of any committee of the Board and (ii) any new non-employee director who is appointed by the Board, any independent director who is appointed to the position of Chair of the Board or chair of any such committee of the Board or any independent director who is appointed to serve on any such committee of the Board, for their services rendered as a director and/or committee member, for the portion of the year in which such director so served.

(B) Equity Compensation:

• Initial Equity Grant: One-time equity grant upon initial appointment or election to the Board of (i) an option to purchase 64,460 ordinary shares, which shall vest as to 12.5% of the shares on a quarterly basis during the two-year period following the grant date; and (ii) a restricted share unit of 32,230 ordinary shares, which shall vest as to 50% of the shares on the earlier of (x) the following year’s annual general meeting of shareholders or (y) the following year’s anniversary of the grant date, in each case during the two-year period following the grant date.

• Refresh Equity Grant: Each non-employee director whose initial equity grant has an expiration date within twelve months following the 2024 AGM shall be granted (i) an option to purchase 64,460 ordinary shares, which shall vest as to 12.5% of the shares on a quarterly basis during the two-year period following the grant date; and (ii) a restricted share unit of 32,230 ordinary shares, which shall vest as to 50% of the shares on the earlier of (x) the following year’s annual general meeting of shareholders or (y) the following year’s anniversary of the grant date, in each case during the two-year period following the grant date.

• Annual Equity Grant: Annual equity grant of (i) an option to purchase 32,230 ordinary shares, which shall vest as to 100% of the shares on the earlier of the 2025 AGM or the first anniversary of the grant date; and (ii) a restricted share unit of 16,115 ordinary shares, which shall vest as to 100% of the shares on the earlier of the 2025 AGM or the first anniversary of the grant date.

• Limitation on Equity Grants: A non-employee director shall be eligible to receive only one type of option grant at the 2024 AGM, which shall be an initial equity grant, a refresh equity grant, or an annual equity grant, in each case as described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our ordinary shares as of March 31, 2025 for (i) the NEOs named in the Summary Compensation Table appearing elsewhere in this Amendment, (ii) each of our directors, (iii) all of our current directors and executive officers as a group, and (iv) each shareholder known by us to own beneficially more than 5% of our ordinary shares. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem ordinary shares that may be acquired by an individual or group within 60 days after March 31, 2025 pursuant to the exercise of options, the vesting of restricted share unit awards, the exercise of pre-funded warrants, or the conversion of our outstanding Series A preferred shares into ordinary shares to be outstanding for the purpose of computing the percentage ownership of such individual or group, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all ordinary shares shown to be beneficially owned by them based on information provided to us by these shareholders. Percentage ownership is based on 154,093,313 ordinary shares outstanding on March 31, 2025.

	Ordinary Shares Beneficially Owned
Name	Shares	Percent
5% Beneficial Owners
RA Capital Management, L.P.(1)	25,414,165	15.76%
GSK plc(2)	16,775,691	10.89%
Adage Capital Partners, L.P.(3)	9,703,351	6.30%
Shin Nippon Biomedical Laboratories, Ltd.(4)	9,606,408	6.08%
BlackRock, Inc.(5)	9,360,163	6.07%
Maverick Capital, Ltd.(6)	8,261,242	5.36%
Directors and Named Executive Officers
Paul B. Bolno, M.D., MBA(7)	2,314,625	1.48%
Chandra Vargeese, Ph.D.(8)	994,103	*
Kyle Moran, CFA(9)	619,320	*
Christopher Francis, Ph.D.(10)	438,493	*
Mark H. N. Corrigan, M.D.(10)	113,615	*
Christian Henry(10)	108,000	*
Peter Kolchinsky, Ph.D.(11)	25,414,165	15.76%
Adrian Rawcliffe(10)	118,500	*
Ken Takanashi(12)	9,724,908	6.15%
Gregory L. Verdine, Ph.D.(13)	578,369	*
Heidi Wagner(10)	113,615	*
Aik Na Tan(10)	108,000	*
All current directors and executive officers as a group (12 individuals)(14)	40,645,713	23.91%

* Represents less than 1% of ordinary shares outstanding on March 31, 2025.

(1) Based on information reported by RA Capital Management, L.P. (“RA Capital”) on Schedule 13D/A filed with the SEC on October 1, 2024. Consists of (i) 18,202,009 ordinary shares held by RA Capital Healthcare Fund, L.P. (the “Fund”), (ii) 118,500 ordinary shares underlying options exercisable within 60 days after March 31, 2025 held by Dr. Peter Kolchinsky, a member of our Board, and (iii) 7,093,656 ordinary shares that the Fund beneficially owns based on the right to acquire upon exercise of pre-funded warrants. RA Capital Healthcare Fund GP, LLC is the general partner of the Fund. The general partner of RA Capital is RA Capital Management GP, LLC, of which Dr. Kolchinsky and Mr. Rajeev Shah are the controlling persons. RA Capital serves as investment adviser for the Fund and may be deemed a beneficial owner of any securities of the Company held by the Fund. The Fund has delegated to RA Capital the sole power to vote and the sole power to dispose of all securities held in the Fund’s portfolio, including the ordinary shares held by the Fund. Because the Fund has divested itself of voting and investment power over the reported securities it holds and may not revoke that delegation on less than 61 days’ notice, the Fund disclaims beneficial ownership of the securities it holds for purposes of Section 13(d) of the Exchange Act. As managers of RA Capital, Dr. Kolchinsky and Mr. Shah may be deemed beneficial owners, for purposes of Section 13(d) of the Exchange Act, of any securities of the Company beneficially owned by RA Capital. RA Capital, Dr. Kolchinsky, and Mr. Shah disclaim beneficial ownership of securities reported herein. The address for RA Capital is 200 Berkeley Street, 18th Floor, Boston, MA 02116.

(2) Based on information reported by GSK plc on Form 4 filed with the SEC on October 1, 2024. Consists of ordinary shares held of record by Glaxo Group Limited, a wholly-owned subsidiary of GSK plc. The address of GSK plc is 980 Great West Road, Brentford, Middlesex TW8 9GS, England.

(3) Based on information reported by Adage Capital Partners, L.P. on Schedule 13G/A filed with the SEC on November 12, 2024. Consists of ordinary shares held of record by Adage Capital Partners GP, L.L.C. The address of Adage Capital Partners, L.P. is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(4) Based on information reported by Shin Nippon Biomedical Laboratories, Ltd. (“SNBL”) on Schedule 13D/A filed with the SEC on August 12, 2022. Consists of (i) 1,697,467 ordinary shares held by SNBL; (ii) 4,007,593 ordinary shares held by SNBL USA, Ltd. (“SNBL USA”); (iii) 1,801,348 ordinary shares underlying immediately convertible Series A preferred shares held by SNBL; and (iv) 2,100,000 ordinary shares underlying immediately convertible Series A preferred shares held by SNBL USA. The Series A preferred shares can be converted at any time on a one-for-one basis into ordinary shares at the discretion of the holder. Ken Takanashi, a member of our Board, is an executive officer of SNBL and an executive officer and director of SNBL USA. SNBL and Mr. Takanashi share voting and dispositive power with respect to such shares and may be deemed to beneficially own such shares. The address of SNBL is 2438 Miyanoura-cho, Kagoshima City, Kagoshima 891-1394, Japan; the address of SNBL USA is 2333 Seaway Boulevard, Everett, WA 98203; and the address of Mr. Takanashi is St. Luke’s Tower 28F, 8-1,Akashi-cho, Chuo-ku, Tokyo 104-0044, Japan.

(5) Based on information reported by BlackRock, Inc. on Schedule 13G/A filed with the SEC on February 5, 2025. Consists of ordinary shares held of record by BlackRock, Inc. The address of BlackRock, Inc. is 50 Hudson Yards New York, NY 10001.

(6) Based on information reported by Maverick Capital, Ltd., Maverick Capital Management, LLC and Lee S. Ainslee III on Schedule 13G/A filed with the SEC on February 14, 2025. Maverick Capital, Ltd. is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and, as such, may be deemed to have beneficial ownership of the ordinary shares reported herein through the investment discretion it exercises over its clients’ accounts. Maverick Capital Management, LLC is the General Partner of Maverick Capital, Ltd. Mr. Ainslie is the manager of Maverick Capital Management, LLC. The principal business address of (i) Maverick Capital, Ltd. and Maverick Capital Management, LLC is 1900 N. Pearl Street, 20th Floor, Dallas, Texas, 75201, and (ii) Mr. Ainslie is 360 South Rosemary Ave., Suite 1440, West Palm Beach, Florida 33401.

(7) Consists of (i) 217,351 ordinary shares held by Dr. Bolno and (ii) 2,097,274 ordinary shares underlying options exercisable within 60 days of March 31, 2025 held by Dr. Bolno.

(8) Consists of (i) 302,310 ordinary shares held by Dr. Vargeese and (ii) 691,793 ordinary shares underlying options exercisable within 60 days of March 31, 2025 held by Dr. Vargeese.

(9) Consists of (i) 25,000 ordinary shares held by Mr. Moran and (ii) 594,320 ordinary shares underlying options exercisable within 60 days of March 31, 2025 held by Mr. Moran.

(10) Consists of ordinary shares underlying options exercisable within 60 days of March 31, 2025.

(11) See Footnote (1) above.

(12) See Footnote (4) above. Also includes 118,500 ordinary shares underlying options exercisable within 60 days of March 31, 2025 held by Mr. Takanashi.

(13) Consists of (i) 296,402 ordinary shares held by Dr. Verdine and (ii) 281,967 ordinary shares underlying options exercisable within 60 days of March 31, 2025 held by Dr. Verdine.

(14) Consists of (i) 4,902,577 ordinary shares underlying options exercisable within 60 days of March 31, 2025, held by our current directors and executive officers, (ii) 24,748,132 outstanding ordinary shares beneficially owned by our current directors and executive officers and entities affiliated with certain of our directors, (iii) 3,901,348 Series A preferred shares, which can be converted at any time on a one-for-one basis into ordinary shares at the discretion of the holder, held by entities affiliated with one of our directors, and (iv) exercisable pre-funded warrants to purchase 7,093,656 ordinary shares, held by an entity affiliated with one of our directors.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to our 2021 Plan and 2014 Plan (together, the “Equity Compensation Plans”) in effect as of December 31, 2024.

Plan Category	Number of Securities to be Issued upon Exercise of Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	19,923,174(1)	5.78(2)	9,366,138(3)
Equity compensation plans not approved by security holders	362,000(4)	5.85(5)	-
Total	20,285,174	5.78	9,366,138

(1) Consists of (i) options to purchase 19,091,131 of our ordinary shares outstanding under the Equity Compensation Plans, (ii) 291,264 of our ordinary shares subject to performance-based RSUs outstanding under the Equity Compensation Plans, and (iii) 540,779 of our ordinary shares subject to time-based RSUs outstanding under the Equity Compensation Plans, in each case as of December 31, 2024.

(2) Reflects the weighted average exercise price of the options to purchase 19,091,131 of our ordinary shares outstanding under the Equity Compensation Plans, as of December 31, 2024.

(3) Consists of 7,052,136 of our ordinary shares available for future grants under the Equity Compensation Plans, as well as 2,314,002 of our ordinary shares that remain available for sale under the 2019 Employee Share Purchase Plan, as amended, in each case as of December 31, 2024.

(4) Consists of options to purchase 362,000 of our ordinary shares granted outside of the Equity Compensation Plans in accordance with Nasdaq Listing Rule 5635(c)(4), outstanding as of December 31, 2024. The options have an exercise price of $5.85 per share, the closing price of our ordinary shares on the grant date, and vests over four years with 25% vesting on May 8, 2025 and the remainder vesting in equal quarterly installments over the following three years.

(5) Reflects the weighted average exercise price of the options to purchase 362,000 of our ordinary shares granted in accordance with Nasdaq Listing Rule 5635(c)(4), outstanding as of December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED Person TRANSACTIONS

The following includes a summary of transactions since January 1, 2024 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our ordinary shares, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under, “Executive Officer and Director Compensation.” We refer to such transactions as “related party transactions” or “related person transactions” and such persons as “related parties” or “related persons.” With the approval of our Board, we have engaged in the related party transactions described below.

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

Participation in Our Underwritten Offerings

On September 27, 2024, we closed an underwritten public offering (the “September 2024 Offering”) in which we issued and sold (i) 23,125,001 ordinary shares at a public offering price of $8.00, and (ii) to certain investors in lieu of additional ordinary shares, pre-funded warrants to purchase up to 1,875,023 ordinary shares at a public offering price of $7.9999. As a part of the September 2024 Offering, GSK plc, a 5% or greater holder of our ordinary shares, purchased 2,791,930 ordinary shares at the public offering price of $8.00 per share.

Contract Research Services Provided by SNBL

In April 2023, we engaged SNBL to provide approximately $2.8 million in certain non-human primates (NHPs) contract research services to us. During the year ended December 31, 2024, we paid SNBL $0.9 million for a portion of these services.

Related Person Transaction Policy

Our Board has adopted a written related person transaction policy that requires future transactions between us and any director, executive officer, holder of 5% or more of any class of our ordinary shares or any member of the immediate family of, or entities affiliated with, any of them, or any other related persons, as defined in Item 404 of Regulation S-K, or their affiliates, in which the amount involved is equal to or greater than $120,000, be approved in advance by our Audit Committee, or if Audit Committee approval would be inappropriate, by another independent body of our Board. In approving or rejecting such proposed related person transaction, the committee is to consider all available information deemed relevant by the committee, including, but not limited to, the extent of the related person’s interest in the transaction and whether the transaction is on terms no less favorable to us than terms we could have generally obtained from an unaffiliated third party under the same or similar circumstances. The committee approves only those transactions that, in light of known circumstances, are deemed to be in our best interests. In the event that any member of the committee is not a disinterested person with respect to the related person transaction under review, that member is excluded from the review and approval or rejection of such related person transaction; provided, however, that such committee member may be counted in determining the presence of a quorum at the meeting of the committee at which such transaction is considered. If we become aware of an existing related person transaction which has not been approved under the policy, the matter will be referred to the committee. The committee evaluates all options available, including ratification, revision or termination of such transaction. In the event that management determines that it is impractical or undesirable to wait until a meeting of the committee to consummate a related person transaction, the chair of the committee may approve such transaction in accordance with the related person transaction approval policy. Any such approval must be reported to the committee at the next regularly scheduled meeting.

Director Independence

Our Board believes that independence is one important component of a high-functioning board capable of objective decision-making that represents the long-term interests of our shareholders and our Company. Since our initial public offering in 2015, our Board has enhanced its independence by replacing two previous directors — a founder and a representative of an investor — with five directors who are independent and not affiliated with any of our principal shareholders. We further enhanced our Board’s independent leadership by appointing Christian Henry as our independent Chair. Our Board is committed to ensuring that its members reflect an appropriate level of independence in conjunction with the combination of qualifications, qualities and skills required to exercise its duties and responsibilities and serve the best interests of our Company and our shareholders. In accordance with our Corporate Governance Guidelines and Nasdaq rules, we hold executive sessions of our independent directors in conjunction with our regularly scheduled board meetings and otherwise as appropriate. In addition, our Compensation Committee meets in executive session with no members of management present, as necessary or appropriate, to address various compensation matters, including deliberations regarding our Chief Executive Officer’s performance and compensation.

Our Board has reviewed the materiality of any relationship that each of our directors has with our Company, either directly or indirectly. Based upon this review, our Board has determined that the following members of the Board are “independent directors” as defined by The Nasdaq Stock Market: Mses. Tan and Wagner, Drs. Kolchinsky and Corrigan, and Messrs. Henry, Rawcliffe and Takanashi.

Our Board believes that our directors should limit the number of other public company boards on which they serve so that they are able to devote adequate time to their duties to Wave, including preparing for and attending our board meetings. Our Corporate Governance Guidelines indicate that our directors should advise the Chair of the Board and the Chair of the Nominating and Corporate Governance Committee before accepting an invitation to serve on other publicly-traded company boards, and that any such service shall comply with our conflict of interest policies. Our Nominating and Corporate Governance Committee has reviewed our directors’ current commitments and determined that such commitments are consistent with our guidelines. Our Corporate Governance Guidelines are publicly available on our website at http://ir.wavelifesciences.com/ under the heading “Corporate Governance.”

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

	2024	2023
Audit fees(1)	$1,739,629	$1,338,799
Audit-related fees(2)	-	-
Tax fees(2)	-	-
All other fees(2)	-	-

(1) Audit fees consist of fees for the professional services rendered for the audit of our financial statements, the audit of our internal control over financial reporting, and the review of the interim financial statements included in our quarterly reports on Form 10-Q, as well as work generally only the independent registered public accounting firm and independent Singapore and United Kingdom auditor can reasonably be expected to provide, such as statutory audits and the provision of consents in connection with the filing of registration statements and related amendments, as well as other filings.

(2) There were no audit-related, tax or other fees in 2024 or 2023.

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

1. Audit services include audit work rendered for the audit of our financial statements, the audit of our internal control over financial reporting, and the review of the interim financial statements included in our quarterly reports on Form 10-Q, as well as work that generally only an independent registered public accounting firm and independent Singapore and United Kingdom auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

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

Item 15(a)(3). Exhibits: The exhibits listed below are filed with, or incorporated by reference in, this Amendment.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Constitution (formerly known as Memorandum of Association and Articles of Association)		Amendment No. 5 to Form S-1 (Exhibit 3.2)	11/10/2015	333-207379

4.1	Form of Specimen Ordinary Share Certificate		Amendment No. 3 to Form S-1 (Exhibit 4.1)	11/06/2015	333-207379

4.2	Description of Securities of the Registrant and Comparison of Shareholder Rights		Form 10-K (Exhibit 4.2)	03/04/2025	001-37627

4.3.1	Form of Pre-Funded Warrant (2022)		Form 8-K (Exhibit 4.1)	06/14/2022	001-37627

4.3.2	Form of Pre-Funded Warrant (2024)		Form 8-K (Exhibit 4.1)	9/26/2024	001-37627

4.4	Share Purchase Agreement by and between the Registrant and C.P. Pharmaceuticals International C.V., dated as of May 5, 2016		Form 10-Q (Exhibit 10.2)	08/15/2016	001-37627

Lease Agreements

10.1.1	Lease Agreement by and between Wave Life Sciences USA, Inc., the Registrant, and King 733 Concord LLC, dated as of April 6, 2015		Form S-1 (Exhibit 10.7)	10/09/2015	333-207379

10.1.2	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and CPI/King 733 Concord Owner, LLC, dated as of December 9, 2020		Form 10-K (Exhibit 10.5.2)	03/04/2021	001-37627

10.1.3	Second Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and CPI/King 733 Concord Owner, LLC, dated as of August 8, 2022		Form 10-Q (Exhibit 10.1)	08/11/2022	001-37627

10.2.1	Lease Agreement by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of September 26, 2016		Form 8-K (Exhibit 10.1)	01/06/2017	001-37627

10.2.2	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of December 31, 2016		Form 8-K (Exhibit 10.1)	01/06/2017	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
Collaboration and License Agreements

10.3††	Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and GlaxoSmithKline Intellectual Property (No. 3), dated as of December 13, 2022		Form 10-K (Exhibit 10.3)	03/23/2023	001-37627

10.4	Share Purchase Agreement by and between Glaxo Group Limited and the Registrant, dated as of December 13, 2022		Form 10-K (Exhibit 10.4)	03/23/2023	001-37627

10.5	Investor Agreement by and between Glaxo Group Limited and the Registrant, dated as of January 26, 2023		Form 10-K (Exhibit 10.5)	03/23/2023	001-37627

Agreements with Executive Officers and Directors

10.6+	Form of Deed of Indemnity by and between the Registrant and each of its directors and certain of its officers		Form S-1 (Exhibit 10.11)	10/09/2015	333-207379

10.7+	Employment Agreement, as amended and restated, between the Registrant and Paul B. Bolno, dated as of May 8, 2020		Form 10-Q (Exhibit 10.1)	08/10/2020	333-207379

10.8+	Employment Agreement, as amended and restated, between the Registrant and Chandra Vargeese, dated as of May 8, 2020		Form 10-Q (Exhibit 10.2)	08/10/2020	333-207379

10.9+	Employment Agreement between the Registrant and Christopher Francis, Ph.D., dated as of November 8, 2022		Form 10-K (Exhibit 10.12)	03/23/2023	001-37627

10.10+	Employment Agreement, as amended and restated, between the Registrant and Kyle Moran, dated as of January 1, 2021		Form 10-K (Exhibit 10.15)	03/04/2021	001-37627

10.11+	Non-Employee Director Compensation Policy, as amended, effective as of August 6, 2024		Form 10-Q (Exhibit 10.2+)	11/12/2024	001-37627

10.12+	Consulting Agreement by and between Ontorii, Inc. (now Wave Life Sciences USA, Inc.) and Gregory Verdine, dated as of April 1, 2012		Form S-1 (Exhibit 10.16)	10/09/2015	333-207379

Equity and Other Compensation Plans

10.13+	Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Equity Plan”)		Form 10-Q (Exhibit 10.1)	11/09/2017	001-37627

10.14+	Wave Life Sciences Ltd. 2021 Equity Incentive Plan, as amended (the “2021 Equity Plan”), effective August 6, 2024		Form 8-K (Exhibit 10.1)	08/12/2024	001-37627

10.15+	Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan, as amended, effective as of August 1, 2023		Form 8-K (Exhibit 10.2)	08/07/2023	001-37627

10.16.1+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016		Form 10-Q (Exhibit 10.2)	11/09/2017	001-37627

10.16.2+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.23.3)	03/01/2019	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.16.3+	Form of Non-qualified Share Option Agreement under the 2021 Equity Plan, effective as August 10, 2021		Form 10-K (Exhibit 10.3)	11/10/2021	001-37627

10.17.1+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of December 2014		Form S-8 (Exhibit 10.1)	12/17/2015	333-208598

10.17.2+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016		Form 10-Q (Exhibit 10.3)	11/09/2017	001-37627

10.18.1+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of June 16, 2016		Form 10-Q (Exhibit 10.4)	11/09/2017	001-37627

10.18.2+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.25.2)	03/01/2019	001-37627

10.18.3+	Form of Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of January 1, 2019		Form 10-Q (Exhibit 10.1)	05/10/2019	001-37627

10.18.4+	Form of Restricted Share Unit Agreement under the 2021 Equity Plan, effective as of August 10, 2021		Form 10-Q (Exhibit 10.4)	11/10/2021	001-37627

10.18.5+	Form of Amended and Restated 2019 Performance-Based Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of March 17, 2021		Form 10-Q (Exhibit 10.2)	05/13/2021	001-37627

10.18.6+	Form of 2021 Performance-Based Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of March 17, 2021		Form 10-Q (Exhibit 10.3)	05/13/2021	001-37627

10.19.1+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of June 21, 2017		Form 10-Q (Exhibit 10.5)	11/09/2017	001-37627

10.19.2+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of January 1, 2018		Form 10-K (Exhibit 10.26.2)	03/01/2019	001-37627

10.19.3+	Form of Non-qualified Share Option Agreement for UK Participants under the 2021 Equity Plan, effective as of August 10, 2021		Form 10-Q (Exhibit 10.5)	11/10/2021	001-37627

10.19.4+	Form of Restricted Share Unit Agreement for UK Participants under the 2021 Equity Plan, effective as of August 10, 2021		Form 10-Q (Exhibit 10.6)	11/10/2021	001-37627

10.20.1+	Form of Inducement Non-qualified Share Option Agreement, effective May 2024		Form 10-Q (Exhibit 10.1)	08/08/2024	001-37627

10.20.2+	Form of Inducement Restricted Share Unit Agreement, effective May 2024		Form 10-Q (Exhibit 10.2)	08/08/2024	001-37627

10.21.1	Open Market Sale Agreement, dated as of May 10, 2019, by and between the Registrant and Jefferies LLC		Form S-3ASR (Exhibit 1.2)	05/10/2019	333-231382

10.21.2	Amendment No. 1 to Open Market Sale Agreement, dated as of March 2, 2020, by and between the Registrant and Jefferies LLC		POSASR (Exhibit 1.3)	03/02/2020	333-231382

10.21.3	Amendment No. 2, dated March 3, 2022, to the Open Market Sale Agreement, dated as of May 10, 2019, by and between Wave Life Sciences Ltd. and Jefferies LLC		Form 8-K (Exhibit 10.1)	03/03/2022	001-37627

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.21.4	Amendment No. 3, dated November 12, 2024, to the Open Market Sale Agreement, dated as of May 10, 2019, by and between Wave Life Sciences Ltd. and Jefferies LLC		Form 10-Q (Exhibit 10.1)	11/12/2024	001-37627

19.1	Insider Trading Policy		Form 10-K (Exhibit 19.1)	03/04/2025	001-37627

21.1	List of Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	03/12/2018	001-37627

23.1	Consent of Independent Registered Public Accounting Firm		Form 10-K (Exhibit 23.1)	03/04/2025	001-37627

24.1	Power of Attorney (included on signature page to the Original 10-K)		Form 10-K (Exhibit 24.1)	03/04/2025	001-37627

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)	X

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer.		Form 10-K (Exhibit 32)	03/04/2025	001-37627

97.1	Clawback Policy, effective as of October 2, 2023		Form 10-K (Exhibit 97.1)	03/06/2024	001-37627

101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document		Form 10-K (Exhibit 101.INS)	03/04/2025	001-37627

101.SCH	Inline XBRL Taxonomy Extension Schema Document		Form 10-K (Exhibit 101.SCH)	03/04/2025	001-37627

104	The cover page for this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2024 has been formatted in Inline XBRL.		Form 10-K (Exhibit 104)	03/04/2025	001-37627

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

Wave Life Sciences Ltd.

Date: April 29, 2025	By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer