Form 10-Q
period 2025-03-31
Wave Life Sciences Ltd.
filed 2025-05-08
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of outstanding ordinary shares of the registrant as of May 2, 2025 was 154,134,139.

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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ. These risks, uncertainties and other factors include, among other things, our critical accounting policies; the ability of our preclinical studies to produce data sufficient to support the filing of global clinical trial applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results and timing of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our effectiveness in managing current and future clinical trials and regulatory processes; the success of our platform in identifying viable candidates; the continued development and acceptance of nucleic acid therapeutics as a class of drugs; our ability to demonstrate the therapeutic benefits of our stereopure candidates in clinical trials, including our ability to develop candidates across multiple therapeutic modalities; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to fund our operations and to raise additional capital as needed; competition from others developing therapies for similar uses; and any impacts on our business as a result of or related to any local and global health epidemics, the conflict involving Russia and Ukraine, the conflict in the Middle East, global economic uncertainty, impact of tariffs and changes in economic policies, volatility in inflation, volatility in interest rates or market disruptions on our business, as well as other risks and uncertainties under the caption “Risk Factors” and any other disclosures contained in this Quarterly Report on Form 10-Q and in other filings we make with the Securities and Exchange Commission (the “SEC”).

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$243,075	$302,078
Accounts receivable	—	1,422
Prepaid expenses	8,062	9,544
Other current assets	6,839	7,350
Total current assets	257,976	320,394
Long-term assets:
Property and equipment, net of accumulated depreciation of $47,027 and $46,329 as of March 31, 2025 and December 31, 2024, respectively	9,566	10,128
Operating lease right-of-use assets	16,581	17,870
Restricted cash	3,772	3,760
Other assets	448	55
Total long-term assets	30,367	31,813
Total assets	$288,343	$352,207
Liabilities, Series A preferred shares, and shareholders’ equity
Current liabilities:
Accounts payable	$14,358	$16,262
Accrued expenses and other current liabilities	7,813	21,081
Current portion of deferred revenue	57,312	65,972
Current portion of operating lease liability	7,884	7,638
Total current liabilities	87,367	110,953
Long-term liabilities:
Deferred revenue, net of current portion	5,584	6,099
Operating lease liability, net of current portion	15,715	17,766
Total long-term liabilities	21,299	23,865
Total liabilities	$108,666	$134,818
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at March 31, 2025 and December 31, 2024	$7,874	$7,874
Shareholders’ equity:
Ordinary shares, no par value; 154,093,313 and 153,037,286 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	$1,179,336	$1,175,181
Additional paid-in capital	161,407	156,454
Accumulated other comprehensive loss	(204)	(262)
Accumulated deficit	(1,168,736)	(1,121,858)
Total shareholders’ equity	$171,803	$209,515
Total liabilities, Series A preferred shares, and shareholders’ equity	$288,343	$352,207

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$9,175	$12,538
Operating expenses:
Research and development	40,622	33,447
General and administrative	18,357	13,549
Total operating expenses	58,979	46,996
Loss from operations	(49,804)	(34,458)
Other income, net:
Interest income	2,875	2,535
Other income, net	51	365
Total other income, net	2,926	2,900
Loss before income taxes	(46,878)	(31,558)
Income tax benefit (provision)	—	—
Net loss	$(46,878)	$(31,558)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.29)	$(0.24)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	162,527,026	129,271,678
Other comprehensive loss:
Net loss	$(46,878)	$(31,558)
Foreign currency translation	58	(74)
Comprehensive loss	$(46,820)	$(31,632)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	3,901,348	$7,874	119,162,234	$935,367	$129,237	$(124)	$(1,024,850)	$39,630
Issuance of ordinary shares, net of offering costs	—	—	3,000,000	14,038	—	—	—	14,038
Share-based compensation	—	—	—	—	2,881	—	—	2,881
Vesting of RSUs	—	—	21,683	—	—	—	—	—
Option exercises	—	—	35,925	123	—	—	—	123
Issuance of ordinary shares under the ESPP	—	—	101,542	349	—	—	—	349
Other comprehensive loss	—	—	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	—	—	(31,558)	(31,558)
Balance at March 31, 2024	3,901,348	$7,874	122,321,384	$949,877	$132,118	$(198)	$(1,056,408)	$25,389

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	3,901,348	$7,874	153,037,286	$1,175,181	$156,454	$(262)	$(1,121,858)	$209,515
Issuance of ordinary shares pursuant to the “at-the-market” equity program, net	—	—	97,375	1,262	—	—	—	1,262
Share-based compensation	—	—	—	—	4,953	—	—	4,953
Vesting of RSUs	—	—	18,019	—	—	—	—	—
Option exercises	—	—	853,881	2,451	—	—	—	2,451
Issuance of ordinary shares under the ESPP	—	—	86,752	442	—	—	—	442
Other comprehensive income	—	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	—	(46,878)	(46,878)
Balance at March 31, 2025	3,901,348	$7,874	154,093,313	$1,179,336	$161,407	$(204)	$(1,168,736)	$171,803

The accompanying notes are an integral part of the unaudited consolidated financial statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(46,878)	$(31,558)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right-of-use assets	1,289	1,135
Depreciation of property and equipment	875	1,042
Share-based compensation expense	4,953	2,881
Changes in operating assets and liabilities:
Accounts receivable	1,422	21,086
Prepaid expenses	1,482	(1,227)
Other assets	118	(1,394)
Accounts payable	(2,052)	(1,068)
Accrued expenses and other current liabilities	(13,268)	(10,207)
Deferred revenue	(9,175)	(12,538)
Operating lease liabilities	(1,805)	(1,584)
Net cash used in operating activities	(63,039)	(33,432)
Cash flows from investing activities
Purchases of property and equipment	(165)	(417)
Net cash used in investing activities	(165)	(417)
Cash flows from financing activities
Proceeds from the issuance of ordinary shares, net of offering costs	—	14,038
Proceeds from issuance of ordinary shares pursuant to the “at-the-market” equity program, net of offering costs	1,262	—
Proceeds from the exercise of share options	2,451	123
Proceeds from the ESPP	442	349
Net cash provided by financing activities	4,155	14,510
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	58	(74)
Net decrease in cash, cash equivalents, and restricted cash	(58,991)	(19,413)
Cash, cash equivalents, and restricted cash, beginning of period	305,838	204,050
Cash, cash equivalents, and restricted cash, end of period	$246,847	$184,637

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Wave Life Sciences Ltd.

Notes to Unaudited Consolidated Financial Statements

1. THE COMPANY

Organization

Wave Life Sciences Ltd. (together with its subsidiaries, “Wave” or the “Company”) is a clinical-stage biotechnology company focused on unlocking the broad potential of ribonucleic acid (“RNA”) medicines (also known as oligonucleotides), or those targeting RNA, to transform human health. Wave’s RNA medicines platform, PRISM, combines multiple modalities, chemistry innovation and deep insights into human genetics to deliver scientific breakthroughs that treat both rare and common disorders. The Company’s toolkit of RNA-targeting modalities includes RNA editing, splicing, silencing using RNA interference (“siRNA”) and antisense silencing, providing the Company with unique capabilities for designing and sustainably delivering candidates that optimally address disease biology. The Company’s diversified pipeline includes clinical programs in obesity, alpha-1 antitrypsin deficiency (“AATD”), Duchenne muscular dystrophy (“DMD”), and Huntington’s disease (“HD”), as well as several preclinical programs utilizing its versatile RNA medicines platform.

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

As of March 31, 2025, the Company had cash and cash equivalents of $243.1 million. The Company expects that its existing cash and cash equivalents will be sufficient to fund its operations for at least the next twelve months. The Company has based this expectation on the best information available, however the Company may use its available capital resources sooner than it currently expects. If the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be further reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. In addition, the Company may elect to raise additional funds before it needs them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if the Company expects it has sufficient funds for its current or future operating plans.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 4, 2025, as amended (the “2024 Annual Report on Form 10-K”), have had no material changes during the three months ended March 31, 2025.

Unaudited Interim Financial Data

The accompanying interim consolidated balance sheet as of March 31, 2025, the related interim consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, the consolidated statements of Series A preferred shares and shareholders’ equity for the three months ended March 31, 2025 and 2024, the consolidated statements of cash flows for the three months ended March 31, 2025 and 2024, and the related interim information contained within the notes to the unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three months ended March 31, 2025 and 2024 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three months ended March 31, 2025 and 2024. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other interim period or future year or period.

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Accrued compensation	$4,459	$15,358
Accrued expenses related to CROs and CMOs	1,718	4,551
Accrued expenses and other current liabilities	1,636	1,172
Total accrued expenses and other current liabilities	$7,813	$21,081

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

During the three months ended March 31, 2025, the Company granted an aggregate of 3,441,425 options and 991,915 time-based RSUs to employees and non-employee directors.

As of March 31, 2025, 2,740,481 ordinary shares remained available for future grant under the 2021 Plan.

The table below shows the options and RSUs outstanding as of March 31, 2025 and 2024.

	As of March 31, 2025
	2025	2024
Options to purchase ordinary shares	21,938,718	20,061,152
RSUs	1,786,211	635,323

The Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan, as amended (the “ESPP”), allows full-time and certain part-time employees to purchase the Company’s ordinary shares at a discount to fair market value. Eligible employees may enroll in a six-month offering period beginning every January 15th and July 15th. Ordinary shares are purchased at a price equal to 85% of the lower of the fair market value of the Company’s ordinary shares on the first business day or the last business day of an offering period. The aggregate number of ordinary shares authorized for issuance under the ESPP was originally 1,000,000 and was subsequently increased to 3,000,000 in August 2023. During the three months ended March 31, 2025, 86,752 ordinary shares were issued under the ESPP. As of March 31, 2025, there were 2,227,250 ordinary shares available for issuance under the ESPP.

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

The GSK Collaboration Agreement has three components: (1) a discovery collaboration which enables the Company to advance up to three programs leveraging targets informed by GSK’s novel genetic insights (“Wave’s Collaboration Programs”); (2) a discovery collaboration which enables GSK to advance up to eight programs leveraging PRISM and the Company’s oligonucleotide expertise and discovery capabilities (the “Discovery Research Collaboration”); and (3) an exclusive global license for GSK to WVE-006, the Company’s AATD program, that uses the Company’s proprietary AIMer technology (the "AATD Collaboration"). The Company will be responsible for preclinical, regulatory, manufacturing, and clinical activities for WVE-006 through the initial Phase 1/2 study, at the Company’s sole cost. Thereafter, GSK will be responsible for advancing WVE-006 through pivotal studies, registration, and global commercialization at GSK’s sole cost.

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

Under the GSK Collaboration Agreement, GSK can advance up to eight programs leveraging the Company’s PRISM platform and multiple RNA-targeting modalities (RNA editing, splicing, siRNA, and antisense) with target validation work ongoing across multiple therapy areas. GSK selected its first two programs to advance to development candidates following achievement of target validation in the three months ended June 30, 2024. These programs utilize the Company’s next generation GalNAc-siRNA format and are in hepatology. Under the GSK Collaboration Agreement, GSK was required to provide an aggregate initiation payment of $12.0 million to the Company for these two oligonucleotide programs, which was received during the three months ended June 30, 2024.

The following table summarizes the allocation of the total transaction price to the identified performance obligation under the GSK Collaboration Agreement, and the amount of the transaction price unsatisfied as of March 31, 2025 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied (1)
Performance Obligations:
AATD Collaboration	$156,778	$51,891
Discovery Research Collaboration	18,122	12,997
GSK Collaboration Programs	12,000	9,562
Total	$186,900	$74,450

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

For the three months ended March 31, 2025 and 2024,the Company recognized revenue of $9.2 million and $12.3 million, respectively, under the GSK Collaboration Agreement using the input method described above.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue on March 31, 2025 is approximately $62.9 million, of which approximately $57.3 million was included in current liabilities and approximately $5.6 million was included in long-term liabilities. The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue on December 31, 2024 was approximately $72.1 million, of which approximately $66.0 million is included in current liabilities and $6.1 million is included in long-term liabilities.

Takeda Collaboration (expired in October 2024)

In February 2018, the Company entered into a global strategic collaboration with Takeda Pharmaceutical Company Limited (“Takeda”), pursuant to which the Company agreed to collaborate with Takeda on the research, development and commercialization of oligonucleotide therapeutics for disorders of the central nervous system (“CNS”), (“the “Takeda Collaboration Agreement”). On October 11, 2024, the Company was notified by Takeda that Takeda did not intend to exercise and therefore elected to terminate its option for the HD target under the collaboration. As HD was the last active collaboration target under the collaboration, the collaboration expired with immediate effect. As a result of the option termination, the Company is now free to advance WVE-003, its clinical-stage HD program, as well as any other programs targeting Huntingtin (“HTT”), independently or with other partners.

During the three months ended March 31, 2025 and 2024, the Company recognized no revenue and revenue of $0.3 million, respectively, under the Takeda Collaboration Agreement in the Company’s consolidated statements of operations and comprehensive loss.

6. NET LOSS PER ORDINARY SHARE

In connection with the underwritten public offering that the Company completed in September 2024, the Company sold pre-funded warrants to purchase up to 1,875,023 ordinary shares, which are included in the total vested and exercisable pre-funded warrants (the “Pre-Funded Warrants”). As of March 31, 2025, there were 8,968,679 vested and exercisable Pre-Funded Warrants outstanding to purchase ordinary shares for the exercise price of $0.0001 per share, provided that, unless and until the Company obtains shareholder approval for the issuance of the shares underlying the Pre-Funded Warrants, a holder will not be entitled to exercise any portion of any Pre-Funded Warrant, which, upon giving effect to such exercise, would cause (i) the aggregate number of our ordinary shares beneficially owned by the holder (together with its affiliates) to exceed 4.99% (or at the election of such holder, 9.99% or 19.99%) of the number of our ordinary shares outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed 4.99% (or at the election of such holder, 9.99% or 19.99%) of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrants. The Pre-Funded Warrants are included in the weighted-average shares outstanding used in the calculation of basic net loss per share as the exercise price is negligible and the warrants are fully vested and exercisable.

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

The following potential ordinary shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31, 2025
	2025	2024
Options to purchase ordinary shares	21,938,718	20,061,152
RSUs	1,786,211	635,323

7. INCOME TAXES

During the three months ended March 31, 2025 and 2024, the Company recorded no income tax benefit or provision. The Company maintained a full valuation allowance for the three months ended March 31, 2025 and 2024 in all jurisdictions due to uncertainty regarding future taxable income.

8. GEOGRAPHIC DATA

Substantially all of the Company’s long-lived assets were located in the United States as of March 31, 2025 and December 31, 2024.

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
•
In April 2023, the Company engaged Shin Nippon Biomedical Laboratories Ltd. (“SNBL”), one of the Company’s shareholders, to provide approximately $3.0 million in certain non-human primate contract research services to the Company. During the three months ended March 31, 2025 and 2024, the Company made a payment of $0.1 million and no payment to SNBL, respectively. Through March 31, 2025, the Company has paid $2.4 million to SNBL for the aforementioned NHP contract research services.

10. SEGMENT INFORMATION

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company operates as a single reporting segment, focused on developing its proprietary RNA medicines platform, PRISM, to develop and commercialize a broad pipeline of RNA medicines in a variety of therapeutic areas. Consistent with the Company’s operational structure, the Company’s chief executive officer (“CEO”), as the CODM, manages and allocates resources on a consolidated basis at the global corporate level. The results of our operations are reported on a consolidated basis for purposes of segment reporting. The CEO uses consolidated net loss that is reported on the consolidated statements of operations and comprehensive loss for the purposes of assessing performance, allocating resources and planning, monitoring budget versus actual results, and forecasting future periods.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company's single reporting segment. A reconciliation to consolidated operating expenses as our single segment operating loss for the three months ended March 31, 2025 and 2024 is included in the table below:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Research and development expenses:
AATD program	$1,446	$3,193
INHBE program	2,539	735
DMD program	3,038	3,051
HD program	1,167	2,379
Other research and development expenses(1), including RNA editing, PRISM, others	32,432	24,089
Total research and development expenses	40,622	33,447
General and administrative expenses	18,357	13,549
Total operating expenses	$58,979	$46,996

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 4, 2025, as amended (the “2024 Annual Report on Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factor” section of our 2024 Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

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

We intentionally focus on targeting the transcriptome using oligonucleotides rather than other nucleic acid modalities such as gene therapy and DNA editing. This focus enables us to:

•
Leverage diversity of expression across cell types by modulating the many regulatory pathways that impact gene expression, including transcription, endogenous RNA interference (“RNAi”) pathways, splicing, and translation;
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

We have a robust and diverse pipeline of potential first-or best-in-class programs addressing both rare and common diseases:

•
GalNAc-conjugated oligonucleotides for hepatic and metabolic diseases including:
o
Obesity: WVE-007 is a GalNAc-conjugated siRNA targeting inhibin βE (“INHBE”);
o
AATD: WVE-006 is a GalNAc-conjugated SERPINA1 AIMer;
o
Liver disease: GalNAc-conjugated AIMer targeting PNPLA3 I148M for correction; and
o
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

We are also building a pipeline of novel AIMers. Our RNA editing capability affords us the dexterity to address both rare diseases, as well as those diseases impacting large patient populations. AIMers are designed to target single bases on an RNA transcript and recruit proteins that exist in the body, called ADAR enzymes, which naturally possess the ability to change an adenine (A) to an inosine (I), which cells read as guanine (G). This approach enables both the correction of G-to-A point mutations and the modulation of RNA to either upregulate protein expression, modify protein-protein interactions, or alter RNA folding and processing. AIMers enable simplified delivery and avoid the risk of permanent changes to the genome and irreversible off-target effects with DNA-targeting approaches. AIMers are short in length, fully chemically modified, and use our novel chemistry, which make them distinct from other ADAR-mediated editing approaches.

Our Current Programs

Additional details regarding our lead therapeutic programs are set forth below.

Obesity

WVE-007 is a GalNAc-siRNA that is designed to silence the INHBE gene to induce lipolysis (fat-burning) while preserving muscle mass to restore and maintain a healthy metabolic profile. There are approximately 175 million people in the United States and Europe living with obesity, and therapeutic options beyond GLP-1 receptor agonists are needed. GLP-1 receptor agonists lead to weight loss at the expense of muscle, suppress the general reward system, and are associated with a poor tolerability profile and 68% drop-off after one year. Heterozygous INHBE loss-of-function (“LoF”) human carriers exhibit a healthy metabolic profile, including reduced waist-to-hip ratio and reduced odds of developing type 2 diabetes or coronary artery disease, and reduction of INHBE by 50% or more is expected to restore a healthy metabolic profile. In connection with our 2023 Research and Development Day, we shared in vivo proof-of-concept data in diet-induced obesity (“DIO”) mice demonstrating INHBE silencing well beyond the anticipated 50% therapeutic threshold, which led to substantially lower body weight and reduction of visceral fat as compared to controls. These are the first data to demonstrate INHBE silencing in vivo in an animal model is consistent with the phenotypes of heterozygous loss-of-function carriers.

WVE-007 utilizes our next generation GalNAc-siRNA format. In preclinical DIO mouse models, our INHBE GalNAc-siRNA has demonstrated highly potent INHBE silencing (ED50 < 1 mg/kg), durable silencing following one, low-single digit dose supporting every-six-month or annual subcutaneous dosing in humans, weight loss with no loss of muscle mass and reduction in fat mass, with preferential effect to the visceral fat, consistent with the profile of INHBE LoF in human genetics.

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

In February 2025, we announced that we had initiated INLIGHT, the first-in-human Phase 1 clinical trial of WVE-007 in obesity. INLIGHT is enrolling adults living with overweight or obesity to assess safety, tolerability, pharmacokinetics (“PK”), biomarkers for target engagement, body weight and composition, and metabolic health. In May 2025, we announced that we completed dosing in the first and second single dose cohorts of INLIGHT. We expect to deliver clinical data from INLIGHT in the second half of 2025, including safety, tolerability and biomarkers reflective of healthy weight loss.

Alpha-1 antitrypsin deficiency (“AATD”)

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

WVE-006 is first-in-class in AATD and is the most advanced program currently in clinical development using an oligonucleotide to harness an endogenous enzyme for RNA editing. Our RestorAATion clinical program investigating WVE-006 as a treatment for AATD is comprised of two parts: RestorAATion-1, a study of healthy volunteers; and RestorAATion-2, a study in individuals with AATD who have the homozygous Pi*ZZ mutation. We have completed multi-dosing in healthy volunteers in RestorAATion-1 at a dose level greater than those planned for any cohort in RestorAATion-2. RestorAATion-2 is a Phase 1b/2a open label study designed to evaluate the safety, tolerability, pharmacodynamics (“PD”) and PK of WVE-006 in patients with AATD. The trial includes both single ascending dose (“SAD”) and multiple ascending dose (“MAD”) portions.

In October 2024, we announced positive proof-of-mechanism data from the ongoing Phase 1b/2a RestorAATion-2 study: Following a single subcutaneous dose of 200 mg of WVE-006 in the study’s first two participants, circulating wild-type M-AAT protein in plasma reached a mean of 6.9 micromolar at day 15, representing more than 60% of total AAT. Increases in neutrophil elastase inhibition from baseline were consistent with production of functional M-AAT. Mean total AAT protein increased from below the level of quantification at baseline to 10.8 micromolar at day 15, meeting the level that has historically been the basis for regulatory approval for AAT augmentation therapies. Increases in total AAT from baseline and M-AAT protein were observed as early as day 3 and through day 57. WVE-006 was well-tolerated with a favorable safety profile. All adverse events in RestorAATion-2, as well as in the RestorAATion-1 trial of healthy volunteers, were mild to moderate, with no serious adverse events (“SAEs”) reported. These data were the first-ever clinical demonstration of RNA editing in humans.

Multi-dosing is ongoing in the first cohort of RestorAATion-2, where patients with AATD who have the homozygous Pi*ZZ mutation are receiving 200 mg subcutaneous doses of WVE-006 every other week. Dosing is underway in the second single dose cohort of RestorAATion-2 at 400 mg. We expect to share data from the complete 200 mg multidose and single dose cohorts in the third quarter of 2025, and data from the complete 400 mg single dose cohort in the fall of 2025.

GlaxoSmithKline Intellectual Property (No. 3) (“GSK”) has an exclusive global license for WVE-006, with clinical development and commercial responsibilities transitioning to GSK after we complete the RestorAATion trial. Under the terms of the collaboration, we are eligible to receive up to $525 million in development, launch, and commercial milestone payments, as well as double-digit tiered royalties up to the high teens, as a percentage of net sales for WVE-006. In December 2023, we announced that we achieved the first WVE-006 milestone in our collaboration with GSK, resulting in a $20 million payment.

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

Duchenne muscular dystrophy (“DMD”)

In DMD, we are advancing WVE-N531, which is designed to skip exon 53 within the dystrophin gene – a therapeutic approach that would address approximately 8-10% of DMD cases. WVE-N531 is designed to cause the cellular splicing machinery to skip over exon 53 during pre-mRNA processing, which restores the dystrophin mRNA reading frame and enables production of a truncated, but functional, dystrophin protein. Exon skipping produces dystrophin from the endogenous dystrophin gene (not micro or mini dystrophin expressed from a foreign vector), under the control of native gene-regulatory elements, resulting in physiological control over its expression. WVE-N531 is our first splicing candidate incorporating PN backbone (“PN”) chemistry to be assessed in the clinic. In the third quarter of 2024, the U.S. Food and Drug Administration (“FDA”) granted Rare Pediatric Disease Designation and Orphan Drug Designation to WVE-N531.

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

In September 2024, we announced positive interim data from our Phase 2 FORWARD-53 open-label study (“Part B”) of eleven boys amenable to exon 53 skipping (age 5-11; 10 ambulatory and 1 non-ambulatory). The interim analysis was conducted after 24 weeks of 10 mg/kg of WVE-N531 dosed every two weeks. WVE-N531 appeared safe and well tolerated. We observed mean muscle content-adjusted dystrophin expression of 9.0% and unadjusted dystrophin of 5.5%, with high consistency across participants, in a prespecified analysis of ambulatory participants.

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

In March 2025, we announced positive data from the FORWARD-53 trial of WVE-N531, including biopsy data from eight boys with available biopsies at 24 and 48 weeks, as well as safety and functional outcome assessments for all participants. The results were analyzed after 48 weeks of 10 mg/kg of WVE-N531 dosed every two weeks and key highlights included:

-
Statistically significant and clinically meaningful improvement of 3.8 seconds in Time-to-Rise vs. natural history with largest effect observed relative to any approved dystrophin restoration therapy at 48 weeks; additional functional benefits observed in other outcome measures including NSAA.
-
First-ever demonstration of substantial improvements in muscle health with exon skipping – statistically significant reduction in fibrosis driven by decreases in inflammation and necrosis, coupled with transition from regenerative to mature muscle; decreases in creatine kinase and circulating inflammatory biomarkers.
-
Dystrophin expression stabilized between 24 and 48 weeks and averaged 7.8%, with 88% of boys above 5% average dystrophin.
-
WVE-N531 remains safe and well-tolerated with no SAEs observed.

Also in March 2025, we announced that we met with the FDA on WVE-N531 to discuss our interim 24-week data and initial plans for the confirmatory trial, where the FDA confirmed that the accelerated approval pathway using dystrophin expression as a surrogate endpoint remains open.

All participants in FORWARD-53 elected to advance to the extension portion of the clinical trial, which is currently ongoing with boys receiving monthly doses of WVE-N531. To augment monthly data and ensure a monthly regimen at a potential launch, we are also expanding FORWARD-53 to include additional boys who will be dosed monthly.

We plan to file a New Drug Application in 2026 to support accelerated approval of WVE-N531 with monthly dosing. We also expect to submit clinical trial applications for other exon skipping programs in 2026.

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

The SELECT-HD trial was a global, multicenter, randomized, double-blind, placebo-controlled Phase 1b/2a clinical trial to assess the safety and tolerability of WVE-003 in people with a confirmed diagnosis of HD who are in the early stages of the disease and carry SNP3 in association with their cytosine-adenine-guanine expansion. Additional objectives included assessing pharmacokinetics and exploratory PD and clinical endpoints.

In June 2024, we announced positive clinical data from the Phase 1b/2a SELECT-HD study of WVE-003. Results from the multi-dose portion of the trial, which evaluated three doses of 30mg WVE-003 administered every eight weeks, showed clear translation of target engagement to clinic with statistically significant, potent, durable and allele-selective reductions in cerebrospinal fluid (“CSF”) mHTT of up to 46% and preservation of healthy protein. This cohort also revealed a statistically significant correlation between mHTT reductions and slowing of caudate atrophy, indicating a potential benefit of allele-selective mHTT reductions. Structural brain magnetic resonance imaging (“MRI”) changes such as caudate atrophy are well-characterized measures of disease progression and neurodegeneration in HD. WVE-003 was generally safe and well-tolerated, with mild-to-moderate adverse events and no SAEs. In November 2024, five months after a patient completed their final safety visit, an SAE was reported that we assessed to be not-related to WVE-003.

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

Discovery Pipeline

We are advancing new targets across multiple disease areas to expand our pipeline of wholly owned programs. Our compelling preclinical data indicate our oligonucleotides can distribute to various tissues and cells without complex delivery vehicles, enabling us to address a wide variety of diseases, including pulmonary and renal diseases. Within RNA editing, we have demonstrated clinically that we can address monogenic diseases by restoring healthy protein function for the treatment of AATD. Building on our work in AATD, we have shown our ability to correct single variants to restore wild-type protein function or to increase the stability of the mRNA transcript to upregulate protein levels. Utilizing our proprietary “edit-verse,” which is powered by genetic datasets and deep learning models, we have identified several RNA editing targets in indications that leverage easily accessible biomarkers, offer efficient paths to proof-of-concept in humans, and represent meaningful commercial opportunities.

Our wholly owned discovery-stage pipeline includes hepatic and extra hepatic targets, including three RNA editing programs in liver that leverage GalNAc conjugates and have efficient clinical paths to proof-of-concept.

-
PNPLA3, which uses mRNA correction to restore the heterozygous phenotype for those at high risk for genetically defined liver disease. Homozygous PNPLA3-I148M carriers are at high risk for a variety of liver diseases and there are more than nine million impacted individuals in the United States and Europe.
-
LDLR and APOB, which utilize first-in-class mRNA upregulation and mRNA correction approaches, respectively, to achieve target low-density lipoprotein cholesterol (LDL-c) levels in people with heterozygous familial hypercholesterolemia. Combined, LDLR and APOB AIMers could address approximately one million people living with HeFH in the United States and Europe. LDLR upregulation also offers significant expansion opportunities in people with statin intolerance or prior cardiovascular events which represent approximately 30 million individuals in the United States and Europe.

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

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss for the three months ended March 31, 2025 and 2024 was $46.9 million and $31.6 million, respectively. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $1,168.7 million and $1,121.9 million, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Other Income, Net

Other income, net is comprised primarily of interest income on cash and cash equivalents and refundable tax credits from tax authorities. We recognize refundable tax credits when there is reasonable assurance that we will comply with the requirements of the refundable tax credit and that the refundable tax credit will be received.

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

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Revenue	$9,175	$12,538	$(3,363)
Operating expenses:
Research and development	40,622	33,447	7,175
General and administrative	18,357	13,549	4,808
Total operating expenses	58,979	46,996	11,983
Loss from operations	(49,804)	(34,458)	(15,346)
Total other income, net	2,926	2,900	26
Loss before income taxes	(46,878)	(31,558)	(15,320)
Income tax benefit (provision)	—	—	—
Net loss	$(46,878)	$(31,558)	$(15,320)

Revenue

Revenue for the three months ended March 31, 2025 was $9.2 million and is comprised of revenue earned under the GSK Collaboration Agreement. Revenue for the three months ended March 31, 2024 was $12.5 million and is comprised of revenue earned under the GSK Collaboration Agreement and the Takeda Collaboration Agreement. The year-over-year change in revenue was primarily driven by the decrease in revenue recognized under the GSK Collaboration Agreement with a slight decrease in revenue under the Takeda Collaboration Agreement.

Research and Development Expenses

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
AATD program	$1,446	$3,193	$(1,747)
INHBE program	2,539	735	1,804
DMD program	3,038	3,051	(13)
HD program	1,167	2,379	(1,212)
Other research and development expenses(1), including RNA editing, PRISM, others	32,432	24,089	8,343
Total research and development expenses	$40,622	$33,447	$7,175
(1)
Includes expenses related to discovery and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $40.6 million for the three months ended March 31, 2025, compared to $33.4 million for the three months ended March 31, 2024. The increase of approximately $7.2 million was due to the following:

•
a decrease of $1.7 million in external expenses related to our AATD program, WVE-006 (RNA editing);
•
a decrease in external expenses related to our DMD program, including WVE-N531 (splicing);
•
a decrease of $1.2 million in external expenses related to our HD program, including WVE-003 (silencing);
•
an increase of $1.8 million in external expenses related to our INHBE program, including WVE-007 (siRNA); and
•
an increase of approximately $8.3 million in other research and development expenses(1), including RNA editing, PRISM, and other internal and external research and development expenses that are not allocated on a program-by-program basis or are related to other discovery and development programs, and the identification of potential drug discovery candidates, mainly due to increases in compensation-related expenses and in other external research and development expenses.

General and Administrative Expenses

General and administrative expenses were $18.4 million for the three months ended March 31, 2025, as compared to approximately $13.5 million for the three months ended March 31, 2024. The increase of approximately $4.9 million was primarily driven by increases in compensation related expenses and other external expenses.

Other Income, Net

Other income, net for each of the three months ended March 31, 2025 and 2024 was $2.9 million, and consisted primarily of interest income on cash and cash equivalents.

Income Tax Benefit (Provision)

During the three months ended March 31, 2025 and 2024, we recorded no income tax benefit or provision. We maintained a full valuation allowance for the three months ended March 31, 2025 and 2024 in all jurisdictions due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net operating losses. To date, we have primarily funded our operations through public and other registered offerings of our ordinary shares and other securities, collaborations with third parties and private placements of debt and equity securities. Through March 31, 2025, we have received an aggregate of approximately $1,582.4 million in net proceeds from these transactions, consisting of $979.1 million in net proceeds from public and other registered offerings of our ordinary shares and other securities, $514.0 million from our collaborations and $89.3 million in net proceeds from private placements of our debt and equity securities.

As of March 31, 2025, we had cash and cash equivalents totaling $243.1 million, restricted cash of $3.8 million and an accumulated deficit of $1,168.7 million.

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

Our operating lease commitments as of March 31, 2025 total approximately $26.7 million, of which approximately $7.2 million is related to payments in 2025 and approximately $19.5 million is related to payments beyond 2025.

On November 12, 2024, we filed a shelf registration statement on Form S-3ASR with the SEC for which we registered for sale an indeterminate amount of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the “2024 WKSI Shelf”. Our 2024 WKSI Shelf includes a prospectus covering up to an aggregate of $250.0 million in ordinary shares that we are able to issue and sell from time to time, through Jefferies LLC acting as our sales agent, pursuant to the Open Market Sale Agreement, dated May 10, 2019, as amended by Amendment No. 1, dated as of March 2, 2020, Amendment No. 2, dated as of March 3, 2022, and Amendment No. 3, dated November 12, 2024, for our “at-the-market” equity program. For the three months ended March 31, 2025, we received $1.3 million in net proceeds from sales of ordinary shares under our “at-the-market" equity program.

Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our cash flow activity:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(63,039)	$(33,432)
Net cash used in investing activities	(165)	(417)
Net cash provided by financing activities	4,155	14,510
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	58	(74)
Net decrease in cash, cash equivalents, and restricted cash	$(58,991)	$(19,413)

Operating Activities

During the three months ended March 31, 2025, operating activities used $63.0 million of cash, due to our net loss of $46.9 million and by changes in operating assets and liabilities of $23.3 million, offset by non-cash charges of $7.1 million. The largest changes in operating assets and liabilities were the $13.3 million decrease in accrued expenses and other current liabilities and the $9.2 million decrease in deferred revenue.

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

Investing Activities

During the three months ended March 31, 2025, investing activities used $0.2 million of cash, related to purchases of property and equipment.

During the three months ended March 31, 2024, investing activities used $0.4 million of cash, related to purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities was $4.2 million, which was primarily due to $2.5 million in proceeds from the exercise of share options and $1.3 million in net proceeds from sales under our “at-the-market” equity program.

During the three months ended March 31, 2024, net cash provided by financing activities was $14.5 million, primarily due to the $14.0 million in net proceeds from the January 2024 exercise of the underwriters’ option to purchase an additional 3,000,000 shares under our underwritten offering completed in December 2023.

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

Foreign Currency Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial conditions, our results of operations or our cash flows. For the three months ended March 31, 2025 and 2024, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” that appear in Item 1A of our 2024 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds

Recent Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, certain of our officers (as defined in Rule 16a-1(f) of the Exchange Act) entered into contracts, instructions or written plans (each, a “Rule 10b5-1 Trading Plan” and collectively, the “Rule 10b5-1 Trading Plans”) for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We describe the material terms of these Rule 10b5-1 Trading Plans below.

On March 13, 2025, Kyle Moran, CFA, our Chief Financial Officer, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 296,000 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Mr. Moran’s Rule 10b5-1 Trading Plan is active until March 16, 2026, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

On March 13, 2025, Aik Na Tan, a member of our board of directors, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 156,345 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Ms. Tan’s Rule 10b5-1 Trading Plan is active until September 15, 2025, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

On March 13, 2025, Gregory Verdine, Ph.D., a member of our board of directors, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 60,000 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Dr. Verdine’s Rule 10b5-1 Trading Plan is active until December 31, 2025, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

On March 13, 2025, Heidi Wagner, a member of our board of directors, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 97,500 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Ms. Wagner’s Rule 10b5-1 Trading Plan is active until March 1, 2026, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

Except as disclosed above, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended March 31, 2025.

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

WAVE LIFE SCIENCES LTD.

Date: May 8, 2025	By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Kyle Moran
Kyle Moran
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)