Form 10-Q
period 2025-06-30
Wave Life Sciences Ltd.
filed 2025-07-30
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of outstanding ordinary shares of the registrant as of July 24, 2025 was 159,140,460.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$208,481	$302,078
Accounts receivable	1,617	1,422
Prepaid expenses	6,700	9,544
Other current assets	6,758	7,350
Total current assets	223,556	320,394
Long-term assets:
Property and equipment, net of accumulated depreciation of $47,918 and $46,329 as of June 30, 2025 and December 31, 2024, respectively	9,037	10,128
Operating lease right-of-use assets	15,250	17,870
Restricted cash	3,784	3,760
Other assets	728	55
Total long-term assets	28,799	31,813
Total assets	$252,355	$352,207
Liabilities, Series A preferred shares, and shareholders’ equity
Current liabilities:
Accounts payable	$14,664	$16,262
Accrued expenses and other current liabilities	13,026	21,081
Current portion of deferred revenue	51,582	65,972
Current portion of operating lease liability	8,136	7,638
Total current liabilities	87,408	110,953
Long-term liabilities:
Deferred revenue, net of current portion	4,232	6,099
Operating lease liability, net of current portion	13,575	17,766
Total long-term liabilities	17,807	23,865
Total liabilities	$105,215	$134,818
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at June 30, 2025 and December 31, 2024	$7,874	$7,874
Shareholders’ equity:
Ordinary shares, no par value; 155,673,292 and 153,037,286 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	$1,191,029	$1,175,181
Additional paid-in capital	167,603	156,454
Accumulated other comprehensive loss	(161)	(262)
Accumulated deficit	(1,219,205)	(1,121,858)
Total shareholders’ equity	$139,266	$209,515
Total liabilities, Series A preferred shares, and shareholders’ equity	$252,355	$352,207

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$8,699	$19,692	$17,874	$32,230
Operating expenses:
Research and development	43,469	40,393	84,091	73,840
General and administrative	17,989	14,296	36,346	27,845
Total operating expenses	61,458	54,689	120,437	101,685
Loss from operations	(52,759)	(34,997)	(102,563)	(69,455)
Other income, net:
Interest income	2,372	2,092	5,247	4,627
Other income (expense), net	(82)	(18)	(31)	347
Total other income, net	2,290	2,074	5,216	4,974
Loss before income taxes	(50,469)	(32,923)	(97,347)	(64,481)
Income tax benefit (provision)	—	—	—	—
Net loss	$(50,469)	$(32,923)	$(97,347)	$(64,481)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.31)	$(0.25)	$(0.60)	$(0.50)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	163,987,640	129,527,003	163,266,106	129,399,340
Other comprehensive loss:
Net loss	$(50,469)	$(32,923)	$(97,347)	$(64,481)
Foreign currency translation	43	(81)	101	(155)
Comprehensive loss	$(50,426)	$(33,004)	$(97,246)	$(64,636)

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

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CONTINUED

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	3,901,348	$7,874	153,037,286	$1,175,181	$156,454	$(262)	$(1,121,858)	$209,515
Issuance of ordinary shares pursuant to the “at-the-market” equity program, net	—	—	97,375	1,262	—	—	—	1,262
Share-based compensation	—	—	—	—	4,953	—	—	4,953
Vesting of RSUs	—	—	18,019	—	—	—	—	—
Option exercises	—	—	853,881	2,451	—	—	—	2,451
Issuance of ordinary shares under the ESPP	—	—	86,752	442	—	—	—	442
Other comprehensive income	—	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	—	(46,878)	(46,878)
Balance at March 31, 2025	3,901,348	$7,874	154,093,313	$1,179,336	$161,407	$(204)	$(1,168,736)	$171,803
Issuance of ordinary shares pursuant to the “at-the-market” equity program, net	—	—	1,388,934	11,099	—	—	—	11,099
Share-based compensation	—	—	—	—	6,196	—	—	6,196
Vesting of RSUs	—	—	40,270	—	—	—	—	—
Option exercises	—	—	150,775	594	—	—	—	594
Other comprehensive income	—	—	—	—	—	43	—	43
Net loss	—	—	—	—	—	—	(50,469)	(50,469)
Balance at June 30, 2025	3,901,348	$7,874	155,673,292	$1,191,029	$167,603	$(161)	$(1,219,205)	$139,266

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(97,347)	$(64,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	2,620	2,308
Depreciation of property and equipment	1,740	2,041
Share-based compensation expense	11,149	6,366
Changes in operating assets and liabilities:
Accounts receivable	(195)	19,796
Prepaid expenses	2,844	(2,235)
Other assets	(81)	(1,400)
Accounts payable	(1,776)	5,039
Accrued expenses and other current liabilities	(8,055)	(6,151)
Deferred revenue	(16,257)	(18,940)
Operating lease liabilities	(3,693)	(3,243)
Net cash used in operating activities	(109,051)	(60,900)
Cash flows from investing activities
Purchases of property and equipment	(471)	(469)
Net cash used in investing activities	(471)	(469)
Cash flows from financing activities
Proceeds from the issuance of ordinary shares, net of offering costs	—	14,038
Proceeds from issuance of ordinary shares pursuant to the “at-the-market” equity program, net of offering costs	12,361	547
Proceeds from the exercise of share options	3,045	229
Proceeds from the ESPP	442	349
Net cash provided by financing activities	15,848	15,163
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	101	(155)
Net decrease in cash, cash equivalents, and restricted cash	(93,573)	(46,361)
Cash, cash equivalents, and restricted cash, beginning of period	305,838	204,050
Cash, cash equivalents, and restricted cash, end of period	$212,265	$157,689

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Wave Life Sciences Ltd.

Notes to Unaudited Consolidated Financial Statements

1. THE COMPANY

Organization

Wave Life Sciences Ltd. (together with its subsidiaries, “Wave” or the “Company”) is a clinical-stage biotechnology company focused on unlocking the broad potential of ribonucleic acid (“RNA”) medicines (also known as oligonucleotides), or those targeting RNA, to transform human health. Wave’s RNA medicines platform, PRISM®, combines multiple modalities, chemistry innovation and deep insights into human genetics to deliver scientific breakthroughs that treat both rare and common disorders. The Company’s toolkit of RNA-targeting modalities includes RNA editing, splicing, silencing using RNA interference (“siRNA”) and antisense silencing, providing the Company with unique capabilities for designing and sustainably delivering candidates that optimally address disease biology. The Company’s diversified pipeline includes clinical programs in obesity, alpha-1 antitrypsin deficiency (“AATD”), Duchenne muscular dystrophy (“DMD”), and Huntington’s disease (“HD”), as well as several preclinical programs utilizing its versatile RNA medicines platform.

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

As of June 30, 2025, the Company had cash and cash equivalents of $208.5 million. Subsequent to June 30, 2025, the Company received $24.9 million in net proceeds under its “at-the-market” equity program. The Company expects that its existing cash and cash equivalents will be sufficient to fund its operations for at least the next twelve months. The Company has based this expectation on the best information available, however the Company may use its available capital resources sooner than it currently expects. If the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be further reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. In addition, the Company may elect to raise additional funds before it needs them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if the Company expects it has sufficient funds for its current or future operating plans.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 4, 2025, as amended (the “2024 Annual Report on Form 10-K”), have had no material changes during the six months ended June 30, 2025.

Unaudited Interim Financial Data

The accompanying interim consolidated balance sheet as of June 30, 2025, the related interim consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, the consolidated statements of Series A preferred shares and shareholders’ equity (deficit) for the three months ended March 31 and June 30, 2025 and 2024, the consolidated statements of cash flows for the six months ended June 30, 2025 and 2024, and the related interim information contained within the notes to the unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2025 and 2024 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2025 and 2024. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other interim period or future year or period.

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Accrued compensation	$8,838	$15,358
Accrued expenses related to CROs and CMOs	3,176	4,551
Accrued expenses and other current liabilities	1,012	1,172
Total accrued expenses and other current liabilities	$13,026	$21,081

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

During the six months ended June 30, 2025, the Company granted an aggregate of 3,942,375 options and 1,092,390 time-based RSUs to employees and non-employee directors.

As of June 30, 2025, 2,403,076 ordinary shares remained available for future grant under the 2021 Plan.

The table below shows the options and RSUs outstanding as of June 30, 2025 and 2024.

	As of June 30,
	2025	2024
Options to purchase ordinary shares	22,043,539	20,574,934
RSUs	1,827,750	660,750

The Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan, as amended (the “ESPP”), allows full-time and certain part-time employees to purchase the Company’s ordinary shares at a discount to fair market value. Eligible employees may enroll in a six-month offering period beginning every January 15th and July 15th. Ordinary shares are purchased at a price equal to 85% of the lower of the fair market value of the Company’s ordinary shares on the first business day or the last business day of an offering period. The aggregate number of ordinary shares authorized for issuance under the ESPP was originally 1,000,000 and was subsequently increased to 3,000,000 in August 2023. During the six months ended June 30, 2025, 86,752 ordinary shares were issued under the ESPP. As of June 30, 2025, there were 2,227,250 ordinary shares available for issuance under the ESPP.

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

The following table summarizes the allocation of the total transaction price to the identified performance obligation under the GSK Collaboration Agreement, and the amount of the transaction price unsatisfied as of June 30, 2025 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied (1)
Performance Obligations:
AATD Collaboration	$156,778	$45,000
Discovery Research Collaboration	18,574	12,687
GSK Collaboration Programs	12,000	8,516
Total	$187,352	$66,203

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

During the year ended December 31, 2023, the Company achieved a developmental milestone which pertained to the initiation of dosing in healthy volunteers in the RestorAATion clinical trial program, triggering a $20.0 million milestone payment to the Company from GSK, which was collected in the first quarter of 2024.

For the three months ended June 30, 2025 and 2024, the Company recognized revenue of $8.7 million and $19.1 million, respectively, under the GSK Collaboration Agreement using the input method described above. For the six months ended June 30, 2025 and 2024, the Company recognized revenue of $17.9 million and $31.4 million, respectively, using the input method described above. Through June 30, 2025, the Company had recognized collaboration revenue of $121.1 million under the GSK Collaboration Agreement in the Company’s consolidated statements of operations and comprehensive loss.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue on June 30, 2025 is approximately $55.8 million, of which approximately $51.6 million was included in current liabilities and approximately $4.2 million was included in long-term liabilities. The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue on December 31, 2024 was approximately $72.1 million, of which approximately $66.0 million is included in current liabilities and $6.1 million is included in long-term liabilities.

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

During the three months ended June 30, 2025 and 2024, the Company recognized no revenue and revenue of $0.6 million, respectively, and during the six months ended June 30, 2025 and 2024, the Company recognized no revenue and $0.8 million, respectively, under the Takeda Collaboration Agreement in the Company’s consolidated statements of operations and comprehensive loss.

6. NET LOSS PER ORDINARY SHARE

In connection with the underwritten public offering that the Company completed in September 2024, the Company sold pre-funded warrants to purchase up to 1,875,023 ordinary shares, which are included in the total vested and exercisable pre-funded warrants (the “Pre-Funded Warrants”). As of June 30, 2025, there were 8,968,679 vested and exercisable Pre-Funded Warrants outstanding to purchase ordinary shares for the exercise price of $0.0001 per share, provided that, unless and until the Company obtains shareholder approval for the issuance of the shares underlying the Pre-Funded Warrants, a holder will not be entitled to exercise any portion of any Pre-Funded Warrant, which, upon giving effect to such exercise, would cause (i) the aggregate number of our ordinary shares beneficially owned by the holder (together with its affiliates) to exceed 4.99% (or at the election of such holder, 9.99% or 19.99%) of the number of our ordinary shares outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed 4.99% (or at the election of such holder, 9.99% or 19.99%) of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrants. The Pre-Funded Warrants are included in the weighted-average shares outstanding used in the calculation of basic net loss per share as the exercise price is negligible and the warrants are fully vested and exercisable.

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

The following potential ordinary shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2025	2024
Options to purchase ordinary shares	22,043,539	20,574,934
RSUs	1,827,750	660,750

7. INCOME TAXES

During the six months ended June 30, 2025 and 2024, the Company recorded no income tax benefit or provision. The Company maintained a full valuation allowance for the three and six months ended June 30, 2025 and 2024 in all jurisdictions due to uncertainty regarding future taxable income.

On July 4, 2025, H.R. 1 (the “Act”), formerly known as the One Big Beautiful Bill Act, was signed into law in the United States, introducing changes to U.S. federal tax provisions affecting businesses. The Act includes modifications to the capitalization of research and development expenses and to the depreciation of fixed assets. The Company is currently evaluating the full impact of the Act on its financial position, results of operations, and cash flows. However, the Company does not expect the Act to have a material effect on its financial statements. Since the Act was enacted after the close of the quarter ended June 30, 2025, its effects are not reflected in the Company’s results for the six months ended June 30, 2025.

8. GEOGRAPHIC DATA

Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2025 and December 31, 2024.

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
•
Pursuant to the terms of various service agreements with Shin Nippon Biomedical Laboratories Ltd., one of the Company’s shareholders, and its affiliates (together, “SNBL”), the Company paid SNBL $0.1 million during each of the three and six months ended June 30, 2025. During each of the three and six months ended June 30, 2024, the Company made a payment of $5 thousand to SNBL. Through June 30, 2025, the Company has paid $2.4 million to SNBL for the aforementioned various service agreements.

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

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company's single reporting segment. A reconciliation to consolidated operating expenses as our single segment operating loss for the three and six months ended June 30, 2025 and 2024 is included in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
AATD program	$1,846	$3,172	$3,292	$6,365
INHBE program	3,515	1,646	6,054	2,381
DMD program	2,681	4,051	5,719	7,101
HD program	789	3,636	1,956	6,015
Other research and development expenses(1), including RNA editing, PRISM, others	34,638	27,888	67,070	51,978
Total research and development expenses	43,469	40,393	84,091	73,840
General and administrative expenses	17,989	14,296	36,346	27,845
Total operating expenses	$61,458	$54,689	$120,437	$101,685

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

Obesity

WVE-007 is a GalNAc-siRNA that is designed to silence the INHBE gene to induce fat loss by stimulating lipolysis (fat breakdown) while preserving muscle mass to restore and maintain a healthy metabolic profile. There are approximately 175 million people in the United States and Europe living with obesity, and therapeutic options beyond GLP-1 receptor agonists are needed. GLP-1 receptor agonists lead to weight loss at the expense of muscle, suppress the general reward system, and are associated with a poor tolerability profile and high discontinuation rates. Heterozygous INHBE loss-of-function (“LoF”) human carriers exhibit a healthy metabolic profile, including reduced waist-to-hip ratio and reduced odds of developing type 2 diabetes or coronary artery disease, and reduction of INHBE by 50% or more is expected to restore a healthy metabolic profile. In connection with our 2023 Research and Development Day, we shared in vivo proof-of-concept data in diet-induced obesity (“DIO”) mice demonstrating INHBE silencing well beyond the anticipated 50% therapeutic threshold, which led to substantially lower body weight and reduction of visceral fat as compared to controls. These are the first data to demonstrate INHBE silencing in vivo in an animal model is consistent with the phenotypes of heterozygous loss-of-function carriers.

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

In DIO mice studies, we observed a weight loss effect from a single dose of our INHBE GalNAc-siRNA similar to daily subcutaneous injection of semaglutide for 28 days. We also observed a decrease in high fat diet-induced expansion of visceral adipose mass. This reduction of visceral fat mass was associated with significant shrinkage of adipocyte enlargement induced by high fat diet compared with phosphate-buffered saline (“PBS”) treatment. Collectively, these results support the restoration of healthy adipose tissue with this mechanism of action, while muscle mass was preserved. Additionally, a single dose of INHBE GalNAc-siRNA led to robust target engagement, including reduction of liver INHBE mRNA and its protein product Activin E in serum, a lipolysis suppressor that is upregulated in obesity and insulin resistance. Liver INHBE mRNA was strongly correlated with serum Activin E levels following INHBE-siRNA treatment. Infiltration of macrophages into visceral adipose was shown to be significantly decreased by a single dose of INHBE GalNAc-siRNA compared with PBS controls. INHBE GalNAc-siRNA also significantly reduced proinflammatory M1 macrophage (CD11c positive) while sustaining levels of anti-inflammatory M2 macrophages in visceral fat, indicating an overall shift away from a pro-inflammatory state. In addition, treatment with our INHBE GalNAc-siRNA prior to cessation of semaglutide treatment curtailed expected rebound weight gain. When administered as an add-on to semaglutide, a single dose of our INHBE GalNAc-siRNA doubled the weight loss observed with semaglutide alone, and this effect was sustained throughout the duration of the preclinical study.

In February 2025, we announced that we had initiated INLIGHT, the first-in-human Phase 1 clinical trial of WVE-007 (3:1 active:placebo) in obesity. INLIGHT is enrolling adults living with overweight or obesity to assess safety, tolerability, pharmacokinetics (“PK”), biomarkers for target engagement, body weight and composition, and metabolic health.

In May 2025, we announced that we completed dosing in the first and second single dose cohorts of INLIGHT.

In the second quarter of 2025, we expanded Cohort 2 of INLIGHT, which is evaluating single 240 mg doses of WVE-007, from eight to 32 individuals. This expansion was triggered by favorable safety and tolerability, as well as robust Activin E reduction observed in Cohort 1 (75 mg; n=8), the lowest single dose cohort. The 240 mg dose level is predicted to be therapeutically active based on our preclinical DIO mice data, where a single dose of INHBE GalNAc-siRNA led to potent and durable reductions of both INHBE mRNA and Activin E protein and drove weight loss.

In July of 2025, we announced that dosing is complete in the expanded Cohort 2 (240 mg) and that dosing is underway in Cohort 3 (400 mg) of INLIGHT.

We expect to deliver data from the expanded Cohort 2 (240 mg) as well as data from Cohort 1 (75mg) of INLIGHT in the fourth quarter of 2025, including safety, tolerability and measurements reflective of healthy weight loss. Data from Cohort 3 (400 mg) of INLIGHT are anticipated in the first quarter of 2026.

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

Multi-dosing is complete in the first cohort of RestorAATion-2, where patients with AATD who have the homozygous Pi*ZZ mutation are receiving 200 mg subcutaneous doses of WVE-006 every other week. Dosing is complete in the second single dose cohort of RestorAATion-2 at 400 mg. We expect to share data from the complete 200 mg single and multidose cohorts of RestorAATion-2 in the third quarter of 2025, and data from the complete 400 mg single dose cohort in the fall of 2025.

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

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss for the three months ended June 30, 2025 and 2024 was $50.5 million and $32.9 million, respectively. Our net loss for the six months ended June 30, 2025 and 2024 was $ 97.3 million and $64.5 million, respectively. As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $1,219.2 million and $1,121.9 million, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

Revenue

We recognize collaboration revenue under the GSK Collaboration Agreement (as defined in Note 5 in the notes to our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q), which became effective in January 2023. We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future.

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

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Revenue	$8,699	$19,692	$(10,993)
Operating expenses:
Research and development	43,469	40,393	3,076
General and administrative	17,989	14,296	3,693
Total operating expenses	61,458	54,689	6,769
Loss from operations	(52,759)	(34,997)	(17,762)
Total other income, net	2,290	2,074	216
Loss before income taxes	(50,469)	(32,923)	(17,546)
Income tax benefit (provision)	—	—	—
Net loss	$(50,469)	$(32,923)	$(17,546)

Revenue

Revenue for the three months ended June 30, 2025 was $8.7 million and is comprised of revenue earned under the GSK Collaboration Agreement. Revenue for the three months ended June 30, 2024 was $19.7 million and is comprised of revenue earned under the GSK Collaboration Agreement and the Takeda Collaboration Agreement. The year-over-year change in revenue was primarily driven by the decrease in revenue recognized under the GSK Collaboration Agreement with a slight decrease in revenue under the Takeda Collaboration Agreement.

Research and Development Expenses

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
AATD program	$1,846	$3,172	$(1,326)
INHBE program	3,515	1,646	1,869
DMD program	2,681	4,051	(1,370)
HD program	789	3,636	(2,847)
Other research and development expenses(1), including RNA editing, PRISM, others	34,638	27,888	6,750
Total research and development expenses	$43,469	$40,393	$3,076

(1) Includes expenses related to other research and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses, and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $43.5 million for the three months ended June 30, 2025, compared to $40.4 million for the three months ended June 30, 2024. The increase of approximately $3.1 million was due to the following:

•
a decrease of $1.3 million in external expenses related to our AATD program, WVE-006 (RNA editing);
•
an increase of $1.9 million in external expenses related to our INHBE program, including WVE-007 (siRNA);
•
a decrease of $1.4 million in external expenses related to our DMD program, including WVE-N531 (splicing);
•
a decrease of $2.8 million in external expenses related to our HD program, including WVE-003 (silencing); and
•
an increase of approximately $6.8 million in other research and development expenses(1), including RNA editing, PRISM, and other internal and external research and development expenses that are not allocated on a program-by-program basis or are related to other discovery and development programs, and the identification of potential drug discovery candidates, mainly due to increases in compensation-related expenses and in other external research and development expenses.

General and Administrative Expenses

General and administrative expenses were $18.0 million for the three months ended June 30, 2025, as compared to approximately $14.3 million for the three months ended June 30, 2024. The increase of approximately $3.7 million was primarily driven by increases in compensation related expenses and other external expenses.

Other Income, Net

Other income, net for the three months ended June 30, 2025 and 2024 was $2.3 million and $2.1 million, respectively, and consisted primarily of interest income on cash and cash equivalents.

Income Tax Benefit (Provision)

During the three months ended June 30, 2025 and 2024, we recorded no income tax benefit or provision. We maintained a full valuation allowance for the three months ended June 30, 2025 and 2024 in all jurisdictions due to uncertainty regarding future taxable income.

Comparison of the six months ended June 30, 2025 and 2024

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Revenue	$17,874	$32,230	$(14,356)
Operating expenses:
Research and development	84,091	73,840	10,251
General and administrative	36,346	27,845	8,501
Total operating expenses	120,437	101,685	18,752
Loss from operations	(102,563)	(69,455)	(33,108)
Total other income, net	5,216	4,974	242
Loss before income taxes	(97,347)	(64,481)	(32,866)
Income tax benefit (provision)	—	—	—
Net loss	$(97,347)	$(64,481)	$(32,866)

Revenue

Revenue for the six months ended June 30, 2025 was $17.9 million and is comprised of revenue earned under the GSK Collaboration Agreement. Revenue for the six months ended June 30, 2024 was $32.2 million and is comprised of revenue earned under the GSK Collaboration Agreement and the Takeda Collaboration Agreement. The year-over-year change in revenue was primarily driven by the decrease in revenue recognized under the GSK Collaboration Agreement with a slight decrease in revenue under the Takeda Collaboration Agreement.

Research and Development Expenses

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
AATD program	$3,292	$6,365	$(3,073)
INHBE program	6,054	2,381	3,673
DMD program	5,719	7,101	(1,382)
HD program	1,956	6,015	(4,059)
Other research and development expenses(1), including RNA editing, PRISM, others	67,070	51,978	15,092
Total research and development expenses	$84,091	$73,840	$10,251

(1) Includes expenses related to other research and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses, and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $84.1 million for the six months ended June 30, 2025, compared to $73.8 million for the six months ended June 30, 2024. The increase of approximately $10.3 million was due to the following:

•
a decrease of $3.1 million in external expenses related to our AATD program, WVE-006 (RNA editing);
•
an increase of $3.7 million in external expenses related to our INHBE program, including WVE-007 (siRNA);
•
a decrease of $1.4 million in external expenses related to our DMD program, including WVE-N531 (splicing);
•
a decrease of $4.1 million in external expenses related to our HD program, including WVE-003 (silencing); and
•
an increase of approximately $15.1 million in other research and development expenses(1), including RNA editing, PRISM, and other internal and external research and development expenses that are not allocated on a program-by-program basis or are related to other discovery and development programs, and the identification of potential drug discovery candidates, mainly due to increases in compensation-related expenses and in other external research and development expenses.

General and Administrative Expenses

General and administrative expenses were $36.3 million for the six months ended June 30, 2025, as compared to approximately $27.8 million for the six months ended June 30, 2024. The increase of approximately $8.6 million was primarily driven by increases in compensation related expenses and other external expenses.

Other Income, Net

Other income, net for the six months ended June 30, 2025 and 2024 was $5.2 million and $5.0 million, respectively, and consisted primarily of interest income on cash and cash equivalents.

Income Tax Benefit (Provision)

During the six months ended June 30, 2025 and 2024, we recorded no income tax benefit or provision. We maintained a full valuation allowance for the six months ended June 30, 2025 and 2024 in all jurisdictions due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net operating losses. To date, we have primarily funded our operations through public and other registered offerings of our ordinary shares and other securities, collaborations with third parties and private placements of debt and equity securities. Through June 30, 2025, we have received an aggregate of approximately $1,593.6 million in net proceeds from these transactions, consisting of $990.3 million in net proceeds from public and other registered offerings of our ordinary shares and other securities, $514.0 million from our collaborations and $89.3 million in net proceeds from private placements of our debt and equity securities.

As of June 30, 2025, we had cash and cash equivalents totaling $208.5 million, restricted cash of $3.8 million and an accumulated deficit of $1,219.2 million. Subsequent to June 30, 2025, we received $24.9 million in net proceeds under our “at-the-market” equity program.

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

Our operating lease commitments as of June 30, 2025 total approximately $24.3 million, of which approximately $4.8 million is related to payments in 2025 and approximately $19.5 million is related to payments beyond 2025.

On November 12, 2024, we filed a shelf registration statement on Form S-3ASR with the SEC for which we registered for sale an indeterminate amount of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the “2024 WKSI Shelf”. Our 2024 WKSI Shelf includes a prospectus covering up to an aggregate of $250.0 million in ordinary shares that we are able to issue and sell from time to time, through Jefferies LLC acting as our sales agent, pursuant to the Open Market Sale Agreement, dated May 10, 2019, as amended by Amendment No. 1, dated as of March 2, 2020, Amendment No. 2, dated as of March 3, 2022, and Amendment No. 3, dated November 12, 2024, for our “at-the-market” equity program. For the six months ended June 30, 2025, we received $12.4 million in net proceeds from sales of ordinary shares under our “at-the-market" equity program.

Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our cash flow activity:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(109,051)	$(60,900)
Net cash used in investing activities	(471)	(469)
Net cash provided by financing activities	15,848	15,163
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	101	(155)
Net decrease in cash, cash equivalents, and restricted cash	$(93,573)	$(46,361)

Operating Activities

During the six months ended June 30, 2025, operating activities used $109.1 million of cash, due to our net loss of $97.3 million and by changes in operating assets and liabilities of $27.2 million, offset by non-cash charges of $15.5 million. The largest changes in operating assets and liabilities were the $16.3 million decrease in deferred revenue and the $8.1 million decrease in accrued expenses and other current liabilities.

During the six months ended June 30, 2024, operating activities used $60.9 million of cash, due to our net loss of $64.5 million and changes in operating assets and liabilities of $7.1 million, offset by non-cash charges of $10.7 million.

Investing Activities

During the six months ended June 30, 2025 and 2024, investing activities used $0.5 million of cash, related to purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities was $15.8 million, which was primarily due to $12.4 million in net proceeds from sales under our “at-the-market” equity program and $3.0 million in proceeds from the exercise of share options.

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

Adequate additional funds may not be available to us on acceptable terms when we need them, or at all. We do not currently have any committed external source of funds, except for possible future payments from GSK under our collaboration with them. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing shareholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our shareholders. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute our shareholders’ ownership interests.

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

Foreign Currency Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial conditions, our results of operations or our cash flows. For the three and six months ended June 30, 2025 and 2024, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds

Recent Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, certain of our officers (as defined in Rule 16a-1(f) of the Exchange Act) entered into contracts, instructions or written plans (each, a “Rule 10b5-1 Trading Plan” and collectively, the “Rule 10b5-1 Trading Plans”) for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We describe the material terms of these Rule 10b5-1 Trading Plans below.

On May 19, 2025, Paul B. Bolno, M.D., MBA, our President and Chief Executive Officer, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 2,563,388 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Dr. Bolno's Rule 10b5-1 Trading Plan is active until November 15, 2025, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

On May 16, 2025, Chandra Vargeese, Ph.D., our Chief Technology Officer, Head of Platform Discovery Sciences, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 94,600 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Dr. Vargeese's Rule 10b5-1 Trading Plan is active until November 20, 2025, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

Except as disclosed above, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended June 30, 2025.

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

WAVE LIFE SCIENCES LTD.

Date: July 30, 2025	By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2025	By:	/s/ Kyle Moran
Kyle Moran
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)