Form 10-Q
period 2025-09-30
Wave Life Sciences Ltd.
filed 2025-11-10
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of outstanding ordinary shares of the registrant as of November 7, 2025 was 167,181,784.

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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ. These risks, uncertainties and other factors include, among other things, our critical accounting policies; the ability of our preclinical studies to produce data sufficient to support the filing of global clinical trial applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results and timing of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our effectiveness in managing current and future clinical trials and regulatory processes; the success of our platform in identifying viable candidates; the continued development and acceptance of nucleic acid therapeutics as a class of drugs; our ability to demonstrate the therapeutic benefits of our stereopure candidates in clinical trials, including our ability to develop candidates across multiple therapeutic modalities; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to fund our operations and to raise additional capital as needed; competition from others developing therapies for similar uses; and any impacts on our business as a result of or related to any local and global health epidemics, the geopolitical conflicts, global economic uncertainty, impact of tariffs and changes in economic policies, volatility in inflation, volatility in interest rates or market disruptions on our business, as well as other risks and uncertainties under the caption “Risk Factors” and any other disclosures contained in this Quarterly Report on Form 10-Q and in other filings we make with the Securities and Exchange Commission (the “SEC”).

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$196,218	$302,078
Accounts receivable	10,000	1,422
Prepaid expenses	6,653	9,544
Other current assets	2,617	7,350
Total current assets	215,488	320,394
Long-term assets:
Property and equipment, net of accumulated depreciation of $48,755 and $46,329 as of September 30, 2025 and December 31, 2024, respectively	8,196	10,128
Operating lease right-of-use assets	13,876	17,870
Restricted cash	3,796	3,760
Other assets	22	55
Total long-term assets	25,890	31,813
Total assets	$241,378	$352,207
Liabilities, Series A preferred shares, and shareholders’ equity
Current liabilities:
Accounts payable	$14,490	$16,262
Accrued expenses and other current liabilities	16,487	21,081
Current portion of deferred revenue	46,525	65,972
Current portion of operating lease liability	8,394	7,638
Total current liabilities	85,896	110,953
Long-term liabilities:
Deferred revenue, net of current portion	11,681	6,099
Operating lease liability, net of current portion	11,378	17,766
Total long-term liabilities	23,059	23,865
Total liabilities	$108,955	$134,818
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at September 30, 2025 and December 31, 2024	$7,874	$7,874
Shareholders’ equity:
Ordinary shares, no par value; 160,288,481 and 153,037,286 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	$1,223,721	$1,175,181
Additional paid-in capital	174,075	156,454
Accumulated other comprehensive loss	(190)	(262)
Accumulated deficit	(1,273,057)	(1,121,858)
Total shareholders’ equity	$124,549	$209,515
Total liabilities, Series A preferred shares, and shareholders’ equity	$241,378	$352,207

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$7,608	$(7,676)	$25,482	$24,554
Operating expenses:
Research and development	45,874	41,197	129,965	115,037
General and administrative	18,087	15,042	54,433	42,887
Total operating expenses	63,961	56,239	184,398	157,924
Loss from operations	(56,353)	(63,915)	(158,916)	(133,370)
Other income, net:
Interest income	2,177	1,798	7,424	6,425
Other income (expense), net	324	337	293	684
Total other income, net	2,501	2,135	7,717	7,109
Loss before income taxes	(53,852)	(61,780)	(151,199)	(126,261)
Income tax benefit (provision)	—	—	—	—
Net loss	$(53,852)	$(61,780)	$(151,199)	$(126,261)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.32)	$(0.47)	$(0.92)	$(0.97)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	167,739,208	132,563,467	164,773,525	130,470,603
Other comprehensive income (loss):
Net loss	$(53,852)	$(61,780)	$(151,199)	$(126,261)
Foreign currency translation	(29)	120	72	(35)
Comprehensive loss	$(53,881)	$(61,660)	$(151,127)	$(126,296)

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

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT) CONTINUED

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	3,901,348	$7,874	153,037,286	$1,175,181	$156,454	$(262)	$(1,121,858)	$209,515
Issuance of ordinary shares pursuant to the “at-the-market” equity program, net	—	—	97,375	1,262	—	—	—	1,262
Share-based compensation	—	—	—	—	4,953	—	—	4,953
Vesting of RSUs	—	—	18,019	—	—	—	—	—
Option exercises	—	—	853,881	2,451	—	—	—	2,451
Issuance of ordinary shares under the ESPP	—	—	86,752	442	—	—	—	442
Other comprehensive income	—	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	—	(46,878)	(46,878)
Balance at March 31, 2025	3,901,348	$7,874	154,093,313	$1,179,336	$161,407	$(204)	$(1,168,736)	$171,803
Issuance of ordinary shares pursuant to the “at-the-market” equity program, net	—	—	1,388,934	11,099	—	—	—	11,099
Share-based compensation	—	—	—	—	6,196	—	—	6,196
Vesting of RSUs	—	—	40,270	—	—	—	—	—
Option exercises	—	—	150,775	594	—	—	—	594
Other comprehensive income	—	—	—	—	—	43	—	43
Net loss	—	—	—	—	—	—	(50,469)	(50,469)
Balance at June 30, 2025	3,901,348	$7,874	155,673,292	$1,191,029	$167,603	$(161)	$(1,219,205)	$139,266
Issuance of ordinary shares pursuant to the “at-the-market” equity program, net	—	—	3,934,128	30,212	—	—	—	30,212
Share-based compensation	—	—	—	—	6,472	—	—	6,472
Vesting of RSUs	—	—	156,996	—	—	—	—	—
Option exercises	—	—	458,196	2,041	—	—	—	2,041
Issuance of ordinary shares under the ESPP	—	—	65,869	439	—	—	—	439
Other comprehensive loss	—	—	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	—	—	(53,852)	(53,852)
Balance at September 30, 2025	3,901,348	$7,874	160,288,481	$1,223,721	$174,075	$(190)	$(1,273,057)	$124,549

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(151,199)	$(126,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	3,994	3,518
Depreciation of property and equipment	2,596	2,989
Share-based compensation expense	17,621	9,897
Changes in operating assets and liabilities:
Accounts receivable	(8,578)	21,086
Prepaid expenses	2,891	(660)
Other assets	4,766	989
Accounts payable	(1,717)	(39)
Accrued expenses and other current liabilities	(4,594)	(2,686)
Deferred revenue	(13,865)	(11,263)
Operating lease liabilities	(5,632)	(4,948)
Net cash used in operating activities	(153,717)	(107,378)
Cash flows from investing activities
Purchases of property and equipment	(719)	(852)
Net cash used in investing activities	(719)	(852)
Cash flows from financing activities
Proceeds from the issuance of ordinary shares, net of offering costs	—	187,938
Proceeds from the issuance of pre-funded warrants, net of offering costs	—	14,100
Proceeds from issuance of ordinary shares pursuant to the “at-the-market” equity program, net of offering costs	42,573	15,293
Proceeds from the exercise of share options	5,086	919
Proceeds from the ESPP	881	659
Net cash provided by financing activities	48,540	218,909
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	72	(35)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(105,824)	110,644
Cash, cash equivalents, and restricted cash, beginning of period	305,838	204,050
Cash, cash equivalents, and restricted cash, end of period	$200,014	$314,694

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

As of September 30, 2025, the Company had cash and cash equivalents of $196.2 million. Subsequent to September 30, 2025, the Company received $52.1 million in net proceeds under its “at-the-market” equity program. The Company expects that its existing cash and cash equivalents will be sufficient to fund its operations for at least the next twelve months. The Company has based this expectation on the best information available, however the Company may use its available capital resources sooner than it currently expects. If the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be further reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. In addition, the Company may elect to raise additional funds before it needs them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if the Company expects it has sufficient funds for its current or future operating plans.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 4, 2025, as amended (the “2024 Annual Report on Form 10-K”), have had no material changes during the nine months ended September 30, 2025.

Unaudited Interim Financial Data

The accompanying interim consolidated balance sheet as of September 30, 2025, the related interim consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, the consolidated statements of Series A preferred shares and shareholders’ equity (deficit) for the three months ended March 31, June 30, and September 30, 2025 and 2024, the consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024, and the related interim information contained within the notes to the unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2025 and 2024 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2025 and 2024. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other interim period or future year or period.

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Accrued compensation	$11,139	$15,358
Accrued expenses related to CROs and CMOs	4,591	4,551
Accrued expenses and other current liabilities	757	1,172
Total accrued expenses and other current liabilities	$16,487	$21,081

4. SHARE-BASED COMPENSATION

The Wave Life Sciences Ltd. 2021 Equity Incentive Plan was approved by the Company’s shareholders and went into effect on August 10, 2021 and was amended effective as of August 9, 2022, August 1, 2023, August 6, 2024, and August 5, 2025 (as amended, the “2021 Plan”). The 2021 Plan serves as the successor to the Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Plan”), such that outstanding awards granted under the 2014 Plan continue to be governed by the terms of the 2014 Plan, but no awards may be made under the 2014 Plan after August 10, 2021. The aggregate number of ordinary shares authorized for issuance of awards under the 2021 Plan was originally 5,450,000 ordinary shares, and was subsequently increased to 11,450,000, 17,950,000, 22,950,000, and 30,950,000 in August 2022, August 2023, August 2024, and August 2025, respectively, plus the number of ordinary shares underlying any awards under the 2014 Plan that are forfeited, cancelled or otherwise terminated (other than by exercise or withheld by the Company to satisfy any tax withholding obligation) on or after August 10, 2021.

The 2021 Plan authorizes (and the 2014 Plan previously authorized) the Company’s board of directors or a committee of the board of directors to, among other things, grant non-qualified share options, restricted awards, which include restricted shares and restricted share units (“RSUs”), and performance awards to eligible employees, consultants, and non-employee directors of the Company. The Company accounts for grants to its non-employee directors as grants to employees.

Options generally vest over periods of one to four years, and options that are forfeited or cancelled are available to be granted again. The contractual life of options is generally five years in the case of non-employees or ten years in the case of employees, in each case from the grant date. RSUs can be time-based or performance-based. Time-based RSUs generally vest over a period of one to four years. Vesting of the performance-based RSUs is contingent on the occurrence of certain regulatory or commercial milestones. Any RSUs that are forfeited are available to be granted again.

During the nine months ended September 30, 2025, the Company granted an aggregate of 4,902,875 options to employees, consultants, and non-employee directors and 1,256,540 time-based RSUs to employees and non-employee directors.

As of September 30, 2025, 9,569,782 ordinary shares remained available for future grant under the 2021 Plan.

The table below shows the options and RSUs outstanding as of September 30, 2025 and 2024.

	As of September 30,
	2025	2024
Options to purchase ordinary shares	22,295,058	20,463,734
RSUs	1,794,333	827,240

The Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan, as amended (the “ESPP”), allows full-time and certain part-time employees to purchase the Company’s ordinary shares at a discount to fair market value. Eligible employees may enroll in a six-month offering period beginning every January 15th and July 15th. Ordinary shares are purchased at a price equal to 85% of the lower of the fair market value of the Company’s ordinary shares on the first business day or the last business day of an offering period. The aggregate number of ordinary shares authorized for issuance under the ESPP was originally 1,000,000 and was subsequently increased to 3,000,000 in August 2023. During the nine months ended September 30, 2025, 152,621 ordinary shares were issued under the ESPP. As of September 30, 2025, there were 2,161,381 ordinary shares available for issuance under the ESPP.

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

Simultaneously with the execution of the GSK Collaboration Agreement, Wave entered into a Share Purchase Agreement (the “SPA”) on December 13, 2022, with Glaxo Group Limited (“GGL”), an affiliate of GSK, pursuant to which Wave agreed to sell 10,683,761 of its ordinary shares to GGL at a purchase price of $4.68 per share (the “GSK Equity Investment”). The GSK Equity Investment closed on January 26, 2023, following the completion of customary closing conditions. The ordinary shares purchased by GGL in the GSK Equity Investment carry certain registration rights, customary for transactions of this kind. The Company did not incur any material costs in connection with the issuance of the ordinary shares under the SPA.

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

Under the GSK Collaboration Agreement, GSK can advance up to eight programs leveraging the Company’s PRISM platform and multiple RNA-targeting modalities (RNA editing, splicing, siRNA, and antisense) with target validation work ongoing across multiple therapy areas. GSK selected the third program to advance to development candidate following the achievement of target validation in the three months ended September 30, 2025. As of September 30, 2025, GSK has selected three programs to advance to development candidates following achievement of target validation. Under the GSK Collaboration Agreement, GSK has paid an aggregate of $22.0 million in program initiation payments to the Company for these three programs, for which $10.0 million was included in accounts receivable as of September 30, 2025, and was received subsequent to September 30, 2025.

The following table summarizes the allocation of the total transaction price to the identified performance obligation under the GSK Collaboration Agreement, and the amount of the transaction price unsatisfied as of September 30, 2025 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied (1)
Performance Obligations:
AATD Collaboration	$156,778	$39,953
Discovery Research Collaboration	18,574	12,150
GSK Collaboration Programs	22,000	16,492
Total	$197,352	$68,595

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

Subsequent to September 30, 2025, GSK acknowledged the Company’s achievement of another development milestone for the AATD program, triggering a $10.0 million milestone payment to be paid to the Company from GSK.

For the three months ended September 30, 2025, the Company recognized revenue of $7.6 million under the GSK Collaboration Agreement using the input method described above. For the three months ended September 30, 2024, the Company recorded an $8.0 million reduction to cumulative revenue due to a change in the estimate to fulfill the GSK Collaboration Agreement performance obligations. For the nine months ended September 30, 2025 and 2024, the Company recognized revenue of $25.5 million and $23.4 million, respectively, using the input method described above. Through September 30, 2025, the Company had recognized collaboration revenue of $128.7 million under the GSK Collaboration Agreement in the Company’s consolidated statements of operations and comprehensive loss.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue on September 30, 2025 is approximately $58.2 million, of which approximately $46.5 million was included in current liabilities and approximately $11.7 million was included in long-term liabilities. The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue on December 31, 2024 was approximately $72.1 million, of which approximately $66.0 million is included in current liabilities and $6.1 million is included in long-term liabilities.

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

During the three months ended September 30, 2025 and 2024, the Company recognized no revenue and revenue of $0.3 million, respectively, and during the nine months ended September 30, 2025 and 2024, the Company recognized no revenue and $1.2 million, respectively, under the Takeda Collaboration Agreement in the Company’s consolidated statements of operations and comprehensive loss.

6. NET LOSS PER ORDINARY SHARE

In connection with the underwritten public offering that the Company completed in September 2024, the Company sold pre-funded warrants to purchase up to 1,875,023 ordinary shares, which are included in the total vested and exercisable pre-funded warrants (the “Pre-Funded Warrants”). As of September 30, 2025, there were an aggregate of 8,968,679 vested and exercisable Pre-Funded Warrants outstanding to purchase ordinary shares for the exercise price of $0.0001 per share, provided that, unless and until the Company obtains shareholder approval for the issuance of the shares underlying the Pre-Funded Warrants, a holder will not be entitled to exercise any portion of any Pre-Funded Warrant, which, upon giving effect to such exercise, would cause (i) the aggregate number of our ordinary shares beneficially owned by the holder (together with its affiliates) to exceed 4.99% (or at the election of such holder, 9.99% or 19.99%) of the number of our ordinary shares outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed 4.99% (or at the election of such holder, 9.99% or 19.99%) of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrants. The Pre-Funded Warrants are included in the weighted-average shares outstanding used in the calculation of basic net loss per share as the exercise price is negligible and the warrants are fully vested and exercisable.

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

The following potential ordinary shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2025	2024
Options to purchase ordinary shares	22,295,058	20,463,734
RSUs	1,794,333	827,240

7. INCOME TAXES

During the nine months ended September 30, 2025 and 2024, the Company recorded no income tax benefit or provision. The Company maintained a full valuation allowance for the three and nine months ended September 30, 2025 and 2024 in all jurisdictions due to uncertainty regarding future taxable income.

On July 4, 2025, H.R. 1 (the “Act”), formerly known as the One Big Beautiful Bill Act, was signed into law in the United States, introducing several changes to U.S. federal tax provisions affecting businesses, including modifications to the capitalization of research and development expenses. The Act did not have a material effect on the Company’s financial position, results of operations, or cash flows for the three and nine months ended September 30, 2025.

8. GEOGRAPHIC DATA

Substantially all of the Company’s long-lived assets were located in the United States as of September 30, 2025 and December 31, 2024.

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
•
Pursuant to the terms of various service agreements with Shin Nippon Biomedical Laboratories Ltd., one of the Company’s shareholders, and its affiliates (together, “SNBL”), the Company paid SNBL $0.6 million during each of the three and nine months ended September 30, 2025. During each of the three and nine months ended September 30, 2024, the Company made a payment of $5 thousand to SNBL. Through September 30, 2025, the Company has paid $3.0 million to SNBL for the aforementioned various service agreements.

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

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company's single reporting segment. A reconciliation to consolidated operating expenses as the Company’s single segment operating loss for the three and nine months ended September 30, 2025 and 2024 is included in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
AATD program	$967	$2,672	$4,259	$9,037
INHBE program	4,574	2,583	10,628	4,964
DMD program	4,973	3,379	10,692	10,481
HD program	487	3,761	2,443	9,776
Other research and development expenses(1), including RNA editing, PRISM, others	34,873	28,802	101,943	80,779
Total research and development expenses	45,874	41,197	129,965	115,037
General and administrative expenses	18,087	15,042	54,433	42,887
Total operating expenses	$63,961	$56,239	$184,398	$157,924

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

Overview

We are a clinical-stage biotechnology company focused on unlocking the broad potential of ribonucleic acid (“RNA”) medicines (also known as oligonucleotides), or those targeting RNA, to transform human health. Our RNA medicines platform, PRISM®, combines multiple modalities, chemistry innovation and deep insights into human genetics to deliver scientific breakthroughs that treat both rare and common disorders. Our toolkit of RNA-targeting modalities includes RNA editing, splicing, silencing using RNA interference (“RNAi") and antisense, providing us with unique capabilities for designing and sustainably delivering candidates that optimally address disease biology. Our diversified pipeline includes clinical programs in obesity, alpha-1 antitrypsin deficiency (“AATD”), Duchenne muscular dystrophy (“DMD”), and Huntington’s disease (“HD”), as well as several preclinical programs utilizing our versatile RNA medicines platform.

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

Our best-in-class chemistry capabilities have also unlocked new areas of biology, such as harnessing adenosine deaminases acting on RNA (“ADAR”) enzymes for messenger RNA (“mRNA”) correction and upregulation, selectively silencing a mutant allele, and more. By opening up new areas of biology, we have also opened up new opportunities to slow, stop, or reverse disease and have expanded the possibilities offered through our platform.

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

We have a robust and diverse pipeline of potential first- or best-in-class programs addressing both rare and common diseases:

•
GalNAc-conjugated oligonucleotides for hepatic and metabolic diseases including:
o
Obesity: WVE-007 is a GalNAc-conjugated siRNA targeting inhibin βE (“INHBE”);
o
AATD: WVE-006 is a GalNAc-conjugated SERPINA1 AIMer;
o
Liver disease: WVE-008 is a GalNAc-conjugated AIMer targeting PNPLA3 I148M; and
•
Unconjugated oligonucleotides for muscle, CNS and other disease areas including:
o
DMD: WVE-N531 is an exon 53 splicing oligonucleotide;
o
HD: WVE-003 is an allele-selective oligonucleotide designed to lower mutant huntingtin (“mHTT”) protein and preserve healthy, wild-type huntingtin (“wtHTT”) protein; and
•
Emerging siRNA and RNA editing programs targeting both hepatic and extra-hepatic tissues.

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

Obesity

WVE-007 is a GalNAc-siRNA, that utilizes Stereopure interfering Nucleic Acid (“SpiNA”), our next generation siRNA format. WVE-007 is designed to silence INHBE mRNA to induce fat loss by stimulating lipolysis (fat breakdown) while preserving muscle mass to promote and maintain a healthy metabolic profile. There are approximately 175 million people in the United States and Europe, and over one billion people globally, living with obesity, and therapeutic options beyond GLP-1 receptor agonists are needed. GLP-1 receptor agonists lead to weight loss at the expense of muscle, suppress the general reward system, and are associated with a poor tolerability profile and high discontinuation rates. Heterozygous INHBE loss-of-function (“LoF”) human carriers exhibit a healthy metabolic profile, including reduced waist-to-hip ratio and reduced odds of developing type 2 diabetes or coronary artery disease, and reduction of INHBE by 50% or more is expected to promote a healthy metabolic profile.

In preclinical diet-induced obesity (“DIO”) mouse models, a single dose of our INHBE GalNAc-siRNA has demonstrated highly potent and durable INHBE silencing (and >70% Activin E reductions), supporting once or twice a year subcutaneous dosing in humans, and weight loss driven by visceral fat loss while preserving muscle mass, consistent with the profile of INHBE LoF carriers based on human genetics. In DIO mice studies, we observed a weight loss effect from a single dose of our INHBE GalNAc-siRNA that was similar to daily subcutaneous injections of semaglutide for 28 days. We also observed a decrease in high fat diet-induced expansion of visceral adipose mass. This reduction of visceral fat mass was associated with significant shrinkage of adipocyte enlargement induced by a high fat diet compared with phosphate-buffered saline (“PBS”) treatment. Collectively, these results support the promotion of healthy adipose tissue with this mechanism of action, while muscle mass was preserved. In addition, treatment with our INHBE GalNAc-siRNA prior to cessation of semaglutide treatment prevented rebound weight gain. When administered as an add-on to semaglutide, a single dose of our INHBE GalNAc-siRNA doubled the weight loss observed with semaglutide alone, and this effect was sustained throughout the duration of the preclinical study.

In preclinical studies, we have also observed that infiltration of macrophages into visceral adipose was significantly decreased by a single dose of INHBE GalNAc-siRNA compared with PBS controls. INHBE GalNAc-siRNA also significantly reduced proinflammatory M1 macrophage (CD11c positive) while sustaining levels of anti-inflammatory M2 macrophages in visceral fat, indicating an overall shift away from a pro-inflammatory state. Further, we have shared RNA sequencing data from subcutaneous adipose tissue which support that INHBE GalNAc-siRNA leads to the upregulation of genes supporting better insulin sensitivity, fatty acid utilization and beiging of white adipose, while downregulating adipose inflammation and fibrosis pathways. We have also shared RNA sequencing data from visceral adipose tissue which support INHBE GalNAc-siRNA increased glucose and fatty acid utilization, reduced inflammation and fibrosis in adipose tissue.

In February 2025, we announced that we had initiated INLIGHT, our first-in-human Phase 1 clinical trial of WVE-007 (3:1 active:placebo) in obesity. INLIGHT is enrolling adults living with overweight or obesity to assess safety, tolerability, pharmacokinetics (“PK”), and Activin E levels for target engagement. In addition, the trial has exploratory endpoints of body weight, body composition, and biomarkers of metabolic health. Key inclusion criteria include A1c of less than 5.9 and BMI between 28 and 35.

In May 2025, we announced that we completed dosing in the first and second single dose cohorts of INLIGHT. In the second quarter of 2025, we expanded Cohort 2 of INLIGHT, which is evaluating single 240 mg doses of WVE-007, from eight to 32 individuals. This expansion was triggered by favorable safety and tolerability, as well as robust Activin E reduction observed in Cohort 1 (75 mg; n=8), the lowest single dose cohort. The 240 mg dose level is predicted to be therapeutically active based on our preclinical DIO mice data, where a single dose of INHBE GalNAc-siRNA led to potent and durable reductions of both INHBE mRNA and Activin E protein and drove weight loss. In July 2025, we announced that dosing is complete in the expanded Cohort 2 (240 mg) and that dosing was underway in Cohort 3 (400 mg) of INLIGHT.

In October 2025 at our annual analyst and investor Research Day, we announced that highly significant, dose-dependent Activin E reductions were observed in Cohorts 1, 2, and 3 of our INLIGHT clinical trial. At day 29 (one month post-single dose), mean Activin E reductions from baseline were all highly significant (p<0.0001 for all doses) including: 85% reduction in Cohort 3, 75% reduction in Cohort 2, and 56% reduction in Cohort 1. The one-month reductions of Activin E observed in Cohort 2 and Cohort 3 exceed levels that led to fat loss and prevention of rebound weight gain following cessation of semaglutide in our preclinical models. In Cohort 1, Activin E reductions were durable throughout the six-month follow-up, supporting WVE-007’s potential for once or twice a year dosing. We also reported that WVE-007 was generally safe and well tolerated to date.

INLIGHT is currently ongoing at multiple trial sites including in the US, following clearance of an Investigational New Drug (“IND”) application. We have expanded Cohort 2, Cohort 3, and Cohort 4 to 32 individuals and the independent data monitoring committee approved escalation to a higher dose in Cohort 5. We expect to deliver multiple clinical data updates from INLIGHT, including body composition and body weight. In the fourth quarter of 2025, we expect to deliver three-month follow-up data from Cohort 2 (240 mg), as well as data from Cohort 1 (75 mg). In the first quarter of 2026, we expect to deliver six-month follow-up data from Cohort 2 and three-month follow-up data from Cohort 3 (400 mg). In the second quarter of 2026, we expect to deliver six-month follow-up data from Cohort 3 and three-month follow-up data from Cohort 4 (600 mg).

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

WVE-006 is first-in-class in AATD and is the most advanced program currently in clinical development using an oligonucleotide to harness an endogenous enzyme for RNA editing. Preclinical data show that treatment with WVE-006 resulted in serum AAT protein levels of up to 30 µM (7-fold increase) in an established AATD mouse model (NSG-PiZ). WVE-006 also led to restoration of approximately 50% wild-type M-AAT protein in serum and a 3-fold increase in neutrophil elastase inhibition activity, indicating that the restored M-AAT protein was functional. Our AATD AIMers are highly specific to SERPINA1 RNA in vitro and in vivo based on transcriptome-wide analyses.

Our RestorAATion clinical program investigating WVE-006 as a treatment for AATD is comprised of two parts: RestorAATion-1, a study of healthy volunteers, and RestorAATion-2, a study in individuals with AATD who have the homozygous Pi*ZZ mutation. RestorAATion-1 enrolled 29 individuals on active drug, with participants receiving up to three, 600 mg doses of WVE-006 every other week in the highest dose cohort. WVE-006 was generally safe and well tolerated, with the related treatment emergent adverse event being mild in intensity. RestorAATion-2 is a Phase 1b/2a open label study designed to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetics of WVE-006 in patients with AATD. The trial includes both single ascending dose and multiple ascending dose portions.

In October 2024, we announced positive proof-of-mechanism data from the ongoing Phase 1b/2a RestorAATion-2 study: following a single subcutaneous dose of 200 mg of WVE-006 in the study’s first two participants, circulating wild-type M-AAT protein in plasma reached a mean of 6.9 µM at day 15, representing more than 60% of total AAT. Increases in neutrophil elastase inhibition from baseline were consistent with production of functional M-AAT. Mean total AAT protein increased from below the level of quantification at baseline to 10.8 µM at day 15, achieving the level that has historically been the basis for regulatory approval for AAT augmentation therapies. Increases in total AAT from baseline and M-AAT protein were observed as early as day 3 and through day 57. WVE-006 was generally safe and well-tolerated with a favorable safety profile. All adverse events in RestorAATion-2 were mild to moderate, with no serious adverse events (“SAEs”) reported. These data were the first-ever clinical demonstration of RNA editing in humans.

In September 2025, we announced positive data from the 200 mg single and multidose, and 400 mg single dose cohorts of the ongoing RestorAATion-2 study. Key highlights included:

•
Following a single 200 mg dose of WVE-006, a total AAT level of 20.6 µM, including a M-AAT level of 10.3 µM, was observed in one individual during an acute phase response due to a kidney stone. These data demonstrate that treatment with WVE-006 enables endogenous regulation and dynamic increased secretion of AAT protein during an acute phase response as indicated by a concurrent C-reactive protein elevation.
•
In the 200 mg multidose cohort, we observed 11.9 µM of total AAT and M-AAT of 7.2 µM, which was significantly increased from levels achieved during the single dose portion of the cohort. M-AAT levels reached 64.4% of total AAT, and mutant Z-AAT protein declined from baseline by 60.3%.
•
In the 400 mg single dose cohort, we observed total AAT of 12.8 µM and M-AAT of 5.3 µM.
•
WVE-006 was generally safe and well tolerated with a favorable safety profile. All adverse events were mild to moderate in intensity, and there were no SAEs.

Dosing is ongoing in the 400 mg multidose cohort with a monthly dosing regimen. Dosing is ongoing in the 600 mg single dose cohort. We expect to deliver data from the 400 mg multidose cohort in the first quarter of 2026. We expect to deliver single and multidose data from the third and final cohort (600 mg) in 2026.

GlaxoSmithKline Intellectual Property (No. 3) (“GSK”) has an exclusive global license for WVE-006, with clinical development and commercial responsibilities transitioning to GSK after we complete the RestorAATion trial. Under the terms of the collaboration, we are eligible to receive up to $525 million in development, launch, and commercial milestone payments, as well as double-digit tiered royalties up to the high teens, as a percentage of net sales for WVE-006. We have achieved multiple milestones for WVE-006 to date in our collaboration with GSK.

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

In December 2022, we announced a positive update from Part A of the Phase 1b/2a proof-of-concept, open label trial of WVE-N531 in three boys with DMD amenable to exon 53 skipping. High muscle concentrations of WVE-N531 and exon skipping were observed six weeks after initiating multi-dosing at 10 mg/kg every other week, achieving proof-of-concept in the trial. WVE-N531 also appeared generally safe and well-tolerated.

In September 2023, we shared an analysis of muscle biopsy data from the Part A proof-of-concept trial indicating that WVE-N531 was present in myogenic stem cells, which are integral to muscle regeneration. This is the first demonstration of uptake in myogenic stem cells in a clinical study and supports the potential differentiation of WVE-N531 from other therapeutics, including gene therapies.

In September 2024, we announced positive interim data from our Phase 2 FORWARD-53 open-label study (“Part B”) of eleven boys amenable to exon 53 skipping (age 5-11; 10 ambulatory and 1 non-ambulatory). The interim analysis was conducted after 24 weeks of 10 mg/kg of WVE-N531 dosed every two weeks. WVE-N531 appeared generally safe and well-tolerated. We observed mean muscle content-adjusted dystrophin expression of 9.0% and unadjusted dystrophin of 5.5%, with high consistency across participants, in a prespecified analysis of ambulatory participants.

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
-
WVE-N531 remains generally safe and well-tolerated with no SAEs observed.

Also in March 2025, we announced that we met with the FDA on WVE-N531 to discuss our interim 24-week data and initial plans for the confirmatory trial, where the FDA confirmed that the accelerated approval pathway using dystrophin expression as a surrogate endpoint remains open. All participants in FORWARD-53 elected to advance to the extension portion of the clinical trial, which is currently ongoing with boys receiving monthly doses of WVE-N531. To augment monthly data and ensure a monthly regimen at a potential launch, we are also expanding FORWARD-53 to include additional boys who will be dosed monthly. We plan to file a New Drug Application in 2026 to support accelerated approval of WVE-N531 with monthly dosing. We also expect to submit clinical trial applications for other exon skipping programs.

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

In the third quarter of 2023, we achieved a milestone in our collaboration with Takeda Pharmaceutical Company Limited, which pertained to the positive results from a non-clinical study of WVE-003 in non-human primates and resulted in a payment of $7.0 million to us. This study showed significant tissue exposure levels of WVE-003 in the deep brain regions, including striatum and bolstered our existing datasets that confirm the ability of our oligonucleotides to distribute to the areas of the CNS important for HD.

The SELECT-HD trial was a global, multicenter, randomized, double-blind, placebo-controlled Phase 1b/2a clinical trial to assess the safety and tolerability of WVE-003 in people with a confirmed diagnosis of HD who are in the early stages of the disease and carry SNP3 in association with their cytosine-adenine-guanine expansion. Additional objectives included assessing pharmacokinetics and exploratory pharmacodynamics and clinical endpoints.

In June 2024, we announced positive clinical data from the Phase 1b/2a SELECT-HD study of WVE-003. Results from the multi-dose portion of the trial, which evaluated three doses of 30mg WVE-003 administered every eight weeks, showed clear translation of target engagement to clinic with statistically significant, potent, durable and allele-selective reductions in cerebrospinal fluid mHTT of up to 46% and preservation of healthy protein. This cohort also revealed a statistically significant correlation between mHTT reductions and slowing of caudate atrophy, indicating a potential benefit of allele-selective mHTT reductions. Structural brain magnetic resonance imaging changes such as caudate atrophy are well-characterized measures of disease progression and neurodegeneration in HD. WVE-003 was generally safe and well-tolerated, with mild-to-moderate adverse events and no SAEs. In November 2024, five months after a patient completed their final safety visit, an SAE was reported that we assessed to be not-related to WVE-003.

Following our positive clinical results, we have engaged with the FDA and received supportive feedback. FDA recognizes the severity of HD and is receptive to and engaged with us regarding a potential pathway to accelerated approval. FDA is open to our plan to evaluate biomarkers, including caudate atrophy, as an endpoint to assess HD progression with the potential to predict clinical outcome. In November 2024, FDA granted Orphan Drug Designation to WVE-003.

Preparation is ongoing for a global, potentially registrational Phase 2/3 study of WVE-003 with caudate atrophy as a primary endpoint. We expect to submit an IND application for WVE-003 in the second half of 2025.

Discovery Pipeline

We are advancing new targets across multiple disease areas to expand our pipeline of wholly owned programs. Our compelling preclinical data demonstrate that our oligonucleotides can distribute to various tissues and cells without complex delivery vehicles, enabling us to address a wide variety of diseases. Within RNA editing, we have demonstrated clinically that we can address monogenic diseases by restoring healthy protein function for the treatment of AATD. Building on our work in AATD, we have shown our ability to correct single variants to restore wild-type protein function or to increase the stability of the mRNA transcript to upregulate protein levels. Building on our proprietary “edit-verse,” we are continuing to utilize a combination of human genetics and AI for drug discovery and development, and have identified several RNA editing and RNAi targets in indications that leverage easily accessible biomarkers, offer efficient paths to proof-of-concept in humans, and represent meaningful commercial opportunities. Within RNAi, we have shared preclinical data which support that our SpiNA designs enable RNAi-mediated silencing by further improving Ago2 loading and pharmacokinetics, leading to increased potency and durability compared to industry benchmarks. With our SpiNA designs, we have shared preclinical data demonstrating our ability to access extra-hepatic tissues including: adipose, heart, skeletal muscle, CNS, and kidney.

We have advanced WVE-008, a GalNAc-conjugated AIMer, as our clinical candidate for PNPLA3 I148M liver disease. There are an estimated nine million homozygous PNPLA3 I148M individuals with liver disease in the United States and Europe. These homozygous carriers have a significantly higher risk of liver-related death compared to heterozygous carriers. The PNPLA3 I148M variant is a well-established driver of steatosis, inflammation, ballooning and fibrosis; however, there are no approved medicines that directly address this biology. Emerging preclinical and clinical data indicate that knocking down PNPLA3 is not an optimal approach as loss of PNPLA3 function inadequately addresses steatosis and fibrosis. To effectively address these manifestations of the disease, we use our novel RNA editing approach. In preclinical studies, we have demonstrated that our PNPLA3 GalNAc-AIMer restores functional PNPLA3 protein and decreases lipid accumulation. We expect to file a clinical trial application for WVE-008 in 2026.

In October 2025 at our annual analyst and investor Research Day, we shared that we have applied learnings from across our platform and chemistry optimization to investigate a new modality which is designed to combine RNA editing and silencing into a single bifunctional oligonucleotide construct. This construct is designed to silence one target while simultaneously editing or upregulating another distinct target. We confirmed the ability of this single bifunctional oligonucleotide construct to engage in silencing and editing in vivo using a GalNAc conjugated oligonucleotide that is designed to edit UGP2 and silence TTR. In a separate preclinical study, we also demonstrated that we were able to upregulate LDLR and silence PCSK9 using this construct.

Through our collaboration with GSK, we are also leveraging GSK’s novel genetic insights to expand our wholly owned pipeline. In addition, we and GSK are actively working on multiple target validation programs as GSK-partnered programs, for which all of our costs and expenses are prepaid by GSK. GSK has selected three programs, across multiple modalities and hepatic and extra-hepatic tissues, to advance to development candidates following achievement of target validation, which have resulted in additional payments to us under the collaboration.

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss for the three months ended September 30, 2025 and 2024 was $53.9 million and $61.8 million, respectively. Our net loss for the nine months ended September 30, 2025 and 2024 was $151.2 million and $126.3 million, respectively. As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $1,273.1 million and $1,121.9 million, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Our research and development expenses consist primarily of expenses related to our CROs, CMOs, consultants, other external vendors and fees paid to global regulatory agencies to conduct our clinical trials, in addition to compensation-related expenses, internal manufacturing expenses, facility-related expenses and other general operating expenses. These expenses are incurred in connection with research and development efforts and our preclinical studies and clinical trials. We track certain external expenses on a program-by-program basis. However, we do not allocate compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses or other operating expenses to specific programs. These expenses, which are not allocated on a program-by-program basis, are included in the “Other research and development expenses(1), including RNA editing, PRISM, others” category along with other external expenses related to our discovery and development programs, as well as platform development and identification of potential drug discovery candidates.

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

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Revenue	$7,608	$(7,676)	$15,284
Operating expenses:
Research and development	45,874	41,197	4,677
General and administrative	18,087	15,042	3,045
Total operating expenses	63,961	56,239	7,722
Loss from operations	(56,353)	(63,915)	7,562
Total other income, net	2,501	2,135	366
Loss before income taxes	(53,852)	(61,780)	7,928
Income tax benefit (provision)	—	—	—
Net loss	$(53,852)	$(61,780)	$7,928

Revenue

Revenue for the three months ended September 30, 2025 was $7.6 million and is comprised of revenue earned under the GSK Collaboration Agreement. Revenue for the three months ended September 30, 2024 was $(7.7) million and is comprised of revenue under the GSK Collaboration Agreement and the Takeda Collaboration Agreement. The year-over-year change in revenue was primarily driven by an $8.0 million reduction to cumulative revenue recorded due to a change in the estimate to fulfill the GSK Collaboration Agreement performance obligations in accordance with the revenue recognition standard in three months ended September 30, 2024.

Research and Development Expenses

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
AATD program	$967	$2,672	$(1,705)
INHBE program	4,574	2,583	1,991
DMD program	4,973	3,379	1,594
HD program	487	3,761	(3,274)
Other research and development expenses(1), including RNA editing, PRISM, others	34,873	28,802	6,071
Total research and development expenses	$45,874	$41,197	$4,677

(1) Includes expenses related to other research and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses, and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $45.9 million for the three months ended September 30, 2025, compared to $41.2 million for the three months ended September 30, 2024. The increase of approximately $4.7 million was due to the following:

•
a decrease of $1.7 million in external expenses related to our AATD program, WVE-006 (RNA editing);
•
an increase of $2.0 million in external expenses related to our INHBE program, including WVE-007 (siRNA);
•
an increase of $1.6 million in external expenses related to our DMD program, including WVE-N531 (splicing);
•
a decrease of $3.3 million in external expenses related to our HD program, including WVE-003 (silencing); and
•
an increase of approximately $6.1 million in other research and development expenses(1), including RNA editing, PRISM, and other internal and external research and development expenses that are not allocated on a program-by-program basis or are related to other discovery and development programs, and the identification of potential drug discovery candidates, mainly due to increases in compensation-related expenses and in other external research and development expenses.

General and Administrative Expenses

General and administrative expenses were $18.1 million for the three months ended September 30, 2025, as compared to approximately $15.0 million for the three months ended September 30, 2024. The increase of approximately $3.1 million was primarily driven by increases in compensation related expenses and other external expenses.

Other Income, Net

Other income, net for the three months ended September 30, 2025 and 2024 was $2.5 million and $2.1 million, respectively, and consisted primarily of interest income on cash and cash equivalents.

Income Tax Benefit (Provision)

During the three months ended September 30, 2025 and 2024, we recorded no income tax benefit or provision. We maintained a full valuation allowance for the three months ended September 30, 2025 and 2024 in all jurisdictions due to uncertainty regarding future taxable income.

Comparison of the nine months ended September 30, 2025 and 2024

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Revenue	$25,482	$24,554	$928
Operating expenses:
Research and development	129,965	115,037	14,928
General and administrative	54,433	42,887	11,546
Total operating expenses	184,398	157,924	26,474
Loss from operations	(158,916)	(133,370)	(25,546)
Total other income, net	7,717	7,109	608
Loss before income taxes	(151,199)	(126,261)	(24,938)
Income tax benefit (provision)	—	—	—
Net loss	$(151,199)	$(126,261)	$(24,938)

Revenue

Revenue for the nine months ended September 30, 2025 was $25.5 million and is comprised of revenue earned under the GSK Collaboration Agreement. Revenue for the nine months ended September 30, 2024 was $24.6 million and is comprised of revenue earned under the GSK Collaboration Agreement and the Takeda Collaboration Agreement. The year-over-year change in revenue was primarily driven by an increase in revenue recognized under the GSK Collaboration Agreement, partially offset by a decrease in revenue recognized under the Takeda Collaboration Agreement.

Research and Development Expenses

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
AATD program	$4,259	$9,037	$(4,778)
INHBE program	10,628	4,964	5,664
DMD program	10,692	10,481	211
HD program	2,443	9,776	(7,333)
Other research and development expenses(1), including RNA editing, PRISM, others	101,943	80,779	21,164
Total research and development expenses	$129,965	$115,037	$14,928

(1) Includes expenses related to other research and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses, and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $130.0 million for the nine months ended September 30, 2025, compared to $115.0 million for the nine months ended September 30, 2024. The increase of approximately $14.9 million was due to the following:

•
a decrease of $4.8 million in external expenses related to our AATD program, WVE-006 (RNA editing);
•
an increase of $5.7 million in external expenses related to our INHBE program, including WVE-007 (siRNA);
•
an increase of $0.2 million in external expenses related to our DMD program, including WVE-N531 (splicing);
•
a decrease of $7.3 million in external expenses related to our HD program, including WVE-003 (silencing); and
•
an increase of approximately $21.2 million in other research and development expenses(1), including RNA editing, PRISM, and other internal and external research and development expenses that are not allocated on a program-by-program basis or are related to other discovery and development programs, and the identification of potential drug discovery candidates, mainly due to increases in compensation-related expenses and in other external research and development expenses.

General and Administrative Expenses

General and administrative expenses were $54.4 million for the nine months ended September 30, 2025, as compared to approximately $42.9 million for the nine months ended September 30, 2024. The increase of approximately $11.6 million was primarily driven by increases in compensation related expenses and other external expenses.

Other Income, Net

Other income, net for the nine months ended September 30, 2025 and 2024 was $7.7 million and $7.1 million, respectively, and consisted primarily of interest income on cash and cash equivalents.

Income Tax Benefit (Provision)

During the nine months ended September 30, 2025 and 2024, we recorded no income tax benefit or provision. We maintained a full valuation allowance for the nine months ended September 30, 2025 and 2024 in all jurisdictions due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net operating losses. To date, we have primarily funded our operations through public and other registered offerings of our ordinary shares and other securities, collaborations with third parties and private placements of debt and equity securities. Through September 30, 2025, we have received an aggregate of approximately $1,623.9 million in net proceeds from these transactions, consisting of approximately $1,020.6 million in net proceeds from public and other registered offerings of our ordinary shares and other securities, $514.0 million from our collaborations and $89.3 million in net proceeds from private placements of our debt and equity securities.

As of September 30, 2025, we had cash and cash equivalents totaling $196.2 million, restricted cash of $3.8 million and an accumulated deficit of $1,273.1 million. Subsequent to September 30, 2025, we received $52.1 million in net proceeds under our “at-the-market” equity program.

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

Our operating lease commitments as of September 30, 2025 total approximately $21.9 million, of which approximately $2.4 million is related to payments in 2025 and approximately $19.5 million is related to payments beyond 2025.

On November 12, 2024, we filed a shelf registration statement on Form S-3ASR with the SEC for which we registered for sale an indeterminate amount of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the “2024 WKSI Shelf”. Our 2024 WKSI Shelf includes a prospectus covering up to an aggregate of $250.0 million in ordinary shares that we are able to issue and sell from time to time, through Jefferies LLC acting as our sales agent, pursuant to the Open Market Sale Agreement, dated May 10, 2019, as amended by Amendment No. 1, dated as of March 2, 2020, Amendment No. 2, dated as of March 3, 2022, and Amendment No. 3, dated November 12, 2024, for our “at-the-market” equity program. For the nine months ended September 30, 2025, we received $42.6 million in net proceeds from sales of ordinary shares under our “at-the-market" equity program.

Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our cash flow activity:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(153,717)	$(107,378)
Net cash used in investing activities	(719)	(852)
Net cash provided by financing activities	48,540	218,909
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	72	(35)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(105,824)	$110,644

Operating Activities

During the nine months ended September 30, 2025, operating activities used $153.7 million of cash, due to our net loss of $151.2 million and by changes in operating assets and liabilities of $26.7 million, offset by non-cash charges of $24.2 million. The largest changes in operating assets and liabilities were the $13.9 million decrease in deferred revenue and the $8.6 million increase in accounts receivable.

During the nine months ended September 30, 2024, operating activities used $107.4 million of cash, due to our net loss of $126.3 million and changes in operating assets and liabilities of $2.5 million, offset by non-cash charges of $16.4 million.

Investing Activities

During the nine months ended September 30, 2025 and 2024, investing activities used $0.7 million and $0.9 million, respectively, of cash, related to purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $48.5 million, which was primarily due to $42.6 million in net proceeds from sales under our “at-the-market” equity program and $5.1 million in proceeds from the exercise of share options.

During the nine months ended September 30, 2024, net cash provided by financing activities was $218.9 million, which was primarily due to the $188.0 million in net proceeds from our underwritten offering completed in September 2024 of ordinary shares and pre-funded warrants; as well as the $14.0 million in net proceeds from the January 2024 exercise of the underwriters’ option to purchase an additional 3,000,000 shares in our underwritten offering completed in December 2023. Additionally, we received $15.3 million in net proceeds from sales under our “at-the-market” equity program.

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
•
respond to the impacts of the local and global health epidemics, geopolitical conflicts, global economic uncertainty, rising inflation, rising interest rates or market disruptions on our business; and
•
establish and build capabilities to market, distribute and sell our product candidates.

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
•
whether and to what extent milestone events are achieved under our collaboration with GSK or any potential future licensee or collaborator;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
our ability to obtain marketing approval for our product candidates;
•
the impacts of the local and global health epidemics, geopolitical conflicts, global economic uncertainty, rising inflation, rising interest rates or market disruptions on our business;
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

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. Our cash and cash equivalents are comprised of funds held in checking accounts and money market accounts. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes.

Foreign Currency Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial conditions, our results of operations or our cash flows. For the three and nine months ended September 30, 2025 and 2024, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds

Recent Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, certain of our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors entered into contracts, instructions or written plans (each, a “Rule 10b5-1 Trading Plan” and collectively, the “Rule 10b5-1 Trading Plans”) for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We describe the material terms of these Rule 10b5-1 Trading Plans below.

On August 5, 2025, Christopher Francis, Ph.D., our Senior Vice President, Corporate Development, Head of Emerging Areas, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 520,702 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Dr. Francis’ Rule 10b5-1 Trading Plan is active until March 2, 2026, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

On August 6, 2025, Mark Corrigan, M.D., a member of our board of directors, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 16,115 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Dr. Corrigan’s Rule 10b5-1 Trading Plan is active until March 31, 2026, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

On August 6, 2025, Christian Henry, MBA, Chairman of our board of directors, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 93,445 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Mr. Henry’s Rule 10b5-1 Trading Plan is active until July 30, 2026, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

On August 5, 2025, Adrian Rawcliffe, a member of our board of directors, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 58,115 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Mr. Rawcliffe’s Rule

10b5-1 Trading Plan is active until August 16, 2026, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

On August 6, 2025, Aik Na Tan, a member of our board of directors, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 135,345 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Ms. Tan’s Rule 10b5-1 Trading Plan is active until March 31, 2026, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

Except as disclosed above, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended September 30, 2025.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.1+	Non-Employee Director Compensation Policy, effective as of August 11, 2025	X

10.2+	Wave Life Sciences Ltd. 2021 Equity Incentive Plan, as amended		Form 8-K (Exhibit 10.1)	8/11/2025	001-37627

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer	X

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its Inline XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

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

WAVE LIFE SCIENCES LTD.

Date: November 10, 2025	By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Kyle Moran
Kyle Moran
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)