Form 10-K
period 2025-12-31
Wave Life Sciences Ltd.
filed 2026-02-26
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the ordinary shares were last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2025) was $851,013,538.

The number of outstanding ordinary shares of the registrant as of February 19, 2026 was 188,254,954.

DOCUMENTS INCORPORATED BY REFERENCE

If the Registrant’s Definitive Proxy Statement relating to the 2026 Annual General Meeting of Shareholders (the “Proxy Statement”) is filed with the Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, then portions of the Proxy Statement will be incorporated by reference into Part III of this Annual Report on Form 10-K. If the Proxy Statement is not filed within such 120-day period, then the Registrant will file an amendment to this Annual Report within such 120-day period that will contain the information required to be included or incorporated by reference into Part III of this Annual Report.

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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ. These risks, uncertainties and other factors include, among other things, our critical accounting policies; the ability of our preclinical studies to produce data sufficient to support the filing of global clinical trial applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results and timing of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our effectiveness in managing current and future clinical trials and regulatory processes; the success of our platform in identifying viable candidates; the continued development and acceptance of nucleic acid therapeutics as a class of drugs; our ability to demonstrate the therapeutic benefits of our stereopure candidates in clinical trials, including our ability to develop candidates across multiple therapeutic modalities; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to fund our operations and to raise additional capital as needed; competition from others developing therapies for similar uses; and any impacts on our business as a result of or related to any local and global health epidemics, geopolitical conflicts, global economic uncertainty, the impact of tariffs and changes in economic policies, volatility in inflation, volatility in interest rates or market disruptions on our business, as well as other risks and uncertainties under the “Risk Factors” section of this Annual Report on Form 10-K and in other filings we make with the Securities and Exchange Commission (the “SEC”).

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
•
We, or third parties upon whom we depend, may face risks related to natural disasters and/or local and global health epidemics, which may delay our ability to complete our ongoing clinical trials, initiate additional clinical trials, delay regulatory activities and have other adverse effects on our business and operations.
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

PART I

Item 1. Business

Overview

We are a clinical-stage biotechnology company focused on unlocking the broad potential of ribonucleic acid (“RNA”) medicines (also known as oligonucleotides), or those targeting RNA, to transform human health. Our RNA medicines platform, PRISM®, combines multiple modalities, chemistry innovation and deep insights into human genetics to deliver scientific breakthroughs that treat both rare and common disorders. Our toolkit of RNA-targeting modalities, including RNAi (SpiNA) and RNA editing (AIMers), provides us with unmatched capabilities for designing and sustainably delivering candidates that optimally address disease biology. Our pipeline is focused on our obesity (WVE-007), alpha-1 antitrypsin deficiency (“AATD”) (WVE-006) and PNPLA3 I148M liver disease (WVE-008) programs, and also includes clinical programs for Duchenne muscular dystrophy (“DMD”) and Huntington’s disease (“HD”), as well as several preclinical programs utilizing our versatile RNA medicines platform.

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

The inspiration for our multimodal platform is based on the recognition that the biological machinery (i.e., enzymes) needed to address human disease already exists within our cells and can be harnessed for therapeutic purposes with the right tools. We believe that we have built the most versatile toolkit of RNA-targeting modalities in the industry, with multiple means of repairing, restoring, or reducing proteins and designing best-fit solutions based on the unique biology of a given disease target. We are actively advancing programs across modalities, including RNA interference (“RNAi”) (silencing), RNA editing, which uses novel A-to-I RNA editing oligonucleotides (“AIMers”), antisense silencing, and splicing. We have also advanced novel bifunctional modalities designed to silence multiple targets or silence one target while simultaneously editing or upregulating another unique target.

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

We are currently prioritizing lead programs that use GalNAc delivery for hepatic and metabolic diseases, each of which have potential to translate powerful human genetic insights into potentially transformational RNA medicines:

•
WVE-007 is a GalNAc-conjugated siRNA (SpiNA design) targeting inhibin βE (“INHBE”) for obesity;
•
WVE-006 is a GalNAc-conjugated RNA editing oligonucleotide (AIMer) for AATD;
•
WVE-008 is a GalNAc-conjugated RNA editing oligonucleotide (AIMer) for PNPLA3 I148M liver disease.

Our clinical-stage portfolio also includes WVE-N531, an exon 53 splicing oligonucleotide for DMD, and WVE-003, an allele-selective oligonucleotide designed to lower mutant huntingtin (“mHTT”) protein and preserve healthy, wild-type huntingtin (“wtHTT”) protein. We are also advancing several emerging siRNA and RNA editing programs targeting both hepatic and extra-hepatic tissues.

Our Current Programs

Additional details regarding our lead therapeutic programs are set forth below.

Obesity

Background and Market Opportunity

Obesity is increasingly being recognized as a growing global epidemic. In the United States, an estimated 42% of the adult population is living with obesity, and there are an estimated 175 million people in the United States and Europe and over one billion people globally, living with obesity. Adults with obesity have higher risk for many serious health conditions, including heart disease, type 2 diabetes, and some forms of cancer; and obesity is estimated to cost the U.S. healthcare system almost $173 billion annually.

Current Treatments

There are two GLP-1 receptor agonists (“GLP-1s”) approved in the United States and the European Union (“EU”) for the treatment of obesity: Saxenda (liraglutide, Novo Nordisk) and Wegovy (semaglutide, Novo Nordisk). Tirzepatide (Eli Lilly), approved as Zepbound by the U.S. Food and Drug Administration (“FDA”) and as Mounjaro by the European Medicines Agency (“EMA”) in November 2023, is a GLP-1/GIP receptor agonist. Other FDA-approved therapies for obesity include Xenical (H2-Pharma, approved in the United States in 1999), Qsymia (Vivus, approved in the United States in 2012), and Contrave (Currax Pharmaceuticals, approved in the United States in 2014).

Although GLP-1s induce weight loss, there remains a substantial unmet need in obesity, as GLP-1s lead to weight loss at the expense of muscle mass. For instance, in a Phase 3 study of semaglutide, 34% of total weight loss was from loss of lean mass (King 2021), and in a Phase 3 study of tirzepatide, treatment led to an approximately 34% loss in fat mass and an approximately 11% loss in lean mass (Jastreboff 2022). GLP-1s have also been shown to suppress the general reward system and are associated with a poor tolerability profile, frequent (weekly) administration, and discontinuation rates up to 68%.

Our Obesity Program

WVE-007 is a GalNAc-siRNA, that utilizes Wave’s proprietary design (“SpiNA”). WVE-007 is designed to silence INHBE mRNA to induce fat loss by stimulating lipolysis (fat breakdown) while preserving muscle mass to promote and maintain a healthy metabolic profile. Heterozygous INHBE loss-of-function (“LoF”) human carriers exhibit a healthy metabolic profile, including reduced waist-to-hip ratio and reduced odds of developing type 2 diabetes or coronary artery disease, and reduction of INHBE by 50% or more is expected to promote a healthy metabolic profile.

In preclinical diet-induced obesity (“DIO”) mouse models, a single dose of our INHBE GalNAc-siRNA has demonstrated highly potent and durable INHBE silencing (and >70% Activin E reductions), supporting once or twice a year subcutaneous dosing in humans. Weight loss was driven by visceral fat loss, and muscle mass was preserved in the mice, which is consistent with the profile of human INHBE LoF carriers. In DIO mice studies, a single dose of our INHBE GalNAc-siRNA led to a weight loss effect that was similar to daily subcutaneous injections of semaglutide for 28 days. We also observed a decrease in high fat diet-induced expansion of visceral adipose mass. This reduction of visceral fat mass was associated with significant shrinkage of adipocyte enlargement induced by a high fat diet compared with phosphate-buffered saline (“PBS”) treatment. Collectively, these results support the promotion of healthy adipose tissue with this mechanism of action, while muscle mass was preserved.

Stats: (left, middle, right) Linear Mixed Effects ANOVA with post hoc comparisons of marginal treatment effects vs. PBS per timepoint (left) or per tissue (middle, right) * p < 0.05

In a head-to-head study in DIO mice, treatment with our INHBE GalNAc-siRNA prior to cessation of semaglutide treatment curtailed expected rebound weight gain. When administered as an add-on to semaglutide, a single dose of our INHBE GalNAc-siRNA doubled the weight loss observed with semaglutide alone, and this effect was sustained throughout the duration of the preclinical study.

Left: 10 nmol/kg in mouse is equivalent to therapeutic dose of GLP-1s in human. Stats: Linear Mixed Effects ANOVA with post hoc comparisons of marginal treatment effects of Semaglutide vs. Semaglutide + INHBE GalNAc-siRNA per time point * p < 0.05; Right Stats: Linear Mixed Effects ANOVA with post hoc comparison of Day 28 vs. Day 56 marginal effects per treatment * p < 0.05

In preclinical studies, we have also observed that infiltration of macrophages into visceral adipose was significantly decreased by a single dose of INHBE GalNAc-siRNA compared with PBS controls. INHBE GalNAc-siRNA also significantly reduced proinflammatory M1 macrophage (CD11c positive) while sustaining levels of anti-inflammatory M2 macrophages in visceral fat, indicating an overall shift away from a pro-inflammatory state. Further, RNA sequencing data from subcutaneous adipose tissue indicates that INHBE GalNAc-siRNA leads to the upregulation of genes promoting insulin sensitivity, fatty acid utilization and beiging of white adipose, while downregulating adipose inflammation and fibrosis pathways. RNA sequencing data from visceral adipose tissue demonstrate that our INHBE GalNAc-siRNA increased glucose and fatty acid utilization, and reduced inflammation and fibrosis in adipose tissue.

INLIGHT™ is our first-in-human clinical trial of WVE-007 in individuals living with obesity. The Phase 1 single ascending dose (“SAD”) portion of INLIGHT includes otherwise healthy adults living with overweight or obesity to assess safety, tolerability, pharmacokinetics (“PK”), Activin E, body weight, biomarkers and body composition as measured by DEXA. Key inclusion criteria for the SAD portion of INLIGHT include hemoglobin A1c (“HbA1c”) of less than 5.9 and BMI between 28 and 35 kg/m2. The SAD portion of INLIGHT does not include any diet or exercise modifications.

In December 2025, we announced positive interim data from the ongoing Phase 1, SAD portion of INLIGHT, including three-month follow-up from the single subcutaneous 240 mg dose cohort in 32 individuals with an approximate mean baseline BMI of 32 kg/m2, a population with less visceral and subcutaneous fat than typical obesity studies. Key highlights include:

-
A single 240 mg dose of WVE-007 demonstrated improved body composition with fat loss similar to GLP-1 at three months, with muscle preservation.
-
From baseline, a single dose of WVE-007 improved body composition and led to a 9.4% reduction in visceral fat (p=0.02), a 4.5% reduction in total body fat (3.5 lbs; p=0.07), and a 3.2% increase in lean mass (4.0 lbs; p=0.01) as measured by DEXA scan at Day 85. No statistically significant changes from baseline in these parameters were observed in the placebo group (0.2% reduction in visceral fat, 0.5% reduction in total body fat, 2.3% increase in lean mass).
-
When adjusting for placebo, a single dose of WVE-007 led to a 9.2% reduction in visceral fat, a 4.0% reduction in total fat mass, a 0.9% increase in lean mass, and a 0.9% decrease in total mass from baseline as measured by DEXA.
-
Consistent and durable serum Activin E reductions were observed across participants and support WVE-007’s potential for once or twice-yearly dosing.
-
Maximum reductions in serum Activin E of 78% were observed 43 days post a single 240 mg dose. Mean reductions of greater than 75% were maintained at least up to Day 85, the end of the data cut.

WVE-007 was generally safe and well tolerated across all dose levels (75 mg, 240 mg, 400 mg, and 600 mg). There were no discontinuations, and no severe or serious treatment emergent adverse events (“TEAEs”). All TEAEs were mild or moderate, and all treatment-related adverse events were mild. There were no clinically meaningful changes in laboratory measurements, including lipid profiles and liver function tests.

The INLIGHT clinical trial is currently ongoing with 240 mg (n=32), 400 mg (n=32), and 600 mg (n=32) cohorts fully dosed. INLIGHT is ongoing at multiple trial sites including in the US, following clearance of an Investigational New Drug (“IND”) application. In the first quarter of 2026, we expect to deliver six-month follow-up data from Cohort 2 (240 mg) and three-month follow-up data from Cohort 3 (400 mg). Planning is underway to initiate the Phase 2a multidose (“MAD”) portion of the ongoing INLIGHT clinical trial in individuals living with higher BMI and comorbidities in the first half of 2026. We also expect to initiate new clinical trials evaluating WVE-007 as an incretin add-on and as post-incretin maintenance in 2026.

Alpha-1 antitrypsin deficiency (“AATD”)

Background and Market Opportunity

We are leveraging our RNA editing platform capability to develop a first-in-class treatment for AATD. AATD is a rare, inherited genetic disorder that is commonly caused by a G-to-A point mutation in the SERPINA1 gene; this mutant allele is termed the Z allele. This mutation leads to misfolding and aggregation of Z-AAT protein in hepatocytes and a lack of functional Alpha-1 antitrypsin (“AAT”) in the lungs. People with AATD typically exhibit progressive lung damage, liver damage or both, leading to frequent hospitalizations and potentially terminal lung disease and/or liver disease. Weekly intravenous augmentation therapy is the only treatment option for AATD in those with lung pathology; there are currently no approved therapies to address the liver pathology. Approximately 200,000 people in the United States and Europe are homozygous for the Z allele, which is the most common form of severe disease.

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

Our AATD Program

Our AATD program uses our novel GalNAc-conjugated AIMers (RNA editing oligonucleotides) and endogenous ADAR enzymes to correct a single base in the mutant SERPINA1 mRNA. By correcting the single RNA base mutation that causes a majority of AATD cases with the Pi*ZZ genotype (approximately 200,000 in the United States and Europe), RNA editing may provide an ideal approach for increasing circulating levels of wild-type AAT protein and reducing mutant protein aggregation in the liver, thus simultaneously addressing both the lung and liver manifestations of the disease. WVE-006 does not require lipid nanoparticle (“LNP”) delivery, which may be associated with systemic and liver toxicities, and comes without the risk of irreversible, collateral bystander edits and indels, which are associated with DNA base editing.

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

Our RestorAATion clinical program investigating WVE-006 as a treatment for AATD is comprised of two parts: RestorAATion-1, a study of healthy volunteers, and RestorAATion-2, a Phase 1b/2a open label study designed to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetics of WVE-006 in patients with AATD. The trial includes both single ascending dose and multiple ascending dose portions.

In September 2025, we announced positive data from the 200 mg single and multidose (n=8), and 400 mg single dose (n=8) cohorts of the ongoing RestorAATion-2 study. Key highlights included:

-
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
-
In the 200 mg multidose cohort, we observed 11.9 µM of total AAT and M-AAT of 7.2 µM, which was significantly increased from levels achieved during the single dose portion of the cohort. M-AAT levels reached 64.4% of total AAT, and mutant Z-AAT protein declined from baseline by 60.3%.
-
In the 400 mg single dose cohort, we observed total AAT of 12.8 µM and M-AAT of 5.3 µM.
-
WVE-006 was generally safe and well tolerated with a favorable safety profile. All adverse events were mild to moderate in intensity, and there were no SAEs.

Circulating M-AAT, Z-AAT, and total (M + Z) AAT protein in the serum were measured by highly selective and sensitive LC-MS/MS assays (LLOQ: 0.096 µM (M), 0.029 µM (Z)) and reported as mean participant SAD and MAD maximums

Middle: from 200 mg MAD cohort; Right: from 200 mg SAD cohort

The RestorAATion-2 clinical trial is fully enrolled through the 600 mg cohort, and dosing is ongoing. We expect to deliver data from the 400 mg multidose cohort in the first quarter of 2026. We also expect to deliver single and multidose data from the 600 mg cohort in 2026. In February 2026, we announced we were accelerating regulatory engagement for WVE-006, and we expect to receive regulatory feedback on a potential accelerated approval pathway mid-2026.

PNPLA3 I148M liver disease

Background and Market Opportunity

PNPLA3 I148M is a genetic driver of liver disease, including metabolic dysfunction-associated fatty liver disease (“MAFLD”), metabolic dysfunction-associated steatohepatitis (“MASH”) and Alcoholic Steatohepatitis (“ASH”). There are an estimated nine million homozygous PNPLA3 I148M individuals with liver disease in the United States and Europe. Homozygous carriers have a near five-fold higher risk of liver-related death compared to heterozygous carriers. Additionally, homozygous PNPLA3 I148M carriers with MASH may experience more severe disease with faster progression to advanced fibrosis and end-stage liver disease.

The PNPLA3 protein plays a critical role in hepatic lipid metabolism by balancing triglyceride storage and secretion, and supporting lipid remodeling, lipid mobilization, and retinol metabolism. The PNPLA3 I148M variant leads to a gain-of-function and contributes to liver disease by aggravating steatosis, inflammation, fibrosis, and ballooning. Therapeutic approaches aimed at silencing PNPLA3 may address liver fat accumulation, but they provide limited benefit in restoring retinol metabolism; fibrosis, ballooning, and inflammation are expected to persist. In contrast, an RNA editing approach to restore, rather than silence, PNPLA3 function in homozygous PNPLA3 I148M carriers should address liver disease by restoring lipid metabolism and reversing steatosis, fibrosis, ballooning, and inflammation.

Current Treatments

Currently, there are no therapeutic options specifically addressing the root cause of PNPLA3 I148M-driven liver disease. There are two therapies currently approved for MASH - Rezdiffra (resmetirom) from Madrigal Pharmaceuticals (US and EU) and Wegovy (semaglutide) from Novo Nordisk (US) – but neither directly addresses the pathology driven by PNPLA3 I148M.

Our PNPLA3 I148M Liver Disease Program

To effectively address the manifestations of PNPLA3 I148M liver disease, we use our novel RNA editing approach and have advanced WVE-008, a GalNAc-conjugated AIMer, as our clinical candidate. In preclinical studies, we have demonstrated that our PNPLA3 GalNAc-AIMer restores functional PNPLA3 protein and decreases lipid accumulation. We expect to file a clinical trial application for WVE-008 in 2026.

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

Current Treatments

While there are approved therapies for DMD, there is no cure, and there continues to be significant unmet medical need. In most countries, corticosteroids are the standard drug therapy, which slows the progression of muscle weakness and delays loss of ambulation by two to three years. Approved steroids for DMD include Emflaza (deflazacort) and Santhera Pharmaceuticals’ Agamree (vamorolone), an alternative steroid.

Four exon skipping therapies have been approved in the United States, all under the accelerated approval pathway. They include NS Pharma’s Viltepso (viltolarsen) for exon 53 skipping and three products from Sarepta Therapeutics: Exondys 51 (eteplirsen) for exon 51 skipping; Vyondys 53 (golodirsen) for exon 53 skipping; and Amondys 45 (casimersen) for exon 45 skipping. All of these products require weekly IV infusion, and to date, none of these products has demonstrated clinical benefit in a confirmatory trial.

Sarepta Therapeutics’ Elevidys, a microdystrophin gene therapy, is available in the United States and select ex-EU markets for ambulatory DMD patients aged at least four years who have a confirmed mutation in the DMD gene. In 2024, the FDA granted approval to Italfarmaco/ITF Therapeutics’ Duvyzat (givinostat), a histone deacetylase inhibitor.

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

FORWARD-53, the Phase 1b/2a proof-of-concept, open label trial of WVE-N531 included “Part A,” in which 3 boys received 3 doses of WVE-N531 at 10 mg/kg every two weeks and “Part B,” in which 11 boys initially received 10 mg/kg every two weeks for 48 weeks. In “Part B”, biopsy data was gathered from eight boys after 24 and 48 weeks, as well as safety and functional outcome assessments for all participants. Key results from the study included:

-
WVE-N531 uptake in myogenic stem cells, which are integral to muscle regeneration, and in myofibers;
-
Mean WVE-N531 skeletal muscle concentrations of ~41,000 ng/g and a 61-day tissue half-life support monthly dosing;
-
Statistically significant and clinically meaningful improvement of 3.8 seconds in Time-to-Rise vs. natural history with largest effect observed relative to any approved dystrophin restoration therapy at 48 weeks; additional functional benefits observed in other outcome measures including North Star Ambulatory Assessment (“NSAA”);
-
First-ever demonstration of substantial improvements in muscle health with exon skipping – statistically significant reduction in fibrosis driven by decreases in inflammation and necrosis, coupled with transition from regenerative to mature muscle; decreases in creatine kinase and circulating inflammatory biomarkers;
-
Dystrophin expression stabilized between 24 and 48 weeks and averaged 7.8% with 88% of boys above 5% average dystrophin;
-
WVE-N531 was generally safe and well-tolerated with no SAEs observed.

All participants in FORWARD-53 elected to advance to the extension portion of the clinical trial, which is currently ongoing with boys receiving monthly doses of WVE-N531. To augment monthly data and ensure a monthly regimen at a potential launch, we expanded FORWARD-53 to include additional boys on a monthly dosing regimen. We plan to file a New Drug Application in 2026 to support accelerated approval of WVE-N531 with monthly dosing.

Huntington’s disease (“HD”)

Background and Market Opportunity

HD is a rare hereditary neurodegenerative disease that results in early death and for which there is no cure. In patients with HD, there is a progressive loss of neurons in the brain leading to cognitive, psychiatric, and motor disabilities. HD is caused by a mutation (an expanded cytosine-adenine-guanine (“CAG”) triplet repeat) in the Huntingtin (“HTT”) gene, which results in production of mHTT protein and decreases the amount of wtHTT protein that is expressed. Patients with HD still express some wtHTT protein, which is important for neuronal function, and which may be neuroprotective in an adult brain and specifically protective against HD. Studies suggest a multifaceted mechanism by which gain of mHTT protein and a concurrent loss of wtHTT protein may drive the pathophysiology of HD. Accordingly, therapeutic approaches for HD that aim to lower mHTT but that also suppress wtHTT may have detrimental long-term consequences. We believe an allele-selective therapeutic, one that can diminish the production of mHTT while sparing wtHTT, may be ideal.

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

Medium spiny neurons in a deep brain region called the striatum, which includes caudate and putamen, are particularly sensitive to death in HD. Caudate volume, as measured by magnetic resonance imaging (“MRI”), is an imaging biomarker that consistently shows atrophy at the earliest stages of disease, and it is one of the biomarkers that serves as a landmark for disease progression (Tabrizi et al., 2022 Lancet Neurol). Our evaluation of longitudinal natural history data from TRACK-HD and PREDICT-HD demonstrate that an absolute reduction of 1% in the rate of caudate atrophy is associated with a delay of onset of disability for individuals with HD of at least 7.5 years.

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

Our HD Program

WVE-003 is our stereopure allele-selective oligonucleotide that incorporates our proprietary PN chemistry and is designed to selectively target rs362273, a variant of the single nucleotide polymorphism (“SNP”), “mHTT SNP3”, associated with the disease-causing mHTT mRNA transcript within the HTT gene (Iwamoto et al., MTNA). Targeting mRNA through SNP3 allows us to lower expression of transcript from the mutant allele, while leaving the healthy transcript relatively intact, thereby preserving wild-type (healthy) huntingtin (“wtHTT”) protein, which is important for neuronal function. Approximately 40% of the HD population carries SNP3 according to published literature (Carroll et al., Molecular Therapy, 2011), and up to 80% of HD may be addressed in the future with other SNP-targeted candidates.

SELECT-HD was a global, multicenter, randomized, double-blind, placebo-controlled Phase 1b/2a clinical trial to assess the safety and tolerability of WVE-003 in people with a confirmed diagnosis of HD who were in the early stages of the disease and carry SNP3 in association with their CAG expansion. Additional objectives included assessing PK and exploratory PD and clinical endpoints.

In June 2024, we announced positive clinical data from the SELECT-HD study. Results from the multi-dose portion of the trial, which evaluated three doses of 30 mg WVE-003 administered every eight weeks, showed clear translation of target engagement to clinic with statistically significant, potent, durable and allele-selective reductions in cerebrospinal fluid (“CSF”) mHTT of up to a mean 46%, with preservation of wtHTT protein. The multi-dose cohort also revealed a statistically significant correlation between mHTT reduction and slowing of caudate atrophy, indicating a potential benefit of allele-selective mHTT reductions. Caudate atrophy, as measured by MRI, is a well-characterized measure of disease progression in HD. In the multi-dose cohort, WVE-003 was generally safe and well-tolerated, with mild-to-moderate adverse events (“AEs”) and no SAEs. In November 2024, five months after a patient completed their final safety visit, an SAE was reported that we assessed to be not related to WVE-003.

Following our positive clinical results, we initiated engagement with the FDA. In November 2024, we received supportive initial feedback from the FDA, who recognize the severity of HD and are receptive to and engaged with us regarding a potential pathway to accelerated approval. The FDA is open to our plan to evaluate biomarkers, including caudate atrophy, as an endpoint to assess HD progression with the potential to predict clinical outcomes. Also in November 2024, the FDA granted Orphan Drug Designation to WVE-003.

We have prepared an IND application for a potentially registrational Phase 2/3 study of WVE-003 and would plan to submit it in conjunction with a prospective strategic partner.

Discovery Pipeline

We are advancing new targets across multiple disease areas to expand our pipeline of wholly owned programs. Our compelling preclinical data demonstrate that our oligonucleotides can distribute to various tissues and cells without complex delivery vehicles, enabling us to address a wide variety of diseases. Within RNA editing, we have demonstrated clinically that we can address monogenic diseases by correcting the disease-causing mutation, as evidenced by restoration of healthy protein function for the treatment of AATD. Beyond correction, we have preclinical data demonstrating our ability to increase the stability of the mRNA transcript to upregulate protein levels. Within RNAi, we have shared preclinical data which show that our SpiNA designs enable RNAi-mediated silencing by further improving Ago2 loading and pharmacokinetics, leading to increased potency and durability compared to industry benchmarks. With our SpiNA designs, our preclinical data demonstrate we can silence targets in extra-hepatic tissues including adipose, skeletal muscle, heart, CNS, and kidney. We are utilizing a combination of human genetics and AI for target discovery and oligonucleotide design, and we have initiated a number of preclinical RNA editing and RNAi programs supported by evidence from human genetics, that leverage easily accessible biomarkers, offer efficient paths to proof-of-concept in humans, and represent meaningful commercial opportunities.

We have applied learnings from across our platform and chemistry optimization to investigate new bifunctional modalities which combine RNAi and RNA editing or dual RNAi silencing into a single oligonucleotide construct. These constructs are designed to silence multiple targets or silence one target while simultaneously editing or upregulating another distinct target. We demonstrated the ability of a single bifunctional oligonucleotide to engage in silencing and editing in vivo in mice using a GalNAc-conjugated oligonucleotide that is designed to edit UGP2 and silence TTR. In a separate preclinical study, we also demonstrated that we were able to upregulate low-density lipoprotein receptor and silence PCSK9 using a single construct in primary human hepatocytes.

Through our collaboration with GSK, we are actively working on multiple target validation programs as GSK-partnered programs, for which all of our costs and expenses are prepaid by GSK. GSK has selected four programs, across multiple modalities and hepatic and extra-hepatic tissues, to advance to development candidates following achievement of target validation, which have resulted in additional payments to us under the collaboration.

Our Strategy

We are building a leading RNA medicines company by utilizing our PRISM platform to translate powerful human genetic insights into potentially transformational therapeutics. Our therapeutic pipeline is focused on our clinical-stage obesity program (WVE-007) and our RNA editing (AIMer) portfolio (WVE-006 for AATD and WVE-008 for PNPLA3 I148M liver disease), all of which leverage GalNAc delivery. In addition to driving clinical and preclinical programs, we are continuously investing in PRISM to fully unlock the potential of our unique and expanding platform capabilities.

The key components of our strategy are as follows:

•
Extend our leadership in RNA medicines. We are establishing dominant position in the field of oligonucleotides, advancing basic research and pharmacology using stereochemistry and other novel modifications across multiple therapeutic modalities and target classes. Through PRISM, our efforts continue to reveal structure-activity relationships among base modifications and sequence, chemistry and backbone stereochemistry that may allow us to further tune the activity of our oligonucleotides in a previously unexplored, modality-specific manner.
•
Rapidly advance and sustainably grow our differentiated portfolio of RNA medicines. We are committed to transforming the care of individuals living with the burden of disease, including those with both rare and common diseases. Our current and future portfolio is focused on novel therapeutic approaches that optimally address disease biology, offer biomarkers for target engagement, inform on clinical effects early in development, and represent attractive commercial opportunities. With a focus on our clinically-validated RNAi (SpiNA) and RNA editing (AIMer) capabilities, we are positioned to unlock new biology and develop first-in-class therapeutics, including for extra-hepatic disease targets.

•
Leverage manufacturing leadership in oligonucleotides. We have built a hybrid internal / external manufacturing model that enables us to produce stereopure oligonucleotides at scales from one micromole to potential commercial scale. Through our internal manufacturing, based in our Lexington, Massachusetts facility, we have the capacity to support multiple discovery, preclinical, and early clinical-stage programs, and we have the expertise to conduct manufacturing runs for oligonucleotides spanning multiple modalities. We believe that leveraging our internal manufacturing capabilities along with expertise from contract manufacturing organizations (“CMOs”) facilitates our growth and enhances our ability to secure drug substance for current and future development activities.

PRISM: Our proprietary discovery and drug development platform

Our PRISM platform demonstrates the powerful convergence of best-in-class chemistry with human genetics. The platform was built on the recognition that a significant opportunity exists to tune the pharmacological properties of oligonucleotides by leveraging three key features of these molecules: base modifications and sequence, chemistry, and stereochemistry. Our unique ability to control stereochemistry provides the resolution necessary to optimize pharmacological profiles and develop and manufacture stereopure oligonucleotides. Stereopure oligonucleotides are comprised of molecules with atoms precisely and purposefully arranged in three-dimensional orientations at each linkage. Our stereopure oligonucleotides are distinct from the chiral backbone-modified or “mixture-based” oligonucleotides currently on the market or in development by others, which we believe are not optimized for stability, catalytic activity, efficacy or toxicity. We believe that PRISM has the potential to set a new industry standard for the molecular characterization of therapeutic oligonucleotides. Our rational process for designing stereopure oligonucleotides allows us to selectively optimize chemical modifications to a specific therapeutic modality in order to generate best-in-class oligonucleotides.

Advantages of PRISM

We believe that PRISM is a significant advancement in the development of oligonucleotides. The advantages of our approach include:

•
Ability to rationally design product candidates with optimized pharmacological properties. Our platform combines our unique ability to construct stereopure oligonucleotides with a deep understanding of how the interplay among oligonucleotide base modifications and sequence, chemistry and backbone stereochemistry impacts key pharmacological properties. By exploring these interactions through iterative analysis of in vitro and in vivo outcomes and machine learning-driven predictive modeling, we continue to define design principles that we deploy across programs to rapidly develop and manufacture clinical candidates that meet pre-defined product profiles. PRISM has also enabled us to further innovate our chemistry, including the application of new chemistry modifications, to our pipeline programs.
•
Broad applicability. PRISM is applicable to oligonucleotides acting via multiple therapeutic modalities, including RNAi, RNA editing, splicing, antisense and bifunctional modalities. It is also compatible with a broad range of chemical modifications and targeting moieties.
•
Simplified delivery. We can take advantage of simplified delivery strategies, such as free-uptake or GalNAc conjugation, to reach the site of action in the right tissue. This approach avoids the need, and certain limitations, for complex delivery vehicles such as LNPs or adeno-associated viruses (“AAV”).
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

We have subsequently published multiple additional manuscripts that provide robust evidence that stereopure oligonucleotides can be developed to have superior pharmacology to stereorandom oligonucleotides.

PN Backbone Chemistry Modifications

Our initial investigations into the impact of backbone chemistry and stereochemistry on oligonucleotide pharmacology focused on the widely used phosphodiester (“PO”) and phosphorothioate (“PS”) backbones. In 2020, we introduced PN chemistry to our repertoire of backbone modifications; this backbone modification replaces a non-bridging oxygen atom in a phosphodiester linkage with a nitrogen-containing moiety.

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

We have also investigated the impact of PN chemistry on cellular uptake and trafficking using gymnotic or free uptake conditions. In the graph labeled one below, the data demonstrate the cellular uptake improvement for AIMers containing PN chemistry, shown in light blue, compared to those without PN chemistry, shown in dark blue. To the right, in the graph labeled two, the data demonstrate the proportion of AIMer released from endosomes inside the cell. The addition of PN chemistry drove a greater than 2-fold increase in cellular uptake and an over 4-fold increase in endosomal release compared with AIMers lacking PN chemistry.

Below, we also demonstrated the benefits of PN chemistry on cellular residency, with a higher percentage of PN-containing molecules persisting within the cell, a 5-fold benefit on nuclear uptake, and ultimately, evidence this modification leads to a dramatic 30-fold improvement in target engagement in a cell free lysate system.

RNA editing – AIMer designs

With PRISM, we have generated stereopure AIMers, optimized for chemistry and stereochemistry, which promote RNA editing with endogenous ADAR enzymes in cellular models. We have demonstrated that the addition of PN chemistry substantially improves both potency and editing efficiency. Our foundational RNA editing paper published in Nature Biotechnology (Monian P, et. Al., 2022; doi.org/10.1038/s41587-022-01225-1) was the first scientific publication to report successful RNA base editing in NHPs using only single-stranded, GalNAc-conjugated oligonucleotides. In this manuscript, we demonstrated efficient RNA editing in vitro with our AIMers across a variety of cell lines, including non-human primate (“NHP”) and human primary hepatocytes. We observed potent, dose-dependent RNA editing with three chemically distinct stereopure AIMers (ACTB 1, ACTB 2, ACTB 3) via GalNAc-mediated uptake.

We next evaluated these same GalNAc-conjugated ACTB-editing AIMers in vivo in NHPs. For this study, we dosed NHPs subcutaneously once a day for five days. We took liver biopsy samples at baseline at two days and 45 days after the last dose to evaluate editing. We detected up to 50% editing two days after the last dose as compared to a baseline of 0% editing. These editing results were durable: we continued to see significant editing 45 days after the last dose. The PK data confirmed that a significant amount of AIMer was still detectable in the liver at that time. To assess off-target editing for the whole transcriptome, a mutation-calling software was used to call edit sites. From this analysis, we observed nominal off-target editing across the transcriptome. Sites where potential off-target editing occurred mapped predominantly to non-coding regions of the transcriptome and had either low read coverage in the analysis or occurred at low percentages of less than 10%, indicating that these are relatively rare events.

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

In our 2024 Nucleic Acids Research paper (Lu et al., 2024 Nuc Acid Res; doi.org/10.1093/nar/gkae681 N), we described the development of new AIMer designs (AIMer-D) with base modifications and sequence, sugar and backbone modifications that improve RNA editing efficiency over our previous design (AIMer-S). AIMers incorporating the AIMer-D pattern of backbone and 2′ sugar modifications supported enhanced editing efficiency across multiple sequences. Further efficiency gains were achieved through incorporation of N3U in place of cytidine (C) in the orphan position. Molecular modeling suggested that N3U might enhance ADAR catalytic activity by stabilizing the AIMer-ADAR interaction and potentially reducing the energy required to flip the target base into the active site. Supporting this hypothesis, AIMers containing N3U consistently enhanced RNA editing over those containing C across multiple sequences and multiple nearest neighbor sequence combinations. These modifications to AIMers improved RNA editing both in vitro and in vivo.

We continuously explore how new modifications and new combinations of modifications from our expansive repertoire can redefine what’s possible with oligonucleotide therapeutics

RNAi - SpiNA design

We have applied our stereopure PS and PN modifications to the siRNA modality using double-stranded siRNAs. In April 2023, we announced the publication of preclinical data for our novel siRNA formats in the journal of Nucleic Acids Research. The preclinical data demonstrated unprecedented Argonaute2 (“Ago2”) loading following administration of single subcutaneous GalNAc-siRNA doses, leading to improved potency and durability in vivo in mice versus comparator siRNA formats.

We continue to improve upon our GalNAc-siRNA with our SpiNA designs, which enable improved RNAi-mediated silencing by further increasing Ago2 loading, leading to improved potency and durability compared to our earlier siRNA designs (NAR) and industry benchmark (Ref, NAR: Liu et al., 2023 Nucleic Acids Research doi: 10.1093/nar/gkad268). As shown in the figure below, we have seen improvements in Ttr mRNA silencing in mice with our GalNAc-conjugated siRNAs following a single dose at 2 mg/kg.

All siRNAs have the same sequence and 2’-modifications as the literature reference construct with state-of-the-art siRNA chemistry

Compared to reference and our previous published siRNA constructs, SpiNA designs have also substantially improved the potency and duration of silencing, and we have observed up to 95% Ttr mRNA knockdown in mice at least up to 8 weeks after a single dose as shown in the figure below on the left. We have demonstrated that the shifts in potency and duration of activity of SpiNA is driven by increases in both Ago2 loading and PK, with SpiNA driving up to ten-fold improvement in Ago2 versus a reference compound, as shown below on the right.

Left: Single subcutaneous dose of 0.5 mg/kg in C57BL/6 mice; Middle: single subcutaneous dose of 2 mg/kg in C57BL/6 mice; Right: single subcutaneous dose of 0.5 mg/kg in C57BL/6 mice

Our Collaborations

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

GSK

On December 13, 2022, Wave Life Sciences USA, Inc. ("Wave USA") and Wave Life Sciences UK Limited ("Wave UK"), two of our direct, wholly-owned subsidiaries entered into a Collaboration and License Agreement (the “GSK Collaboration Agreement”) with GSK, which became effective on January 27, 2023. Pursuant to the GSK Collaboration Agreement, we and GSK have agreed to collaborate on the research, development, and commercialization of oligonucleotide therapeutics. The discovery collaboration has an initial four-year research term and combines our proprietary discovery and drug development platform, PRISMTM, with GSK’s novel genetic insights and its global development and commercial capabilities. In addition, the GSK Collaboration Agreement originally contained a global exclusive license to GSK for WVE-006, our first-in-class A-to-I(G) RNA editing candidate for alpha-1 antitrypsin deficiency, and in February 2026, we announced that we had regained full rights to WVE-006 from GSK.

Under the terms of the GSK Collaboration Agreement, we received an upfront payment of $170.0 million, which included a cash payment of $120.0 million and a $50.0 million equity investment. In addition, assuming GSK’s eight collaboration programs achieve initiation, development, launch, and commercialization milestones, we would be eligible to receive up to $2.8 billion in cash milestone payments, which are described in the following paragraphs.

The collaboration currently includes (1) a discovery collaboration which enables us to advance up to three programs leveraging targets informed by GSK’s novel genetic insights; and (2) a discovery collaboration which enables GSK to advance up to eight programs leveraging PRISM and our oligonucleotide expertise and discovery capabilities. The collaboration will enable us to continue building a pipeline of transformational oligonucleotide-based therapeutics and unlock new areas of disease biology.

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

With respect to the $50.0 million equity investment referred to above, simultaneously with our entry into the GSK Collaboration Agreement, we entered into a share purchase agreement with Glaxo Group Limited (“GGL”), an affiliate of GSK, pursuant to which we agreed to sell to GGL 10,683,761 of our ordinary shares at a purchase price of $4.68 per share, for an aggregate purchase price of approximately $50.0 million (the “GSK Equity Investment”). The GSK Equity Investment closed on January 26, 2023. The shares purchased by GGL in the GSK Equity Investment carry certain registration rights, customary for transactions of this kind.

Asuragen

In November 2019, we entered into an agreement with Asuragen (which was acquired by Bio-Techne Corporation in April 2021), a molecular diagnostics company, for the development and potential commercialization of companion diagnostics for our investigational allele-selective therapeutic programs targeting HD. This collaboration uses Asuragen’s market-leading repetitive sequence diagnostic expertise to provide scalable SNP phasing to support development programs and future commercialization at a global level. Asuragen has leveraged its AmplideX® PCR technology to develop companion diagnostic tests designed to size and phase HTT CAG repeats with the SNPs targeted by WVE-003, our HD program. These tests are designed to aid clinicians in selecting HD patients by identifying the SNPs that are in phase with the CAG-expanded allele.

Manufacturing

To provide internal cGMP manufacturing capabilities of drug substance and increase control and visibility of our drug product supply chain, we entered into a lease in September 2016 for a multi-use facility of approximately 90,000 square feet in Lexington, Massachusetts and initiated the build out of manufacturing space and related capabilities. Through our internal manufacturing, we have the capacity to support multiple discovery-, preclinical-, and early clinical-stage programs and have the established expertise to efficiently conduct manufacturing runs for oligonucleotides across a spectrum of modalities. In addition to manufacturing space, the Lexington facility includes additional laboratory and office space. This facility supplements our existing Cambridge, Massachusetts laboratory and office space headquarters, enhances our ability to secure drug substance for current and future development activities and may provide commercial-scale manufacturing capabilities. In July 2017, we took occupancy of the Lexington facility and began manufacturing production in the fourth quarter of 2017.

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

Certain such families have 20-year expiration dates that range from 2029 to at least 2045. Some of these families have issued patents in several jurisdictions, including in major market jurisdictions such as the United States, Europe, and/or Japan, have pending applications in multiple jurisdictions including in these major market jurisdictions, or are in the international stage.

We also co-own with the University of Tokyo filings that are directed to certain methods and/or reagents for synthesizing oligonucleotides; their 20-year expiration dates fall in 2031.

Stereopure Oligonucleotide Compositions

Certain of our patent filings protect stereopure compositions, particularly of therapeutically relevant oligonucleotides. Some such filings are directed to compositions whose oligonucleotides are characterized by particular patterns of chemical modification (including modifications of bases, sugars and/or internucleotidic linkages) and/or of internucleotidic linkage stereochemistry. Certain patent filings describe specific compositions designed for use in the treatment of particular diseases. Several of our patent filings directed to stereopure compositions have entered national stage prosecution in multiple jurisdictions and some have issued in one or more jurisdictions; others are in the international stage. Certain filings offer 20-year protection terms that range from 2033 to at least 2045.

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

Obesity

There are two GLP-1 receptor agonists approved in the United States for the treatment of obesity: Saxenda (liraglutide, Novo Nordisk) and Wegovy / Wegovy pill (semaglutide, Novo Nordisk). Zepbound (tirzepatide, Eli Lilly), approved by the FDA in November 2023, is a GLP-1/GIP receptor agonist. Beyond these approved therapies, there are other investigational oral GLP-1 receptor agonists, other GLP-1 receptor agonist combinations (e.g., GLP-1/GIP/glucagon receptor agonists, GLP-1/glucagon receptor agonists, GLP-1/amylin receptor agonists, GLP-1/GLP-2 receptor agonists, etc.), and other mechanisms (e.g., amylin) in various stages of clinical development. Other FDA-approved therapies for obesity include Xenical (H2-Pharma), Qsymia (Vivus), and Contrave (Currax Pharmaceuticals).

Arrowhead, Rona Therapeutics, Vial, BaseCure Therapeutics, SanegeneBio, and Hengrui have siRNA programs targeting INHBE in Phase 1 or Phase 1/2 development, and Alnylam and Innovent, among others, have preclinical INHBE programs. iBio has a preclinical antibody program targeting Activin E. In addition, multiple other companies are pursuing approaches for obesity that are complementary to GLP-1 receptor agonists and aim to reduce fat mass while preserving or increasing lean mass.

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

To our knowledge, there are no RNA editing programs currently in clinical development for AATD other than WVE-006, but Korro Bio and AIRNA have programs in preclinical development. Beam Therapeutics has a Phase 1/2 study and YolTech Therapeutics has a Phase 1 investigator-initiated trial ongoing with a DNA base editing approach, and three companies are developing prime editing approaches, including Tessera Therapeutics, which is initiating a Phase 1/2 study, and CRISPR Therapeutics and Prime Medicine which have programs in preclinical development. There are also a number of companies with investigational drugs in clinical development for AATD lung disease: Krystal Biotech (Phase 1), Mereo BioPharma (Phase 2 completed), and Sanofi (Phase 2), among others. Arrowhead Pharmaceuticals and Takeda have an investigational drug in Phase 3 clinical development for AATD liver disease.

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

Sarepta Therapeutics’ Elevidys, a microdystrophin gene therapy, is available in the United States and some ex-EU markets. Its current indication in the US is for ambulatory patients with DMD aged at least four years who have a confirmed mutation in the DMD gene. This includes patients who have a DMD mutation amenable to exon 53 skipping.

Other therapies available for DMD include Catalyst Pharmaceuticals’ Agamree (vamorolone), an alternative steroid which was approved in the US and EU in 2023, PTC Therapeutics’ Emflaza (steroid, now generic), and Italfarmaco/ITF Therapeutics’ Duvyzat (givinostat), a histone deacetylase inhibitor which was approved in the United States in 2024.

Several other companies have investigational drugs in clinical development targeting DMD more broadly, including patients amenable to exon 53 skipping. These include Capricor Therapeutics (Preregistration with FDA), Dystrogen Therapeutics (Phase 1), Edgewise Therapeutics (Phase 2), Regenxbio (Phase 3), Satellos Bioscience (Phase 1), and Solid Biosciences (Phase 3), among others. Based on available information, we do not believe there are other companies with investigational programs specifically for exon 53 skipping in clinical development. Several companies also have ongoing preclinical programs for DMD that may directly or indirectly target patients amenable to exon 53 skipping. These companies include Dyne Therapeutics, Precision BioSciences, and Vertex Pharmaceuticals, among others.

Huntington’s Disease (“HD”)

There are no approved treatments available to slow the progression of HD. Austedo (Teva), tetrabenazine (generic), and, in 2023, Ingrezza (Neurocrine Biosciences) have been approved for the treatment of chorea associated with HD.

We believe, based on publicly available information, that Alnylam (Phase 1), Annexon Biosciences (Phase 2 completed), Ionis Pharmaceuticals and Roche (allele-selective in Phase 1 and pan-silencing in Phase 2), Prilenia Therapeutics (Phase 3), PTC Therapeutics / Novartis (Phase 2), Roche (Phase 1/2), Skyhawk Therapeutics (Phase 2/3), uniQure (Phase 1/2), and Vico Therapeutics (Phase 1/2), among others, have investigational drugs aimed at slowing the progression of HD in clinical development. To our knowledge, we have the most advanced clinical stage program targeting allele-selective mHTT lowering.

Several companies have ongoing discovery or preclinical programs for HD, including Atalanta Therapeutics, Ophidion, Sangamo Therapeutics and Takeda, Sarepta Therapeutics, and Voyager Therapeutics and Novartis, among others.

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
•
submission to the FDA of an NDA, which must be accepted for filing by the FDA;
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

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s pharmacology, chemistry, manufacturing, and controls, and proposed labeling, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. Under federal law, the fee for the submission of an NDA with clinical data is substantial (for example, for fiscal year 2026 this application fee exceeds $4.6 million), and the sponsor of an approved NDA is also subject to an annual program fee, currently more than $440,000 per program. These fees are typically adjusted annually, but exemptions and waivers may be available under certain circumstances, including NDA fees for products with orphan designation.

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

The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, it may issue an approval letter or a Complete

Response Letter (“CRL”). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle for an application is complete and that the application will not be approved in its present form. A CRL outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. In September 2025, the FDA began publishing CRLs soon after issuing them to the respective sponsors, breaking with long standing agency tradition of publishing CRLs with approval documentation after the product is approved. Although the CRLs are made public, the FDA redacts trade secrets and confidential commercial information prior to release. If a CRL is issued, the applicant may choose to either resubmit the NDA addressing all of the deficiencies identified in the letter or withdraw the application. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when the deficiencies have been addressed to the FDA’s satisfaction, the FDA will typically issue an approval letter.

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

In 2025, the FDA created a new pilot voucher program called the Commissioner’s National Priority Voucher (“CNPV”) with the goal of radically expediting the drug and biological product review and approval process. The agency may award a CNPV to a company or a specific product candidate that demonstrates alignment with certain national health priorities. The FDA aims to take action on a marketing application for which a CNPV is used within one to two months after the filing date. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, none of these programs change the standards for approval and may not ultimately expedite the development or approval process.

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

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. There have been a limited number of Accelerated Approvals based on intermediate clinical endpoints. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval when the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate long-term clinical benefit of a drug.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”) which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription drug product samples and impose requirements to ensure accountability in distribution. Furthermore, the Drug Supply Chain Security Act (“DSCSA”) was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States. The DSCSA mandates resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a process that requires the submission of a clinical trial application much like an IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application (“CTA”), must be submitted to the competent national health authority and to independent ethics committees in each country in which a company plans to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements, clinical trials may proceed in that country. Under the EU Clinical Trials Regulation, which was adopted in April 2014 and replaced the Clinical Trials Directive, a harmonized assessment and supervision process was implemented as of January 31, 2022 for clinical trials throughout the EU, via a Clinical Trials Information System (“CTIS”). The CTIS will contain the centralized EU portal and database for clinical trials conducted in the EU and will allow for a centralized review process. This harmonized submission process became mandatory for new CTA submissions to be filed beginning on February 1, 2023. As of January 31, 2025, all clinical trials, including those initiated prior to such date, are subject to the provisions of the Clinical Trials Regulation. Under the new centralized process, if the EU member state leading the CTA review approves or rejects the application, the decision will apply to all involved member states.

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

There are also two other possible routes to authorize medicinal products in several EU countries, which are available for investigational medicinal products for which the centralized procedure is not obligatory: the decentralized procedure and the mutual recognition procedure (“MRP”). Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of a medicinal product that has not yet been authorized in any EU country and that does not fall within the mandatory scope of the centralized procedure.

The MRP for the approval of human drugs is an alternative approach to facilitate individual national marketing authorizations within the European Union. Basically, the MRP may be applied for all human drugs for which the centralized procedure is not obligatory. The MRP is applicable to the majority of conventional medicinal products and is based on the principle of recognition of an already existing national marketing authorization by one or more member states. In the MRP, a marketing authorization for a drug already exists in one or more member states of the European Union and subsequently marketing authorization applications are made in other European Union member states by referring to the initial marketing authorization. The member state in which the marketing authorization was first granted will then act as the reference member state. The member states where the marketing authorization is subsequently applied for act as concerned member states. After a product assessment is completed by the reference member state, copies of the report are sent to all member states, together with the approved summary of product characteristics, labeling and package leaflet. The concerned member states then have 90 days to recognize the decision of the reference member state and the summary of product characteristics, labeling and package leaflet. National marketing authorizations within individual member states shall be granted within 30 days after acknowledgement of the agreement.

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

In April 2023, the European Commission issued a proposal to revise and replace the existing general pharmaceutical legislation. As of December 2025, the three European Union institutions, the European Commission, the European Parliament and the Council of the European Union are in the process of negotiating the final content of the new Directive and Regulation. Once negotiations are complete, the European Parliament and the Council of the EU will vote on whether to approve the Directive and Regulation. If adopted and implemented as currently proposed, these revisions will significantly change several aspects of drug development and approval in the European Union.

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

The EC has designated more than a dozen Notified Bodies to perform conformity assessments under the IVDR. MedTech Europe has issued guidance relating to the IVDR in several areas, e.g., clinical benefit, technical documentation, state of art, accessories, and EUDAMED.

Most recently, on December 6, 2025, the European Commission released a proposal to amend the IVDR with the goal of simplifying the applicable rules, reducing the administrative burden on manufacturers, and enhancing the predictability and cost-effectiveness of the certification procedure while maintaining a high level of public health protections for EU patients and consumers. However, it is currently unknown whether such amendments to the IVDR will be enacted, or even if they become effective, whether they will have a significant impact on manufacturers distributing IVDs in the European Union.

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

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product and therapeutic candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product and therapeutic candidates that obtain marketing approval. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product and therapeutic candidates. In addition, future legislative and regulatory proposals may materially impact the ability of the FDA and other regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes will be enacted, or whether any of the FDA’s regulations, guidance or interpretations will be changed, or what the impact of such changes on the agency and its scientific review staff, if any, may be. For example, negotiations on the next FDA user fee reauthorization package began in mid-2025, and the resulting agreement is expected to be sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program must be finalized by Congress by the end of September 2027 in order to avoid a disruption in

FDA’s review goals for NDAs and other activities supported by user fees assessed against industry. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations. Moreover, among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access.

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

Additionally, on December 20, 2019, the Further Consolidated Appropriations Act for 2020 was signed into law (P.L. 116-94) and includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 (“CREATES Act”). The CREATES Act was enacted to address the concern articulated by both the FDA and others in the industry that some brand manufacturers had improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic product developers access to samples of brand products. Because generic product developers need samples of an RLD to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Although lawsuits have been filed under the CREATES Act since its enactment, those lawsuits have settled privately; therefore to date no federal court has reviewed or opined on the statutory language and there continues to be uncertainty regarding the scope and application of the law.

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

In August 2022, President Biden signed into the law the Inflation Reduction Act of 2022 (“IRA”). The IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. For example, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a product-by-product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities, announcing the first round of negotiated prices for the first 10 drug products in August 2024, which will become applicable for payment year 2026. The second round of negotiated prices for 15 drug products was announced in November 2025. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.

On May 12, 2025, an executive order was issued by the Trump Administration to implement a most favored nation ("MFN") drug pricing policy that would tie U.S. drug prices to the prices paid for drugs in other countries. The Trump Administration has continued to exert pressure on drug manufacturers to implement MFN pricing, including by suggesting that the administration may impose significant tariffs on pharmaceuticals if such manufacturers do not reach agreements to implement MFN pricing.

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

Human Capital

As of December 31, 2025, we employed 317 employees, all of whom were full-time employees. A significant number of our management and employees have had prior experience with pharmaceutical, biotechnology or medical product companies. None of our employees are represented by a labor union or covered under a collective bargaining agreement. Management considers relations with our employees to be good. Our approach to attracting, engaging, and aligning our talent is driven by our values statement; making an impact through innovation, inclusion, and inspiration. These values are core to who we are as an organization and what drives us to reimagine possible for science, for medicine, and for human health.

Our Workforce Strategy: Critical to fulfilling our mission is our ability to build and retain an exceptionally skilled, highly innovative team that shares a purposeful connection with the communities we serve and in which each member plays a unique and important role. We understand that to do this, we must remain an employer of choice for top talent and continuously find novel ways to maintain a culture that emphasizes respect, inclusion, collaboration, and continuous development. We regularly conduct surveys as a means of gaining employee insights, and we use the data to inform workforce engagement initiatives aligned with our strategy and culture. Additionally, we invest in regular leadership and management development programming designed to strengthen coaching and communication capabilities and, by extension, each manager’s ability to build, engage, and develop high-performing teams at every level of the organization. To support our ability to recruit top talent in a competitive hiring environment, we offer a differentiated total rewards package that includes base salary, cash bonuses aligned to company and individual achievement, compelling benefits, and equity compensation for all employees. We believe that providing employees with an ownership interest in Wave reinforces a shared commitment to our long-term success and value creation. We were previously recognized by the Boston Business Journal and won the distinction of being one of the 2024 “Best Places to Work”, which underscores our employees’ recognition of our collective focus, resilience, and commitment to our mission of unlocking the broad potential of RNA medicines to transform human health. This commitment is company-wide, and our Board of Directors remains actively involved in overseeing human capital strategy, providing input on key decisions related to succession planning, compensation, and the continued development of our workforce.

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

Advocacy and Community Engagement: Our community engagement activities are focused on seeking to better understand the lived experience of people impacted by rare and prevalent diseases and identifying opportunities to support these communities. We believe that listening to, learning from, and partnering with individuals impacted by the diseases we are aiming to address, including families and caregivers, connects us more deeply to our mission and enhances our ability to discover and develop meaningful therapies. Through collaboration with patient communities and advocacy organizations, including participation in community- focused conferences and events, we aim to incorporate community voices and perspectives into every aspect of our work. Insights from the community inform the design and execution of our clinical trials, shape our corporate culture, and drive activities and initiatives that are intended to make a positive impact on people’s lives. Employee volunteering is another important component of our community engagement initiatives. By participating in a broad range of volunteer activities, our employees donate time and resources to support individuals and families in our community and beyond.

As an innovative organization focused on ongoing improvement, we will continue to evolve and strengthen our strategies relating to talent while furthering our investment in our employees, culture, community partnerships and outreach, and other measures to engage and align our talent with our purpose.

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

Information Available on the Internet

Our Internet website address is http://www.wavelifesciences.com. The information contained on, or that can be accessed through, our website is not a part of, or incorporated by reference in, this Annual Report on Form 10-K or our other filings with the SEC. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through the “Investors – SEC Filings” section of our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% shareholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are filed with the SEC. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s website at http://www.sec.gov.

In addition, we regularly use our website to post information regarding our business and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors,” as a source of information about us.

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

We are a clinical-stage biotechnology company and have incurred significant operating losses since our incorporation in 2012. Our net loss was $204.4 million, $97.0 million, and $57.5 million for the fiscal years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, and 2024 we had an accumulated deficit of $1,326.2 million and $1,121.9 million, respectively. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We are a clinical-stage biotechnology company focused on unlocking the broad potential of ribonucleic acid (“RNA”) medicines (also known as oligonucleotides), or those targeting RNA, to transform human health. Our RNA medicines platform, PRISM®, combines multiple modalities, chemistry innovation and deep insights into human genetics to deliver scientific breakthroughs that treat both rare and common disorders. Our toolkit of RNA-targeting modalities, including RNAi silencing (SpiNA) and RNA editing (AIMers), provides us with unmatched capabilities for designing and sustainably delivering candidates that optimally address disease biology. Our pipeline is focused on our obesity, alpha-1 antitrypsin deficiency (“AATD”) and PNPLA3 I148M liver disease programs, and also includes clinical programs for Duchenne muscular dystrophy (“DMD”) and Huntington’s disease (“HD”), as well as several preclinical programs utilizing our versatile RNA medicines platform. We have not generated, and do not expect to generate, any product revenue for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, manufacturing, preclinical studies and clinical trials and the regulatory review process for product candidates. The amount of future losses is uncertain. To achieve profitability, we must successfully develop product candidates, obtain regulatory approvals to market and commercialize product candidates, manufacture any approved product candidates on commercially reasonable terms, establish a sales and marketing organization or suitable third-party alternatives for any approved product and raise sufficient funds to finance our business activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause our shareholders to lose all or part of their investment.

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
•
the impacts of any local or global health epidemics, geopolitical conflicts, global economic uncertainty, tariffs, rising inflation, rising interest rates or market disruptions on our business;
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

To date, we have primarily financed our operations through sales of our securities and our collaborations with third parties. Through December 31, 2025, we have received an aggregate of approximately $2,076.7 million in net proceeds from these transactions, consisting of $1,450.5 million in net proceeds from public and other registered offerings of our ordinary shares, $536.9 million from our collaborations, exclusive of any potential future milestone and royalty payments, and $89.3 million in net proceeds from private placements of our debt and equity securities.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Our ability to effectively run our business could be adversely affected by general conditions in the global economy and in the financial services industry. Various macroeconomic factors could adversely affect our business, including fears concerning the banking sector, rising inflation, and interest rates and overall changes in economic conditions and uncertainties. A severe or prolonged economic downturn could result in a variety of risks, including our ability to raise additional funding on a timely basis or on acceptable terms. A weak or declining economy could also impact third parties upon whom we depend to run our business. Concerns over bank failures and bailouts and their potential broader effects and potential systemic risk on the banking sector generally and on the biotechnology industry and its participants may adversely affect our access to capital and our business and operations more generally. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general.

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

We are a clinical-stage biotechnology company focused on unlocking the broad potential of RNA medicines to transform human health. Our pipeline is focused on our obesity, AATD and PNPLA3 I148M liver disease programs, and also includes clinical programs for DMD and HD, as well as several preclinical programs utilizing our versatile RNA medicines platform. We have not yet demonstrated our ability to successfully complete pivotal clinical trials, obtain marketing approvals, or conduct sales and marketing activities necessary for successful product commercialization. We have limited experience manufacturing our products at commercial scale or arranging for a third party to do so on our behalf. Typically, it takes many years to develop and commercialize a therapeutic from the time it is discovered to when it is available for treating patients. Further, drug development is a capital-intensive and highly speculative undertaking that involves a substantial degree of risk. You should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by biotechnology companies in the early stages of clinical development, such as ours. Any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

We have a robust and diverse pipeline of first- or best-in-class RNA medicines. Our pipeline is focused on our obesity, AATD and PNPLA3 I148M liver disease programs, and also includes clinical programs for DMD and HD, as well as several preclinical programs utilizing our versatile RNA medicines platform.

However, we currently have no products on the market. We have invested a significant portion of our efforts and financial resources in the identification and preclinical and clinical development of our oligonucleotides, the development of our RNA medicines platform, PRISM, including our toolkit of RNA-targeting modalities, and our novel chemistry modifications, and the continued growth of our manufacturing capabilities. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, regulatory approvals, and eventual commercialization of our product candidates. Our success will depend on several factors, including the following:

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

We are a clinical-stage biotechnology company focused on unlocking the broad potential of RNA medicines (also known as oligonucleotides) to transform human health. Although we continue to build on our experience in manufacturing oligonucleotides, we have limited experience as a company manufacturing product candidates for commercial supply. We may never be successful in manufacturing product candidates in sufficient quantities or with sufficient quality for commercial use. Our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, operator error, natural disasters, unavailability of qualified personnel, difficulties with logistics and shipping, problems regarding yields or stability of product, contamination or other quality control issues, power failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

Congress also amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Although none of our product candidates has reached Phase 3 of clinical development, we must submit a diversity action plan to the FDA by the time we submit a Phase 3 trial, or pivotal study, protocol to the agency for review, unless we are able to obtain a waiver for some or all of the requirements for a diversity action plan. Initiation of such trials may be delayed if the FDA objects to our proposed diversity action plans for any future Phase 3 trial for our product candidates, and we may experience difficulties recruiting a diverse population of patients in attempting to fulfill the requirements of any approved diversity action plan.

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

All aspects of our business, including research and development, manufacturing, marketing, pricing, sales, litigation, and intellectual property rights, are subject to extensive legislation and regulation. Changes in applicable U.S. federal and state laws and agency regulation, as well as foreign laws and regulations, could have a materially negative impact on our business. In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates or any potential future product candidates of ours, restrict or regulate post-approval activities, or affect our ability to profitably sell any product candidates for which we obtain marketing approval. Increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Congress also must reauthorize the FDA’s user fee programs every five years and often makes changes to those programs in addition to policy or procedural changes that may be negotiated between the FDA and industry stakeholders as part of this periodic reauthorization process. Congress most recently reauthorized the user fee programs in September 2022 without any substantive policy changes. The next FDA user fee reauthorization package entered the stakeholder negotiation phase in mid-2025, and the resulting agreement is expected to be sent to Congress in early 2027 for purposes of initiating the legislative process. Reauthorization of the prescription drug user fee program must be finalized by Congress by the end of September 2027 in order to avoid a disruption in FDA’s review goals for NDAs and other activities supported by user fees assessed against industry.

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

We or third parties upon whom we depend may be adversely affected by natural disasters and/or local and global health epidemics, and our business, financial condition and results of operations could be adversely affected.

Natural disasters or local and global health epidemics could severely disrupt our operations and have a material adverse effect on our business operations. If a natural disaster, health epidemic, or other event beyond our control occurred that prevented us from using all or a significant portion of our office, manufacturing and/or lab spaces, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult for us to continue our business for a substantial period of time. As a clinical-stage company with multiple programs and multiple clinical trials currently underway, any natural disasters and/or local or global health issues could impact the execution of our preclinical studies and clinical trials, and could have a material and adverse effect on our business operations.

While we have adapted our processes to lessen the potential impact that a natural disaster and/or health epidemic may have on our business, any potential delays or long-term impacts on our business, our clinical trials, healthcare systems or the global economy could be highly uncertain and the disaster recovery and business continuity plans we have in place may prove inadequate. For example, we rely upon third parties for many aspects of our business, including the raw materials used to make our product candidates and the conduct of our clinical trials and preclinical studies. While we have built up inventory to assist us through uncertain operating environments, our suppliers may be disrupted now or in the future due to a natural disaster and/or health epidemic, which could affect our ability to procure items that are essential for our research and development activities and could cause increases to our costs, inflation, and significant disruptions to our business. These effects, among others, could materially adversely affect our business, financial condition, results of operations, and prospects.

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

Risks Related to Our Dependence on Third Parties

We may depend on collaborations with third parties for the development and commercialization of certain of our product candidates.

We may depend on third-party collaborators for the development and commercialization of certain of our product candidates. Our potential future collaborators include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. For example, in January 2023, we commenced a collaboration with GSK to research, develop, and commercialize oligonucleotide therapeutics. Collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. We may also be restricted under existing license or collaboration agreements from entering into agreements on certain terms with other potential collaborators. If we are unable to enter into collaborations with respect to a product candidate, we may have to curtail the development of such product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

Although we have assembled a team of employees with experience developing medicines and obtaining regulatory approval to market those medicines, we have limited experience as a company in drug development. We are a clinical-stage biotechnology company focused on unlocking the broad potential of RNA medicines to transform human health. Our pipeline is focused on our obesity, AATD and PNPLA3 I148M liver disease programs, and also includes clinical programs for DMD and HD, as well as several preclinical programs utilizing our versatile RNA medicines platform. As we advance product candidates through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In addition, we must manage our relationships with collaborators or partners, suppliers and other organizations, including our collaboration with GSK. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. In addition, our future growth may require significant capital expenditures and may divert financial resources from other projects, such as the development of our product candidates. If we are unable to effectively manage our future growth, our expenses may increase and our ability to generate revenue could be reduced.

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

Security breaches, cybersecurity threats, misuse of AI tools, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.

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

The secure processing, storage, maintenance and transmission of this critical information by us, or our CROs and other third-party partners, is vital to our operations and business strategy. We also have systems in place at our facilities to mitigate disruptions to our communications systems, including the prevention of a loss to our electrical systems. Although we are proactive in our approach and take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, or that of our CROs or other third party partners, may be vulnerable to attacks by hackers, viruses, breaches, interruptions due to employee error, malfeasance or other disruptions, lapses in compliance with privacy and security mandates, or damage from natural disasters, terrorism, war and telecommunication and electrical failures. We continue to monitor, investigate and address potential incidents as they arise. In addition, cyberattacks, malicious internet-based activity and fraud are prevalent and continue to increase in frequency. Any such event, including a cyberattack, could compromise our networks, or that of our CROs or other third parties, and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Furthermore, any such event could subject us to liability, negatively impact our business operations, or result in information theft, data corruption, operational disruption, damage to our reputation, or financial loss.

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

Artificial Intelligence (“AI”) is increasingly being used within many different industries. While we have developed policies governing the use of AI to encourage appropriate use of AI by our employees, contractors, and other third-parties, any failure to adhere to such policies that we may establish could violate confidentiality obligations or applicable laws and regulations, jeopardize our intellectual property rights, or result in the misuse of personally identifiable information or the injection of malware into our systems, any of which could have a material adverse effect on our business.

Numerous federal, state and international laws address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of personally identifiable information and other user data, including in the context of the development and deployment of AI technologies. In the United States, many states have already implemented state laws addressing privacy or are set to enact data protection legislation. In addition, several states have enacted privacy laws to specifically regulate consumer health data that is not subject to HIPAA.

As the patchwork of state and federal U.S. privacy laws expands, enforcement of data privacy and cybersecurity breaches has increased, along with the cost (for example, the Federal Trade Commission increased enforcement of cybersecurity and data privacy, and related fines in 2025).

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

While we have taken steps to comply with all applicable privacy laws and regulations, including the GDPR, by taking measures including but not limited to enhancing our security procedures, updating our website, revising our clinical trial informed consents, adopting the standard contractual clauses for cross-border transfers of personal data, increasing our cyber insurance, developing policies governing the use of AI, and entering into data processing agreements with relevant CROs and third party partners, we cannot completely assure you that our efforts to remain in compliance will be fully successful. The GDPR and other changes in laws or regulations associated with the enhanced protection of personal data may increase our costs of compliance and result in greater legal risks.

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

For the years ended December 31, 2025, 2024 and 2023, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, the results of our operations or our cash flows. A hypothetical 10% change in foreign currency rates would not have a material impact on our historical financial position or results of operations. However, there can be no assurance that changes in foreign currency exchange rates will not have a material adverse impact on us in the future.

The U.S. tax legislation and future changes to applicable U.S. or foreign tax laws and regulations may have a material adverse effect on our business, financial condition and results of operations.

We are subject to income and other taxes in the United States and foreign jurisdictions. Changes in laws and policy relating to taxes or trade, including increases in tax rates or modifications, technical corrections or clarifications to tax laws, such as the One Big Beautiful Bill Act of 2025 (“OBBBA”), which contained several pieces of tax legislation, some of which made permanent, and some of which reversed, certain of the significant U.S. tax law changes originally enacted in 2017 (under the legislation informally titled the Tax Cuts and Jobs Act). For example, the OBBBA reinstated immediate expensing of certain research and experimental research expenses incurred in tax years beginning after December 31, 2024 if incurred in the United States, though the requirement to amortize non-U.S. research and experimental expenses over 15 years remains unchanged. Any future changes may have an adverse effect on our business, financial condition and results of operations. This Annual Report on Form 10-K does not discuss any such tax legislation or changes to tax laws and legislation, or the manner in which it might affect us or purchasers of our securities. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our securities.

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

Future legislative and regulatory proposals may impact the ability of regulatory agencies to operate as they have historically operated. We cannot be sure whether additional legislative changes or executive orders will be enacted, or whether any of the regulations, guidances or interpretations of any such agencies will be changed, or what the impact of such changes, if any, may be.

In addition, disruptions at the FDA and other agencies may also extend the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, political disputes in Congress may result in a shutdown of the U.S. government, and in such cases certain regulatory agencies, such as the FDA and the SEC, would have to furlough employees and stop critical activities during that period. Moreover, government shutdowns or slowdowns can increase the time needed for an agency to complete its review or make final approvals or other administrative decisions. If a prolonged government shutdown or slowdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

There is no treaty between the United States and Singapore providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters and a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not predicated solely upon the federal securities laws, would, therefore, not be automatically enforceable in Singapore. There is uncertainty as to whether judgments of courts in the United States based upon the civil liability provisions of the federal securities laws of the United States would be recognized or enforceable in Singapore. In addition, holders of book-entry interests in our shares will be required to be registered shareholders as reflected in our shareholder register in order to have standing to bring a shareholder action in the United States and, if successful, to enforce a foreign judgment against us, our directors or our executive officers in the Singapore courts. The administrative process of becoming a registered holder could result in delays prejudicial to any legal proceedings or enforcement action. Consequently, it may be difficult for investors to enforce against us, our directors or our officers in Singapore judgments obtained in the United States which are predicated upon the civil liability provisions of the federal securities laws of the United States.

We are incorporated in Singapore and our shareholders may have more difficulty in protecting their interests than they would as shareholders of a corporation incorporated in the United States.

Our corporate affairs are governed by our constitution and by the laws governing corporations incorporated in Singapore. The rights of our shareholders and the responsibilities of the members of our Board of Directors (“Board”) under Singapore law are different from those applicable to a corporation incorporated in the United States. Principal shareholders of Singapore companies do not owe fiduciary duties to minority shareholders, as compared, for example, to controlling shareholders in corporations incorporated in Delaware. Our public shareholders may have more difficulty in protecting their interests in connection with actions taken by our management, members of our Board or our principal shareholders than they would as shareholders of a corporation incorporated in the United States.

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

On May 5, 2025, the Securities Industry Council ("SIC") published a consultation paper seeking feedback on proposed amendments to the Singapore Takeover Code (the consultation exercise, the "Consultation"). The Consultation had closed on June 5, 2025. As at the date of this Annual Report on Form 10-K, the SIC has not published the conclusions of the Consultation, nor provided any indication as to when the conclusions of the Consultation would be available. Accordingly, please note that there may be further amendments to the provisions of the Singapore Takeover Code after the date of this Annual Report on Form 10-K. Investors and/or shareholders should consult their own legal advisers and obtain specific legal advice in respect of their rights under the Singapore Takeover Code.

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

The rules governing passive foreign investment companies (“PFICs”) can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC, which must be made annually after the close of each taxable year, depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. The fair market value of our assets is expected to relate, in part, to (a) the market price of our ordinary shares and (b) the composition of our income and assets, which will be affected by how, and how quickly, we spend any cash that is raised in any financing transaction. Moreover, our ability to earn specific types of income that we currently treat as non-passive for purposes of the PFIC rules is uncertain with respect to future years. Based on our gross income, the average value of our assets, including goodwill and the nature of our active business, we do not expect to be treated as a PFIC for U.S. federal income tax purposes for the taxable year ended December 31, 2025. Because the value of our assets for purposes of determining PFIC status will depend in part on the market price of our ordinary shares, which may fluctuate significantly, there can be no assurance that we will not be considered a PFIC for our current taxable year ending December 31, 2026 or for any future taxable year.

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

Our financial results reflect the effect of certain tax credits and the operation of certain tax regimes within the United Kingdom. Recent changes to the U.K. research and development tax credit regime will reduce the amount of tax credits we can claim and impose new limitations, which could impact our financial condition, results of operations and cash flows.

As a company carrying out extensive research and development activities, we have historically benefited from the U.K. research and development tax credit regime. For accounting periods that began prior to April 1, 2024, our subsidiary in the United Kingdom qualified under the Small and Medium-sized Enterprise (“SME”) R&D tax credit regime, which allowed us to surrender our U.K. subsidiary’s trading losses from qualifying research and development activities for a payable tax credit of generally up to 18.6% of such expenditures. Expenditures of staff supplied by unconnected third parties incurred were eligible for a payable tax credit of generally up to 12.1%. Our payable tax credit amounts were historically capped at an amount that was equal to three times our “pay as you earn” (or PAYE) and U.K. national insurance tax liabilities.

Effective for accounting periods beginning on or after April 1, 2024, the U.K. Finance Act 2024 combined the previous SME regime and the large-company R&D credit regime (known as the “RDEC” regime) into one unified R&D tax credit regime. Under this merged R&D credit regime, all companies (regardless of size) may claim a tax credit equal to 20% of qualifying research and development expenditures, with a net benefit of up to 16.2% after tax.

In addition to changing the credit rates, the U.K. legislation tightened the rules on eligible R&D expenditures, which may further limit the amount of credit we can claim. For accounting periods beginning on or after April 1, 2024, R&D credit claims are subject to new restrictions on costs related to overseas subcontracted R&D work and externally provided R&D workers. To be eligible for the tax credit, any subcontracted R&D activities generally must be performed in the United Kingdom. R&D activities or workers outside the United Kingdom are largely excluded from creditable expenditures, unless they fall within an exception. These new rules mean that certain R&D costs we incur overseas may no longer qualify for U.K. tax credits going forward.

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

We have issued pre-funded warrants in certain of our financings, which may cause additional dilution to our shareholders.

In several of our financings beginning in June 2022, we issued and sold ordinary shares and, in some instances, in lieu of additional ordinary shares, pre-funded warrants (the “Pre-Funded Warrants”) to purchase ordinary shares at an exercise price of $0.0001 per share. The Pre-Funded Warrants contain a so-called “blocker” provision which provides that they are only exercisable upon receipt of shareholder approval or if such exercise would not cause the aggregate number of ordinary shares or the combined voting power of total securities, in each case, beneficially owned by the holder (together with its affiliates) to exceed, depending on the terms of the applicable Pre-Funded Warrants and in certain cases at the election of the holder, either 4.99%, 9.99% or 19.99% of the number of ordinary shares or total securities, respectively, outstanding immediately after giving effect to the exercise. To the extent the Pre-Funded Warrants are exercised, additional ordinary shares will be issued and such issuance would dilute existing shareholders and increase the number of shares eligible for resale in the public market.

Our principal shareholders and management own a significant percentage of our ordinary shares and will be able to exert significant control over matters subject to shareholder approval.

Based on information publicly available to us as of December 31, 2025, our executive officers, our directors and their respective affiliates, and our other significant shareholders beneficially own a significant portion of our outstanding ordinary shares. As a result, these shareholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these shareholders may not be the same as or may even conflict with the interests of our other shareholders. For example, these shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders, which could deprive shareholders of an opportunity to receive a premium for their ordinary shares as part of a sale of our company or our assets and might affect the prevailing market price of our ordinary shares. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

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

Although we determined that our internal controls over financing reporting were effective as of December 31, 2025, we may in the future identify internal control deficiencies that could rise to the level of a material weakness or uncover other errors in financial reporting. During the course of our evaluation of these material weaknesses, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. There can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods. In addition, we cannot assure you that our independent registered public accounting firm will be able to attest that such internal controls are effective.

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

Shareholders

As of February 19, 2026, we had 188,254,954 ordinary shares outstanding and approximately seven shareholders of record of our ordinary shares.

Share Performance Graph

The following share performance graph compares our total share return with the total return for (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index for the period from December 31, 2020 through December 31, 2025. The figures represented below assume an investment of $100.00 in our ordinary shares at the closing price of $7.870 on December 31, 2020 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on December 31, 2020 and the reinvestment of dividends, if any, into ordinary shares. The share return shown in the share performance graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future share return.

This performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

Overview

We are a clinical-stage biotechnology company focused on unlocking the broad potential of ribonucleic acid (“RNA”) medicines (also known as oligonucleotides), or those targeting RNA, to transform human health. Our RNA medicines platform, PRISM®, combines multiple modalities, chemistry innovation and deep insights into human genetics to deliver scientific breakthroughs that treat both rare and common disorders. Our toolkit of RNA-targeting modalities, including RNAi (SpiNA) and RNA editing (AIMers), provides us with unmatched capabilities for designing and sustainably delivering candidates that optimally address disease biology. Our pipeline is focused on our obesity (WVE-007), alpha-1 antitrypsin deficiency (“AATD”) (WVE-006) and PNPLA3 I148M liver disease (WVE-008) programs, and also includes clinical programs for Duchenne muscular dystrophy (“DMD”) and Huntington’s disease (“HD”), as well as several preclinical programs utilizing our versatile RNA medicines platform.

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

The inspiration for our multimodal platform is based on the recognition that the biological machinery (i.e., enzymes) needed to address human disease already exists within our cells and can be harnessed for therapeutic purposes with the right tools. We believe that we have built the most versatile toolkit of RNA-targeting modalities in the industry, with multiple means of repairing, restoring, or reducing proteins and designing best-fit solutions based on the unique biology of a given disease target. We are actively advancing programs across modalities, including RNA interference (“RNAi”) (silencing), RNA editing, which uses novel A-to-I RNA editing oligonucleotides (“AIMers”), antisense silencing, and splicing. We have also advanced novel bifunctional modalities designed to silence multiple targets or silence one target while simultaneously editing or upregulating another unique target.

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

We are currently prioritizing lead programs that use GalNAc delivery for hepatic and metabolic diseases, each of which have potential to translate powerful human genetic insights into potentially transformational RNA medicines:

•
WVE-007 is a GalNAc-conjugated siRNA (SpiNA design) targeting inhibin βE (“INHBE”) for obesity;
•
WVE-006 is a GalNAc-conjugated RNA editing oligonucleotide (AIMer) for AATD;
•
WVE-008 is a GalNAc-conjugated RNA editing oligonucleotide (AIMer) for PNPLA3 I148M liver disease.

Our clinical-stage portfolio also includes WVE-N531, an exon 53 splicing oligonucleotide for DMD, and WVE-003, an allele-selective oligonucleotide designed to lower mutant huntingtin (“mHTT”) protein and preserve healthy, wild-type huntingtin (“wtHTT”) protein. We are also advancing several emerging siRNA and RNA editing programs targeting both hepatic and extra-hepatic tissues.

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss was $204.4 million in 2025, $97.0 million in 2024, and $57.5 million in 2023. As of December 31, 2025 and 2024, we had an accumulated deficit of $1,326.2 million and $1,121.9 million, respectively. We expect to incur significant expenses and operating losses for the foreseeable future.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including development of our RNA medicines platform, our discovery efforts, and the development of our product candidates, which include:

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

Our primary research and development focus has been the development of our RNA medicines platform, PRISM. We are using PRISM, which combines multiple modalities, chemistry innovation and deep insights in human genetics, to deliver scientific breakthroughs that treat both rare and common disorders, and advance our pipeline of RNA medicines.

Our research and development expenses consist primarily of expenses related to our CROs, CMOs, consultants, other external vendors and fees paid to global regulatory agencies to conduct our clinical trials, in addition to compensation-related expenses, internal manufacturing expenses, facility-related expenses and other general operating expenses. These expenses are incurred in connection with research and development efforts and our preclinical studies and clinical trials. We track certain external expenses on a program-by-program basis. However, we do not allocate compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses or other operating expenses to specific programs. These expenses, which are not allocated on a program-by-program basis, are included in the “Other research and development expenses(1), including PNPLA3, additional preclinical programs, PRISM” category along with other external expenses related to our discovery and development programs, as well as platform development and identification of potential drug discovery candidates.

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

As of December 31, 2025 and 2024, we have recorded a full valuation allowance against our net operating loss carryforwards and federal and state tax credits in all jurisdictions due to uncertainty regarding future taxable income.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 and for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024

The following table summarizes our results of operations for 2025 and 2024:

	For the Year Ended December 31,
	2025	2024	Increase (Decrease)
	(in thousands)
Revenue	$42,727	$108,302	$(65,575)
Operating expenses:
Research and development	182,779	159,682	23,097
General and administrative	75,331	59,023	16,308
Total operating expenses	258,110	218,705	39,405
Loss from operations	(215,383)	(110,403)	104,980
Total other income, net	11,005	13,395	(2,390)
Loss before income taxes	(204,378)	(97,008)	107,370
Income tax benefit	—	—	—
Net loss	$(204,378)	$(97,008)	$107,370

Revenue

Revenue for the year ended December 31, 2025 was $42.7 million, and was earned under the GSK Collaboration Agreement. Revenue for the year ended December 31, 2024 was $108.3 million, and was earned under the GSK Collaboration Agreement ($37.0 million) and the Takeda Collaboration Agreement ($71.3 million).

The $65.6 million decrease in revenue year over year was driven by the revenue recognized under the Takeda Collaboration Agreement in 2024, partially offset by the increase in revenue recognized under the GSK Collaboration Agreement. The decrease in the Takeda Collaboration revenue earned year over year was primarily due to the termination of the collaboration agreement in October 2024, which led to the recognition of the remainder of the deferred revenue related to the research and development services, as well as the license related to the HD program.

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024	Increase (Decrease)
	(in thousands)
INHBE program	$15,715	$9,294	$6,421
AATD program	5,714	11,666	(5,952)
DMD program	19,469	15,536	3,933
HD program	2,678	11,790	(9,112)
Other research and development expenses(1), including PNPLA3, additional preclinical programs, PRISM	139,203	111,396	27,807
Total research and development expenses	$182,779	$159,682	$23,097

(1)
Includes expenses related to other research and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses, and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $182.8 million for the year ended December 31, 2025, compared to $159.7 million for the year ended December 31, 2024. The increase of $23.1 million was due to the following:

•
an increase of $6.4 million in external expenses related to our INHBE program, including WVE-007 (RNAi);
•
a decrease of $5.9 million in external expenses related to our AATD program, WVE-006 (RNA editing);
•
an increase of $3.9 million in external expenses related to our DMD program, including WVE-N531 (splicing);
•
a decrease of $9.1 million in external expenses related to our HD program, including WVE-003 (silencing); and
•
an increase of $27.8 million in other research and development expenses, including PNPLA3, additional preclinical programs, PRISM, and internal and external research and development expenses that are not allocated on a program-by-program basis or are related to other discovery and development programs, and the identification of potential drug discovery candidates. This is mainly due to increases in compensation-related expenses and facilities-related expenses, partially offset by decreases in other external research and development expenses.

General and Administrative Expenses

General and administrative expenses were $75.3 million for the year ended December 31, 2025, compared to $59.0 million for the year ended December 31, 2024. The increase of $16.3 million is primarily driven by increases in compensation related expenses and administrative expenses.

Other Income, Net

Other income, net for the years ended December 31, 2025 and 2024 was $11.0 million and $13.4 million, respectively. The decrease of $2.4 million in other income, net was primarily driven by a decrease in estimated refundable tax credits during the year ended December 31, 2025.

Income Tax Benefit

During the years ended December 31, 2025 and 2024, we recorded no income tax benefit or provision.

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

The following table summarizes our results of operations for 2024 and 2023:

	For the Year Ended December 31,
	2024	2023	Increase (Decrease)
	(in thousands)
Revenue	$108,302	$113,305	$(5,003)
Operating expenses:
Research and development	159,682	130,009	29,673
General and administrative	59,023	51,292	7,731
Total operating expenses	218,705	181,301	37,404
Loss from operations	(110,403)	(67,996)	42,407
Total other income, net	13,395	9,806	3,589
Loss before income taxes	(97,008)	(58,190)	38,818
Income tax benefit	—	677	(677)
Net loss	$(97,008)	$(57,513)	$39,495

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

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024	2023	Increase (Decrease)
	(in thousands)
INHBE program	$9,294	$229	$9,065
AATD program	11,666	8,453	3,213
DMD program	15,536	7,808	7,728
HD program	11,790	13,086	(1,296)
Other research and development expenses(1), including PNPLA3, additional preclinical programs, PRISM	111,396	100,433	10,963
Total research and development expenses	$159,682	$130,009	$29,673

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

Research and development expenses were $159.7 million for the year ended December 31, 2024, compared to $130.0 million for the year ended December 31, 2023. The increase of $29.7 million was due to the following:

•
an increase of $9.1 million in external expenses related to our INHBE program, including WVE-007 (RNAi);
•
an increase of $3.2 million in external expenses related to our AATD program, WVE-006 (RNA editing);
•
an increase of $7.7 million in external expenses related to our DMD program, including WVE-N531 (splicing);
•
a decrease of $1.3 million in external expenses related to our HD program, including WVE-003 (silencing); and
•
an increase of $11.0 million in other research and development expenses, including PNPLA3, additional preclinical programs, PRISM, and internal and external research and development expenses that are not allocated on a program-by-program basis or are related to other discovery and development programs, and the identification of potential drug discovery candidates. This is mainly due to increases in compensation-related expenses and facilities-related expenses, partially offset by decreases in other external research and development expenses.

General and Administrative Expenses

General and administrative expenses were $59.0 million for the year ended December 31, 2024, compared to $51.3 million for the year ended December 31, 2023. The increase of $7.7 million was primarily driven by increases in compensation related expenses and administrative expenses.

Other Income, Net

Other income, net for the years ended December 31, 2024 and 2023 was $13.4 million and $9.8 million, respectively. The increase of $3.6 million in other income, net was primarily driven by an increase in estimated refundable tax credits as well as an increase in interest income during the year ended December 31, 2024.

Income Tax Benefit

During the years ended December 31, 2024 and 2023, we recorded no income tax benefit or provision and an income tax benefit of $0.7 million, respectively. The income tax benefit for the year ended December 31, 2023 was due to a change in estimate in connection with U.S. tax guidance relating to the capitalization of research and development expenditures.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net operating losses. To date, we have primarily funded our operations through public and other registered offerings of our ordinary shares and other securities, collaborations with third parties and private placements of debt and equity securities. Through December 31, 2025, we have received an aggregate of approximately $2,076.7 million in net proceeds from these transactions, consisting of $1,450.5 million in net proceeds from public and other registered offerings of our ordinary shares and other securities, $536.9 million from our collaborations and $89.3 million in net proceeds from private placements of our debt and equity securities.

On December 11, 2025, we closed an underwritten public offering (the "December 2025 Offering") in which we issued and sold 18,552,632 of our ordinary shares, including 2,763,157 ordinary shares issued and sold pursuant to the underwriter's exercise in full of their option to purchase additional shares, and pre-funded warrants to purchase up to 2,631,578 of our ordinary shares (the "2025 Pre-Funded Warrants"). The gross proceeds to us from the December 2025 Offering were approximately $402.5 million before deducting underwriting discounts and commissions and other offering expenses, and including gross proceeds from the exercise of the Underwriters' option to purchase the additional shares in full.

As of December 31, 2025, we had cash and cash equivalents of $602.1 million, restricted cash of $3.8 million and an accumulated deficit of $1,326.2 million.

We expect that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months from the issuance date of these financial statements. We have based this expectation on assumptions that may prove to be incorrect, and we may use our available capital resources sooner than we currently expect. In addition, we may elect to raise additional funds before we need them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if we expect we have sufficient funds for our current or future operating plans.

Our operating lease commitments as of December 31, 2025 total $19.5 million, of which $9.6 million is related to payments in 2026 and approximately $9.9 million is related to payments beyond 2026.

On November 12, 2024, we filed a shelf registration statement on Form S-3ASR with the SEC for which we registered for sale an indeterminate amount of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the “2024 WKSI Shelf”. Our 2024 WKSI Shelf includes a prospectus covering up to an aggregate of $250.0 million in ordinary shares that we are able to issue and sell from time to time, through Jefferies LLC (“Jefferies”) acting as our sales agent, pursuant to the Open Market Sale Agreement, dated May 10, 2019, as amended by Amendment No. 1, dated as of March 2, 2020, Amendment No. 2, dated as of March 3, 2022, and Amendment No. 3, dated November

12, 2024, (collectively, the “Sales Agreement”), for our “at-the-market” equity program. For the twelve months ended December 31, 2025, we received $94.6 million in net proceeds from sales under our “at-the-market" equity program.

Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash used in operating activities	$(187,493)	$(151,026)	$(19,431)
Net cash used in investing activities	(718)	(938)	(1,115)
Net cash provided by financing activities	488,235	253,890	132,534
Effect of foreign exchange rates on cash	12	(138)	(95)
Net increase in cash, cash equivalents and restricted cash	$300,036	$101,788	$111,893

Operating Activities

During 2025, operating activities used $187.5 million of cash, primarily due to our net loss of $204.4 million and changes in our operating assets and liabilities of $16.9 million, partially offset by non-cash charges of $33.8 million The non-cash charges for 2025 related to share-based compensation expense of $25.0 million, amortization of right-of-use assets of $5.4 million, and depreciation expense of $3.4 million. The largest change in operating assets and liabilities was a $19.8 million decrease in deferred revenue, mainly driven by revenue recognized under the GSK Collaboration Agreement.

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

Investing Activities

During 2025, investing activities used $0.7 million of cash, primarily consisting of purchases of property and equipment.

During 2024, investing activities used $0.9 million of cash, primarily consisting of purchases of property and equipment.

During 2023, investing activities used $1.1 million of cash, primarily consisting of purchases of property and equipment.

Financing Activities

During 2025, net cash provided by financing activities was $488.2 million, primarily due to the $377.8 million in net proceeds from the December 2025 Offering of ordinary shares and the 2025 Pre-Funded Warrants, $94.6 million in net proceeds from sales under our “at-the-market” equity program, as well as $14.9 million in proceeds from the exercise of stock options.

During 2024, net cash provided by financing activities was $253.9 million, primarily due to the $215.8 million in net proceeds from the September 2024 underwritten public offering of ordinary shares and the 2024 Pre-Funded Warrants (as defined below) (the "September 2024 Offering"); as well as the $14.0 million in net proceeds from the January 2024 exercise of the underwriters’ option to purchase an additional 3,000,000 shares under the December 2023 Offering. Additionally, we received $20.4 million in net proceeds from sales under our “at-the-market” equity program.

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
•
respond to the impacts of local and global health epidemics, geopolitical conflicts, global economic uncertainty, tariffs, rising inflation, rising interest rates or market disruptions on our business; and
•
establish and build capabilities to market, distribute and sell our product candidates.

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
•
the impacts of local and global health epidemics, geopolitical conflicts, global economic uncertainty, tariffs, rising inflation, rising interest rates or market disruptions on our business;
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

Foreign Currency Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial condition, our results of operations or our cash flows. For the years ended December 31, 2025, 2024, and 2023, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on our assessment, management believes that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, certain of our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors entered into contracts, instructions or written plans (each, a “Rule 10b5-1 Trading Plan” and collectively, the “Rule 10b5-1 Trading Plans”) for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We describe the material terms of these Rule 10b5-1 Trading Plans below.

On November 21, 2025, Paul B. Bolno, M.D., MBA, our President and Chief Executive Officer, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 1,480,900 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Dr. Bolno's Rule 10b5-1 Trading Plan is active until June 16, 2026, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

On November 20, 2025, Christopher Francis, Ph.D., our Senior Vice President, Corporate Development, Head of Emerging Areas, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 520,702 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Dr. Francis’ Rule 10b5-1 Trading Plan is active until August 21, 2026, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

On December 17, 2025, Kyle Moran, CFA, our Chief Financial Officer, terminated a Rule 10b5-1 Trading Plan that was originally adopted on November 20, 2025. Mr. Moran’s former Rule 10b5-1 Trading Plan provided for the sale of up to an aggregate of 392,647 of our ordinary shares. No ordinary shares were sold under Dr. Moran’s Rule 10b5-1 Trading Plan prior to its termination.

On December 18, 2025, Mr. Moran adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 196,647 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Mr. Moran's Rule 10b5-1 Trading Plan is active until August 21, 2026, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

On December 16, 2025, Chandra Vargeese, Ph.D., our Chief Technology Officer, Head of Platform Discovery Sciences, terminated a Rule 10b5-1 Trading Plan that was originally adopted on November 19, 2025. Dr. Vargeese’s former Rule 10b5-1 Trading Plan provided for the sale of up to an aggregate of 132,886 of our ordinary shares. No ordinary shares were sold under Dr. Vargeese’s Rule 10b5-1 Trading Plan prior to its termination.

On December 17, 2025, Dr. Vargeese adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 82,886 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Dr. Vargeese’s Rule 10b5-1 Trading Plan is active until August 20, 2026, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

Except as disclosed above, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2026 Annual General Meeting of Shareholders, (the "Proxy Statement"), if the Proxy Statement is filed not later than 120 days after the end of our fiscal year ended December 31, 2025, in the sections titled “Management and Corporate Governance,” and “Code of Business Conduct and Ethics,” and is incorporated herein by reference. If the Proxy Statement is not filed within such 120-day period, the information required by this item will be contained in an amendment to this Annual Report on Form 10-K to be filed with the SEC (the "Form 10-K/A").

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation,” Compensation Discussion and Analysis,” “Management and Corporate Governance—Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our Proxy Statement. The section entitled “Pay Versus Performance” in our Proxy Statement is not incorporated by reference herein. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2025, the information required by this item will be contained in the Form 10-K/A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2025, the information required by this item will be contained in the Form 10-K/A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance – Director Independence” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2025, the information required by this item will be contained in the Form 10-K/A.

Item 14. Principal Accountant Fees and Services

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information set forth in the sections titled “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accounting Firm” in our Proxy Statement. If the Proxy Statement is not filed within 120 days after the end of our fiscal year ended December 31, 2025, the information required by this item will be contained in the Form 10-K/A.

Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

1. Financial Statements

See Index to Consolidated Financial Statements on page [108] of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3. Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Constitution (formerly known as Memorandum of Association and Articles of Association)		Amendment No. 5 to Form S-1 (Exhibit 3.2)	11/10/2015	333-207379

4.1	Form of Specimen Ordinary Share Certificate		Amendment No. 3 to Form S-1 (Exhibit 4.1)	11/06/2015	333-207379
4.2	Description of Securities of the Registrant and Comparison of Shareholder Rights	X

4.3.1	Form of Pre-Funded Warrant (2022)		Form 8-K (Exhibit 4.1)	06/14/2022	001-37627

4.3.2	Form of Pre-Funded Warrant (2024)		Form 8-K (Exhibit 4.1)	9/26/2024	001-37627

4.3.3	Form of Pre-Funded Warrant (2025)		Form 8-K (Exhibit 4.1)	12/11/2025	001-37627

4.4	Share Purchase Agreement by and between the Registrant and C.P. Pharmaceuticals International C.V., dated as of May 5, 2016		Form 10-Q (Exhibit 10.2)	08/15/2016	001-37627

Lease Agreements

10.1.1	Lease Agreement by and between Wave Life Sciences USA, Inc., the Registrant, and King 733 Concord LLC, dated as of April 6, 2015		Form S-1 (Exhibit 10.7)	10/09/2015	333-207379

10.1.2	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and CPI/King 733 Concord Owner, LLC, dated as of December 9, 2020		Form 10-K (Exhibit 10.5.2)	03/04/2021	001-37627

10.1.3	Second Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and CPI/King 733 Concord Owner, LLC, dated as of August 8, 2022		Form 10-Q (Exhibit 10.1)	08/11/2022	001-37627

10.2.1	Lease Agreement by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of September 26, 2016	Form 8-K (Exhibit 10.1)	01/06/2017	001-37627

10.2.2	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of December 31, 2016	Form 8-K (Exhibit 10.1)	01/06/2017	001-37627

Collaboration and License Agreements

10.3††	Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and GlaxoSmithKline Intellectual Property (No. 3), dated as of December 13, 2022	Form 10-K (Exhibit 10.3)	03/23/2023	001-37627

10.4	Share Purchase Agreement by and between Glaxo Group Limited and the Registrant, dated as of December 13, 2022	Form 10-K (Exhibit 10.4)	03/23/2023	001-37627

10.5	Investor Agreement by and between Glaxo Group Limited and the Registrant, dated as of January 26, 2023	Form 10-K (Exhibit 10.5)	03/23/2023	001-37627

Agreements with Executive Officers and Directors

10.6+	Form of Deed of Indemnity by and between the Registrant and each of its directors and certain of its officers	Form S-1 (Exhibit 10.11)	10/09/2015	333-207379

10.7+	Employment Agreement, as amended and restated, between the Registrant and Paul B. Bolno, dated as of May 8, 2020	Form 10-Q (Exhibit 10.1)	08/10/2020	333-207379

10.8+	Employment Agreement, as amended and restated, between the Registrant and Chandra Vargeese, dated as of May 8, 2020	Form 10-Q (Exhibit 10.2)	08/10/2020	333-207379

10.9+	Employment Agreement between the Registrant and Christopher Francis, Ph.D., dated as of November 8, 2022	Form 10-K (Exhibit 10.12)	03/23/2023	001-37627

10.10+	Employment Agreement, as amended and restated, between the Registrant and Kyle Moran, dated as of January 1, 2021	Form 10-K (Exhibit 10.15)	03/04/2021	001-37627

10.11+	Non-Employee Director Compensation Policy, as amended, effective as of August 11, 2025	Form 10-Q (Exhibit 10.1)	11/10/2025	001-37627

Equity and Other Compensation Plans

10.12+	Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Equity Plan”)	Form 10-Q (Exhibit 10.1)	11/09/2017	001-37627

10.13+	Wave Life Sciences Ltd. 2021 Equity Plan, as amended, (the “2021 Equity Plan”) effective August 5, 2025	Form 8-K (Exhibit 10.1)	08/11/2025	001-37627

10.14+	Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan, as amended, effective as of August 1, 2023	Form 8-K (Exhibit 10.2)	08/07/2023	001-37627

10.15.1+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016	Form 10-Q (Exhibit 10.2)	11/09/2017	001-37627

10.15.2+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of January 1, 2018	Form 10-K (Exhibit 10.23.3)	03/01/2019	001-37627

10.15.3+	Form of Non-qualified Share Option Agreement under the 2021 Equity Plan, effective as August 10, 2021	Form 10-K (Exhibit 10.3)	11/10/2021	001-37627

10.16.1+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of December 2014	Form S-8 (Exhibit 10.1)	12/17/2015	333-208598

10.16.2+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016	Form 10-Q (Exhibit 10.3)	11/09/2017	001-37627

10.17.1+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of June 16, 2016	Form 10-Q (Exhibit 10.4)	11/09/2017	001-37627

10.17.2+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of January 1, 2018	Form 10-K (Exhibit 10.25.2)	03/01/2019	001-37627

10.17.3+	Form of Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of January 1, 2019	Form 10-Q (Exhibit 10.1)	05/10/2019	001-37627

10.17.4+	Form of Restricted Share Unit Agreement under the 2021 Equity Plan, effective as of August 10, 2021	Form 10-Q (Exhibit 10.4)	11/10/2021	001-37627

10.17.5+	Form of Amended and Restated 2019 Performance-Based Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of March 17, 2021	Form 10-Q (Exhibit 10.2)	05/13/2021	001-37627

10.17.6+	Form of 2021 Performance-Based Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of March 17, 2021	Form 10-Q (Exhibit 10.3)	05/13/2021	001-37627

10.18.1+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of June 21, 2017	Form 10-Q (Exhibit 10.5)	11/09/2017	001-37627

10.18.2+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of January 1, 2018	Form 10-K (Exhibit 10.26.2)	03/01/2019	001-37627

10.18.3+	Form of Non-qualified Share Option Agreement for UK Participants under the 2021 Equity Plan, effective as of August 10, 2021	Form 10-Q (Exhibit 10.5)	11/10/2021	001-37627

10.18.4+	Form of Restricted Share Unit Agreement for UK Participants under the 2021 Equity Plan, effective as of August 10, 2021	Form 10-Q (Exhibit 10.6)	11/10/2021	001-37627

10.19.1+	Form of Inducement Non-qualified Share Option Agreement, effective May 2024	Form 10-Q (Exhibit 10.1)	08/08/2024	001-37627

10.19.2+	Form of Inducement Restricted Share Unit Agreement, effective May 2024	Form 10-Q (Exhibit 10.2)	08/08/2024	001-37627

10.20.1	Open Market Sale Agreement, dated as of May 10, 2019, by and between the Registrant and Jefferies LLC	Form S-3ASR (Exhibit 1.2)	05/10/2019	333-231382

10.20.2	Amendment No. 1 to Open Market Sale Agreement, dated as of March 2, 2020, by and between the Registrant and Jefferies LLC		POSASR (Exhibit 1.3)	03/02/2020	333-231382

10.20.3	Amendment No. 2, dated March 3, 2022, to the Open Market Sale Agreement, dated as of May 10, 2019, by and between Wave Life Sciences Ltd. and Jefferies LLC		Form 8-K (Exhibit 10.1)	03/03/2022	001-37627

10.20.4	Amendment No. 3, dated November 12, 2024, to the Open Market Sale Agreement, dated as of May 10, 2019, by and between Wave Life Sciences Ltd. and Jefferies LLC		Form 10-Q (Exhibit 10.1)	11/12/2024	001-37627

19.1	Insider Trading Policy		Form 10-K (Exhibit 19.1)	03/05/2025	001-37627

21.1	List of Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	03/12/2018	001-37627

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)	X

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)	X

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer	X

97.1	Clawback Policy, effective as of October 2, 2023		Form 10-K (Exhibit 97.1)	03/06/2024	001-37627

101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	The cover page for this Annual Report on Form 10-K for the year ended December 31, 2024 is contained in Exhibit 101 and has been formatted in Inline XBRL	X

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

Wave Life Sciences Ltd.

Date: February 26, 2026	By:	/s/ Paul B. Bolno, M.D.
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

Signature	Title	Date

/s/ Paul B. Bolno, M.D. Paul B. Bolno, M.D.	President, Chief Executive Officer and Director (principal executive officer)	February 26, 2026

/s/ Kyle Moran Kyle Moran	Chief Financial Officer (principal financial officer and principal accounting officer)	February 26, 2026

/s/ Christian Henry Christian Henry	Chairman of the Board of Directors	February 26, 2026

/s/ Gregory L. Verdine, Ph.D. Gregory L. Verdine, Ph.D.	Director	February 26, 2026

/s/ Peter Kolchinsky, Ph.D. Peter Kolchinsky, Ph.D.	Director	February 26, 2026

/s/ Aik-Na Tan Aik-Na Tan	Director	February 26, 2026

/s/ Adrian Rawcliffe Adrian Rawcliffe	Director	February 26, 2026

/s/ Ken Takanashi Ken Takanashi	Director	February 26, 2026

/s/ Mark H. N. Corrigan, M.D. Mark H. N. Corrigan, M.D.	Director	February 26, 2026

/s/ Heidi L. Wagner Heidi L. Wagner	Director	February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Wave Life Sciences Ltd.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Wave Life Sciences Ltd. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, Series A preferred shares and shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of revenue recognition for certain research and development services

As discussed in Note 5 to the consolidated financial statements, the Company is party to a collaboration agreement with GlaxoSmithKline (GSK) which has several performance obligations, including the promise to provide research and development (R&D) services. The Company recognizes R&D services revenue over time using an input method. This method measures progress based on costs incurred in relation to the R&D activities and the costs expected to be incurred in the future to satisfy each performance obligation. Amounts received by the Company before performance are recorded as deferred revenue. For the year ended December 31, 2025, the Company recognized over-time revenue under the GSK collaboration agreement of $42.7 million. In addition, as of December 31, 2025, a portion of the Company’s current and long-term deferred revenue relates to R&D services.

We identified the evaluation of revenue recognition for certain R&D services as a critical audit matter. Specifically, evaluating the estimate of total costs expected to be incurred in satisfying certain R&D performance obligations required especially challenging auditor judgment. This involved an assessment of the nature of work to be performed and the method for measuring progress.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to revenue recognition for certain R&D services. This included controls related to the Company’s process to develop and review the estimate of total costs expected to be incurred in satisfying certain R&D performance obligations, including the assessment of the nature of the work to be performed. For a selection of R&D performance obligations, we read the underlying contract with the customer, evaluated the determination of the method for measuring progress, and tested the Company’s estimate of total contract costs to be incurred by (1) comparing the Company’s initial estimates to actual costs incurred to assess the Company’s ability to estimate accurately, (2) inspecting underlying documentation and third-party evidence and comparing them to management’s assumptions and inputs, and (3) inquiring of R&D personnel of the Company to evaluate factors related to the nature of the work to be performed and their impact on the total contract costs to be incurred, including progress to date and the estimate of remaining contract costs.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

February 26, 2026

WAVE LIFE SCIENCES LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$602,068	$302,078
Accounts receivable	1,276	1,422
Prepaid expenses	8,395	9,544
Other current assets	3,075	7,350
Total current assets	614,814	320,394
Long-term assets:
Property and equipment, net of accumulated depreciation of $49,522 and $46,329 as of December 31, 2025 and 2024, respectively	7,405	10,128
Operating lease right-of-use assets	12,458	17,870
Restricted cash	3,806	3,760
Other assets	16	55
Total long-term assets	23,685	31,813
Total assets	$638,499	$352,207
Liabilities, Series A preferred shares and shareholders’ equity
Current liabilities:
Accounts payable	$15,700	$16,262
Accrued expenses and other current liabilities	26,564	21,081
Current portion of deferred revenue	44,440	65,972
Current portion of operating lease liability	8,361	7,638
Total current liabilities	95,065	110,953
Long-term liabilities:
Deferred revenue, net of current portion	7,798	6,099
Operating lease liability, net of current portion	9,405	17,766
Total long-term liabilities	17,203	23,865
Total liabilities	$112,268	$134,818
Series A preferred shares, no par value; 3,901,348 shares issued and outstanding at December 31, 2025 and 2024	$7,874	$7,874
Shareholders’ equity:
Ordinary shares, no par value; 187,660,263 and 153,037,286 shares issued and outstanding at December 31, 2025 and 2024, respectively	$1,616,478	$1,175,181
Additional paid-in capital	228,365	156,454
Accumulated other comprehensive loss	(250)	(262)
Accumulated deficit	(1,326,236)	(1,121,858)
Total shareholders’ equity	518,357	209,515
Total liabilities, Series A preferred shares and shareholders’ equity	$638,499	$352,207

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2025	2024	2023
Revenue	$42,727	$108,302	$113,305
Operating expenses:
Research and development	182,779	159,682	130,009
General and administrative	75,331	59,023	51,292
Total operating expenses	258,110	218,705	181,301
Loss from operations	(215,383)	(110,403)	(67,996)
Other income, net:
Dividend income and interest income, net	10,478	10,163	7,928
Other income, net	527	3,232	1,878
Total other income, net	11,005	13,395	9,806
Loss before income taxes	(204,378)	(97,008)	(58,190)
Income tax benefit	—	—	677
Net loss	$(204,378)	$(97,008)	$(57,513)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(1.21)	$(0.70)	$(0.54)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	168,649,795	138,277,468	106,097,268

Other comprehensive loss:
Net loss	$(204,378)	$(97,008)	$(57,513)
Foreign currency translation gain (loss)	12	(138)	(95)
Comprehensive loss	(204,366)	(97,146)	(57,608)

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In- Capital	Comprehensive Loss	Accumulated Deficit	Shareholders’ Equity (Deficit)
Balance at December 31, 2022	3,901,348	$7,874	86,924,643	$802,833	$119,442	$(29)	$(967,337)	$(45,091)
Issuance of ordinary shares, net of offering costs	—	—	20,000,000	93,574	—	—	—	93,574
Issuance of ordinary shares, pursuant to the GSK Collaboration Agreement	—	—	10,683,761	34,623	—	—	—	34,623
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	751,688	3,080	—	—	—	3,080
Share-based compensation	—	—	—	—	9,795	—	—	9,795
Vesting of RSUs	—	—	415,658	—	—	—	—	—
Option exercises	—	—	160,571	509	—	—	—	509
Issuance of ordinary shares under the ESPP	—	—	225,913	748	—	—	—	748
Other comprehensive loss	—	—	—	—	—	(95)	—	(95)
Net loss	—	—	—	—	—	—	(57,513)	(57,513)
Balance at December 31, 2023	3,901,348	$7,874	119,162,234	$935,367	$129,237	$(124)	$(1,024,850)	$39,630
Issuance of ordinary shares, net of offering costs	—	—	29,875,001	215,796	—	—	—	215,796
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	2,952,591	20,380	—	—	—	20,380
Issuance of pre-funded warrants, net of offering costs	—	—	—	—	14,076	—	—	14,076
Share-based compensation	—	—	—	—	13,141	—	—	13,141
Vesting of RSUs	—	—	100,326	—	—	—	—	—
Option exercises	—	—	770,636	2,979	—	—	—	2,979
Issuance of ordinary shares under the ESPP	—	—	176,498	659	—	—	—	659
Other comprehensive loss	—	—	—	—	—	(138)	—	(138)
Net loss	—	—	—	—	—	—	(97,008)	(97,008)
Balance at December 31, 2024	3,901,348	$7,874	153,037,286	$1,175,181	$156,454	$(262)	$(1,121,858)	$209,515
Issuance of ordinary shares, net of offering costs	—	—	18,552,632	330,912	—	—	—	330,912
Issuance of ordinary shares pursuant to the at-the-market equity program, net	—	—	12,226,623	94,636	—	—	—	94,636
Issuance of pre-funded warrants, net of offering costs	—	—	—	—	46,938	—	—	46,938
Share-based compensation	—	—	—	—	24,973	—	—	24,973
Vesting of RSUs	—	—	262,218	—	—	—	—	—
Option exercises	—	—	3,428,883	14,868	—	—	—	14,868
Issuance of ordinary shares under the ESPP	—	—	152,621	881	—	—	—	881
Other comprehensive loss	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(204,378)	(204,378)
Balance at December 31, 2025	3,901,348	$7,874	187,660,263	$1,616,478	$228,365	$(250)	$(1,326,236)	$518,357

The accompanying notes are an integral part of the consolidated financial statements.

WAVE LIFE SCIENCES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(204,378)	$(97,008)	$(57,513)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of right-of-use assets	5,412	4,767	4,206
Depreciation of property and equipment	3,440	3,896	5,000
Share-based compensation expense	24,973	13,141	9,795
Changes in operating assets and liabilities:
Accounts receivable	146	19,664	(21,086)
Prepaid expenses	1,149	368	(1,980)
Other assets	4,314	(3,225)	(2,010)
Accounts payable	(561)	3,421	(3,761)
Accrued expenses and other current liabilities	5,483	4,253	(724)
Deferred revenue	(19,833)	(93,589)	54,328
Operating lease liabilities	(7,638)	(6,714)	(5,496)
Other non-current liabilities	—	—	(190)
Net cash used in operating activities	(187,493)	(151,026)	(19,431)
Cash flows from investing activities
Purchases of property and equipment	(718)	(938)	(1,115)
Net cash used in investing activities	(718)	(938)	(1,115)
Cash flows from financing activities
Proceeds from the issuance of ordinary shares as a part of the December 2023 Offering, net of offering costs	—	14,038	93,574
Proceeds from the issuance of ordinary shares as a part of the September 2024 Offering, net of offering costs	—	201,758	—
Proceeds from issuance pre-funded warrants as a part of the September 2024 Offering, net of offering costs	—	14,076	—
Proceeds from the issuance of ordinary shares as a part of the December 2025 Offering, net of offering costs	330,912	—	—
Proceeds from issuance pre-funded warrants as a part of the December 2025 Offering, net of offering costs	46,938	—	—
Proceeds from issuance of ordinary shares pursuant to the GSK Collaboration Agreement	—	—	34,623
Proceeds from issuance of ordinary shares pursuant to the at-the-market equity program, net	94,636	20,380	3,080
Proceeds from the exercise of share options	14,868	2,979	509
Proceeds from the ESPP	881	659	748
Net cash provided by financing activities	488,235	253,890	132,534
Effect of foreign exchange rates on cash	12	(138)	(95)
Net increase in cash, cash equivalents and restricted cash	300,036	101,788	111,893
Cash, cash equivalents and restricted cash, beginning of period	305,838	204,050	92,157
Cash, cash equivalents and restricted cash, end of period	$605,874	$305,838	$204,050
Supplemental disclosure of cash flow information:
Offering costs in accounts payable at period end	$—	$—	$210

The accompanying notes are an integral part of the consolidated financial statements.

Wave Life Sciences Ltd.

Notes to Consolidated Financial Statements

1. THE COMPANY

Organization

Wave Life Sciences Ltd. (together with its subsidiaries, “Wave” or the “Company”) is a clinical-stage biotechnology company focused on unlocking the broad potential of ribonucleic acid (“RNA”) medicines (also known as oligonucleotides), or those targeting RNA, to transform human health. Our RNA medicines platform, PRISM®, combines multiple modalities, chemistry innovation and deep insights into human genetics to deliver scientific breakthroughs that treat both rare and common disorders. Our toolkit of RNA-targeting modalities, including RNAi silencing (SpiNA) and RNA editing (AIMers), provides us with unmatched capabilities for designing and sustainably delivering candidates that optimally address disease biology. Our pipeline is focused on our obesity (WVE-007), alpha-1 antitrypsin deficiency (“AATD”) (WVE-006) and PNPLA3 I148M liver disease (WVE-008) programs, and also includes clinical programs for Duchenne muscular dystrophy (“DMD”) and Huntington’s disease (“HD”), as well as several preclinical programs utilizing our versatile RNA medicines platform.

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

As of December 31, 2025, the Company had cash and cash equivalents of $602.1 million. The Company expects that its existing cash and cash equivalents will be sufficient to fund its operations for at least the next twelve months from the issuance date of these financial statements. The Company has based this expectation on the best information available, however the Company may use its available capital resources sooner than it currently expects. If the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be further reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. In addition, the Company may elect to raise additional funds before it needs them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if the Company expects it has sufficient funds for its current or future operating plans.

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

Cash, cash equivalents and restricted cash are Level 1 assets which are comprised of funds held in checking and money market accounts. Cash, cash equivalents and restricted cash were recorded at fair value as of December 31, 2025 and 2024, totaling $605.9 million and $305.8 million, respectively. The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

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

Restricted Cash

Restricted cash consists primarily of cash placed in separate restricted bank accounts as required under the terms of the Company’s lease agreements for its Cambridge, Massachusetts and Lexington, Massachusetts facilities (refer to Note 8). As of December 31, 2025 and 2024, the Company had $3.8 million of restricted cash, of which $2.8 million related to the Lexington facility, and $1.0 million related to the Cambridge facility.

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

Share-Based Compensation

The Company measures and recognizes share-based compensation expense, for employees, consultants, and non-employee directors awards, based on the grant date fair value of the awards. The Company calculates the fair value of awards based on the grant date fair value of the underlying ordinary shares. The Company determines the fair value of share-based awards granted to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Equity instruments issued to consultants and non-employee directors as consideration for goods or services received by the Company have been accounted for based on the fair value of the equity instruments issued. The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The Company accounts for forfeitures as they occur.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB finalized Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires a company's annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. The Company adopted ASU 2023-09 for the Company's fiscal year 2025 annual reporting period and applied it prospectively. The adoption did not have a material impact on the Company's consolidated financial statements.

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

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	December 31,
	2025	2024
	(in thousands)
Furniture and equipment	$26,374	$26,194
Software	1,019	1,029
Leasehold improvements	28,936	28,885
Fixed assets in progress	598	349
Total	56,927	56,457
Less accumulated depreciation	(49,522)	(46,329)
Property and equipment, net	$7,405	$10,128

Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2025 and 2024.

Depreciation expense was $3.4 million, $3.9 million, and $5.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2025	2024
	(in thousands)
Accrued compensation	$18,080	$15,358
Accrued expenses related to CROs and CMOs	7,314	4,551
Accrued expenses and other current liabilities	1,170	1,172
Total accrued expenses and other current liabilities	$26,564	$21,081

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

The GSK Collaboration Agreement has three components: (1) a discovery collaboration which enables the Company to advance up to three programs leveraging targets informed by GSK’s novel genetic insights (“Wave’s Collaboration Programs”); (2) a discovery collaboration which enables GSK to advance up to eight programs leveraging PRISM and the Company’s oligonucleotide expertise and discovery capabilities (the “Discovery Research Collaboration”); and (3) an exclusive global license for GSK to WVE-006, the Company’s alpha-1 antitrypsin deficiency (“AATD”) program, that uses the Company’s proprietary AIMer technology (the "AATD Collaboration"). The Company will be responsible for preclinical, regulatory, manufacturing, and clinical activities for WVE-006 through the initial Phase 1/2 study, at the Company’s sole cost. Thereafter, GSK will be responsible for advancing WVE-006 through pivotal studies, registration, and global commercialization at GSK’s sole cost. On February 2, 2026, the Company announced that it regained full rights to WVE-006, an investigational GalNAc-conjugated RNA editing oligonucleotide for alpha-1 antitrypsin deficiency, which was originally the subject of an exclusive global license to GSK under the GSK Collaboration Agreement.

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

Under the GSK Collaboration Agreement, GSK can advance up to eight programs (GSK Collaboration Programs) leveraging the Company's PRISM platform and multiple RNA-targeting modalities (RNAi, RNA editing, splicing, and antisense) with target validation work ongoing across multiple therapy areas. The advancement to a development candidate following the achievement of target validation results in a GSK Collaboration Program performance obligation. In September 2025, GSK selected a third program to advance to a development candidate following the achievement of target validation, resulting in three programs designated as GSK Collaboration Programs as of December 31, 2025. Subsequent to December 31, 2025, GSK selected a fourth program to advance to development candidate following achievement of target validation. Under the GSK Collaboration Agreement, GSK has paid an aggregate of $32.0 million in program initiation payments related to these four programs, of which $10.0 million was received after December 31, 2025.

The following table summarizes the allocation of the total transaction price to the identified performance obligations under the GSK Collaboration Agreement, and the amount of the transaction price unsatisfied as of December 31, 2025 (in thousands):

	Transaction Price	Transaction Price Unsatisfied (1)
Performance Obligations:
AATD Collaboration	$166,778	$35,885
Discovery Research Collaboration	10,310	3,509
GSK Collaboration Programs	22,000	13,694
Total	$199,088	$53,088

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

During the year ended December 31, 2023, the Company achieved a developmental milestone which pertained to the initiation of dosing in healthy volunteers in the RestorAATion clinical trial program, triggering a $20.0 million milestone payment to the Company from GSK, which was collected in the first quarter of 2024. During the year ended December 31, 2025, GSK acknowledged the Company’s achievement of another development milestone for the AATD program, triggering a $10.0 million milestone payment to the Company from GSK, which was collected during the fourth quarter of 2025.

Under the GSK Collaboration Agreement, during the years ended December 31, 2025, 2024, and 2023, the Company recognized revenue of $42.7 million, $37.0 million, and $66.3 million, respectively, using the input method described above.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations which are recorded in deferred revenue as of December 31, 2025 is approximately $52.2 million, of which approximately $44.4 million is included in current liabilities and $7.8 million is included in long-term liabilities. The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations which were recorded in deferred revenue as of December 31, 2024 was approximately $72.1 million, of which approximately $66.0 million was included in current liabilities and $6.1 million was included in long-term liabilities. The Company expects to recognize the remaining deferred revenue related to the AATD performance obligation, which was fully satisfied upon the termination of the AATD license, in the first quarter of 2026.

Takeda Collaboration and Equity Agreements

In February 2018, the Company entered into a global strategic collaboration with Takeda Pharmaceutical Company Limited (“Takeda”), pursuant to which the Company agreed to collaborate with Takeda on the research, development and commercialization of oligonucleotide therapeutics for disorders of the central nervous system (the “Takeda Collaboration Agreement”). On October 11, 2024, the Company was notified by Takeda that Takeda did not intend to exercise and therefore elected to terminate its option for the HD target under the collaboration. As HD was the last active collaboration target under the collaboration, the collaboration expired with immediate effect. As a result of the option termination, the Company is now free to advance WVE-003, its clinical-stage HD program, as well as any other programs targeting Huntingtin (“HTT”), independently or with other partners.

During the year ended December 31, 2025, the Company recognized no revenue and in the years ended December 31, 2024 and 2023, the Company recognized $71.3 million and $47.0 million in revenue, respectively, under the Takeda Collaboration Agreement in the Company’s consolidated statements of operations and comprehensive loss.

6. SHARE CAPITAL

The following represents the Company’s financing transactions during the years ended December 31, 2025, 2024, and 2023:

•
The Company entered into the Sales Agreement (as defined below) with Jefferies LLC ("Jefferies"). During the years ended December 31, 2025, 2024, and 2023, the Company sold 12,226,623, 2,952,591, and 751,688 ordinary shares, respectively, under its "at-the-market" equity program for aggregate net proceeds of $94.6 million, $20.4 million, and $3.1 million, respectively, after deducting commissions and offering expenses.
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
•
On December 11, 2025, the Company closed an underwritten public offering (the “December 2025 Offering”) in which the Company issued and sold 18,552,632 of the Company’s ordinary shares at a price of $19.00 per share, including 2,763,157 ordinary shares issued and sold pursuant to the underwriter's exercise in full of their option to purchase additional shares, and pre-funded warrants (the “2025 Pre-Funded Warrants”) to purchase up to 2,631,578 of the Company’s ordinary shares at an offering price of $18.9999 per 2025 Pre-Funded Warrant, which represents the per share offering price for the ordinary shares less the $0.0001 per share exercise price for each 2025 Pre-Funded Warrant. These 2025 Pre-Funded Warrants were recorded as a component of shareholders’ equity within additional paid-in capital. The gross proceeds to the Company from the December 2025 Offering were approximately $402.5 million before deducting underwriting discounts and commissions and other offering expenses, and including gross proceeds from the exercise of the Underwriters’ option to purchase additional shares in full. The 2025 Pre-Funded Warrants are exercisable at any time after their original issuance and on or prior to the five-year anniversary of the original issuance date. A holder of the 2025 Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or at the election of such holder, 9.99% or 19.99%) of the number of the Company’s ordinary shares outstanding or more than 4.99% (or at the election of such holder, 9.99% or 19.99%) of the combined voting power of the Company’s securities outstanding immediately after giving effect to such exercise, unless and until shareholder approval is obtained.

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

7. SHARE-BASED COMPENSATION

The Wave Life Sciences Ltd. 2021 Equity Incentive Plan was approved by the Company’s shareholders and went into effect on August 10, 2021 and was amended effective as of August 9, 2022, August 1, 2023, August 6, 2024, and August 5, 2025 (as amended, the “2021 Plan”). The 2021 Plan serves as the successor to the Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Plan”), such that outstanding awards granted under the 2014 Plan continue to be governed by the terms of the 2014 Plan, but no awards may be made under the 2014 Plan after August 10, 2021. The aggregate number of ordinary shares authorized for issuance of awards under the 2021 Plan was originally 5,450,000 ordinary shares, and was subsequently increased to 11,450,000, 17,950,000, 22,950,000, and 30,950,000 in August 2022, August 2023, August 2024, and August 2025 respectively, plus the number of ordinary shares underlying any awards under the 2014 Plan that are forfeited, cancelled or otherwise terminated (other than by exercise or withheld by the Company to satisfy any tax withholding obligation) on or after August 10, 2021.

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

As of December 31, 2025, 9,808,797 ordinary shares remained available for future grant under the 2021 Plan. In accordance with Nasdaq Listing Rule 5635(c)(4), the board of directors or a committee of the board may also issue inducement grants outside of the 2021 Plan, as an inducement material to an individual's entering into employment with the Company.

Options and RSUs

Share option activity is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding as of January 1, 2025	19,453,131	$5.78
Granted	5,030,825	10.37
Exercised	(3,428,883)	4.34
Forfeited or cancelled	(728,202)	9.70
Outstanding as of December 31, 2025	20,326,871	$7.02	6.93	$213,257
Options exercisable as of December 31, 2025	10,309,498	$6.70	5.82	$116,543

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

There were no equity grants made to consultants during the years ended December 31, 2023, 2024, and one equity grant to a consultant in 2025. The assumptions used in the Black-Scholes option pricing model to determine the fair value of share options granted to employees, consultants, and non-employee directors during the period were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	3.71% – 4.43%	3.56% – 4.64%	3.46% – 4.71%
Expected term (in years)	3.0 – 6.1	3.0 – 6.1	3.0 – 6.1
Expected volatility	90% – 100%	88% – 100%	87% – 93%
Expected dividend yield	0%	0%	0%

RSU activity for the year ended December 31, 2025 is summarized as follows:

	RSUs	Average Grant Date Fair Value (in dollars per share)
Outstanding as of January 1, 2025	832,043	$7.54
Granted	1,320,515	10.77
Vested	(262,218)	5.80
Forfeited	(112,924)	9.01
RSUs Outstanding at December 31, 2025	1,777,416	$10.10

RSUs can be time-based or performance-based. Vesting of the performance-based RSUs is contingent on the occurrence of certain regulatory or commercial milestones. In March 2021, the Compensation Committee approved an amendment and restatement of the Company’s outstanding 2019 performance-based RSUs to add an additional milestone to the existing milestones. In 2021, the Company also granted performance-based RSUs with the same terms to certain employees who did not receive the 2019 performance-based RSUs. The Company did not recognize expense in 2024 related to the performance-based RSUs as the remaining milestones were not considered probable of achievement. In April 2022, the Company determined that a performance-based RSU milestone was achieved and consequently 50% of the outstanding performance-based RSUs vested, which resulted in the issuance of 384,646 ordinary shares. During the year ended December 31, 2022, the Company recorded share-based compensation expense of approximately $3.8 million related to the performance-based RSUs, which represents all of the expense related to the achievement of this performance-based RSU milestone. During the years ended December 31, 2025, 2024, and 2023, the Company recognized share-based compensation expense of $4.1 million, $0.8 million, and $1.0 million, respectively, related to RSUs.

RSUs that are forfeited are available to be granted again. During the year ended December 31, 2025, 1,320,515 time-based RSUs were granted to employees and non-employee directors. Of the RSUs outstanding at December 31, 2025, 1,489,849 are time-based RSUs and 287,567 are performance-based RSUs. Time-based RSUs generally vest over periods of one to four years.

During the years ended December 31, 2025, 2024, and 2023, the Company recognized share-based compensation expense related to options of $20.2 million, $11.9 million, and $8.5 million, respectively. The total intrinsic value of options exercised was $27.2 million, $4.4 million, and $0.3 million, for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, the unrecognized compensation cost related to outstanding options was $47.1 million. The unrecognized compensation cost related to outstanding options is expected to be recognized over a weighted-average period of approximately 2.37 years. For the years ended December 31, 2025 and 2024, the weighted-average grant date fair value per granted option was $8.12 and $3.38, respectively. The aggregate fair value of options that vested during the years ended December 31, 2025 and 2024 was $124.1 million and $11.4 million, respectively.

The unrecognized compensation costs related to outstanding time-based RSUs was $11.9 million as of December 31, 2025, and is expected to be recognized over a weighted-average period of approximately 2.80 years. The total fair value of RSUs vested during the years ended December 31, 2025, and 2024 was $2.2 million and $0.7 million, respectively.

Employee Share Purchase Plan

The Wave Life Sciences Ltd. Employee Share Purchase Plan, as amended ("ESPP"), allows full-time and certain part-time employees to purchase the Company’s ordinary shares at a discount to fair market value. Eligible employees may enroll in a six-month offering period beginning every January 15th and July 15th. Shares are purchased at a price equal to 85% of the lower of the fair market value of the Company’s ordinary shares on the first business day or the last business day of an offering period. During the years ended December 31, 2025, and 2024, 152,621 and 176,498 ordinary shares were issued under the ESPP, respectively. The aggregate number of ordinary shares authorized for issuance under the ESPP was originally 1,000,000 and was subsequently increased to 3,000,000 in August 2023. As of December 31, 2025, there were 2,161,381 ordinary shares available for issuance under the ESPP.

Share-Based Compensation Expense

Share-based compensation expense for the years ended December 31, 2025, 2024, and 2023 is classified as operating expenses in the consolidated statements of operations and comprehensive loss as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Research and development expenses	$11,337	$6,332	$4,617
General and administrative expenses	13,636	6,809	5,178
Total share-based compensation expense	$24,973	$13,141	$9,795

8. LEASES

Lease Arrangements

The Company enters into lease arrangements for its facilities. A summary of the arrangements is as follows:

Operating Leases

Lexington

On September 26, 2016, and as amended on December 31, 2016, the Company entered into a 10 year and 9-month lease, which includes two successive five-year renewal options, for its facility in Lexington, Massachusetts, which the Company uses primarily for its current good manufacturing practices (“cGMP”) manufacturing, as well as for additional laboratory and office space. As there is not reasonable certainty that the renewal options will be exercised, the lease liabilities and the right-of-use assets pertaining to the Lexington Lease do not account for the two successive five-year renewal options. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. As required under the terms of the lease agreement, the Company has placed restricted cash of approximately $2.8 million in a separate bank account as of December 31, 2025 and 2024.

Cambridge

In April 2015, the Company entered into a lease agreement for an office and laboratory facility in Cambridge, Massachusetts (the “Cambridge Lease”), which commenced in October 2015 with a term of 7.5 years with a five-year renewal option to extend the lease. Throughout the term of the lease, the Company is responsible for paying certain costs and expenses, in addition to the rent, as specified in the lease, including a proportionate share of applicable taxes, operating expenses and utilities. As required under the terms of the lease agreement, the Company has placed restricted cash of $1.0 million in a separate bank account as of December 31, 2025 and 2024.

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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Lease cost
Operating lease cost	$7,365	$7,365	$7,365
Variable lease cost	3,083	2,998	2,798
Total lease cost	$10,448	$10,363	$10,163

Other information
Operating cash flows used for operating leases	$9,591	$9,311	$8,655
Weighted average remaining lease term	2 years	3 years	4 years
Weighted average discount rate	9.3%	9.2%	9.2%

Future minimum lease payments under the Company’s non-cancelable operating leases as of December 31, 2025, are as follows:

As of December 31, 2025
(in thousands)
2026	9,584
2027	8,987
2028	886
2029 and thereafter	-
Total lease payments	$19,457
Less: imputed interest	(1,691)
Total operating lease liabilities	$17,766

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

10. NET LOSS PER ORDINARY SHARE

In connection with the December 2025 Offering, the Company sold 2,631,578 2025 Pre-Funded Warrants, which are included in the total vested and exercisable pre-funded warrants (the Company's pre-funded warrants outstanding are collectively referred to as the “Pre-Funded Warrants”). As of December 31, 2025 and 2024, there were 11,600,257 and 8,968,679, respectively, vested and exercisable Pre-Funded Warrants outstanding to purchase ordinary shares for the exercise price of $0.0001 per share, provided that, unless and until the Company obtains shareholder approval for the issuance of the shares underlying the Pre-Funded Warrants, a holder will not be entitled to exercise any portion of any Pre-Funded Warrant, which, upon giving effect to such exercise, would cause (i) the aggregate number of our ordinary shares beneficially owned by the holder (together with its affiliates) to exceed, depending on the terms of the applicable Pre-Funded Warrants and in certain cases at the election of the holder, either 4.99%, 9.99% or 19.99% of the number of our ordinary shares outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed, depending on the terms of the applicable Pre-Funded Warrants and in certain cases at the election of the holder, either 4.99%, 9.99% or 19.99% of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the applicable Pre-Funded Warrants. The Pre-Funded Warrants are included in the weighted-average shares outstanding used in the calculation of basic net loss per share as the exercise price is negligible and the warrants are fully vested and exercisable.

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

The table below sets forth the computation of the Company’s basic and diluted net loss attributable to ordinary shareholders:

	Year Ended December 31,
	2025	2024	2023
	(in thousands except share and per share data)
Numerator:
Net loss attributable to ordinary shareholders	$(204,378)	$(97,008)	$(57,513)
Denominator:
Weighted-average ordinary shares outstanding	168,649,795	138,277,468	106,097,268
Net loss per share, basic and diluted	$(1.21)	$(0.70)	$(0.54)

The following potential ordinary shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2025	2024	2023
Options to purchase ordinary shares	20,326,871	19,453,131	14,107,710
RSUs	1,777,416	832,043	637,557

11. INCOME TAXES

The components of loss before income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Singapore	$(6,042)	$(4,202)	$(7,441)
Rest of world	(198,336)	(92,806)	(50,749)
Loss before income taxes	$(204,378)	$(97,008)	$(58,190)

During the years ended December 31, 2025 and 2024, the Company recorded no income tax benefit or provision. During the year ended December 31, 2023, the Company recorded an income tax benefit of $0.7 million. The income tax benefit for the year ended December 31, 2023 was due to a change in estimate in connection with U.S. tax guidance relating to the capitalization of research and development expenditures.

The components of the benefit for income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Current benefit for income taxes:
Singapore	$—	$—	$—
Rest of world	—	—	677
Total current benefit for income taxes	$—	$—	$677
Deferred benefit for income taxes:
Singapore	$—	$—	$—
Rest of world	—	—	—
Total deferred benefit for income taxes	$—	$—	$—
Total benefit for income taxes	$—	$—	$677

A reconciliation of the Singapore statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2025
	Amount	Percent
Singapore statutory income tax rate	$(34,744)	17.0%
Foreign tax effects
United States
Statutory tax rate difference between U.S. federal and Singapore	(5,078)	2.5
Tax Credits
Research and development tax credits	(4,962)	2.4
Orphan drug credit	(3,675)	1.8
Change in valuation allowances	32,422	(15.9)
Nontaxable or nondeductible items
Nondeductible executive compensation	2,700	(1.3)
Stock compensation	(1,945)	1.0
Other[1]	2,298	(1.1)
UK
Statutory tax rate difference between the United Kingdom and Singapore	(5,409)	2.6
Research and development	(1,836)	0.9
Changes in valuation allowances	18,742	(9.2)
Other	59	—
Other Foreign Jurisdictions	(5)	—
Changes in valuation allowances	2,069	(1.0)
Nontaxable or nondeductible items	(1,042)	0.5
Changes in unrecognized tax benefits	406	(0.2)
Effective income tax rate	—	0.0%

(1) Includes United States state and local income taxes, net of federal income tax effect.

A reconciliation of the Singapore statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Singapore statutory income tax rate	17.0%	17.0%
Federal and state tax credits	9.8	11.5
Permanent differences	(3.1)	—
Changes in reserves for uncertain tax positions	(6.0)	(2.8)
Foreign rate differential	7.2	7.4
Tax rate change	(2.2)	0.4
Return to provision	0.9	4.4
Other	(0.4)	0.1
Change in deferred tax asset valuation allowance	(26.0)	(36.1)
Deferred tax adjustments	2.8	(0.7)
Effective income tax rate	0.0%	1.2%

The components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$243,030	$177,639
Federal and state tax credits	24,462	15,800
Share-based compensation	9,797	8,649
Accumulated amortization	465	578
Operating lease liabilities	4,354	6,626
Deferred revenue	5,445	8,836
Capitalized research and development	35,255	54,035
Accumulated depreciation	4,118	3,873
Other	2,821	942
Total deferred tax assets	329,747	276,978
Valuation allowance	(326,689)	(272,313)
Net deferred tax assets	3,058	4,665
Deferred tax liabilities:
Operating lease right-of-use assets	(3,054)	(4,661)
Other	(4)	(4)
Total deferred tax liabilities	(3,058)	(4,665)
Net deferred tax assets (liabilities)	$—	$—

A roll-forward of the valuation allowance for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Balance at beginning of year	$272,313	$247,193
Increase in valuation allowance	54,376	25,169
Effect of foreign currency translation	—	(49)
Balance at end of year	$326,689	$272,313

As of December 31, 2025, the Company had federal net operating loss carryforwards in the United States of $501.3 million, of which $500.5 million may be available to offset future U.S. federal taxable income indefinitely, while $0.8 million of the carryforwards may offset future U.S. federal taxable income through 2037. As of December 31, 2025, the Company had U.S. state net operating loss carryforwards of $150.1 million available to offset future U.S. state taxable income that will begin to expire in 2038. As of December 31, 2025 and 2024, the Company had U.S. federal research and development tax credit carryforwards of $15.1 million and $11.2 million, respectively, available to offset future U.S. federal income taxes and will begin to expire in 2042. As of December 31, 2025 and 2024, the Company had U.S. state research and development tax credit carryforwards of $7.0 million and $4.8 million, respectively, available to offset future U.S. state income taxes and will begin to expire in 2037. As of December 31, 2025 and 2024, the Company had a U.S. orphan drug credit carryforward of $3.7 million and $0.8 million, respectively, available to offset future U.S. federal income taxes that will begin to expire in 2042.

As of December 31, 2025 and 2024, the Company had net operating loss carryforwards in Japan of $0.1 million and $0.7 million, respectively, which may be available to offset future Japan taxable income and begin to expire in 2027.

As of December 31, 2025 and 2024, the Company had net operating loss carryforwards in Singapore of $144.8 million and $132.7 million, respectively, which may be available to offset future Singapore taxable income and can be carried forward indefinitely.

As of December 31, 2025 and 2024, the Company had net operating loss carryforwards in the United Kingdom (“UK”) of $414.7 million and $339.5 million, respectively, which may be available to offset future UK taxable income and can be carried forward indefinitely.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets. As of December 31, 2025, management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets in all jurisdictions. Accordingly, a full valuation allowance has been established against the Company's deferred tax assets as of December 31, 2025.

The valuation allowance increased by $54.4 million in 2025. The increase in the valuation allowance for 2025 was primarily a result of operating losses generated with no corresponding financial statement benefit. The Company may release this valuation allowance when management determines that it is more-likely-than-not that the deferred tax assets will be realized. Any release of valuation allowance will be recorded as a tax benefit either increasing net income or decreasing net loss.

The Company’s reserves related to income taxes and its accounting for uncertain tax positions are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more-likely-than-not to be realized following resolution of any potential contingencies present related to the tax benefit.

A summary of activity in the Company’s gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	2025	2024	2023
	(in thousands)
Unrecognized tax benefit at the beginning of the year	$20,798	$15,790	$13,945
Tax positions related to prior years	(114)	2,091	114
Tax positions related to the current year	3,256	2,917	1,731
Tax position releases	(2,569)	—	—
Unrecognized tax benefit at the end of the year	$21,371	$20,798	$15,790

As of December 31, 2025 and 2024, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was $21.4 million and $20.8 million, respectively. At December 31, 2025, none of the net unrecognized tax benefits would affect the Company’s effective tax rate due to the Company's full valuation allowance.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by various tax authorities in the United States, Japan, Singapore and the United Kingdom. Tax years from 2022 to the present are still open to examination in the United States, from 2020 to the present in Japan, from 2021 to the present in Singapore and from 2024 to the present in the United Kingdom. To the extent that the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the tax authorities to the extent utilized in a future period.

As of December 31, 2025 and 2024, $44.4 million and $37.8 million, respectively, of cash and cash equivalents were held by the Company’s subsidiaries outside of Singapore. The Company does not provide for Singapore income tax or withholding taxes on the outside basis differences, including foreign unremitted earnings of its subsidiaries as they are permanently reinvested. If the Company decides to change its indefinite reversal assertion in the future, the Company may be required to record deferred taxes. Because of the complexity of Singapore and the rest-of-the-world tax rules applicable to the method of recovery of the investment in its subsidiaries, including distribution of earnings from its subsidiaries to Singapore, the determination of the unrecognized deferred tax liability is not practicable.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards in the United States may be subject to a substantial annual limitation under Section 382 and Section 383 of the Code, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income and tax. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the shares of a corporation by more than 50% over a three-year period. The Company previously completed Section 382 studies to assess whether there have been ownership changes since its formation through 2022. The results of the studies indicated that the Company experienced ownership changes as defined by Section 382 of the Code, and, as such, the Company adjusted its net operating losses and research and development credit carryforwards to reflect the limitations as a result of such ownership changes. The Company updated its Section 382 study to assess whether there have been ownership changes since December 31, 2022 through 2024 and the Company did not experience any additional ownership changes. Should one or more ownership changes occur in the future, the Company’s ability to utilize its net operating losses and research and development credit carryforwards may be further limited.

12. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) retirement and savings plan (the “401(k) Plan”) covering employees of Wave USA. The 401(k) Plan allows employees to make contributions up to the maximum allowable amount set by the Internal Revenue Service. Under the 401(k) Plan, the Company may make discretionary contributions as approved by the board of directors. The Company made contributions of $2.0 million and $1.7 million in the years ended December 31, 2025 and 2024, respectively.

13. RELATED PARTIES

The Company had the following related party transactions for the periods presented in the accompanying consolidated financial statements:

•
Pursuant to the terms of various contract research service agreements with Shin Nippon Biomedical Laboratories Ltd., a contract research organization and one of the Company’s shareholders, and its affiliates (together, “SNBL”), the Company paid SNBL $1.1 million and $0.9 million, respectively, during each of the years ended December 31, 2025 and 2024. Through December 31, 2025, the Company has paid an aggregate of $3.4 million to SNBL for the aforementioned various service agreements. During each of the years ended December 31, 2025 and 2024, the Company incurred expenses of approximately $4.6 million and $1.0 million, respectively, related to the aforementioned various service agreements.

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

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company's single reporting segment. A reconciliation to consolidated operating expenses as our single segment operating loss for the years ended December 31, 2025, 2024, and 2023 is included in the table below:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Research and development expenses:
INHBE program	$15,715	$9,294	$229
AATD program	5,714	11,666	8,453
DMD program	19,469	15,536	7,808
HD program	2,678	11,790	13,086
Other research and development expenses(1), including PNPLA3, additional preclinical programs, PRISM	139,203	111,396	100,433
Total research and development expenses	182,779	159,682	130,009
General and administrative expenses	75,331	59,023	51,292
Total operating expenses	$258,110	$218,705	$181,301

(1) Includes expenses related to other research and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses, and other operating expenses, which are not allocated to specific programs.