Form 10-Q
period 2026-03-31
Wave Life Sciences Ltd.
filed 2026-04-28
CIK 1631574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of outstanding ordinary shares of the registrant as of April 22, 2026 was 192,379,977.

WAVE LIFE SCIENCES LTD.

QUARTERLY REPORT ON FORM 10-Q

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that relate to future events or to our future operations or financial performance. Any forward-looking statement involves known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statement. In some cases, forward-looking statements are identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “goals,” “intend,” “likely,” “may,” “might,” “ongoing,” “objective,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “strategy,” “target,” “will” and “would” or the negative of these terms, or other comparable terminology intended to identify statements about the future, although not all forward-looking statements contain these identifying words. Forward-looking statements include statements, other than statements of historical fact, about, among other things: our ability to fund our future operations; our financial position, revenues, costs, expenses, uses of cash and capital requirements; our need for additional financing or the period for which our existing cash resources will be sufficient to meet our operating requirements; the success, progress, number, scope, cost, duration, timing or results of our research and development activities, preclinical studies and clinical trials, including the timing for initiation or completion of or availability of results from any preclinical studies and clinical trials or for submission, review or approval of any regulatory filing; the timing of, and our ability to, obtain and maintain regulatory approvals for any of our product candidates; the potential benefits that may be derived from any of our product candidates; our strategies, prospects, plans, goals, expectations, forecasts or objectives; the success of our collaborations with third parties; any payment that our collaboration partners may make to us; our ability to identify and develop new product candidates; our intellectual property position; our commercialization, marketing and manufacturing capabilities and strategy; our ability to develop sales and marketing capabilities; our estimates regarding future expenses and needs for additional financing; our ability to identify, recruit and retain key personnel; our financial performance; developments and projections relating to our competitors in the industry; our liquidity and working capital requirements; the expected impact of new accounting standards; our expectations regarding the impact of any local and global health epidemics on our business, including our research and development activities, preclinical studies and clinical trials, supply of drug product, and workforce; and statements about the Redomiciliation (as defined below).

Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ. These risks, uncertainties and other factors include, among other things, our critical accounting policies; the ability of our preclinical studies to produce data sufficient to support the filing of global clinical trial applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results and timing of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our effectiveness in managing current and future clinical trials and regulatory processes; the success of our platform in identifying viable candidates; the continued development and acceptance of nucleic acid therapeutics as a class of drugs; our ability to demonstrate the therapeutic benefits of our stereopure candidates in clinical trials, including our ability to develop candidates across multiple therapeutic modalities; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to fund our operations and to raise additional capital as needed; competition from others developing therapies for similar uses; any impacts on our business as a result of or related to any local and global health epidemics, geopolitical conflicts, global economic uncertainty, the impact of tariffs and changes in economic policies, volatility in inflation, volatility in interest rates or market disruptions on our business; and our ability to obtain shareholder and Singapore Court approvals and satisfy other closing conditions to the completion of the Redomiciliation within the expected timeframe or at all, as well as other risks and uncertainties under the caption “Risk Factors” and any other disclosures contained in this Quarterly Report on Form 10-Q and in other filings we make with the Securities and Exchange Commission (the “SEC”).

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

As used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise indicates, references to “Wave,” the “Company,” “we,” “our,” “us” or similar terms refer to Wave Life Sciences Ltd. and our wholly owned subsidiaries. The Wave Life Sciences Ltd. and Wave Life Sciences Pte. Ltd. names, the Wave Life Sciences mark, PRISM and the other registered and pending trademarks, trade names and service marks of Wave Life Sciences Ltd. appearing in this Quarterly Report on Form 10-Q are the property of Wave Life Sciences Ltd. This Quarterly Report on Form 10-Q also contains additional trade names, trademarks and service marks belonging to Wave Life Sciences Ltd. and to other companies. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, these other parties. Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q are referred to without the ® and ™ symbols, but such reference should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$544,591	$602,068
Accounts receivable	—	1,276
Prepaid expenses	13,225	8,395
Other current assets	3,456	3,075
Total current assets	561,272	614,814
Long-term assets:
Property and equipment, net of accumulated depreciation of $50,352 and $49,522 as of March 31, 2026 and December 31, 2025, respectively	7,077	7,405
Operating lease right-of-use assets	10,994	12,458
Restricted cash	3,815	3,806
Other assets	386	16
Total long-term assets	22,272	23,685
Total assets	$583,544	$638,499
Liabilities, Series A preferred shares, and shareholders’ equity
Current liabilities:
Accounts payable	$19,064	$15,700
Accrued expenses and other current liabilities	13,043	26,564
Current portion of deferred revenue	9,396	44,440
Current portion of operating lease liability	8,328	8,361
Total current liabilities	49,831	95,065
Long-term liabilities:
Deferred revenue, net of current portion	14,596	7,798
Operating lease liability, net of current portion	7,387	9,405
Total long-term liabilities	21,983	17,203
Total liabilities	$71,814	$112,268
Series A preferred shares, no par value; nil and 3,901,348 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	$—	$7,874
Shareholders’ equity:
Ordinary shares, no par value; 192,337,566 and 187,660,263 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	$1,626,879	$1,616,478
Additional paid-in capital	237,428	228,365
Accumulated other comprehensive loss	(254)	(250)
Accumulated deficit	(1,352,323)	(1,326,236)
Total shareholders’ equity	$511,730	$518,357
Total liabilities, Series A preferred shares, and shareholders’ equity	$583,544	$638,499

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$38,246	$9,175
Operating expenses:
Research and development	47,440	40,622
General and administrative	22,104	18,357
Total operating expenses	69,544	58,979
Loss from operations	(31,298)	(49,804)
Other income, net:
Interest income	5,291	2,875
Other income (expense), net	(80)	51
Total other income, net	5,211	2,926
Loss before income taxes	(26,087)	(46,878)
Income tax benefit	—	—
Net loss	$(26,087)	$(46,878)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.13)	$(0.29)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	200,167,869	162,572,026
Other comprehensive income (loss):
Net loss	$(26,087)	$(46,878)
Foreign currency translation gain (loss)	(4)	58
Comprehensive loss	$(26,091)	$(46,820)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	3,901,348	$7,874	153,037,286	$1,175,181	$156,454	$(262)	$(1,121,858)	$209,515
Issuance of ordinary shares pursuant to the “at-the-market” equity program, net	—	—	97,375	1,262	—	—	—	1,262
Share-based compensation	—	—	—	—	4,953	—	—	4,953
Vesting of RSUs	—	—	18,019	—	—	—	—	—
Option exercises	—	—	853,881	2,451	—	—	—	2,451
Issuance of ordinary shares under the ESPP	—	—	86,752	442	—	—	—	442
Other comprehensive income	—	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	—	(46,878)	(46,878)
Balance at March 31, 2025	3,901,348	$7,874	154,093,313	$1,179,336	$161,407	$(204)	$(1,168,736)	$171,803

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2025	3,901,348	$7,874	187,660,263	$1,616,478	$228,365	$(250)	$(1,326,236)	$518,357
Conversion of Series A preferred shares to ordinary shares	(3,901,348)	(7,874)	3,901,348	7,874	—	—	—	7,874
Share-based compensation	—	—	—	—	9,063	—	—	9,063
Vesting of RSUs	—	—	242,509	—	—	—	—	—
Option exercises	—	—	442,967	1,934	—	—	—	1,934
Issuance of ordinary shares under the ESPP	—	—	90,479	593	—	—	—	593
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(26,087)	(26,087)
Balance at March 31, 2026	—	$—	192,337,566	$1,626,879	$237,428	$(254)	$(1,352,323)	$511,730

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(26,087)	$(46,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	1,464	1,289
Depreciation of property and equipment	841	875
Share-based compensation expense	9,063	4,953
Changes in operating assets and liabilities:
Accounts receivable	1,276	1,422
Prepaid expenses	(4,830)	1,482
Other assets	(751)	118
Accounts payable	3,289	(2,052)
Accrued expenses and other current liabilities	(13,521)	(13,268)
Deferred revenue	(28,246)	(9,175)
Operating lease liabilities	(2,051)	(1,805)
Net cash used in operating activities	(59,553)	(63,039)
Cash flows from investing activities
Purchases of property and equipment	(438)	(165)
Net cash used in investing activities	(438)	(165)
Cash flows from financing activities
Proceeds from issuance of ordinary shares pursuant to the “at-the-market” equity program, net of offering costs	—	1,262
Proceeds from the exercise of share options	1,934	2,451
Proceeds from the ESPP	593	442
Net cash provided by financing activities	2,527	4,155
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(4)	58
Net decrease in cash, cash equivalents, and restricted cash	(57,468)	(58,991)
Cash, cash equivalents, and restricted cash, beginning of period	605,874	305,838
Cash, cash equivalents, and restricted cash, end of period	$548,406	$246,847

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Wave Life Sciences Ltd.

Notes to Unaudited Consolidated Financial Statements

1. THE COMPANY

Organization

Wave Life Sciences Ltd. (together with its subsidiaries, “Wave” or the “Company”) is a clinical-stage biotechnology company focused on unlocking the broad potential of ribonucleic acid (“RNA”) medicines (also known as oligonucleotides), or those targeting RNA, to transform human health. The Company’s RNA medicines platform, PRISM®, combines multiple modalities, chemistry innovation and deep insights into human genetics to deliver scientific breakthroughs that treat both rare and common disorders. The Company’s toolkit of RNA-targeting modalities, including RNA interference (“RNAi”) (SpiNA) and RNA editing (AIMers), provides us with unmatched capabilities for designing and sustainably delivering candidates that optimally address disease biology. The Company’s pipeline is focused on our obesity (WVE-007), alpha-1 antitrypsin deficiency (“AATD”) (WVE-006) and PNPLA3 I148M liver disease (WVE-008) programs, and also includes clinical programs for Duchenne muscular dystrophy (“DMD”) and Huntington’s disease (“HD”), as well as several preclinical programs utilizing its versatile RNA medicines platform.

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

On April 15, 2026, Wave Life Sciences Ltd., a public company limited by shares incorporated under the laws of the Republic of Singapore (“Wave-Singapore”), announced that it has decided to restructure its corporate group to cause the parent company of the group to be a Delaware corporation (the “Redomiciliation”), which is subject to approval of the shareholders of Wave-Singapore and the High Court of the Republic of Singapore. Under generally accepted accounting principles in the United States (“U.S. GAAP”), the statutory scheme of arrangement required for the Redomiciliation will be accounted for consistent with a reorganization of entities under common control.

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

As of March 31, 2026, the Company had cash and cash equivalents of $544.6 million. The Company expects that its existing cash and cash equivalents will be sufficient to fund its operations for at least the next twelve months from the issuance date of these financial statements. The Company has based this expectation on the best information available, however the Company may use its available capital resources sooner than it currently expects. If the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be further reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. In addition, the Company may elect to raise additional funds before it needs them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if the Company expects it has sufficient funds for its current or future operating plans.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026 (the “2025 Annual Report on Form 10-K”), have had no material changes during the three months ended March 31, 2026.

Unaudited Interim Financial Data

The accompanying interim consolidated balance sheet as of March 31, 2026, the related interim consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, the consolidated statements of Series A preferred shares and shareholders’ equity for the three months ended March 31, 2026 and 2025, the consolidated statements of cash flows for the three months ended March 31, 2026 and 2025, and the related interim information contained within the notes to the unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three months ended March 31, 2026 and 2025 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three months ended March 31, 2026 and 2025. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other interim period or future year or period.

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Accrued compensation	$5,519	$18,080
Accrued expenses related to CROs and CMOs	4,854	7,314
Accrued expenses and other current liabilities	2,670	1,170
Total accrued expenses and other current liabilities	$13,043	$26,564

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

During the three months ended March 31, 2026, the Company granted an aggregate of 5,104,084 options to employees and non-employee directors and 1,738,200 time-based RSUs to employees and non-employee directors.

As of March 31, 2026, 3,117,870 ordinary shares remained available for future grant under the 2021 Plan.

The table below shows the options and RSUs outstanding as of March 31, 2026 and 2025.

	As of March 31,
	2026	2025
Options to purchase ordinary shares	24,866,720	21,938,718
RSUs	3,243,018	1,786,211

The Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan, as amended (the “ESPP”), allows full-time and certain part-time employees to purchase the Company’s ordinary shares at a discount to fair market value. Eligible employees may enroll in a six-month offering period beginning every January 15th and July 15th. Ordinary shares are purchased at a price equal to 85% of the lower of the fair market value of the Company’s ordinary shares on the first business day or the last business day of an offering period. The aggregate number of ordinary shares authorized for issuance under the ESPP was originally 1,000,000 and was subsequently increased to 3,000,000 in August 2023. During the three months ended March 31, 2026, 90,479 ordinary shares were issued under the ESPP. As of March 31, 2026, there were 2,070,902 ordinary shares available for issuance under the ESPP.

5. COLLABORATION AGREEMENTS

GSK Collaboration and Equity Agreements

On December 13, 2022, Wave USA and Wave UK entered into a Collaboration and License Agreement (the “GSK Collaboration Agreement”) with GlaxoSmithKline Intellectual Property (No. 3) (“GSK”). Pursuant to the GSK Collaboration Agreement, Wave and GSK agreed to collaborate on the research, development, and commercialization of oligonucleotide therapeutics, which originally included an exclusive global license to WVE-006. The discovery collaboration component has an initial four-year research term and combines Wave’s proprietary discovery and drug development platform, PRISM, with GSK’s unique genetic insights and its global development and commercial capabilities. On January 27, 2023, the GSK Collaboration Agreement became effective, and GSK paid Wave an upfront payment of $120.0 million.

Simultaneously with the execution of the GSK Collaboration Agreement, Wave entered into a Share Purchase Agreement (the “SPA”) on December 13, 2022, with Glaxo Group Limited (“GGL”), an affiliate of GSK, pursuant to which Wave agreed to sell 10,683,761 of its ordinary shares to GGL at a purchase price of $4.68 per share (the “GSK Equity Investment”). The GSK Equity Investment closed on January 26, 2023, following the completion of customary closing conditions. The ordinary shares purchased by GGL in the GSK Equity Investment carry certain registration rights customary for transactions of this kind. The Company did not incur any material costs in connection with the issuance of the ordinary shares under the SPA.

The GSK Collaboration Agreement originally had three components: (1) a discovery collaboration which enables the Company to advance up to three programs leveraging targets informed by GSK’s novel genetic insights (“Wave’s Collaboration Programs”); (2) a discovery collaboration which enables GSK to advance up to eight programs leveraging PRISM and the Company’s oligonucleotide expertise and discovery capabilities (the “Discovery Research Collaboration”); and (3) an exclusive global license for GSK to WVE-006, the Company’s AATD program, that uses the Company’s proprietary AIMer technology (the "AATD Collaboration"). On February 2, 2026, the Company announced that it regained full rights to WVE-006, an investigational GalNAc-conjugated RNA editing oligonucleotide for alpha-1 antitrypsin deficiency, which was originally the subject of an exclusive global license to GSK under the GSK Collaboration Agreement.

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

The GSK Collaboration Agreement is managed by a joint steering committee in which both parties are represented equally. In addition, the AATD Collaboration was overseen by a joint development committee, a joint patent committee advises on intellectual property activities, and the Discovery Research Collaboration is overseen by a joint research committee. Both parties are represented equally for these committees and report to the joint steering committee.

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

Under the GSK Collaboration Agreement, GSK can advance up to eight programs (the “GSK Collaboration Programs”) leveraging the Company's PRISM platform and multiple RNA-targeting modalities (RNAi, RNA editing, splicing, and antisense) with target validation work ongoing across multiple therapy areas. The advancement to a development candidate following the achievement of target validation results in a GSK Collaboration Program performance obligation. In January 2026, GSK selected a fourth program to advance to development candidate following achievement of target validation. Under the GSK Collaboration Agreement, GSK has paid an aggregate of $32.0 million in program initiation payments related to these four programs.

The following table summarizes the allocation of the total transaction price to the identified performance obligation under the GSK Collaboration Agreement, and the amount of the transaction price unsatisfied as of March 31, 2026 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied (1)
Performance Obligations:
AATD Collaboration	$166,778	$—
Discovery Research Collaboration	15,163	7,932
GSK Collaboration Programs	32,000	21,762
Total	$213,941	$29,694

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

Revenue associated with the AATD Collaboration performance obligation was being recognized as the research and development services were provided using an input measure, according to the costs incurred and the total costs expected to be incurred to satisfy the performance obligation. The revenue associated with the Discovery Research Collaboration performance obligation is being recognized as the research and development services are provided using an input measure, according to the costs incurred and the total costs expected to be incurred to satisfy the performance obligation. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s consolidated balance sheet. Additional funding related to the Company’s research activities related to Discovery Research Collaboration will be recorded as accounts receivable when contractually enforceable and recorded as deferred revenue, or as revenue as the services are provided.

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

For the three months ended March 31, 2026 and 2025, the Company recognized revenue of $38.2 million and $9.2 million, respectively, under the GSK Collaboration Agreement using the input method described above. Through March 31, 2026, the Company has recognized collaboration revenue of $184.2 million under the GSK Collaboration Agreement in the Company’s consolidated statements of operations and comprehensive loss.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue on March 31, 2026 is approximately $24.0 million, of which approximately $9.4 million was included in current liabilities and approximately $14.6 million was included in long-term liabilities. The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue on December 31, 2025 was approximately $52.2 million, of which approximately $44.4 million was included in current liabilities and $7.8 million was included in long-term liabilities. The Company recognized the remaining deferred revenue related to the AATD performance obligation, which was fully satisfied upon the termination of the AATD license, in the first quarter of 2026.

6. NET LOSS PER ORDINARY SHARE

In connection with the underwritten public offering that the Company completed in December 2025, the Company sold pre-funded warrants to purchase up to 2,631,578 ordinary shares, which are included in the total vested and exercisable pre-funded warrants (the Company's pre-funded warrants outstanding are collectively referred to as the “Pre-Funded Warrants”). As of March 31, 2026 and 2025, there were 11,600,257 and 8,968,679, respectively, vested and exercisable Pre-Funded Warrants outstanding to purchase ordinary shares for the exercise price of $0.0001 per share, provided that, unless and until the Company obtains shareholder approval for the issuance of the shares underlying the Pre-Funded Warrants, a holder will not be entitled to exercise any portion of any Pre-Funded Warrant, which, upon giving effect to such exercise, would cause (i) the aggregate number of our ordinary shares beneficially owned by the holder (together with its affiliates) to exceed 4.99% (or at the election of such holder, 9.99% or 19.99%) of the number of our ordinary shares outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed 4.99% (or at the election of such holder, 9.99% or 19.99%) of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrants. The Pre-Funded Warrants are included in the weighted-average shares outstanding used in the calculation of basic net loss per share as the exercise price is negligible and the warrants are fully vested and exercisable.

Basic loss per share is computed by dividing net loss attributable to ordinary shareholders and Pre-Funded Warrant holders by the weighted-average number of ordinary shares and Pre-Funded Warrants outstanding.

The Company’s potentially dilutive shares, which include outstanding share options to purchase ordinary shares and RSUs, are considered to be ordinary share equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. In March 2026, the Series A preferred shares were converted to ordinary shares on a one-to-one basis and included in the calculation of net loss per share as of the date of conversion.

The following potential ordinary shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2026	2025
Options to purchase ordinary shares	24,866,720	21,938,718
RSUs	3,243,018	1,786,211

7. INCOME TAXES

During the three months ended March 31, 2026 and 2025, the Company recorded no income tax benefit or provision. The Company maintained a full valuation allowance for the three months ended March 31, 2026 and 2025 in all jurisdictions due to uncertainty regarding future taxable income.

8. GEOGRAPHIC DATA

Substantially all of the Company’s long-lived assets were located in the United States as of March 31, 2026 and December 31, 2025.

9. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

•
Pursuant to the terms of various contract research service agreements with Shin Nippon Biomedical Laboratories Ltd., a contract research organization and one of the Company’s shareholders, and its affiliates (together, “SNBL”), the Company paid SNBL $2.9 million and $0.1 million, respectively, during each of the three months ended March 31, 2026 and 2025. Through March 31, 2026, the Company has paid an aggregate of $6.3 million to SNBL for the aforementioned various service agreements. During each of the three months ended March 31, 2026 and 2025, the Company incurred expenses of approximately $1.3 million and $0.6 million, respectively, related to the aforementioned various service agreements.

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

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company's single reporting segment. A reconciliation to consolidated operating expenses as the Company’s single segment operating loss for the three months ended March 31, 2026 and 2025 is included in the table below:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Research and development expenses:
INHBE program	$4,836	$2,539
AATD program	1,750	1,446
DMD program	4,138	3,038
HD program	63	1,167
Other research and development expenses(1), including PNPLA3, additional preclinical programs, PRISM	36,653	32,432
Total research and development expenses	47,440	40,622
General and administrative expenses	22,104	18,357
Total operating expenses	$69,544	$58,979

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026 (the “2025 Annual Report on Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factors” section of our 2025 Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a clinical-stage biotechnology company focused on unlocking the broad potential of ribonucleic acid (“RNA”) medicines (also known as oligonucleotides), or those targeting RNA, to transform human health. Our RNA medicines platform, PRISM®, combines multiple modalities, chemistry innovation and deep insights into human genetics to deliver scientific breakthroughs that treat both rare and common disorders. Our toolkit of RNA-targeting modalities, including RNAi interference (“RNAi”) (SpiNA) and RNA editing (AIMers), provides us with unmatched capabilities for designing and sustainably delivering candidates that optimally address disease biology. Our pipeline is focused on our obesity (WVE-007), alpha-1 antitrypsin deficiency (“AATD”) (WVE-006) and PNPLA3 I148M liver disease (WVE-008) programs, and also includes clinical programs for Duchenne muscular dystrophy (“DMD”) and Huntington’s disease (“HD”), as well as several preclinical programs utilizing our versatile RNA medicines platform.

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

The inspiration for our multimodal platform is based on the recognition that the biological machinery (i.e., enzymes) needed to address human disease already exists within our cells and can be harnessed for therapeutic purposes with the right tools. We believe that we have built the most versatile toolkit of RNA-targeting modalities in the industry, with multiple means of repairing, restoring, or reducing proteins and designing best-fit solutions based on the unique biology of a given disease target. We are actively advancing programs across modalities, including RNAi (silencing), RNA editing, which uses novel A-to-I RNA editing oligonucleotides (“AIMers”), antisense silencing, and splicing. We have also advanced novel bifunctional modalities designed to silence multiple targets or silence one target while simultaneously editing or upregulating another unique target.

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

We are currently prioritizing lead programs that use GalNAc delivery for hepatic and metabolic diseases, each of which has potential to translate powerful human genetic insights into potentially transformational RNA medicines:

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

INLIGHT™ is our first-in-human clinical trial of WVE-007 in individuals living with obesity. The Phase 1 single ascending dose (“SAD”) portion of INLIGHT includes otherwise healthy adults living with overweight or obesity to assess safety, tolerability, pharmacokinetics (“PK”), Activin E, body weight, biomarkers and body composition as measured by Dual-Energy X-ray Absorptiometry (“DEXA”).

In December 2025, we announced positive interim data from the ongoing Phase 1, SAD portion of INLIGHT, including three-month follow-up from the single subcutaneous 240 mg dose cohort in 32 individuals. These data demonstrated improvements in body composition including reduction in visceral fat, reduction in total fat mass, and preservation of muscle as measured by DEXA. Additionally, we shared that we observed consistent and durable serum Activin E reductions across participants, which support WVE-007’s potential for once or twice-yearly dosing. WVE-007 was generally safe and well tolerated across all dose levels (75 mg, 240 mg, 400 mg, and 600 mg).

In March 2026, we announced additional interim data from the Phase 1, SAD portion of INLIGHT. Participants had an average BMI of 32 kg/m², a population with less fat and lower BMI than those in Phase 2 and 3 obesity studies. Key highlights from the update in March 2026 include:

-
At six-month follow-up, a single 240 mg dose of WVE-007 demonstrated significant placebo-adjusted reductions in visceral fat (-14%; p<0.05) and total fat (-5%), stabilization of lean mass (+2%), and reductions in waist circumference (-3%) and body weight (-1%).
-
The 400 mg cohort had a leaner baseline body composition, with lower BMI and more participants (10 out of 24 individuals) with healthy levels of visceral fat (≤500 g). A post-hoc analysis of the three-month 400 mg cohort results demonstrated robust and statistically significant average reduction in visceral fat (-7.8%, p<0.05) in individuals with higher baseline visceral fat (>500g), emphasizing the impact of baseline body composition on therapeutic effect.
-
Consistent, durable, and dose-dependent serum Activin E reductions sustained through at least seven months continue to support WVE-007’s potential for once or twice-yearly dosing, with a mean maximum reduction of up to 88%.
-
WVE-007 was generally safe and well tolerated across all dose levels (75 mg, 240 mg, 400 mg, and 600 mg).

The INLIGHT clinical trial is currently ongoing with 240 mg (n=32), 400 mg (n=32), and 600 mg (n=32) cohorts fully dosed. INLIGHT is ongoing at multiple trial sites including in the United States, following clearance of an Investigational New Drug (“IND”) application. Additional data from INLIGHT, including data from the 600 mg Phase 1 SAD cohort, are expected in 2026.

The U.S. Food and Drug Administration (“FDA”) has accepted the Phase 2a multidose portion of INLIGHT trial of WVE-007 (INHBE GalNAc-siRNA) in individuals with higher BMI (35-50 kg/m2) with and without type 2 diabetes. This placebo-controlled (3:1) Phase 2a study will include multiple assessments over a 12-month period, including body weight, waist circumference, body composition (MRI and DEXA), liver fat (MRI-PDFF), HbA1c, lipid levels, CRP, and muscle function. The results will inform further development of WVE-007 in obesity, as well as metabolic dysfunction-associated steatohepatitis (“MASH”), type 2 diabetes, and cardiovascular disease. The first assessment in this portion of the trial is planned for three months after participants have received their first dose.

We expect to initiate the Phase 2a portion of INLIGHT in the second quarter of 2026. We expect to initiate combination and maintenance trials of WVE-007 in 2026.

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
-
WVE-006 was generally safe and well tolerated with a favorable safety profile. All adverse events were mild to moderate in intensity, and there were no serious adverse events (“SAEs”).

The RestorAATion-2 clinical trial is fully enrolled through the 600 mg cohort, and dosing is complete in the SAD portion. We expect to share data from the 600 mg single dose cohort in addition to data from the 400 mg multidose cohort in May 2026. We also expect to share data from the 600 mg multidose cohort in the second half of 2026. In February 2026, we announced we were accelerating regulatory engagement for WVE-006, and we expect to receive regulatory feedback on a potential accelerated approval pathway mid-2026.

PNPLA3 I148M liver disease

To effectively address the manifestations of PNPLA3 I148M liver disease, we use our novel RNA editing approach and have advanced WVE-008, a GalNAc-conjugated AIMer, as our clinical candidate.

PNPLA3 I148M is a genetic driver of liver disease, including metabolic dysfunction-associated fatty liver disease (“MAFLD”), MASH, and alcoholic steatohepatitis (“ASH”). There are an estimated nine million homozygous PNPLA3 I148M individuals with liver disease in the United States and Europe. Homozygous carriers have a near five-fold higher risk of liver-related death compared to heterozygous carriers. Additionally, homozygous PNPLA3 I148M carriers with MASH may experience more severe disease with faster progression to advanced fibrosis and end-stage liver disease.

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
-
Dystrophin expression stabilized between 24 and 48 weeks and averaged 7.8% with 88% of boys above 5% average dystrophin; and
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

SELECT-HD was a global, multicenter, randomized, double-blind, placebo-controlled Phase 1b/2a clinical trial to assess the safety and tolerability of WVE-003 in people with a confirmed diagnosis of HD who were in the early stages of the disease and carry SNP3 in association with their cytosine adenine guanine (“CAG”) expansion. Additional objectives included assessing PK and exploratory pharmacodynamics and clinical endpoints.

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

Discovery Pipeline

We are advancing new targets across multiple disease areas to expand our pipeline of wholly owned programs. Our compelling preclinical data demonstrate that our oligonucleotides can distribute to various tissues and cells without complex delivery vehicles, enabling us to address a wide variety of diseases. Within RNA editing, we have demonstrated clinically that we can address monogenic diseases by correcting the disease-causing mutation, as evidenced by restoration of healthy protein function for the treatment of AATD. Beyond correction, we have preclinical data demonstrating our ability to increase the stability of the mRNA transcript to upregulate protein levels. Within RNAi, we have shared preclinical data which show that our SpiNA designs enable RNAi-mediated silencing by further improving Ago2 loading and pharmacokinetics, leading to increased potency and durability compared to industry benchmarks. With our SpiNA designs, our preclinical data demonstrate we can silence targets in extra-hepatic tissues including adipose, skeletal muscle, heart, central nervous system (“CNS”), and kidney. We are utilizing a combination of human genetics and artificial intelligence (“AI”) for target discovery and oligonucleotide design, and we have initiated a number of preclinical RNA editing and RNAi programs supported by evidence from human genetics, that leverage easily accessible biomarkers, offer efficient paths to proof-of-concept in humans, and represent meaningful commercial opportunities.

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

Through our collaboration with GlaxoSmithKline Intellectual Property (No. 3) (“GSK”), we are actively working on multiple target validation programs as GSK-partnered programs, for which all of our costs and expenses are prepaid by GSK. GSK has selected four programs, across multiple modalities in both hepatic and extra-hepatic tissues, to advance to development candidates following achievement of target validation, which have resulted in additional payments to us under the collaboration.

Recent Developments

As previously disclosed on April 15, 2026, Wave Life Sciences Ltd., a public company limited by shares incorporated under the laws of the Republic of Singapore (“Wave-Singapore”), announced that it has decided to restructure its corporate group to cause the parent company of the group to be a Delaware corporation (the “Redomiciliation”), which is subject to approval of the shareholders of Wave-Singapore and the High Court of the Republic of Singapore. Under U.S. GAAP, the statutory scheme of arrangement required for the Redomiciliation will be accounted for consistent with a reorganization of entities under common control.

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss for the three months ended March 31, 2026 and 2025 was $26.1 million and $46.9 million, respectively. As of March 31, 2026 and December 31, 2025, we had an accumulated deficit of $1,352.3 million and $1,326.2 million, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Our research and development expenses consist primarily of expenses related to our CROs, CMOs, consultants, other external vendors and fees paid to global regulatory agencies to conduct our clinical trials, in addition to compensation-related expenses, internal manufacturing expenses, facility-related expenses and other general operating expenses. These expenses are incurred in connection with research and development efforts and our preclinical studies and clinical trials. We track certain external expenses on a program-by-program basis. However, we do not allocate compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expenses, facility-related expenses or other operating expenses to specific programs. These expenses, which are not allocated on a program-by-program basis, are included in the “Other research and development expenses(1), including PNPLA3, additional preclinical programs, PRISM” category along with other external expenses related to our discovery and development programs, as well as platform development and identification of potential drug discovery candidates.

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

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Revenue	$38,246	$9,175	$29,071
Operating expenses:
Research and development	47,440	40,622	6,818
General and administrative	22,104	18,357	3,747
Total operating expenses	69,544	58,979	10,565
Loss from operations	(31,298)	(49,804)	18,506
Total other income, net	5,211	2,926	2,285
Loss before income taxes	(26,087)	(46,878)	20,791
Income tax benefit	—	—	—
Net loss	$(26,087)	$(46,878)	$20,791

Revenue

Revenue for the three months ended March 31, 2026 and 2025 was $38.2 million and $9.2 million, respectively, and is comprised of revenue earned under the GSK Collaboration Agreement. The year-over-year change in revenue was primarily driven by the recognition of the remaining deferred revenue related to the AATD performance obligation ($35.9 million), which was fully satisfied upon the termination of the AATD license, in the three months ended March 31, 2026.

Research and Development Expenses

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
INHBE program	$4,836	$2,539	$2,297
AATD program	1,750	1,446	304
DMD program	4,138	3,038	1,100
HD program	63	1,167	(1,104)
Other research and development expenses(1), including PNPLA3, additional preclinical programs, PRISM	36,653	32,432	4,221
Total research and development expenses	$47,440	$40,622	$6,818

(1) Includes expenses related to other research and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses, and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $47.4 million for the three months ended March 31, 2026, compared to $40.6 million for the three months ended March 31, 2025. The increase of approximately $6.8 million was due to the following:

•
an increase of $2.3 million in external expenses related to our INHBE program, including WVE-007 (RNAi);
•
an increase of $0.3 million in external expenses related to our AATD program, WVE-006 (RNA editing);
•
an increase of $1.1 million in external expenses related to our DMD program, including WVE-N531 (splicing);
•
a decrease of $1.1 million in external expenses related to our HD program, including WVE-003 (silencing); and
•
an increase of approximately $4.2 million in other research and development expenses, including PNPLA3, additional preclinical programs, PRISM, and internal and external research and development expenses that are not allocated on a program-by-program basis or are related to other discovery and development programs, and the identification of potential drug discovery candidates. This is mainly due to increases in compensation-related expenses, partially offset by decreases in other external research and development expenses.

General and Administrative Expenses

General and administrative expenses were $22.1 million for the three months ended March 31, 2026, as compared to approximately $18.4 million for the three months ended March 31, 2025. The increase of approximately $3.7 million was primarily driven by increases in compensation-related expenses.

Other Income, Net

Other income, net for the three months ended March 31, 2026 and 2025 was $5.2 million and $2.9 million, respectively, and consisted primarily of interest income on cash and cash equivalents.

Income Tax Benefit

During the three months ended March 31, 2026 and 2025, we recorded no income tax benefit or provision. We maintained a full valuation allowance for the three months ended March 31, 2026 and 2025 in all jurisdictions due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net operating losses. To date, we have primarily funded our operations through public and other registered offerings of our ordinary shares and other securities, collaborations with third parties and private placements of debt and equity securities. Through March 31, 2026, we have received an aggregate of approximately $2,086.7 million in net proceeds from these transactions, consisting of approximately $1,450.5 million in net proceeds from public and other registered offerings of our ordinary shares and other securities, $546.9 million from our collaborations and $89.3 million in net proceeds from private placements of our debt and equity securities.

As of March 31, 2026, we had cash and cash equivalents totaling $544.6 million, restricted cash of $3.8 million and an accumulated deficit of $1,352.3 million.

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

Our operating lease commitments as of March 31, 2026 total approximately $17.1 million, of which approximately $7.2 million is related to payments in 2026 and approximately $9.9 million is related to payments beyond 2026.

On November 12, 2024, we filed a shelf registration statement on Form S-3ASR with the SEC for which we registered for sale an indeterminate amount of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the “2024 WKSI Shelf”. Our 2024 WKSI Shelf includes a prospectus covering up to an aggregate of $250.0 million in ordinary shares that we are able to issue and sell from time to time, through Jefferies LLC acting as our sales agent, pursuant to the Open Market Sale Agreement, dated May 10, 2019, as amended by Amendment No. 1, dated as of March 2, 2020, Amendment No. 2, dated as of March 3, 2022, and Amendment No. 3, dated November 12, 2024, for our “at-the-market” equity program. For the three months ended March 31, 2026, we received no proceeds from sales of ordinary shares under our “at-the-market" equity program.

Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our cash flow activity:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(59,553)	$(63,039)
Net cash used in investing activities	(438)	(165)
Net cash provided by financing activities	2,527	4,155
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(4)	58
Net decrease in cash, cash equivalents, and restricted cash	$(57,468)	$(58,991)

Operating Activities

During the three months ended March 31, 2026, operating activities used $59.6 million of cash, due to our net loss of $26.1 million and by changes in operating assets and liabilities of $44.8 million, offset by non-cash charges of $11.4 million. The largest changes in operating assets and liabilities were the $28.2 million decrease in deferred revenue and the $13.5 million decrease in accrued expenses and other current liabilities.

During the three months ended March 31, 2025, operating activities used $63.0 million of cash, due to our net loss of $46.9 million and changes in operating assets and liabilities of $23.3 million, offset by non-cash charges of $7.1 million. The largest changes in operating assets and liabilities were the $13.3 million decrease in accrued expenses and other current liabilities and the $9.2 million decrease in deferred revenue.

Investing Activities

During the three months ended March 31, 2026 and 2025, investing activities used $0.4 million and $0.2 million, respectively, of cash, related to purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2026, net cash provided by financing activities was $2.5 million, which was primarily due to $1.9 million in proceeds from the exercise of share options.

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
•
respond to the impacts of local and global health epidemics, geopolitical conflicts, global economic uncertainty, rising inflation, tariffs, rising interest rates or market disruptions on our business; and
•
establish and build capabilities to market, distribute and sell our product candidates.

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

Foreign Currency Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial conditions, our results of operations or our cash flows. For the three months ended March 31, 2026 and 2025, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption “Risk Factors” that appear in Item 1A of our 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds

Recent Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, certain of our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors entered into contracts, instructions or written plans (each, a “Rule 10b5-1 Trading Plan” and collectively, the “Rule 10b5-1 Trading Plans”) for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We describe the material terms of these Rule 10b5-1 Trading Plans below.

On March 6, 2026, Mark Corrigan, M.D., a member of our board of directors, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 31,500 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Dr. Corrigan’s Rule 10b5-1 Trading Plan is active until September 12, 2026, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

On March 6, 2026, Adrian Rawcliffe, a member of our board of directors, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 33,700 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Mr. Rawcliffe’s Rule 10b5-1 Trading Plan is active until February 26, 2027, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

On March 11, 2026, Gregory Verdine, Ph.D., a member of our board of directors, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 30,000 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Dr. Verdine’s Rule 10b5-1 Trading Plan is active until December 31, 2026, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

On March 6, 2026, Heidi Wagner, a member of our board of directors, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 28,000 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Ms. Wagner’s Rule 10b5-1 Trading Plan is active until March 5, 2027, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

Except as disclosed above, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended March 31, 2026.

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

WAVE LIFE SCIENCES LTD.

Date: April 28, 2026	By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2026	By:	/s/ Kyle Moran, CFA
Kyle Moran, CFA
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)