Form 10-K/A
period 2025-12-31
Wave Life Sciences Ltd.
filed 2026-04-30
CIK 1631574

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

The number of outstanding ordinary shares of the registrant as of April 7, 2026 was 192,353,438.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Wave Life Sciences Ltd. (the “Company,” “we,” “our,” “us” or “Wave”) for the fiscal year ended December 31, 2025, as originally filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026 (the “Original 10-K”). The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was intentionally omitted from Part III of the Original 10-K. In addition, this Amendment amends Item 15 of Part IV of the Original 10-K to update the exhibit list and to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this Amendment, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ. These risks, uncertainties and other factors include, among other things, our critical accounting policies; the ability of our preclinical studies to produce data sufficient to support the filing of global clinical trial applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results and timing of our programs, which may not support further development of our product

i

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

WAVE LIFE SCIENCES LTD.

FORM 10-K/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

Pursuant to our Constitution, there is no maximum number of directors that may hold office at any time. Our Board of Directors (our “Board”) currently consists of nine members and each of our directors is elected annually. Our Constitution requires that each of our directors retire at each annual general meeting of our shareholders, and each retiring director is then eligible for re-election. Pursuant to the Companies Act 1967 of Singapore and our Constitution, our Board must have at least one director who is ordinarily resident in Singapore. Aik Na Tan is currently our Singapore resident director.

Set forth below are the names of our directors, their ages as of April 7, 2026, their offices in our Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which they hold or have held directorships during the past five years. In addition, information about the specific experience, qualifications, attributes or skills that led to our Board’s conclusion at the time of filing of this Amendment that each person listed below should serve as a director, is set forth below:

Name	Age	Position/Title
Paul B. Bolno, M.D., MBA	52	President, Chief Executive Officer and Director
Christian Henry	58	Chair of the Board
Mark H. N. Corrigan, M.D.	68	Director
Peter Kolchinsky, Ph.D.	49	Director
Adrian Rawcliffe	54	Director
Ken Takanashi	61	Director
Aik Na Tan	55	Director
Gregory L. Verdine, Ph.D.	66	Director
Heidi L. Wagner, J.D.	61	Director

Paul B. Bolno, M.D., MBA has served as our President and Chief Executive Officer since December 2013 and as a director since April 2014. Since May 2020, Dr. Bolno has served as Chairman of the Scientific Advisory Group for the Nucleic Acid Therapy Accelerator (NATA) in the United Kingdom. Since December 2024, Dr. Bolno has served as Chairman of the Board of Directors to ExpressionEdits, a privately-held biotechnology company, and since September 2025, has served as a director of Invivyd, Inc., a publicly-traded biopharmaceutical company. From June 2020 through March 2024, Dr. Bolno served on the board of directors of SQZ Biotechnologies, a publicly-traded life sciences company that was acquired by STEMCELL Technologies Canada Acquisitions, Inc. in March 2024. Prior to joining us, he served at GlaxoSmithKline plc from 2009 to 2013 in various roles, including Vice President, Worldwide Business Development—Head of Asia BD and Investments, Head of Global Neuroscience BD, a director of Glaxo Welcome Manufacturing, Pte. Ltd. in Singapore and Vice President, Business Development for the Oncology Business Unit, where he helped establish GlaxoSmithKline’s global oncology business and served as a member of the Oncology Executive Team, Oncology Commercial Board and Cancer Research Executive Team. Prior to GlaxoSmithKline, he served as director of Research at Two River LLC, a health care private equity firm from 2004 to 2009. Dr. Bolno earned a medical degree from MCP-Hahnemann School of Medicine and an M.B.A. from Drexel University. He was a general surgery resident and cardiothoracic surgery postdoctoral research fellow at Drexel University College of Medicine. We believe that Dr. Bolno’s experience serving as our President and Chief Executive Officer since 2013, his medical degree and clinical training in cardiothoracic surgery, his business degree and experience evaluating life sciences companies in healthcare private equity, and his extensive business development and operating experience working in various roles at one of the world’s largest global healthcare companies qualify him to serve on our Board.

Christian Henry has served as a director since November 2016, and as Chair of our Board since October 2017. Mr. Henry currently serves as the President and Chief Executive Officer of Pacific Biosciences, a publicly traded life sciences company, a position he has held since September 2020, and has also served on its board of directors since 2018. Mr. Henry has served on the board of directors of Ginkgo Bioworks, a publicly-traded synthetic biology company, since 2016, and previously served on the board of directors of CM Life Sciences III Inc., a publicly-traded special purpose acquisition company, from April 2021 through December 2021. Mr. Henry served as Executive Vice President & Chief Commercial Officer of Illumina, Inc. from 2015 through January 2017, and previously served as Senior Vice President & Chief Commercial Officer from 2014 to 2015, Senior Vice President & General Manager Genomic Solutions from 2012 to 2014, Senior Vice President, Chief Financial Officer & General Manager Life Sciences from 2010 to 2012, Senior Vice President, Corporate Development & Chief Financial Officer from 2009 to 2010, Senior Vice President & Chief Financial Officer from 2007 to 2009, and Vice President & Chief Financial Officer from 2005 to 2006. Prior to joining Illumina, Inc., Mr. Henry served as the Chief Financial Officer of Tickets.com, Inc. from 2003 to 2005. From 1999 to 2003, Mr. Henry served as Vice President,

Finance & Corporate Controller of Affymetrix, Inc. (acquired by Thermo Fisher Scientific in 2016). In 1997, Mr. Henry joined Nektar Therapeutics (formerly Inhale Therapeutic Systems, Inc.), as Corporate Controller, and later as its Chief Accounting Officer from 1997 to 1999. In 1996, Mr. Henry served as General Accounting Manager of Sugen, Inc. Mr. Henry began his career in 1992 at Ernst & Young LLP, where he was a Senior Accountant through 1996. Mr. Henry earned his B.A. in biochemistry and cell biology from the University of California, San Diego, and his M.B.A., with a concentration in finance, from the University of California, Irvine. We believe he is qualified to serve on our Board and as our Chair because of his proven strengths in corporate strategy, finance and operations, along with his extensive experience leading various functions at one of the largest and most innovative genetic healthcare companies, and his experience as a board member, board committee member and chief executive officer of publicly-traded life sciences companies.

Mark H. N. Corrigan, M.D. has served as a director since September 2019. Dr. Corrigan currently serves on the board of directors of AstronauTx LLC, a privately-held company. Dr. Corrigan also serves as a Strategic Advisor to Ceretype Neuromedicine. Dr. Corrigan served as a member of the board of directors of Silver Creek Pharmaceuticals, Inc., a privately held company, from November 2024 to May 2025 and of Nabriva Therapeutics plc, a publicly traded commercial-stage biopharmaceutical company, from June 2021 to December 2023, and previously served on Nabriva's board of directors from June 2017 to May 2020. Dr. Corrigan also served as chairman of the board of directors of Elios Therapeutics, LLC, a privately-held development-stage immuno-oncology company. Dr. Corrigan served as the Chief Executive Officer of Correvio Pharma Corp. (“Correvio”), from March 2019 to May 2020. Prior to joining Correvio, Dr. Corrigan was President of Research and Development at Tremeau Pharmaceuticals (of which he is also a co-founder) from 2016 to March 2019. Dr. Corrigan served as President and Chief Executive Officer of Zalicus, Inc. (formerly CombinatoRx) from 2010 to 2014. Prior to that time, from 2003 to 2009, Dr. Corrigan held the role of Executive Vice President, Research and Development at Sepracor Inc. From 2000 to 2003, Dr. Corrigan served as Group Vice President, Clinical Research & Experimental Medicine at Pharmacia Corporation. Prior to this, Dr. Corrigan held various roles at The Upjohn Company, The University of North Carolina, and the National Institute of Mental Health Center for Psychoneuroendocrinology in Adults and Children at Dorthea Dix Hospital. Dr. Corrigan previously served as a member of the board of directors of Avanir Pharmaceuticals, Inc., CoLucid Pharmaceuticals, Inc., Correvio Pharma Corp., and Cubist Pharmaceuticals, Inc. Dr. Corrigan holds an M.D. from the University of Virginia and received specialty training in psychiatry at Maine Medical Center and Cornell University. He received a Bachelor of Arts in Psychology from the University of Virginia. We believe he is qualified to serve on our Board because of his extensive experience working with clinical-stage, publicly-traded biopharmaceutical companies as a board member, board committee member and chief executive officer, his medical degree and clinical training in psychiatry, and his clinical and regulatory expertise.

Peter Kolchinsky, Ph.D. has served as a director since January 2015. Dr. Kolchinsky is a founder and Managing Partner of RA Capital, a multi-stage investment manager which is dedicated to evidence-based investing in healthcare and life science companies that are developing drugs, medical devices, diagnostics, services and research tools, where he has worked since 2001. RA Capital is the investment manager of RA Capital Healthcare Fund, L.P. Dr. Kolchinsky has served as a member of the board of directors of ARS Pharmaceuticals Inc., a publicly-traded biopharmaceutical company, since August 2021, in addition to serving as a member of the board of directors of a number of privately-held companies. He is the founder and currently serves on the advisory board of the non-profit organization No Patient Left Behind. Dr. Kolchinsky previously served as a member of the board of directors of Forma Therapeutics Holdings, Inc., from December 2019 through October 2022, Dicerna Pharmaceuticals, Inc., from July 2013 to December 2019, Icosavax, Inc. from July 2021 to December 2023, Research Alliance Corporation I from April 2020 to June 2021, Research Alliance Corporation II from July 2020 to December 2022, and Synthorx, Inc., from May 2018 to January 2020, all of which were publicly-traded biopharmaceutical companies. Dr. Kolchinsky also leads RA Capital’s engagement and publishing efforts, which aim to make a positive social impact and spark collaboration among healthcare stakeholders, including patients, physicians, researchers, policymakers, and industry. He served on the Board of Global Science and Technology for the National Academy of Sciences from 2009 to 2012, is the author of “The Great American Drug Deal” and “The Entrepreneur’s Guide to a Biotech Startup”, and frequently writes and speaks on the future of biotechnology innovation. Dr. Kolchinsky earned his Ph.D. in virology from Harvard University and earned his bachelor’s degree in Biology from Cornell University. We believe he is qualified to serve on our Board because of his scientific acumen, his strong reputation as a thought leader in the life sciences industry, his extensive experience investing in and forming, building and growing life sciences companies and mentoring their management teams, as well as his experience as an institutional investor and his experience serving as a board member, board committee member, and board observer of various publicly-traded and privately-held healthcare and life science companies.

Adrian Rawcliffe has served as a director since February 2017. Since January 2026, Mr. Rawcliffe has served as CEO-Partner and Chief Executive Officer of Etiome Inc., a privately-held biotechnology company. From September 2019 to November 2025, Mr. Rawcliffe served as the Chief Executive Officer and on the board of directors of Adaptimmune Therapeutics plc. (“Adaptimmune”), a clinical-stage biopharmaceutical company traded on The Nasdaq Global Select Market until November 2025. Mr. Rawcliffe also served on the board of directors of Adaptimmune Ltd., a privately-held company and subsidiary of Adaptimmune from 2016 to November 2025. From 2015 to September 2019, he served as Adaptimmune’s Chief Financial Officer. Prior to joining Adaptimmune, Mr. Rawcliffe served in various roles at GlaxoSmithKline plc, including Senior Vice President Finance, North America Pharmaceuticals and Global Franchises from 2011 to 2015; Senior Vice President, Worldwide Business Development and R&D

Finance from 2006 to 2011; Vice President, Worldwide Business Development Transactions and Ventures from 2003 to 2005; and Vice President, Deal Structuring from 2001 to 2003. From 2005 to 2006, Mr. Rawcliffe served as the President and Managing Partner of SR One Ltd. Mr. Rawcliffe began his career as a supervisor at Coopers & Lybrand (now PricewaterhouseCoopers) from 1993 to 1997. Mr. Rawcliffe received his B.Sc. in Natural Sciences from the University of Durham, England. Mr. Rawcliffe also received Chartered Accountancy training through The Institute of Chartered Accountants in England and Wales (ICAEW). We believe he is qualified to serve on our Board because of his global operating and business leadership experience working in the biopharmaceutical industry, his experience as a board member, board committee member, chief financial officer and chief executive officer of publicly-traded biotechnology companies, and his extensive operating and corporate development experience working in various roles at one of the world’s largest global healthcare companies.

Ken Takanashi has served as a director since July 2012. Since 2002, Mr. Takanashi has served in various executive management and director roles at Shin Nippon Biomedical Laboratories Ltd. (“SNBL”) and its affiliates and currently serves as its Vice Chairman. Mr. Takanashi was the Chief Financial Officer of SNBL USA, Ltd., a subsidiary of SNBL, from 2012 to 2014. Since 2016, Mr. Takanashi has also served on the board of directors of Satsuma Pharmaceuticals, Inc., a biopharmaceutical company that was previously publicly-traded and became a privately-held company and wholly-owned subsidiary of SNBL on June 8, 2023. Since 2020, Mr. Takanashi has served as a member of the board of directors of TMS Co., Ltd., a biopharmaceutical company listed on the Tokyo Stock Exchange, in addition to serving as a member of the board of directors of a number of privately-held companies. Mr. Takanashi earned an M.B.A. from the University of Warwick and received his bachelor’s degree from the University of Tokyo and is a Chartered Public Accountant. We believe he is qualified to serve on our Board because of his extensive experience leading global research and development organizations in the biopharmaceutical industry, his experience forming, building and taking life sciences companies public, his experience serving as a board member and board committee member of various publicly-traded life sciences companies, his long-standing history with Wave, his close familiarity with our Japanese operations, and his business, financial and accounting credentials.

Aik Na Tan has served as a director since August 2020. Ms. Tan currently serves as Senior Vice-President (Administration) at Nanyang Technological University, Singapore ("NTU"), a position she has held since January 2020. From when she joined NTU in August 2016 to December 2017, she served as NTU’s Chief Financial Officer. She also served as NTU’s Chief Administrative Officer from April 2017 to December 2017 and as NTU’s Vice-President (Administration) from January 2018 to December 2019. Prior to joining NTU, Ms. Tan served as Global Finance Transformation Leader & Managing Director of the Chemours Company Singapore Pte Ltd, a spin-off from DuPont, from 2015 to 2016. From 1994 to 2015, Ms. Tan held numerous global and regional leadership roles at DuPont in accounting, corporate treasury, six sigma, financial systems, supply chain, operations, financial and strategic planning, including various positions at DuPont Company (Singapore) Pte Ltd, most recently serving as the Chief Financial Officer of DuPont Titanium Technologies from November 2011 to February 2015. Ms. Tan began her professional career as a tax assistant at Price Waterhouse. Ms. Tan holds a Bachelor of Accountancy degree from the Nanyang Technological University, Singapore, and is a member of the Institute of Singapore Chartered Accountants. We believe she is qualified to serve on our Board because of her extensive experience as a chief financial officer and chief administrative officer, her broad operations experience working in Singapore corporations, her experience working on boards of directors and committees thereof, as well as her business, financial and accounting credentials.

Gregory L. Verdine, Ph.D. is one of our founders and has served as a director since July 2013. He was our President, Chief Executive Officer and Chief Scientific Officer from our inception through December 2013 and served as Chairman of our Board from July 2013 through September 2017. Since 1989, Dr. Verdine has served as the Erving Professor of Chemistry in the Department of Stem Cell and Regenerative Biology and the Department of Chemistry and Chemical Biology at Harvard University and Harvard Medical School; he is now Erving Professor of Chemistry, Emeritus. Dr. Verdine co-founded the non-profit Gloucester Marine Genomics Institute and Gloucester Biotechnology Academy in 2013 and served as the Founding President until 2016. He is the co-founder of Parabilis Medicines (formerly Fog Pharmaceuticals Inc.), a privately-held company, and served as President and Chief Executive Officer of the company from October 2015 to June 2023 and Vice Chairman of the Board of Directors from June 2023 to June 2024. Dr. Verdine serves as President and Chief Executive Officer and serves on the board of directors of LifeMine Therapeutics Inc., DoveTree Medicines LLC, and DoveTree Unus, Inc., privately-held companies. Since August 2024, Dr. Verdine has served as Executive Chair at Biggie Bio, LLC and as sole Director of wholly-owned subsidiary VidaVinci, Inc., both privately held companies. Since 2025, Dr. Verdine has served as the Executive Chair at RococoBio, LLC, and since 2024, as a board member of Stipple Bio, Inc. Dr. Verdine is a co-owner of Lola Advisors and serves as Managing General Partner of LoLa Capital Partners, a new modality venture capital fund, and also serves as a consultant at Yael Capital Management Ltd., as well as XtalPi, a publicly-traded company on the Hong Kong Stock Exchange. He is also the founder of Warp Drive Bio (merged into Revolution Medicines, Inc. (Nasdaq: RVMD)) and served in various roles, from Chief Scientific Officer to Chief Executive Officer, from the company’s inception in 2012 until April 2016. Dr. Verdine founded Enanta Pharmaceuticals and served as a member of its board of directors from 1990 through its initial public offering in 2013. He has served as a Venture Partner at WuXi Healthcare Ventures, AppleTree Ventures, TPG Biotech and Third Rock Ventures, and he is currently a Venture Partner at Andreessen Horowitz. He has served on the Board of Scientific Counselors of the National Cancer Institute, and on the Board of Scientific Consultants of the Memorial Sloan Kettering Cancer

Center, and was a Senior Advisor to SNBL, Hofmann La Roche, Pfizer and Merck. Dr. Verdine is also a co-founder of Eleven Biotherapeutics, Tokai Therapeutics, Aileron Therapeutics, and Gloucester Pharmaceuticals (acquired by Celgene in 2010). He has also served as a director of the Chemical Biology Initiative and the Program in Cancer Chemical Biology at the Dana-Farber Cancer Institute. Dr. Verdine received his Ph.D. in Chemistry from Columbia University and completed postdoctoral work in Molecular Biology at the Massachusetts Institute of Technology and Harvard Medical School. We believe he is qualified to serve on our Board because of his expertise and deep knowledge of our technology as one of our co-founders and a co-inventor of our stereoprogrammable backbone chemistry, his expertise in new modality therapeutics, his expertise in the field of oligonucleotide therapeutics, and his long track record of founding, advising and leading multiple successful biopharmaceutical companies.

Heidi L. Wagner, J.D. has served as a director since September 2019. Ms. Wagner previously served as Global Head of Government Affairs at ElevateBio, LLC, a privately-held biopharmaceutical company, from March 2023 through October 2025. Ms. Wagner served as Senior Vice President, Government Affairs and Policy at Global Blood Therapeutics, Inc., from 2018 through January 2021. Prior to joining Global Blood Therapeutics, Ms. Wagner served as Senior Vice President, Global Governmental Affairs and a member of the Executive Committee at Alexion Pharmaceuticals, Inc. from 2012 to 2018, and as Vice President, Global Government Affairs from 2009 to 2012. Ms. Wagner held the role of Senior Director of Government Affairs at Genentech, Inc. from 2000 to 2009, and as Director, Government Affairs from 1998 to 1999. Prior to that time, she served as Health Policy Director and Consultant at Healthcare Leadership Council, and in various roles at Epstein Becker & Green and Groom & Nordberg, and the U.S. House of Representatives. Ms. Wagner currently serves a board member of the non-profit organization No Patient Left Behind, in addition to serving as a member of the board of directors of the Lieber Institute for Brain Development, and as a member of the board of directors and as a Trustee for the University of Colorado Foundation. From 2015 to 2018, she also served as a member of the board of directors of the European Confederation of Pharmaceutical Entrepreneurs. Ms. Wagner earned a J.D. from George Mason University School of Law and received a Bachelor of Science in Journalism and Mass Communication from the University of Colorado. We believe she is qualified to serve on our Board because of her enterprise leadership experience and her extensive experience as a government affairs executive driving strategy for government policy, pricing, reimbursement and patient access for various biopharmaceutical companies, including leading the pricing and reimbursement strategy, and implementing the global compliance programs for leading rare disease biopharmaceutical organizations.

Committees of the Board of Directors and Meetings

Meeting Attendance. During the fiscal year ended December 31, 2025, our Board held four meetings, and the various committees of the Board met a total of 15 times. No director attended fewer than 75% of the total number of meetings of the Board and of committees of the Board on which such director served during 2025. The Board has adopted a policy under which our directors make reasonable efforts to attend our annual general meetings of shareholders. As a Singapore company, we are required to prepare annual Singapore statutory audited financial statements (our “second annual audit”) and to deliver them to our shareholders in connection with our annual general meetings of shareholders. Our second annual audit can only be conducted following our first annual audit, which requires our preparation and filing of annual U.S. generally accepted accounting principles (GAAP) audited consolidated financial statements with the SEC. As a result, these multiple audits do not allow us to schedule our quarterly board meetings at the same time as our annual general meetings of shareholders and we typically hold our annual general meetings during the summertime.

Audit Committee. Our Audit Committee held six meetings during the fiscal year ended December 31, 2025. Our Audit Committee currently has four members: Mr. Rawcliffe (Chair), Dr. Corrigan, Mr. Henry, and Ms. Tan. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the responsibility to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee’s enumerated role and responsibilities include the review of annual financial statements and oversight of data privacy and cybersecurity matters, consideration of matters relating to accounting policy and internal controls, and review of the scope of annual audits.

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

Compensation Committee. Our Compensation Committee met four times during the fiscal year ended December 31, 2025. The Compensation Committee currently has three members: Mr. Henry (Chair), Mr. Rawcliffe, and Ms. Wagner. Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and include reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our 2021 Equity Incentive Plan, as amended on August 6, 2024, our 2014 Equity Incentive

Plan, as amended, and our 2019 Employee Share Purchase Plan, as amended. The Compensation Committee is responsible for determining the compensation of our executive officers.

Each member of the Compensation Committee qualifies as independent under the definition promulgated by The Nasdaq Stock Market.

The Compensation Committee’s written charter is publicly available on our website at www.wavelifesciences.com.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee met two times during the fiscal year ended December 31, 2025. The Nominating and Corporate Governance Committee currently has three members: Ms. Wagner (Chair), Mr. Takanashi and Dr. Corrigan. The Nominating and Corporate Governance Committee’s role and responsibilities are set forth in the Nominating and Corporate Governance Committee’s written charter and include evaluating and making recommendations to the full Board as to the size and composition of the Board and its committees, evaluating and making recommendations as to potential candidates, and evaluating current Board members’ performance, and overseeing our practices related to human capital management.

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

Research and Development Committee. Our Research and Development Committee met three times during the fiscal year ended December 31, 2025. The Research and Development Committee currently has three members: Drs. Corrigan (Chair), Kolchinsky and Verdine. Our Research and Development Committee’s role and responsibilities are set forth in the Research and Development

Committee’s written charter and generally include assisting us in evaluating research, development and technology (“R&D”) issues and decisions; reviewing and providing feedback to our R&D management on our current and planned R&D programs and initiatives; serving as a sounding board for our R&D organization on research and development matters; and identifying and discussing with the Board significant emerging scientific and clinical issues and trends.

Procedures by which Shareholders may Nominate Directors

The Nominating and Corporate Governance Committee shall review and evaluate information available to it regarding candidates proposed by shareholders and shall apply the same criteria, and shall follow substantially the same process in considering them, as it does in considering other candidates. The factors generally considered by the Nominating and Corporate Governance Committee are set out in our Corporate Governance Guidelines, which are publicly available on our website at http://ir.wavelifesciences.com/ under the heading “Corporate Governance.” If a shareholder wishes to nominate a candidate to be considered by the Nominating and Corporate Governance Committee for election as a director at our 2027 Annual General Meeting of Shareholders, it must give timely notice of the nomination in writing to our General Counsel not less than 45 days prior to the date that is one year following the date on which we first mail our proxy statement relating to our 2026 Annual General Meeting of Shareholders (the “2026 AGM”). All shareholder proposals should be marked for the attention of General Counsel, Wave Life Sciences Ltd., 733 Concord Avenue, Cambridge, MA 02138.

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

Our Board delegates to the Audit Committee oversight of certain aspects of our risk management process. Specifically, the Audit Committee receives regular reports from members of senior management on areas of material risk to us, including operational, financial, legal, regulatory, strategic and reputational risks, and risks related to information technology, data privacy and cyber security. Our Compensation Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks arising from our executive compensation policies, practices and goal setting, including whether such policies balance risk and reward appropriately, align with shareholder interests, and are consistent with best practices. Our Nominating and Corporate Governance Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks associated with Board organization, membership and structure, succession planning for our directors and executive officers, corporate governance and human capital practices.

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

Executive Officers

Set forth below is information as of April 7, 2026 regarding our executive officers who are not also directors. We have employment agreements with our executive officers and all of our executive officers are at-will employees.

Name	Age	Title
Christopher Francis, Ph.D.	48	Senior Vice President, Corporate Development, Head of Emerging Areas
Erik Ingelsson, M.D., Ph.D.	51	Chief Scientific Officer
Kyle Moran, CFA	55	Chief Financial Officer
Chandra Vargeese, Ph.D.	64	Chief Technology Officer, Head of Platform Discovery Sciences
Chris Wright, M.D., Ph.D.	60	Chief Medical Officer

Christopher Francis, Ph.D. has served as our Senior Vice President, Corporate Development, Head of Emerging Areas since May 2017. During the period January 2017 to May 2017, Dr. Francis served as our Senior Vice President, Corporate Development & Portfolio Management. Prior to that, Dr. Francis served as our Vice President, Head of Business Development since April 2014. Prior to joining us, Dr. Francis held senior operational, strategic and business development roles within GlaxoSmithKline Oncology from 2009 to 2014 and was a member of the team that established GlaxoraSmithKline’s Rare Disease Unit. Before GlaxoSmithKline, Dr. Francis was a health care private equity associate at Two River LLC from 2008 to 2009. Dr. Francis has served as a Member of the Investment Review Committee for WEHI Ventures in Australia since 2023. He began his career in pharmaceutical pricing and reimbursement consulting at IMS Health. Dr. Francis earned undergraduate and graduate degrees in Biochemistry and Molecular Biology from the University of Melbourne and was a doctoral research associate at the University of Cambridge.

Erik Ingelsson, M.D., Ph.D. has served as our Chief Scientific Officer since May 2024. Prior to joining us, Dr. Ingelsson served as Senior Vice President, Head of Target Discovery; Senior Vice President of Genomic Sciences; and Senior Vice President of Human Genetics and Computational Biology at GSK during the period of January 2020 to May 2024. While at GSK, he led teams focused on a large-scale, industrialized approach to target discovery and validation across GSK’s therapy areas, including respiratory, immunology and inflammation; oncology; and infectious diseases. In his roles, he brought together human genetics, computational biology, functional genomics, chemical biology, structural biology, and protein and cellular sciences to drive drug discovery and development. Prior to joining GSK, Dr. Ingelsson was Professor of Medicine at Stanford University from 2016 to 2019, where his lab used human genetics and functional genomics to discover novel biology and drug targets related to insulin resistance and related conditions, such as obesity, MASH, and cardiovascular disease. His work combined large-scale human genomics studies with in-depth preclinical validation work and an emphasis on cardiometabolic diseases. Dr. Ingelsson previously served as Professor of Molecular Epidemiology at Uppsala University, Sweden from 2013 to 2016, and as Professor of Cardiovascular Epidemiology from 2010 to 2012, and as Associate Professor of Epidemiology from 2008 to 2010 at Karolinska Institute, Sweden. Over his career, Dr. Ingelsson has served as scientific advisor and board member for multiple public and private companies. Dr. Ingelsson earned his M.D. and Ph.D. at Uppsala University, Sweden. He completed postdoctoral research at the Framingham Heart Study in Boston, Massachusetts, and held residency and fellowship in Family Medicine at Gävle and Uppsala, Sweden, after which he was a practicing clinician for over 10 years.

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

Chris Wright, M.D, Ph.D. has served as our Chief Medical Officer since May 2025. Before joining us, Dr. Wright served as Chief Medical Officer of gene therapy companies Ring Therapeutics, Inc. from February 2023 to May 2025 and AavantiBio, Inc. from May 2021 through its acquisition by Solid Biosciences Inc. in December 2022. From April 2019 to March 2021, Dr. Wright served as Senior Vice President, Chief Medical Officer of Cyclerion Therapeutics, Inc. (“Cyclerion”), a publicly-traded spin-off from Ironwood Pharmaceuticals, Inc. (“Ironwood”), where he led global development functions across therapeutic areas. From March 2017 to April 2019, Dr. Wright served as Senior Vice President, Chief Development Officer of Ironwood. Prior to that, Dr. Wright served as Senior Vice President, Chief Medical Officer of Axcella Health Inc. and Senior Vice President of Global Medicines Development and Affairs at Vertex Pharmaceuticals Incorporated, where he led global development functions across therapeutic areas. Dr. Wright has served on the board of directors of Alkermes plc, a global biopharmaceutical company, since May 2022. Dr. Wright was previously an Associate Professor of Neurology at Harvard Medical School and was a practicing neurologist at Brigham and Women’s Hospital for 20 years. He previously served as a Scientific Advisor for Cyclerion. Dr. Wright earned his A.B. in Biochemical Sciences from Harvard University, his M.D. in Medicine and Neuroscience from Harvard Medical School, his Ph.D. in Neuroanatomy from Vrije Universiteit in the Netherlands, and his MMSc. in Clinical Investigation from Harvard Medical School.

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

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

In the paragraphs that follow, we have provided an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making those decisions. Following this section, you will find a series of tables containing specific information about the compensation earned or paid in the fiscal year ended December 31, 2025 to the following executive officers, who we will refer to throughout as our “named executive officers” or “NEOs”:

Name	Principal Position
Paul B. Bolno, M.D., MBA	President and Chief Executive Officer
Christopher Francis, Ph.D.	Senior Vice President, Corporate Development, Head of Emerging Areas
Kyle Moran, CFA	Chief Financial Officer
Chandra Vargeese, Ph.D.	Chief Technology Officer, Head of Platform Discovery Sciences

At our 2025 Annual General Meeting (“2025 AGM”), our shareholders approved, on an advisory basis, the compensation of the NEOs, as disclosed in the proxy statement for that meeting, pursuant to the compensation disclosure rules of the SEC. The proposal was supported by over 99% of the total votes cast. Our Compensation Committee reviewed the advisory vote results and, based on the strong level of support, determined that no significant changes to our executive compensation program were necessary at that time. Our Compensation Committee will continue to monitor and evaluate our executive compensation program going forward in light of our shareholders’ views and our transforming business needs. Our Compensation Committee expects to continue to consider the outcome of our say-on-pay votes and our shareholders’ views when making future compensation decisions for the NEOs.

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

2025 Business Highlights

In 2025, we delivered on multiple key milestones across our pipeline, platform and our business, elucidating the potential of our best-in-class platform to advance transformative medicines. Highlights of our accomplishments and milestones that informed the annual performance-based cash incentive component of our executive compensation program are described below.

• Obesity -- Executed our WVE-007 development strategy on time and on budget by achieving first person dosed in our Phase 1 clinical trial for obesity (INLIGHT); fully enrolling INLIGHT study putting us on track to deliver periodic data updates beginning in 2025; advancing INLIGHT to deliver safety and Activin E data for presentation at Research Day; receiving acceptance of IND to commence INLIGHT in the U.S. in additional to other jurisdictions; accelerating INLIGHT to enable substantial positive interim readout in December 2025 thereby catalyzing Wave’s largest financing to date, which enabled acceleration of development for WVE-007 and extended runway.

• Alpha-1 antitrypsin deficiency -- Executed our WVE-006 development strategy on time and on budget by executing on the RestorAATion-2 clinical trial of Pi*ZZ AATD patients; delivered data for 200mg single dose and multidose cohorts and the 400mg single dose cohort.

• Duchenne muscular dystrophy -- Executed our WVE-N531 development strategy on time and on budget by delivering positive FORWARD-53 (48-week) data that demonstrated highly consistent dystrophin expression, best-in-class muscle delivery, multiple indicators of improved muscle health, and safe and well-tolerated profile. Commenced numerous activities to support 2026 NDA filing, including Part C of FORWARD-53 clinical trial and continued regulatory interactions. FDA approved IND for Part C of FORWARD-53 clinical trial; Fast Track Designation received.

• Huntington’s disease -- Executed our WVE-003 development strategy on time and on budget by completing a potentially registrational Phase 2/3 study design, including incorporation of FDA feedback. Prepared an IND application for the Phase 2/3 study with plans to submit it in conjunction with a prospective strategic partner.

• Discovery and preclinical pipeline -- Selected new clinical candidates; prioritized PNPLA3 as the next clinical program, accelerated preclinical development of PNPLA3 for CTA filing in 2026. Shared pre-clinical data at Research Day demonstrating substantial progress in siRNA and AIMer delivery to adipose, muscle, kidney, lung, pancreas and peripheral nerve, as well as initial progress on blood-brain-barrier delivery. Leveraged our learnings from our platform and chemistry optimization to develop new bifunctional modalities which combine RNAi and RNA editing or dual RNAi silencing into a single oligonucleotide construct designed to silence multiple targets or silence one target while simultaneously editing or upregulating another distinct target.

• GSK collaboration -- Advanced our strategic collaboration with GSK by advancing multiple programs and earning milestones in connection therewith. Achieved proof of mechanism milestone for WVE-006. Advanced GSK collaboration programs to program initiation stage for certain programs; completed target validation stage for other programs; initiated new target validation programs for additional programs; and completed critical technology transfer for certain candidate programs.

• Publications -- Executed on publication strategy by publishing new manuscripts, submitting additional new manuscripts and providing oral presentations during 2025.

• Resourced for sustainability -- Conducted largest equity financing in Wave’s history by raising gross proceeds of approximately $402.5 million in our December 2025 marketed underwritten public offering, which was catalyzed by our delivery of positive interim data from our INLIGHT trial, thereby extending our cash runway into the third quarter of 2028.

• Human capital -- Implemented a talent and organization strategy designed to drive our distinctive culture and support our next potential evolutions while adding key, critical, high-caliber talent and maintaining low regrettable attrition.

• Fiscal responsibility -- We ended 2025 with $602.1 million in cash and cash equivalents. During 2025, we further enhanced our internal cGMP manufacturing capabilities to increase control and visibility of our drug substance supply chain and leveraged these capabilities to nimbly and efficiently accelerate our clinical trials in a manner that enabled our achievement of the substantial milestones described above. Actively managed spend and delivered well beyond our 2025 corporate goals within our 2025 budget.

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

For 2025, Aon reviewed and advised on all principal aspects of our executive compensation program, including:

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

Peer Companies and Use of Market Data

In determining market competitiveness of executive officer compensation, our Compensation Committee, with the assistance of its independent compensation consultant, Aon, evaluates the market competitiveness of compensation for each of our executive officers in order to guide target compensation decisions for the coming year. Our Compensation Committee references a peer group of publicly traded companies in the biotechnology/biopharmaceutical industry for purposes of gathering data to compare with our existing executive compensation levels and practices and as context for future compensation decisions. Our Compensation Committee reviews and updates the compensation peer group each year, as appropriate, to include companies that the Compensation Committee believes are similar in therapeutic focus, market capitalization, number of employees, structure, financial profile and geographic proximity to the Cambridge biotech cluster, as applicable. We also recognize that it is unlikely for companies to align equally on all factors, so we consider companies that meet a majority of the criteria. Due to the nature of our business, we compete for executive talent with many companies much larger than we are. Our Compensation Committee considers peer group and other industry compensation data and the recommendations of our compensation consultant when making decisions related to executive compensation, ultimately giving consideration to the competitiveness of our compensation program, internal perceptions of equity and individual performance and role.

In October 2024, our Compensation Committee determined that our peer group for purposes of setting 2025 executive compensation would consist of the following 15 companies that were selected among publicly traded biopharmaceutical companies:

• Alector, Inc.	• Intellia Therapeutics, Inc.
• Arcturus Therapeutics Holdings, Inc.	• Ionis Pharmaceuticals, Inc.
• Arrowhead Pharmaceuticals, Inc.	• Prime Medicine, Inc.
• Avidity Biosciences, Inc.	• PTC Therapeutics, Inc.
• Beam Therapeutics, Inc.	• Stoke Therapeutics, Inc.
• Denali Therapeutics, Inc. • Dyne Therapeutics, Inc. • Editas Medicine, Inc.	• UniQure N.V. • Verve Therapeutics, Inc.

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
•
Independent compensation consultant - Our Compensation Committee engages its own compensation consultant and reviews its independence from management.
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
Provide excessive tax gross-ups.
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

The salary increases for 2025 for all of our NEOs were made to ensure better alignment with market data and in consideration of internal pay equity.

The following were the annual base salaries of our NEOs in effect for 2024 and 2025:

	2024	2025
Name	Base Salary	Base Salary	% Increase
Paul B. Bolno, M.D., MBA	$655,500	$700,000	6.7%
Christopher Francis, Ph.D.	$438,300	$451,400	3%
Kyle Moran, CFA	$497,200	$520,100	4.6%
Chandra Vargeese, Ph.D.	$487,540	$502,200	3%

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

For 2025, the target bonus opportunity for each NEO was the same as for 2024.

Our executive officers are eligible to receive annual cash incentive awards, with the target bonus opportunity for 2025 determined as a percentage of their base salary. At the end of 2024, our Board approved ambitious corporate goals and objectives that our Compensation Committee then used to design our annual cash incentive program for 2025. Under this program, the Compensation Committee determined that the corporate goals would apply uniformly to all of our executive officers. Our 2025 corporate goals that were set by our Board to determine our 2025 corporate performance, plus our additional achievements that proved to be helpful or important to our operations during 2025, are described above in “Compensation Discussion and Analysis — 2025 Business Highlights.”

Based on our Board’s assessment and consideration of the relative weighting and importance of our goals, our Board determined that we achieved 135% of our 2025 corporate goals. The Compensation Committee then determined that bonuses for 2025 performance be paid to our NEOs based on these results.

In early 2026, our Chief Executive Officer and other NEOs were awarded their incentive payouts in connection with meeting the 2025 corporate goals at 135% of their incentive target amounts with the exception of Mr. Moran and Dr. Vargeese, who received 142% of the target incentive amount. The following table sets forth the cash bonus payments for 2025 performance:

	Incentive Target Amount
Name	(as a % of Base Salary)	Actual Award
Paul B. Bolno, M.D., MBA	65%	$614,250
Christopher Francis, Ph.D.	45%	$274,226
Kyle Moran, CFA	45%	$331,759
Chandra Vargeese, Ph.D.	45%	$320,341

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

2026 Long-Term Incentive Program

In 2026, the long-term incentive component of the compensation of our NEOs remained a mix of share options and time-based restricted share units (“RSUs”) to continue combining the retention and downside risk benefits inherent in RSUs with the shareholder-value-creation benefits inherent in share options, while mitigating the potential risk that may manifest itself through using a single type of award. The share options were granted to each of our NEOs by our Compensation Committee on February 5, 2026, at an exercise price of $12.75 per share, and vest over a four year term, with 25% vesting on February 8, 2027, and the remainder vesting quarterly thereafter. The RSUs were granted to each of our NEOs by our Compensation Committee on February 5, 2026 and vest annually in equal installments of 25% over a four-year term beginning on February 8, 2027.

2025 Long-Term Incentive Program

In 2025, the long-term incentive component of the compensation of our NEOs consisted of a mix of share options and time-based RSUs. We changed the type of awards granted to a mix of two types of equity awards to combine the retention and downside risk benefits inherent in RSUs with the shareholder-value-creation benefits inherent in share options, while mitigating the potential risk that may manifest itself through using a single type of award. The share options were granted to each of our NEOs by our Compensation Committee on February 4, 2025, at an exercise price of $11.74 per share, and vest over a four year term, with 25% vesting on February 8, 2026, and the remainder vesting quarterly thereafter. The RSUs were granted to each of our NEOs by our Compensation Committee on February 4, 2025 and vest annually in equal installments of 25% over a four-year term beginning on February 8, 2026.

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

Our 2021 Equity Incentive Plan, as most recently amended on August 5, 2025 (the “2021 Plan”), allows for the grant of options, restricted share awards, RSUs, and other share or cash-based awards and dividend equivalent awards to employees, non-employee directors and consultants. Equity grants during the 2024, 2023, and 2022 fiscal years were made in the form of share options.

For the details regarding our 2025 equity awards, see the “2025 Fiscal Year Grants of Plan-Based Awards” table below.

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

401(k) Plan

We maintain a defined contribution 401(k) plan that is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). In general, all of our U.S. employees, including our NEOs, are eligible to participate in the 401(k) plan. Under the 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit, which was equal to $23,500 in 2025, and to have the amount of such reduction contributed to the 401(k) plan. In addition, employees who turn age 50 before the end of the 2025 calendar year may also defer up to an additional $7,500. Beginning in 2025, employees who turn ages 60 to 63 during the year are eligible for an increased 401(k) catch‑up contribution limit of up to $11,250. We currently match 50% of an employee’s 401(k) contributions up to a maximum of 6% of the participant’s includable compensation. Matching contributions are 100% vested upon completion of one year of service with our Company. Matching contributions made to each of our NEOs are included in the “Summary Compensation Table” below. We do not provide defined benefit retirement plans, post-retirement health coverage, or any other supplemental retiree benefits for our NEOs.

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

Paul B. Bolno, M.D., MBA

In May 2020, we entered into an amended and restated employment agreement with Dr. Bolno, pursuant to which he serves as our President and Chief Executive Officer. The employment agreement amends and restates the prior employment arrangement between us and Dr. Bolno. As of January 1, 2025, Dr. Bolno’s annual base salary was $700,000 and the Compensation Committee established his annual target bonus percentage at 65% of his annual base salary, with the actual amount to be paid determined based on the achievement of annual performance milestones defined by our Board in its sole discretion. Effective January 1, 2026, the Compensation Committee approved an increase of Dr. Bolno’s annual base salary to $740,000. In February 2026, in recognition of his 2025 performance supporting the achievement of our corporate goals, as discussed above, the Compensation Committee authorized a cash bonus for Dr. Bolno of $614,250 that was equal to 135% of his 2025 target bonus. In addition, in February 2026, the Compensation Committee approved an award to Dr. Bolno of an option to purchase 1,000,000 of our ordinary shares and 165,000 RSUs under our 2021 Plan as a 2026 long-term incentive plan (“2026 LTIP”) award, with such options and RSUs vesting over a four-year period, with 25% vesting on the first anniversary of the date of grant and the remainder vesting quarterly thereafter.

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

Chris Francis, Ph.D.

In November 2022, we entered into an amended and restated employment agreement with Dr. Francis, pursuant to which he serves as our Senior Vice President, Corporate Development, Head of Emerging Areas. The employment agreement amends and restates the prior employment arrangement between us and Dr. Francis. As of January 1, 2025, Dr. Francis’s annual base salary was $451,400, and the Compensation Committee established his annual target bonus percentage at 45% of his annual base salary, with the actual amount to be paid determined based on the achievement of annual performance milestones defined by our Board in its sole discretion. Effective January 1, 2026, the Compensation Committee approved an increase of Dr. Francis’s annual base salary to $465,000. In February 2026, in recognition of his 2025 performance supporting the achievement of our corporate goals, as discussed above, the Compensation Committee authorized a cash bonus for Dr. Francis of $274,226 that was equal to 135% of his 2025 target bonus. In addition, in February 2026, the Compensation Committee approved an award to Dr. Francis of an option to purchase 232,500 of our ordinary shares and 38,750 RSUs under our 2021 Plan as a 2026 LTIP award, with such options and RSUs vesting over a four-year period, with 25% vesting on the first anniversary of the date of grant and the remainder vesting quarterly thereafter.

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

Kyle Moran, CFA

In January 2021, we entered into an amended and restated employment agreement with Mr. Moran, pursuant to which he serves as our Chief Financial Officer. The employment agreement amends and restates the prior employment arrangement between us and Mr. Moran. As of January 1, 2025, Mr. Moran’s annual base salary was $520,100, and the Compensation Committee established his annual target bonus percentage at 45% of his annual base salary, with the actual amount to be paid determined based on the achievement of annual performance milestones defined by our Board in its sole discretion. Effective January 1, 2026, the Compensation Committee approved an increase of Mr. Moran’s annual base salary to $548,700. In February 2026, in recognition of his 2025 performance supporting the achievement of our corporate goals, as discussed below, the Compensation Committee authorized a cash bonus for Mr. Moran of $331,759 that was equal to 142% of his 2025 target bonus. In addition, in February 2026, the Compensation Committee approved an award to Mr. Moran of an option to purchase 273,750 of our ordinary shares and 45,625 RSUs under our 2021 Plan as a 2026 LTIP award, with such options and RSUs vesting over a four-year period, with 25% vesting on the first anniversary of the date of grant and the remainder vesting quarterly thereafter.

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

Chandra Vargeese, Ph.D.

In May 2020, we entered into an amended and restated employment agreement with Dr. Vargeese, pursuant to which she serves as our Chief Technology Officer, Head of Platform Discovery Sciences. The employment agreement amends and restates the prior employment arrangement between us and Dr. Vargeese. As of January 1, 2025, Dr. Vargeese’s annual base salary was $502,200, and the Compensation Committee established her annual target bonus percentage at 45% of her annual base salary, with the actual amount to be paid determined based on the achievement of annual performance milestones defined by our Board in its sole discretion. Effective January 1, 2026, the Compensation Committee approved an increase of Dr. Vargeese’s annual base salary to $540,000. In February 2026, in recognition of her 2025 performance supporting the achievement of our corporate goals, as discussed below, the Compensation Committee authorized a cash bonus for Dr. Vargeese of $320,341 that was equal to 142% of her 2025 target bonus. In addition, in February 2026, the Compensation Committee approved an award to Dr. Vargeese of an option to purchase 273,750 of our ordinary shares and 45,625 RSUs under our 2021 Plan as a 2026 LTIP award, with such options and RSUs vesting over a four-year period, with 25% vesting on the first anniversary of the date of grant and the remainder vesting quarterly thereafter.

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

At a regularly scheduled meeting of our Board and Compensation Committee, which is typically held in December of each year, our Board and Compensation Committee have a long-standing practice of reviewing our results for the most recently completed fiscal year, and reviewing our financial plan and strategy for the upcoming fiscal year. At these meetings, the Compensation Committee also reviews the performance of our NEOs with the Chief Executive Officer and based on those reviews, approves the grant of cash bonuses and equity awards for each individual’s performance (other than the Chief Executive Officer) on the most recently completed fiscal year and establish their salaries for the current fiscal year. The Compensation Committee, without the Chief Executive Officer present, recommends to the Board grants of cash bonuses and equity awards for the Chief Executive Officer on the most recently completed fiscal year and any change to the Chief Executive Officer’s salary for the current fiscal year. After further reviews and discussions, the Board determines whether to approve the Compensation Committee’s recommendations as to grants of cash bonuses and equity awards for the Chief Executive Officer on the most recently completed fiscal year and any change to the Chief Executive Officer’s salary for the current fiscal year. The Compensation Committee considers whether there is any material nonpublic information (“MNPI”) about us when determining the timing of grants and generally does not time grants of share options in relation to our public disclosure of MNPI. During the year ended December 31, 2025, we did not time the release of MNPI for the purpose of affecting the value of executive compensation, and none of our NEOs were awarded options with an effective grant date during any period beginning four business days before the filing or furnishing of a Form 10-Q, Form 10-K, or Form 8-K that disclosed material non-public information, and ending one business day after the filing or furnishing of such reports.

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

Christian Henry (Chair)

Adrian Rawcliffe

Heidi Wagner

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table shows the total compensation paid or accrued during the last three fiscal years ended December 31, 2025, 2024, and 2023 to (i) our President and Chief Executive Officer, (ii) our Chief Financial Officer, and (iii) our two next most highly compensated executive officers, who earned more than $100,000 during the fiscal year ended December 31, 2025 and were serving as executive officers as of such date, as applicable. Collectively, these four individuals are our NEOs for purposes of this Amendment.

					Non-Equity
					Incentive
			Share	Option	Plan	All Other
		Salary	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)	($)(3)	($)
Paul B. Bolno, M.D., MBA	2025	700,000	1,420,540	9,506,300	614,250	36,826	12,277,916
President and Chief Executive Officer	2024	655,500	-	3,064,934	532,600	19,266	4,272,299
	2023	636,400	-	2,744,529	475,700	17,671	3,874,300
Kyle Moran, CFA	2025	520,100	493,080	2,395,588	331,759	12,822	3,753,349
Chief Financial Officer	2024	497,200	-	1,128,914	279,675	11,592	1,917,381
	2023	471,300	-	970,730	243,900	11,142	1,697,072
Chandra Vargeese, Ph.D.	2025	502,200	434,380	2,129,411	320,341	14,064	3,400,396
Chief Technology Officer, Head of Platform Discovery Sciences	2024	487,540	-	1,099,134	287,975	13,914	1,888,563
	2023	473,340	-	1,051,535	245,000	13,464	1,783,339
Christopher Francis, Ph.D.	2025	451,400	293,500	1,435,451	274,226	11,310	2,465,887
Senior Vice President, Corporate Development and Head of Emerging Areas	2024	438,300	-	870,312	246,550	11,260	1,566,422
	2023	425,500	-	871,059	220,200	10,710	1,527,469

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

(3) For 2025, the amounts include 401(k) matching contributions of $10,500 made to each of Drs. Bolno, Vargeese, and Francis and Mr. Moran, as well as the value of annual premiums paid by us with respect to a life insurance policy for the benefit of each of the NEOs. For 2025, the amount for Dr. Bolno also includes reimbursement of commuting expenses of $16,018 and the related tax gross up of $9,066.

2025 Fiscal Year Grants of Plan-Based Awards

The following table shows information regarding grants of non-equity incentive plan awards and grants of equity awards that we made during the fiscal year ended December 31, 2025 to each of our NEOs.

		Estimated Future	All Other	All Other Option		Grant Date
		Payouts Under	Share Awards:	Awards: Number	Exercise or	Fair Value
		Non-Equity Incentive	Number of	of Securities	Base Price of	of Share and
		Plan Awards:	Shares or Units	Underlying Options	Option Awards	Option Awards
Name	Grant Date	Target ($)(1)	(#)(2)	(#)(3)	($/Sh)(4)	($)(5)
Paul B. Bolno, M.D., MBA	-	455,000	-	-	-	-
	2/4/2025	-	121,000	-	-	1,420,540
	2/4/2025	-	-	1,000,000	$11.74	9,506,300
Kyle Moran, CFA	-	234,045	-	-	-	-
	2/4/2025	-	42,000	-	-	493,080
	2/4/2025	-	-	252,000	$11.74	2,395,588
Chandra Vargeese, Ph.D.	-	225,990	-	-	-	-
	2/4/2025	-	37,000	-	-	434,380
	2/4/2025	-	-	224,000	$11.74	2,129,411
Christopher Francis, Ph.D.	-	203,130	-	-	-	-
	2/4/2025	-	25,000	-	-	293,500
	2/4/2025	-	-	151,000	$11.74	1,435,451

(1) Represents the potential 2026 cash incentive bonus payouts assuming target achievement of corporate goals, based upon the NEO's cash incentive bonus target and base salary in effect on December 31, 2025. No minimum threshold amount or maximum amount beyond the target amount was established. See the column entitled “Non-Equity Incentive Plan Compensation” in the “Summary Compensation Table” for the cash incentive bonuses earned by the NEOs in 2025. See “Compensation Discussion and Analysis — Components of Executive Compensation — Annual Performance-Based Cash Incentive Compensation” for a description of the target amount applicable to each NEO.

(2) Represents grants of RSUs made in 2025. Such awards vest annually in equal installments over a four-year period beginning on February 4, 2026, subject to such officer’s continued service with us on each such vesting date.

(3) Represents the grant of share options made in 2025. Such awards have a four-year vesting period, with 25% of the shares subject to the award vesting on February 4, 2026 and the remainder vesting quarterly in equal installments over the following 12 quarters, subject to such officer's continued service with us on each vesting date.

(4) Represents the closing market price of our ordinary shares on the grant date.

(5) Amounts represent the aggregate grant date fair value for the options and restricted share unit awards, as applicable, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in the Original 10-K.

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

2021 Equity Incentive Plan

Our 2021 Plan was most recently amended on August 5, 2025, following receipt of shareholder approval at our 2025 AGM to authorize an additional 8,000,000 ordinary shares, for an aggregate of 30,950,000 ordinary shares, for the granting of incentive options, non-qualified options (“NQSOs”), share appreciation rights and restricted share unit awards to our eligible employees and directors. The 2021 Plan serves as the successor to our 2014 Equity Incentive Plan, as amended (the “2014 Plan”), such that outstanding awards granted under the 2014 Plan continue to be governed by the terms of the 2014 Plan, but no awards may be issued under the 2014 Plan after August 10, 2021. Any outstanding awards under the 2014 Plan that are forfeited, cancelled or otherwise terminated (other than by exercise or withheld by us to satisfy any tax withholding obligation) on or after August 10, 2021 may be reissued under the 2021 Plan and any shares subject to an award that is canceled, forfeited or expires prior to exercise or realization, either in full or in part, under the 2021 Plan will again become available for issuance under the 2021 Plan. However, shares subject to an award under the 2021 Plan will not again be made available for issuance or delivery under the 2021 Plan if such shares are (a) shares tendered in payment of an option; (b) shares delivered or withheld by us to satisfy any tax withholding obligation; or (c) shares covered by a share-settled share appreciation right or other awards that were not issued upon the settlement of the award.

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

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table shows grants of options and unvested restricted share unit awards outstanding on the last day of the fiscal year ended December 31, 2025 to each of the NEOs.

		Option Awards				Share Awards
									Equity
								Equity	Incentive
								Incentive	Plan Awards:
								Plan Awards:	Market or
								Number of	Payout Value
		Number of	Number of				Market	Unearned	of Unearned
		Securities	Securities			Number of	Value of	Shares,	Shares,
		Underlying	Underlying			Shares or	Shares or	Units or	Units or
		Unexercised	Unexercised	Option		Units That	Units That	Other Rights	Other Rights
	Option	Options	Options	Exercise	Option	Have Not	Have Not	That Have	That Have
	Grant	Exercisable	Unexercisable	Price	Expiration	Vested	Vested	Not Vested	Not Vested
Name	Date	(#)	(#)	($)	Date	(#)	($)	(#)	($)(7)
Paul B. Bolno, M.D., MBA	6/16/2016	236,400	-	$18.79	6/16/2026	-	-	-	$-
	1/25/2017	72,500	-	$29.05	1/25/2027	-	-	-	$-
	1/23/2018	109,000	-	$40.05	1/23/2028	-	-	-	$-
	3/3/2020	63,000	-	$8.17	3/3/2030	-	-	-	$-
	2/1/2021	200,000	-	$10.48	2/1/2031	-	-	-	$-
	1/1/2022	562,500	37,500(1)	$3.14	1/1/2032	-	-	-	$-
	7/25/2022	180,000	-	$2.83	7/25/2032	-	-	-	$-
	2/17/2023	530,062	240,938(2)	$4.75	2/17/2033	-	-	-	$-
	2/5/2024	441,262	567,338(3)	$3.87	2/5/2034	-	-	-	$-
	2/4/2025	-	1,000,000(4)	$11.74	2/4/2035	-	-	-	$-
		-	-	$-	-	90,750(5)	1,542,750	-	$-
		-	-	$-	-	-	-	92,500(6)	$1,572,500
Kyle Moran, CFA	6/16/2016	21,647	-	$18.79	6/16/2026	-	-	-	$-
	1/23/2018	15,000	-	$40.05	1/23/2028	-	-	-	$-
	1/1/2022	64,062	10,938(1)	$3.14	1/1/2032	-	-	-	$-
	2/17/2023	137,481	85,219(2)	$4.75	2/17/2033	-	-	-	$-
	2/5/2024	162,531	208,969(3)	$3.87	2/5/2034	-	-	-	$-
	2/4/2025	-	252,000(4)	$11.74	2/4/2035	-	-	-	$-
		-	-	$-	-	31,500(5)	535,500	-	$-
		-	-	$-	-	-	-	15,000(6)	$255,000
Chandra Vargeese, Ph.D.	6/16/2016	49,600	-	$18.79	6/16/2026	-	-	-	$-
	1/25/2017	19,500	-	$29.05	1/25/2027	-	-	-	$-
	1/23/2018	35,000	-	$40.05	1/23/2028	-	-	-	$-
	3/3/2020	36,000	-	$8.17	3/3/2030	-	-	-	$-
	2/1/2021	50,000	-	$10.48	2/1/2031	-	-	-	$-
	1/1/2022	187,500	12,500(1)	$3.14	1/1/2032	-	-	-	$-
	7/25/2022	60,000	-	$2.83	7/25/2032	-	-	-	$-
	2/17/2023	203,087	92,313(2)	$4.75	2/17/2033	-	-	-	$-
	2/5/2024	158,243	203,457(3)	$3.87	2/5/2034	-	-	-	$-
	2/4/2025	-	224,000(4)	$11.74	2/4/2035	-	-	-	$-
		-	-	$-	-	27,750(5)	471,750	-	$-
		-	-	$-	-	-	-	50,000(6)	$850,000
Christopher Francis, Ph.D.	6/16/2016	37,100	-	$18.79	6/16/2026	-	-	-	$-
	1/25/2017	19,500	-	$29.05	1/25/2027	-	-	-	$-
	1/23/2018	26,000	-	$40.05	1/23/2028	-	-	-	$-
	1/1/2022	-	9,375(1)	$3.14	1/1/2032	-	-	-	$-
	2/17/2023	-	76,469(2)	$4.75	2/17/2033	-	-	-	$-
	2/5/2024	-	161,100(3)	$3.87	2/5/2034	-	-	-	$-
	2/4/2025	-	151,000(4)	$11.74	2/4/2035	-	-	-	$-
		-	-	$-	-	18,750(5)	318,750	-	$-
		-	-	$-	-	-	-	32,500(6)	$552,500

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

(3) 25% vested on February 5, 2025 and the remainder vests in equal quarterly installments over the following 12 quarters, subject to such officer’s continued service with us on each such vesting date. The award shall become fully vested upon termination without cause or for good reason within 12 months following a change of control.

(4) 25% vests on February 4, 2026 and the remainder vests in equal quarterly installments over the following 12 quarters, subject to such officer’s continued service with us on each such vesting date. The award shall become fully vested upon termination without cause or for good reason within 12 months following a change of control.

(5) 25% vests on February 4, 2026 and the remainder vests in equal annual installments over the following three years, subject to such officer’s continued service with us on each such vesting date. The award shall become fully vested upon a change of control.

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

(7) The market value of the 2019 Performance-Based RSUs is based on the closing price of our ordinary shares of $17.00 per share at December 31, 2025.

Option Exercises in 2025

The following table shows information regarding exercises of options to purchase our ordinary shares held by each of our NEOs during the fiscal year ended December 31, 2025.

	Option Awards

	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise
Name	(#)	($)(1)
Paul B. Bolno, M.D., MBA	169,025	$1,196,605
Kyle Moran, CFA	296,000	$3,285,321
Chandra Vargeese, Ph.D.	137,754	$1,238,008
Christopher Francis, Ph.D.	441,031	$4,319,924

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

Potential Payments Upon Termination or Change-In-Control

The following table sets out the estimated potential payments upon termination or a change in control for each of our NEOs, based on the assumptions discussed above and assuming such event occurred on December 31, 2025, the last business day of 2025. In accordance with SEC rules, the potential payments were determined under the terms of our contracts, agreements, plans and arrangements as in effect on December 31, 2025. The tables do not include any previously vested equity awards or accrued benefits. Because the payments to be made to an NEO depend on several factors, the actual amounts to be paid out upon a triggering event can only be determined at the time of the triggering event.

Termination
				Acceleration		Without Cause or
		Involuntary	Voluntary for	of Vesting		For Good Reason
		Not for Cause	Good Reason	Upon a		Within 12 Months
		Termination	Termination	Change of		Following a Change
Name	Compensation Component	($)	($)	Control ($)		of Control ($)
Paul B. Bolno, M.D., MBA	Base Salary	1,050,000(2)	1,050,000(2)	-	-	1,050,000(2)
	Non-Equity Incentive Plan Compensation	455,000(3)	455,000(3)	-		455,000(3)
	Acceleration of unvested options and RSUs(1)	-	-	16,180,388		3,115,250
	Benefits and Perquisites	56,575(4)	56,575(4)	-		56,575(4)
Kyle Moran, CFA	Base Salary	520,100(6)	520,100(6)	-		497,200(6)
	Non-Equity Incentive Plan Compensation	234,045(3)	234,045(3)	-		223,740(3)
	Acceleration of unvested options and RSUs(1)	-	-	5,264,816		790,500
	Benefits and Perquisites	32,020(5)	32,020(5)	-		32,020(5)
Chandra Vargeese, Ph.D.	Base Salary	502,200(6)	502,200(6)	-		487,540(6)
	Non-Equity Incentive Plan Compensation	225,990(3)	225,990(3)	-		219,393(3)
	Acceleration of unvested options and RSUs(1)	-	-	5,153,715		1,321,750
	Benefits and Perquisites	24,504(5)	24,504(5)	-		24,504(5)
Christopher Francis, Ph.D.	Base Salary	451,400(6)	451,400(6)	-		438,300(6)
	Non-Equity Incentive Plan Compensation	203,130(3)	203,130(3)	-		197,235(3)
	Acceleration of unvested options and RSUs(1)	-	-	3,976,186		871,250
	Benefits and Perquisites	37,717(5)	37,717(5)	-		37,717(5)

(1) Value attributable to accelerated vesting of (i) then unvested options, determined by multiplying the number of shares accelerated by the difference between the exercise price of the option and the closing price of our ordinary shares on December 31, 2025, and (ii) then unvested RSUs, determined by multiplying the number of RSUs accelerated by the closing price of our ordinary shares on December 31, 2025.

(2) Eighteen months of 2025 base salary continuation.

(3) Target non-equity incentive compensation for 2025.

(4) Payment of COBRA premiums for eighteen months based on executive's current benefits elections.

(5) Payment of COBRA premiums for twelve months based on executive's current benefit elections.

(6) Twelve months of 2025 base salary continuation.

For a further description of the employment agreements with our NEOs, including a summary of each NEO's severance and change in control benefits, please refer to “Compensation Discussion and Analysis - Employment Agreements and Severance Benefits with Our Named Executive Officers.”

Director Compensation

The following table shows the total compensation earned during the fiscal year ended December 31, 2025 by each of our non-employee directors. Directors who are also employees are not compensated for their service on our Board.

	Fees Earned or	Share	Option
	Paid in Cash	Awards	Awards	Total
Name	($)(1)	($)(2)	($)(3)	($)
Christian Henry	100,000	102,934	362,666	565,600
Mark H. N. Corrigan, M.D.	74,375	102,934	362,666	539,975
Peter Kolchinsky, Ph.D.(4)	49,375	102,934	362,666	514,975
Adrian Rawcliffe	69,375	102,934	362,666	534,975
Ken Takanashi	49,375	102,934	362,666	514,975
Aik Na Tan	51,875	205,867	732,191	989,933
Gregory L. Verdine, Ph.D.	49,375	102,934	362,666	514,975
Heidi L. Wagner	64,375	102,934	362,666	529,975

(1) Amounts represent fees earned during 2025 under our Non-Employee Director Compensation Policy.

(2) Amount represents the aggregate grant date fair value for the share awards identified, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in our Original 10-K.

(3) Amount represents the aggregate grant date fair value for the option awards granted in 2025 to our non-employee directors, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 7 to the financial statements included in our Original 10-K.

(4) Pursuant to the terms of the RA Capital Healthcare Fund, L.P. governing documents, Dr. Kolchinsky is required to remit to RA Capital Management, L.P. (“RA Capital”) both the cash and the equity compensation, and RA Capital and not Dr. Kolchinsky individually is the beneficial owner of such compensation.

The following table shows the aggregate number of shares subject to options held by each of our non-employee directors as of December 31, 2025:

Aggregate
Number of
Shares
Subject to
Name	Options
Christian Henry	129,430
Mark H. N. Corrigan, M.D.	227,660
Peter Kolchinsky, Ph.D.	216,430
Adrian Rawcliffe	174,430
Ken Takanashi	216,430
Aik Na Tan	152,400
Gregory L. Verdine, Ph.D.	379,897
Heidi L. Wagner, J.D.	213,660

CEO Pay Ratio

Under rules adopted pursuant to the Dodd-Frank Act, we are required to calculate and disclose the total compensation paid to our median paid employee, as well as the ratio of the total compensation paid to the median employee as compared to the total compensation paid to our Chief Executive Officer (the “CEO Pay Ratio”). The paragraphs that follow describe our methodology and the resulting CEO Pay Ratio. The overall structure of our compensation and benefits programs are broadly similar across our organization, including a broad-based equity program pursuant to which all full-time employees receive equity, with differences reflecting the level of responsibility of the employees. For the purpose of determining the median employee, we included all our employees on December 31, 2025 located in the United States, which represented 95% of our employees globally (302 of our 317 global employees). We excluded our fifteen employees located outside the United States (twelve employees in England and three employees in Japan) as of December 31, 2025 under the SEC’s de minimis exception. Under the relevant rules, we are required to identify the median employee by use of a “consistently applied compensation measure” (“CACM”). We chose a CACM that closely approximates the annual target total direct compensation of our employees. Specifically, we identified the median employee by aggregating for each applicable employee as of December 31, 2025: (1) 2025 base salary or base rate of pay (annualized in the case of employees who were not employed for the full fiscal year), (2) target annual cash incentive award, and (3) grant date fair value of any equity awards granted during 2025 to reasonably reflect the annual compensation of our employees. After applying our CACM methodology, we identified the median employee. Once the median employee was identified, we calculated the median employee’s annual target total direct compensation in accordance with the requirements of the Summary Compensation Table.

We calculated the 2025 total compensation for our median employee of $246,065 in the same manner we determine the total annual compensation of our NEOs for purposes of the Summary Compensation Table. Dr. Bolno’s 2025 total compensation as disclosed in the Summary Compensation Table was calculated to be $12,277,916, of which $10,926,840 represents the grant date fair value of equity awards, including options that vest over four years granted at an exercise price of $11.74 representing $9,506,300 of the equity value and RSUs that vest over four years representing $1,420,540 of the equity value. As a result of the calculation, our CEO to median employee pay ratio for 2025 is 50:1. This information is being provided for compliance purposes and is a reasonable estimate calculated in a manner consistent with the SEC rules, based on our internal records and the methodology described above. The SEC rules for identifying the median compensated employee allow companies to adopt a variety of methodologies to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Accordingly, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may use different methodologies, exclusions, estimates, and assumptions in calculating their own pay ratios. Neither our Compensation Committee nor our management used the CEO Pay Ratio measure in making compensation decisions.

Non-Employee Director Compensation Policy

2025 Non-Employee Director Compensation Policy

At our 2025 AGM, our shareholders approved our 2025 Non-Employee Director Compensation Policy, under which our non-employee directors are compensated for their service as directors, including as members of the various committees of our Board on which they serve, for the Board service period that commenced on the date of our 2025 AGM and runs through the date of our 2026 AGM. The terms of the 2025 Non-Employee Director Compensation Policy are as follows:

(A) Cash Compensation:

• Board of Directors: Annual cash compensation of $45,000 to each non-employee director, other than the Chair of the Board, and cash compensation of $75,000 to the non-employee Chair of the Board.

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

(B) Equity Compensation:

• Initial Equity Grant: One-time equity grant upon initial appointment or election to the Board of (i) an option to purchase 152,400 ordinary shares, which shall vest as to 12.5% of the shares on a quarterly basis during the two-year period following the grant date; and (ii) a restricted share unit of 25,400 ordinary shares, which shall vest as to 50% of the shares on the earlier of (x) the following year’s annual general meeting of shareholders or (y) the following year’s anniversary of the grant date, in each case during the two-year period following the grant date.

• Refresh Equity Grant: Each non-employee director whose initial equity grant has an expiration date within twelve months following the 2025 AGM shall be granted (i) an option to purchase 152,400 ordinary shares, which shall vest as to 12.5% of the shares on a quarterly basis during the two-year period following the grant date; and (ii) a restricted share unit of 25,400 ordinary shares, which shall vest as to 50% of the shares on the earlier of (x) the following year’s annual general meeting of shareholders or (y) the following year’s anniversary of the grant date, in each case during the two-year period following the grant date.

• Annual Equity Grant: Annual equity grant of (i) an option to purchase 76,200 ordinary shares, which shall vest as to 100% of the shares on the earlier of the 2026 AGM or the first anniversary of the grant date; and (ii) a restricted share unit of 12,700 ordinary shares, which shall vest as to 100% of the shares on the earlier of the 2026 AGM or the first anniversary of the grant date.

• Limitation on Equity Grants: A non-employee director shall be eligible to receive only one type of option grant at the 2025 AGM, which shall be an initial equity grant, a refresh equity grant, or an annual equity grant, in each case as described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our ordinary shares as of April 7, 2026 for (i) the NEOs named in the Summary Compensation Table appearing elsewhere in this Amendment, (ii) each of our directors, (iii) all of our current directors and executive officers as a group, and (iv) each shareholder known by us to own beneficially more than 5% of our ordinary shares. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem ordinary shares that may be acquired by an individual or group within 60 days after April 7, 2026 pursuant to the exercise of options, the vesting of restricted share unit awards, the exercise of pre-funded warrants, or the conversion of our outstanding Series A preferred shares into ordinary shares to be outstanding for the purpose of computing the percentage ownership of such individual or group, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all ordinary shares shown to be beneficially owned by them based on information provided to us by these shareholders. Percentage ownership is based on 192,353,438 ordinary shares outstanding on April 7, 2026.

	Ordinary Shares Beneficially Owned
Name	Shares	Percent
5% Beneficial Owners
RA Capital Management, L.P.(1)	34,225,506	17.15%
GSK plc(2)	18,245,691	9.49%
FMR LLC(3)	15,020,983	7.81%
BlackRock, Inc.(4)	10,017,783	5.21%
Adage Capital Partners, L.P.(5)	9,786,061	5.09%
Directors and Named Executive Officers
Paul B. Bolno, M.D., MBA(6)	2,986,944	1.53%
Chandra Vargeese, Ph.D.(7)	1,298,439	*
Kyle Moran, CFA(8)	628,193	*
Christopher Francis, Ph.D.(9)	167,347	*
Mark H. N. Corrigan, M.D.(10)	151,460	*
Christian Henry(10)	53,230	*
Peter Kolchinsky, Ph.D.(11)	34,225,506	17.15%
Adrian Rawcliffe(10)	98,230	*
Ken Takanashi(12)	9,757,881	5.07%
Gregory L. Verdine, Ph.D.(13)	556,214	*
Heidi Wagner(14)	153,575	*
Aik Na Tan(10)	57,150	*
All current directors and executive officers as a group (12 individuals)(15)	50,134,169	24.43%

* Represents less than 1% of ordinary shares outstanding on April 7, 2026.

(1) Based on information reported by RA Capital Management, L.P. (“RA Capital”) on Schedule 13D/A filed with the SEC on March 30, 2026. Consists of (i) 26,975,505 ordinary shares held by RA Capital Healthcare Fund, L.P. (the “Fund”), (ii) 16,115 ordinary shares and vested options to purchase140,230 ordinary shares exercisable within 60 days after April 7, 2026 held by Dr. Peter Kolchinsky, a member of our Board, and (iii) 7,093,656 ordinary shares that the Fund beneficially owns based on the right to acquire upon exercise of pre-funded warrants. RA Capital Healthcare Fund GP, LLC is the general partner of the Fund. The general partner of RA Capital is RA Capital Management GP, LLC, of which Dr. Kolchinsky and Mr. Rajeev Shah are the controlling persons. RA Capital serves as investment adviser for the Fund and may be deemed a beneficial owner of any securities of the Company held by the Fund. The Fund has delegated to RA Capital the sole power to vote and the sole power to dispose of all securities held in the Fund’s portfolio, including the ordinary shares held by the Fund. Because the Fund has divested itself of voting and investment power over the reported securities it holds and may not revoke that delegation on less than 61 days’ notice, the Fund disclaims beneficial ownership of the securities it holds for purposes of Section 13(d) of the Exchange Act. As managers of RA Capital, Dr. Kolchinsky and Mr. Shah may be deemed beneficial owners, for purposes of Section 13(d) of the Exchange Act, of any securities of the Company beneficially owned by RA Capital. RA Capital, Dr. Kolchinsky, and Mr. Shah disclaim beneficial ownership of securities reported herein. The address for RA Capital is 200 Berkeley Street, 18th Floor, Boston, MA 02116.

(2) Based on information reported by GSK plc on Form 4 filed with the SEC on December 15, 2025. Consists of ordinary shares held of record by Glaxo Group Limited, a wholly-owned subsidiary of GSK plc. The address of GSK plc is 980 Great West Road, Brentford, Middlesex TW8 9GS, England.

(3) Based on information reported by FMR LLC on Schedule 13G filed with the SEC on February 5, 2026. Consists of ordinary shares held of record by FMR LLC. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(4) Based on information reported by BlackRock, Inc. on Schedule 13G filed with the SEC on December 31, 2025. Consists of ordinary shares held of record by BlackRock, Inc. The address of BlackRock, Inc. is 50 Hudson Yards New York, NY 10001.

(5) Based on information reported by Adage Capital Partners, L.P. on Schedule 13G/A filed with the SEC on February 12, 2026. Consists of ordinary shares held of record by Adage Capital Partners GP, L.L.C. The address of Adage Capital Partners, L.P. is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(6) Consists of (i) 19,770 ordinary shares held by Dr. Bolno and (ii) 2,967,174 ordinary shares underlying options exercisable within 60 days of April 7, 2026 held by Dr. Bolno.

(7) Consists of (i) 334,871 ordinary shares held by Dr. Vargeese and (ii) 963,568 ordinary shares underlying options exercisable within 60 days of April 7, 2026 held by Dr. Vargeese.

(8) Consists of (i) 57,260 ordinary shares held by Mr. Moran and (ii) 570,933 ordinary shares underlying options exercisable within 60 days of April 7, 2026 held by Mr. Moran.

(9) Consists of (i) 4,367 ordinary shares held by Dr. Francis and (ii) 162,980 ordinary shares underlying options exercisable within 60 days of April 7, 2026 held by Dr. Francis.

(10) Consists of ordinary shares underlying options exercisable within 60 days of April 7, 2026.

(11) See Footnote (1) above.

(12) Mr. Takanashi, a member of our Board, is an executive officer of SNBL and an executive officer and director of SNBL USA. SNBL and Mr. Takanashi share voting and dispositive power with respect to such shares and may be deemed to beneficially own such shares. Based on information reported by Shin Nippon Biomedical Laboratories, Ltd. (“SNBL”) on Schedule 13D/A filed with the SEC on June 6, 2025. Consists of (i) 3,498,815 ordinary shares held by SNBL; (ii) 6,107,593 ordinary shares held by SNBL USA, Ltd. (“SNBL USA”). Also includes 11,243 ordinary shares and vested options to purchase 140,230 ordinary shares exercisable within 60 days of April 7, 2026 held by Mr. Takanashi. The address of SNBL is 2438 Miyanoura-cho, Kagoshima City, Kagoshima 891-1394, Japan; the address of SNBL USA is 2333 Seaway Boulevard, Everett, WA 98203; and the address of Mr. Takanashi is St. Luke’s Tower 28F, 8-1,Akashi-cho, Chuo-ku, Tokyo 104-0044, Japan.

(13) Consists of (i) 252,517 ordinary shares held by Dr. Verdine and (ii) 303,697 ordinary shares underlying options exercisable within 60 days of April 7, 2026 held by Dr. Verdine.

(14) Consists of (i) 16,115 ordinary shares held by Ms. Wagner and (ii) 137,460 ordinary shares underlying options exercisable within 60 days of April 7, 2026 held by Ms. Wagner.

(15) Consists of (i) 5,746,342 ordinary shares underlying options exercisable within 60 days of April 7, 2026 held by our current directors and executive officers, (ii) 37,294,171 outstanding ordinary shares beneficially owned by our current directors and executive officers and entities affiliated with certain of our directors, and (iii) exercisable pre-funded warrants to purchase 7,093,656 ordinary shares, held by an entity affiliated with one of our directors.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information with respect to our 2021 Plan and 2014 Plan (together, the “Equity Compensation Plans”) in effect as of December 31, 2025.

Plan Category	Number of Securities to be Issued upon Exercise of Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	21,454,288(1)	7.02(2)	11,970,178(3)
Equity compensation plans not approved by security holders	650,000(4)	5.89(5)	-
Total	22,104,288	7.02	11,970,178

(1) Consists of (i) options to purchase 19,676,871 of our ordinary shares outstanding under the Equity Compensation Plans, (ii) 287,567 of our ordinary shares subject to performance-based RSUs outstanding under the Equity Compensation Plans, and (iii) 1,489,849 of our ordinary shares subject to time-based RSUs outstanding under the Equity Compensation Plans, in each case as of December 31, 2025.

(2) Reflects the weighted average exercise price of the options to purchase 19,676,871 of our ordinary shares outstanding under the Equity Compensation Plans, as of December 31, 2025.

(3) Consists of 9,808,797 of our ordinary shares available for future grants under the Equity Compensation Plans, as well as 2,161,381 of our ordinary shares that remain available for sale under the ESPP, in each case as of December 31, 2025.

(4) Consists of options to purchase 650,000 of our ordinary shares granted outside of the Equity Compensation Plans in accordance with Nasdaq Listing Rule 5635(c)(4), outstanding as of December 31, 2025. The options have a weighted average exercise price of $5.89 per share, the closing price of our ordinary shares on the grant date.

(5) Reflects the weighted average exercise price of the options to purchase 650,000 of our ordinary shares granted in accordance with Nasdaq Listing Rule 5635(c)(4), outstanding as of December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED Person TRANSACTIONS

The following includes a summary of transactions since January 1, 2025 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our ordinary shares, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under, “Executive Officer and Director Compensation.” We refer to such transactions as “related party transactions” or

“related person transactions” and such persons as “related parties” or “related persons.” With the approval of our Board, we have engaged in the related party transactions described below.

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

Under the terms of the GSK Collaboration Agreement, we received an upfront payment of $170.0 million, which included a cash payment of $120.0 million and a $50.0 million equity investment. With respect to the $50.0 million equity investment, on December 13, 2022, we entered into a Share Purchase Agreement (the “GSK Share Purchase Agreement”) with Glaxo Group Limited (“GGL”), an affiliate of GSK, pursuant to which we sold 10,683,761 of our ordinary shares to GGL (the “GSK Shares”) at a purchase price of $4.68 per share. In connection with the GSK Share Purchase Agreement, GGL and we agreed upon certain rights and restrictions as set forth in the Investor Agreement, dated as of January 26, 2023 (the “GSK Investor Agreement”). For a certain period of time, subject to certain conditions and limitations, we agreed to provide certain demand registration rights to GGL in order to register all or a portion of the GSK Shares purchased by GGL. We also provided GGL with certain “piggyback” registration rights for a certain period of time, subject to certain conditions and limitations, such that when we propose to register our ordinary shares for our account, GGL will have the right to include some or all of the GSK Shares in such registration. The GSK Investor Agreement also contains other customary terms and conditions of the parties with respect to the registration of GSK Shares. From January 1, 2025 to March 31, 2026, we recognized revenue of $80.9 million under the GSK Collaboration Agreement.

Participation in Our Underwritten Offerings

On December 11, 2025, we closed an underwritten public offering (the “December 2025 Offering”) in which we issued and sold (i) 18,552,632 ordinary shares at a public offering price of $19.00 per share, and (ii) to certain investors in lieu of additional ordinary shares, pre-funded warrants to purchase up to 2,631,578 ordinary shares at a public offering price of $18.9999 per pre-funded warrant. As a part of the December 2025 Offering, GSK plc, a 5% or greater holder of our ordinary shares, purchased 1,470,000 ordinary shares at the public offering price of $19.00 per share.

Contract Research Services Provided by SNBL

Pursuant to the terms of various contract research service agreements with SNBL, a contract research organization and one of our shareholders, and its affiliates, we paid SNBL $4.0 million from January 1, 2025 to March 31, 2026. From January 1, 2025 to March 31, 2026, we incurred expenses of approximately $5.9 million related to the aforementioned various service agreements.

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

Director Independence

Our Board believes that independence is one important component of a high-functioning board capable of objective decision-making that represents the long-term interests of our shareholders and the Company. Since our initial public offering in 2015, our Board has enhanced its independence by replacing two previous directors — a founder and a representative of an investor with five directors who are independent and not affiliated with any of our principal shareholders. We further enhanced our Board’s independent leadership by appointing Christian Henry as our independent Chair. Our Board is committed to ensuring that its members reflect an appropriate level of independence in conjunction with the combination of qualifications, qualities and skills required to exercise its duties and responsibilities and serve the best interests of our Company and our shareholders. In accordance with our Corporate Governance Guidelines and Nasdaq rules, we hold executive sessions of our independent directors in conjunction with our regularly scheduled board meetings and otherwise as appropriate. In addition, our Compensation Committee meets in executive session with no members of management present, as necessary or appropriate, to address various compensation matters, including deliberations regarding our Chief Executive Officer’s performance and compensation.

Our Board has reviewed the materiality of any relationship that each of our directors has with our Company, either directly or indirectly. Based upon this review, our Board has determined that the following members of the Board are “independent directors” as defined by The Nasdaq Stock Market: Mses. Tan and Wagner, Drs. Kolchinsky and Corrigan, and Messrs. Henry, Rawcliffe and Takanashi.

Our Board believes that our directors should limit the number of other public company boards on which they serve so that they are able to devote adequate time to their duties to Wave, including preparing for and attending our board meetings. Our Corporate Governance Guidelines indicate that our directors should advise the Chair of our Board and the Chair of the Nominating and Corporate Governance Committee before accepting an invitation to serve on other publicly-traded company boards, and that any such service shall comply with our conflict of interest policies. Our Nominating and Corporate Governance Committee has reviewed our directors’ current commitments and determined that such commitments are consistent with our guidelines. Furthermore, our Board has concluded that each of the members of our Board is qualified and should continue to serve on our Board based on their contributions to our Company, and their current experience, qualifications, attributes and skills, which our Board believes each has continued to demonstrate since their respective appointments as directors. As our Company has evolved, our directors’ respective tenures with our Company, collective experiences, including sitting on other public company boards, and engagement with our Company have remained steadfast. Our Board believes that our directors continue to demonstrate their commitment and dedication, particularly as we advance towards our goal of being a commercial organization. Our Corporate Governance Guidelines are publicly available on our website at http://ir.wavelifesciences.com/ under the heading “Corporate Governance.”

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

	2025	2024
Audit fees(1)	$1,703,912	$1,739,629
Audit-related fees(2)	-	-
Tax fees(2)	-	-
All other fees(2)	-	-
Total	$1,703,912	$1,739,629

(1) Audit fees consist of fees for the professional services rendered for the audit of our financial statements, the audit of our internal control over financial reporting, and the review of the interim financial statements included in our quarterly reports on Form 10-Q, as well as work generally only the independent registered public accounting firm and independent Singapore and United

Kingdom auditor can reasonably be expected to provide, such as statutory audits, comfort letters, and the provision of consents in connection with the filing of registration statements and related amendments, as well as other filings.

(2) There were no audit-related, tax or other fees in 2025 or 2024.

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

Item 15(a)(3). Exhibits: The exhibits listed below are filed with, or incorporated by reference in, this Amendment.

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Constitution (formerly known as Memorandum of Association and Articles of Association)		Amendment No. 5 to Form S-1 (Exhibit 3.2)	11/10/2015	333-207379

4.1	Form of Specimen Ordinary Share Certificate		Amendment No. 3 to Form S-1 (Exhibit 4.1)	11/06/2015	333-207379

4.2	Description of Securities of the Registrant and Comparison of Shareholder Rights		Form 10-K (Exhibit 4.2)	02/26/2026	001-37627

4.3.1	Form of Pre-Funded Warrant (2022)		Form 8-K (Exhibit 4.1)	06/14/2022	001-37627

4.3.2	Form of Pre-Funded Warrant (2024)		Form 8-K (Exhibit 4.1)	9/26/2024	001-37627

4.3.3	Form of Pre-Funded Warrant (2025)		Form 8-K (Exhibit 4.1)	12/11/2025	001-37627

4.4	Share Purchase Agreement by and between the Registrant and C.P. Pharmaceuticals International C.V., dated as of May 5, 2016		Form 10-Q (Exhibit 10.2)	08/15/2016	001-37627

Lease Agreements

10.1.1	Lease Agreement by and between Wave Life Sciences USA, Inc., the Registrant, and King 733 Concord LLC, dated as of April 6, 2015		Form S-1 (Exhibit 10.7)	10/09/2015	333-207379

10.1.2	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and CPI/King 733 Concord Owner, LLC, dated as of December 9, 2020		Form 10-K (Exhibit 10.5.2)	03/04/2021	001-37627

10.1.3	Second Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and CPI/King 733 Concord Owner, LLC, dated as of August 8, 2022		Form 10-Q (Exhibit 10.1)	08/11/2022	001-37627

10.2.1	Lease Agreement by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of September 26, 2016		Form 8-K (Exhibit 10.1)	01/06/2017	001-37627

10.2.2	First Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and King 115 Hartwell LLC, dated as of December 31, 2016		Form 8-K (Exhibit 10.1)	01/06/2017	001-37627

Collaboration and License Agreements

10.3††	Collaboration and License Agreement by and between Wave Life Sciences USA, Inc., Wave Life Sciences UK Limited and GlaxoSmithKline Intellectual Property (No. 3), dated as of December 13, 2022	Form 10-K (Exhibit 10.3)	03/23/2023	001-37627

10.4	Share Purchase Agreement by and between Glaxo Group Limited and the Registrant, dated as of December 13, 2022	Form 10-K (Exhibit 10.4)	03/23/2023	001-37627

10.5	Investor Agreement by and between Glaxo Group Limited and the Registrant, dated as of January 26, 2023	Form 10-K (Exhibit 10.5)	03/23/2023	001-37627

Agreements with Executive Officers and Directors

10.6+	Form of Deed of Indemnity by and between the Registrant and each of its directors and certain of its officers	Form S-1 (Exhibit 10.11)	10/09/2015	333-207379

10.7+	Employment Agreement, as amended and restated, between the Registrant and Paul B. Bolno, dated as of May 8, 2020	Form 10-Q (Exhibit 10.1)	08/10/2020	333-207379

10.8+	Employment Agreement, as amended and restated, between the Registrant and Chandra Vargeese, dated as of May 8, 2020	Form 10-Q (Exhibit 10.2)	08/10/2020	333-207379

10.9+	Employment Agreement between the Registrant and Christopher Francis, Ph.D., dated as of November 8, 2022	Form 10-K (Exhibit 10.12)	03/23/2023	001-37627

10.10+	Employment Agreement, as amended and restated, between the Registrant and Kyle Moran, dated as of January 1, 2021	Form 10-K (Exhibit 10.15)	03/04/2021	001-37627

10.11+	Non-Employee Director Compensation Policy, as amended, effective as of August 11, 2025	Form 10-Q (Exhibit 10.1)	11/10/2025	001-37627

Equity and Other Compensation Plans

10.12+	Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended (the “2014 Equity Plan”)	Form 10-Q (Exhibit 10.1)	11/09/2017	001-37627

10.13+	Wave Life Sciences Ltd. 2021 Equity Plan, as amended, (the “2021 Equity Plan”) effective August 5, 2025	Form 8-K (Exhibit 10.1)	08/11/2025	001-37627

10.14+	Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan, as amended, effective as of August 1, 2023	Form 8-K (Exhibit 10.2)	08/07/2023	001-37627

10.15.1+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016	Form 10-Q (Exhibit 10.2)	11/09/2017	001-37627

10.15.2+	Form of Non-qualified Share Option Agreement under the 2014 Equity Plan, effective as of January 1, 2018	Form 10-K (Exhibit 10.23.3)	03/01/2019	001-37627

10.15.3+	Form of Non-qualified Share Option Agreement under the 2021 Equity Plan, effective as August 10, 2021	Form 10-K (Exhibit 10.3)	11/10/2021	001-37627

10.16.1+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of December 2014	Form S-8 (Exhibit 10.1)	12/17/2015	333-208598

10.16.2+	Form of Incentive Share Option Agreement under the 2014 Equity Plan, effective as of September 20, 2016	Form 10-Q (Exhibit 10.3)	11/09/2017	001-37627

10.17.1+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of June 16, 2016	Form 10-Q (Exhibit 10.4)	11/09/2017	001-37627

10.17.2+	Form of Restricted Share Unit Agreement under the 2014 Equity Plan, effective as of January 1, 2018	Form 10-K (Exhibit 10.25.2)	03/01/2019	001-37627

10.17.3+	Form of Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of January 1, 2019	Form 10-Q (Exhibit 10.1)	05/10/2019	001-37627

10.17.4+	Form of Restricted Share Unit Agreement under the 2021 Equity Plan, effective as of August 10, 2021	Form 10-Q (Exhibit 10.4)	11/10/2021	001-37627

10.17.5+	Form of Amended and Restated 2019 Performance-Based Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of March 17, 2021	Form 10-Q (Exhibit 10.2)	05/13/2021	001-37627

10.17.6+	Form of 2021 Performance-Based Restricted Share Unit Agreement under the 2014 Equity Incentive Plan, effective as of March 17, 2021	Form 10-Q (Exhibit 10.3)	05/13/2021	001-37627

10.18.1+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of June 21, 2017	Form 10-Q (Exhibit 10.5)	11/09/2017	001-37627

10.18.2+	Form of Non-qualified Share Option Agreement for UK Participants under the 2014 Equity Plan, effective as of January 1, 2018	Form 10-K (Exhibit 10.26.2)	03/01/2019	001-37627

10.18.3+	Form of Non-qualified Share Option Agreement for UK Participants under the 2021 Equity Plan, effective as of August 10, 2021	Form 10-Q (Exhibit 10.5)	11/10/2021	001-37627

10.18.4+	Form of Restricted Share Unit Agreement for UK Participants under the 2021 Equity Plan, effective as of August 10, 2021	Form 10-Q (Exhibit 10.6)	11/10/2021	001-37627

10.19.1+	Form of Inducement Non-qualified Share Option Agreement, effective May 2024	Form 10-Q (Exhibit 10.1)	08/08/2024	001-37627

10.19.2+	Form of Inducement Restricted Share Unit Agreement, effective May 2024	Form 10-Q (Exhibit 10.2)	08/08/2024	001-37627

10.20.1	Open Market Sale Agreement, dated as of May 10, 2019, by and between the Registrant and Jefferies LLC	Form S-3ASR (Exhibit 1.2)	05/10/2019	333-231382

10.20.2	Amendment No. 1 to Open Market Sale Agreement, dated as of March 2, 2020, by and between the Registrant and Jefferies LLC	POSASR (Exhibit 1.3)	03/02/2020	333-231382

10.20.3	Amendment No. 2, dated March 3, 2022, to the Open Market Sale Agreement, dated as of May	Form 8-K (Exhibit 10.1)	03/03/2022	001-37627

10, 2019, by and between Wave Life Sciences Ltd. and Jefferies LLC

10.20.4	Amendment No. 3, dated November 12, 2024, to the Open Market Sale Agreement, dated as of May 10, 2019, by and between Wave Life Sciences Ltd. and Jefferies LLC		Form 10-Q (Exhibit 10.1)	11/12/2024	001-37627

19.1	Insider Trading Policy		Form 10-K (Exhibit 19.1)	03/05/2025	001-37627

21.1	List of Subsidiaries of the Registrant		Form 10-K (Exhibit 21.1)	03/12/2018	001-37627

23.1	Consent of Independent Registered Public Accounting Firm		Form 10-K (Exhibit 23.1)	02/26/2026	001-37627

24.1	Power of Attorney (included on signature page to the Original 10-K)		Form 10-K (Exhibit 24.1)	02/26/2026	001-37627

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)	X

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)	X

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer and Principal Financial Officer		Form 10-K (Exhibit 32)	02/26/2026	001-37627

97.1	Clawback Policy, effective as of October 2, 2023		Form 10-K (Exhibit 97.1)	03/06/2024	001-37627

101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document		Form 10-K (Exhibit 101.INS)	02/26/2026	001-37627

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents		Form 10-K (Exhibit 101.SCH)	02/26/2026	001-37627

104	The cover page for this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2025 has been formatted in Inline XBRL		Form 10-K (Exhibit 104)	02/26/2026	001-37627

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

Wave Life Sciences Ltd.

Date: April 30, 2026	By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer