Form 10-Q
period 2026-06-30
Wave Life Sciences Ltd.
filed 2026-07-30
CIK 1631574

le

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of outstanding ordinary shares of the registrant as of July 23, 2026 was 197,048,175.

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

Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on our estimates or projections of the future that are subject to known and unknown risks and uncertainties and other important factors that may cause our actual results, level of activity, performance or achievements expressed or implied by any forward-looking statement to differ. These risks, uncertainties and other factors include, among other things, our critical accounting policies; the ability of our preclinical studies to produce data sufficient to support the filing of global clinical trial applications and the timing thereof; our ability to continue to build and maintain the company infrastructure and personnel needed to achieve our goals; the clinical results and timing of our programs, which may not support further development of our product candidates; actions of regulatory agencies, which may affect the initiation, timing and progress of clinical trials; our effectiveness in managing current and future clinical trials and regulatory processes; the success of our platform in identifying viable candidates; the continued development and acceptance of nucleic acid therapeutics as a class of drugs; our ability to demonstrate the therapeutic benefits of our stereopure candidates in clinical trials, including our ability to develop candidates across multiple therapeutic modalities; our ability to obtain, maintain and protect intellectual property; our ability to enforce our patents against infringers and defend our patent portfolio against challenges from third parties; our ability to fund our operations and to raise additional capital as needed; competition from others developing therapies for similar uses; any impacts on our business as a result of or related to any local and global health epidemics, geopolitical conflicts, global economic uncertainty, the impact of tariffs and changes in economic policies, volatility in inflation, volatility in interest rates or market disruptions on our business; and our ability to satisfy closing conditions to the completion of the Redomiciliation within the expected timeframe or at all, as well as other risks and uncertainties under the caption “Risk Factors” and any other disclosures contained in this Quarterly Report on Form 10-Q and in other filings we make with the Securities and Exchange Commission (the “SEC”).

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$368,008	$602,068
Marketable securities	122,594	—
Accounts receivable	888	1,276
Prepaid expenses	12,121	8,395
Other current assets	3,897	3,075
Total current assets	507,508	614,814
Long-term assets:
Property and equipment, net of accumulated depreciation of $50,819 and $49,522 as of June 30, 2026 and December 31, 2025, respectively	6,833	7,405
Operating lease right-of-use assets	39,498	12,458
Restricted cash	3,815	3,806
Other assets	667	16
Total long-term assets	50,813	23,685
Total assets	$558,321	$638,499
Liabilities, Series A preferred shares, and shareholders’ equity
Current liabilities:
Accounts payable	$20,362	$15,700
Accrued expenses and other current liabilities	18,242	26,564
Current portion of deferred revenue	8,703	44,440
Current portion of operating lease liability	3,508	8,361
Total current liabilities	50,815	95,065
Long-term liabilities:
Deferred revenue, net of current portion	13,904	7,798
Operating lease liability, net of current portion	40,082	9,405
Total long-term liabilities	53,986	17,203
Total liabilities	$104,801	$112,268
Series A preferred shares, no par value; nil and 3,901,348 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	$—	$7,874
Shareholders’ equity:
Ordinary shares, no par value; 193,277,622 and 187,660,263 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	$1,627,209	$1,616,478
Additional paid-in capital	248,161	228,365
Accumulated other comprehensive loss	(172)	(250)
Accumulated deficit	(1,421,678)	(1,326,236)
Total shareholders’ equity	$453,520	$518,357
Total liabilities, Series A preferred shares, and shareholders’ equity	$558,321	$638,499

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$2,272	$8,699	$40,518	$17,874
Operating expenses:
Research and development	51,293	43,469	98,733	84,091
General and administrative	24,781	17,989	46,884	36,346
Total operating expenses	76,074	61,458	145,617	120,437
Loss from operations	(73,802)	(52,759)	(105,099)	(102,563)
Other income, net:
Interest income	4,722	2,372	10,013	5,247
Other expense	(275)	(82)	(356)	(31)
Total other income, net	4,447	2,290	9,657	5,216
Loss before income taxes	(69,355)	(50,469)	(95,442)	(97,347)
Income tax benefit	—	—	—	—
Net loss	$(69,355)	$(50,469)	$(95,442)	$(97,347)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.34)	$(0.31)	$(0.47)	$(0.60)
Weighted-average ordinary shares used in computing net loss per share attributable to ordinary shareholders—basic and diluted	204,008,712	163,987,640	202,098,901	163,266,106
Other comprehensive loss:
Net loss	$(69,355)	$(50,469)	$(95,442)	$(97,347)
Foreign currency translation gain	123	43	119	101
Unrealized loss on marketable securities	(41)	—	(41)	—
Comprehensive loss	$(69,273)	$(50,426)	$(95,364)	$(97,246)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED SHARES AND SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	3,901,348	$7,874	153,037,286	$1,175,181	$156,454	$(262)	$(1,121,858)	$209,515
Issuance of ordinary shares pursuant to the “at-the-market” equity program, net	—	—	97,375	1,262	—	—	—	1,262
Share-based compensation	—	—	—	—	4,953	—	—	4,953
Vesting of RSUs	—	—	18,019	—	—	—	—	—
Option exercises	—	—	853,881	2,451	—	—	—	2,451
Issuance of ordinary shares under the ESPP	—	—	86,752	442	—	—	—	442
Other comprehensive income	—	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	—	(46,878)	(46,878)
Balance at March 31, 2025	3,901,348	$7,874	154,093,313	$1,179,336	$161,407	$(204)	$(1,168,736)	$171,803
Issuance of ordinary shares pursuant to the “at-the-market” equity program, net	—	—	1,388,934	11,099	—	—	—	11,099
Share-based compensation	—	—	—	—	6,196	—	—	6,196
Vesting of RSUs	—	—	40,270	—	—	—	—	—
Option exercises	—	—	150,775	594	—	—	—	594
Other comprehensive income	—	—	—	—	—	43	—	43
Net loss	—	—	—	—	—	—	(50,469)	(50,469)
Balance at June 30, 2025	3,901,348	$7,874	155,673,292	$1,191,029	$167,603	$(161)	$(1,219,205)	$139,266

	Series A Preferred Shares		Ordinary Shares		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2025	3,901,348	$7,874	187,660,263	$1,616,478	$228,365	$(250)	$(1,326,236)	$518,357
Conversion of Series A preferred shares to ordinary shares	(3,901,348)	(7,874)	3,901,348	7,874	—	—	—	7,874
Share-based compensation	—	—	—	—	9,063	—	—	9,063
Vesting of RSUs	—	—	242,509	—	—	—	—	—
Option exercises	—	—	442,967	1,934	—	—	—	1,934
Issuance of ordinary shares under the ESPP	—	—	90,479	593	—	—	—	593
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(26,087)	(26,087)
Balance at March 31, 2026	—	$—	192,337,566	$1,626,879	$237,428	$(254)	$(1,352,323)	$511,730
Conversion of prefunded warrants to ordinary shares	—	—	822,638	—	—	—	—	—
Share-based compensation	—	—	—	—	10,733	—	—	10,733
Vesting of RSUs	—	—	40,949	—	—	—	—	—
Option exercises	—	—	76,469	330	—	—	—	330
Other comprehensive income	—	—	—	—	—	82	—	82
Net loss	—	—	—	—	—	—	(69,355)	(69,355)
Balance at June 30, 2026	—	$—	193,277,622	$1,627,209	$248,161	$(172)	$(1,421,678)	$453,520

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES LTD.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(95,442)	$(97,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	2,975	2,620
Depreciation of property and equipment	1,699	1,740
Accretion of investment premium	(65)	—
Share-based compensation expense	19,796	11,149
Changes in operating assets and liabilities:
Accounts receivable	388	(195)
Prepaid expenses	(3,726)	2,844
Other assets	(1,473)	(81)
Accounts payable	4,857	(1,776)
Accrued expenses and other current liabilities	(8,322)	(8,055)
Deferred revenue	(29,631)	(16,257)
Operating lease liabilities	(4,191)	(3,693)
Net cash used in operating activities	(113,135)	(109,051)
Cash flows from investing activities
Purchases of property and equipment	(1,322)	(471)
Purchases of marketable securities	(122,570)	—
Net cash used in investing activities	(123,892)	(471)
Cash flows from financing activities
Proceeds from issuance of ordinary shares pursuant to the “at-the-market” equity program, net of offering costs	—	12,361
Proceeds from the exercise of share options	2,264	3,045
Proceeds from the ESPP	593	442
Net cash provided by financing activities	2,857	15,848
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	119	101
Net decrease in cash, cash equivalents, and restricted cash	(234,051)	(93,573)
Cash, cash equivalents, and restricted cash, beginning of period	605,874	305,838
Cash, cash equivalents, and restricted cash, end of period	$371,823	$212,265
Supplemental disclosure of cash flow information
Operating lease right-of-use assets obtained in exchange for operating lease liabilities (See Note 2)	$(30,015)	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Wave Life Sciences Ltd.

Notes to Unaudited Consolidated Financial Statements

1. THE COMPANY

Organization

Wave Life Sciences Ltd. (together with its subsidiaries, “Wave” or the “Company”) is a clinical-stage biotechnology company focused on unlocking the broad potential of ribonucleic acid (“RNA”) medicines (also known as oligonucleotides), or those targeting RNA, to transform human health. The Company’s RNA medicines platform, PRISM®, combines multiple RNA medicines modalities, chemistry innovation, and deep insights in human genetics to deliver scientific breakthroughs that treat both rare and common disorders. The Company’s toolkit of RNA-targeting modalities, including RNA interference (“RNAi”) (SpiNA) and RNA editing (AIMers), provides us with unmatched capabilities for designing and sustainably delivering candidates that optimally address disease biology. The Company’s pipeline is focused on our obesity (WVE-007), alpha-1 antitrypsin deficiency (“AATD”) (WVE-006) and PNPLA3 I148M liver disease (WVE-008) programs, and also includes clinical programs for Duchenne muscular dystrophy (“DMD”) and Huntington’s disease (“HD”), as well as several preclinical programs utilizing its versatile RNA medicines platform.

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

On April 15, 2026, Wave Life Sciences Ltd., a public company limited by shares incorporated under the laws of the Republic of Singapore (“Wave-Singapore”), announced that it has decided to restructure its corporate group to cause the parent company of the group to be a Delaware corporation (the “Redomiciliation”). On June 22, 2026, the Company obtained the shareholder approval required in connection with the Redomiciliation to the United States by way of the implementation of a statutory procedure known as a scheme of arrangement under Section 210 of the Companies Act 1967 of Singapore (the “Scheme of Arrangement”). On July 14, 2026, the Scheme of Arrangement was approved by the High Court of the Republic of Singapore. The Company expects the Redomiciliation to take effect in August 2026. Under generally accepted accounting principles in the United States (“U.S. GAAP”), the Scheme of Arrangement required for the Redomiciliation will be accounted for consistent with a reorganization of entities under common control.

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

As of June 30, 2026, the Company had cash, cash equivalents and marketable securities of $490.6 million. The Company expects that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operations for at least the next twelve months from the issuance date of these financial statements. The Company has based this expectation on the best information available; however, the Company may use its available capital resources sooner than it currently expects. If the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be further reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. In addition, the Company may elect to raise additional funds before it needs them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if the Company expects it has sufficient funds for its current or future operating plans.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026, as amended on April 30, 2026 (the “2025 Annual Report on Form 10-K”), have had no material changes to the Company's significant accounting policies during the six months ended June 30, 2026 except as set forth below under “Fair Value of Financial Instruments,” and “Marketable Securities.”

Fair Value of Financial Instruments

The Company follows the provision of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements (“ASC 820”), which establishes a fair value hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the financial instrument and are developed based on the information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The hierarchy defines three levels of valuation inputs:

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

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair values requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Marketable Securities

The Company accounts for marketable securities in accordance with FASB ASC Topic 320, Investments - Debt and Equity Securities. Marketable securities are classified as available-for-sale and consist of government securities and obligations and corporate bonds with stated maturities of more than three months from the purchase date. Available-for-sale securities are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of other comprehensive income (loss). Realized gains or loss recognized upon the sale of marketable securities will be recorded within net income. Marketable securities are classified as current assets or non-current assets based on each security’s time to maturity as of the balance sheet date.

Lease Update

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

During the three months ended June 30, 2026, the Company entered into an amendment to extend the term of its Lexington, Massachusetts lease for its manufacturing facility through January 2038. As a result, the Company remeasured the related operating lease liability and recorded a corresponding increase of approximately $30.0 million to its operating lease right-of-use asset and operating lease liability.

Unaudited Interim Financial Data

The accompanying interim consolidated balance sheet as of June 30, 2026, the related interim consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025, the consolidated statements of Series A preferred shares and shareholders’ equity for the three months ended March 31 and June 30, 2026 and 2025, the consolidated statements of cash flows for the six months ended June 30, 2026 and 2025, and the related interim information contained within the notes to the unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2026 and 2025 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2026 and 2025. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other interim period or future year or period.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of June 30, 2026				As of December 31, 2025
		Fair Value Hierarchy				Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in thousands)				(in thousands)
Cash equivalents:
Corporate bonds	$5,221	$—	$5,221	$—	$—	$—	$—	$—
Money market funds	78,809	78,809	—	—	596,264	596,264	—	—
Commercial paper	7,983	7,983	—	—	—	—	—	—
U.S. Treasury securities	34,752	—	34,752	—	—	—	—	—

Marketable securities:
Corporate bonds	10,250	—	10,250	—	—	—	—	—
U.S. Treasury securities	44,804	—	44,804	—	—	—	—	—
U.S. Government securities	67,540	—	67,540	—	—	—	—	—
Total	$249,359	$86,792	$162,567	$—	$596,264	$596,264	$—	$—

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy. The carrying value of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. As of December 31, 2025, cash and cash equivalents were comprised of funds held in checking and money market accounts and were classified as Level 1.

Money market funds and commercial paper included within cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Government securities and obligations and corporate bonds are included within cash equivalents and marketable securities are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through using models or other valuation methodologies.

There were no transfers into or out of Level 3 in the periods presented.

4. MARKETABLE SECURITIES

The following table summarizes the Company’s available-for-sale marketable securities:

	As of June 30, 2026				As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)				(in thousands)
Corporate bonds	$10,253	$—	$(3)	$10,250	$—	$—	$—	$—
U.S. Treasury securities	44,825	—	(21)	44,804	—	—	—	—
U.S. Government securities	67,557	—	(17)	67,540	—	—	—	—
Total	$122,635	$—	$(41)	$122,594	$—	$—	$—	$—

The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the three and six months ended June 30, 2026 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for either period. The Company did not hold marketable securities as of December 31, 2025.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Accrued compensation	$10,370	$18,080
Accrued expenses related to CROs and CMOs	5,177	7,314
Accrued expenses and other current liabilities	2,695	1,170
Total accrued expenses and other current liabilities	$18,242	$26,564

6. SHARE-BASED COMPENSATION

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

During the six months ended June 30, 2026, the Company granted an aggregate of 5,235,284 options to employees and non-employee directors and 1,798,975 time-based RSUs to employees and non-employee directors.

As of June 30, 2026, 3,662,474 ordinary shares remained available for future grant under the 2021 Plan.

The table below shows the options and RSUs outstanding as of June 30, 2026 and 2025.

	As of June 30,
	2026	2025
Options to purchase ordinary shares	24,267,659	22,043,539
RSUs	3,180,057	1,827,750

The Wave Life Sciences Ltd. 2019 Employee Share Purchase Plan, as amended (the “ESPP”), allows full-time and certain part-time employees to purchase the Company’s ordinary shares at a discount to fair market value. Eligible employees may enroll in a six-month offering period beginning every January 15th and July 15th. Ordinary shares are purchased at a price equal to 85% of the lower of the fair market value of the Company’s ordinary shares on the first business day or the last business day of an offering period. The aggregate number of ordinary shares authorized for issuance under the ESPP was originally 1,000,000 and was subsequently increased to 3,000,000 in August 2023. During the six months ended June 30, 2026, 90,479 ordinary shares were issued under the ESPP. As of June 30, 2026, there were 2,070,902 ordinary shares available for issuance under the ESPP.

7. COLLABORATION AGREEMENTS

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

Based on these assessments, the Company identified two performance obligations in the GSK Collaboration Agreement: (1) AATD Collaboration consisting of the research and development services through completion of the Phase 1/2 study and research and development license for WVE-006 and (2) Discovery Research Collaboration which consists of research and development services for validating the targets for a research and development license for targets.

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

The following table summarizes the allocation of the total transaction price to the identified performance obligation under the GSK Collaboration Agreement, and the amount of the transaction price unsatisfied as of June 30, 2026 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied (1)
Performance Obligations:
AATD Collaboration	$166,778	$—
Discovery Research Collaboration	12,757	5,151
GSK Collaboration Programs	32,000	19,864
Total	$211,535	$25,015

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

For the three months ended June 30, 2026 and 2025, the Company recognized revenue of $2.3 million and $8.7 million, respectively, under the GSK Collaboration Agreement using the input method described above. For the six months ended June 30, 2026 and 2025, the Company recognized revenue of $40.5 million and $17.9 million, respectively, under the GSK Collaboration Agreement using the input method described above. Through June 30, 2026, the Company has recognized collaboration revenue of $186.5 million under the GSK Collaboration Agreement in the Company’s consolidated statements of operations and comprehensive loss.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue on June 30, 2026 is approximately $22.6 million, of which approximately $8.7 million was included in current liabilities and approximately $13.9 million was included in long-term liabilities. The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue on December 31, 2025 was approximately $52.2 million, of which approximately $44.4 million was included in current liabilities and $7.8 million was included in long-term liabilities.

8. NET LOSS PER ORDINARY SHARE

In connection with the underwritten public offering that the Company completed in December 2025, the Company sold pre-funded warrants to purchase up to 2,631,578 ordinary shares, which are included in the total vested and exercisable pre-funded warrants (the Company's pre-funded warrants outstanding are collectively referred to as the “Pre-Funded Warrants”). As of June 30, 2026 and 2025, there were 10,777,604 and 8,968,679, respectively, vested and exercisable Pre-Funded Warrants outstanding to purchase ordinary shares for the exercise price of $0.0001 per share, provided that, unless and until the Company obtains shareholder approval for the issuance of the shares underlying the Pre-Funded Warrants, a holder will not be entitled to exercise any portion of any Pre-Funded Warrant, which, upon giving effect to such exercise, would cause (i) the aggregate number of our ordinary shares beneficially owned by the holder (together with its affiliates) to exceed 4.99% (or at the election of such holder, 9.99% or 19.99%) of the number of our ordinary shares outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed 4.99% (or at the election of such holder, 9.99% or 19.99%) of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrants. The Pre-Funded Warrants are included in the weighted-average shares outstanding used in the calculation of basic net loss per share as the exercise price is negligible and the warrants are fully vested and exercisable.

Basic loss per share is computed by dividing net loss attributable to ordinary shareholders and Pre-Funded Warrant holders by the weighted-average number of ordinary shares and Pre-Funded Warrants outstanding.

The Company’s potentially dilutive shares, which include outstanding share options to purchase ordinary shares and RSUs, are considered to be ordinary share equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. In March 2026, the Company’s previously outstanding Series A preferred shares were converted to ordinary shares on a one-to-one basis and included in the calculation of net loss per share as of the date of conversion.

The following potential ordinary shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2026	2025
Options to purchase ordinary shares	24,267,659	22,043,539
RSUs	3,180,057	1,827,750

9. INCOME TAXES

During the six months ended June 30, 2026 and 2025, the Company recorded no income tax benefit or provision. The Company maintained a full valuation allowance for the three and six months ended June 30, 2026 and 2025 in all jurisdictions due to uncertainty regarding future taxable income.

10. GEOGRAPHIC DATA

Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2026 and December 31, 2025.

11. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

•
Pursuant to the terms of various contract research service agreements with Shin Nippon Biomedical Laboratories Ltd., a contract research organization and one of the Company’s shareholders, and its affiliates (together, “SNBL”), the Company paid SNBL $1.9 million and $4.8 million, respectively, during the three and six months ended June 30, 2026. The Company paid SNBL $0.1 million during the three and six months ended June 30, 2025. Through June 30, 2026, the Company has paid an aggregate of $8.2 million to SNBL for the aforementioned various service agreements. During the three and six months ended June 30, 2026, the Company incurred expenses of approximately $0.8 million and $2.2 million, respectively, related to the aforementioned various service agreements. During the three and six months ended June 30, 2025, the Company incurred expenses of approximately $1.0 million and $1.6 million, respectively, related to the aforementioned various service agreements.

12. SEGMENT INFORMATION

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

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company's single reporting segment. A reconciliation to consolidated operating expenses as the Company’s single segment operating loss for the three and six months ended June 30, 2026 and 2025 is included in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Research and development expenses:
INHBE program	$6,870	$3,515	$11,706	$6,054
AATD program	2,989	1,846	4,739	3,292
DMD program	3,953	2,681	8,091	5,719
HD program	157	789	220	1,956
Other research and development expenses(1), including PNPLA3, additional preclinical programs, PRISM	37,324	34,638	73,977	67,070
Total research and development expenses	51,293	43,469	98,733	84,091
General and administrative expenses	24,781	17,989	46,884	36,346
Total operating expenses	$76,074	$61,458	$145,617	$120,437

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026, as amended (the “2025 Annual Report on Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factors” section of our 2025 Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a clinical-stage biotechnology company focused on unlocking the broad potential of ribonucleic acid (“RNA”) medicines (also known as oligonucleotides), or those targeting RNA, to transform human health. Our RNA medicines platform, PRISM®, combines multiple RNA medicine modalities, chemistry innovation, and deep insights in human genetics to deliver scientific breakthroughs that treat both rare and common disorders. Our toolkit of RNA-targeting modalities, including RNA interference (“RNAi”) (SpiNA) and RNA editing (AIMers), provides us with unmatched capabilities for designing and sustainably delivering candidates that optimally address disease biology. Our pipeline is focused on our obesity (WVE-007), alpha-1 antitrypsin deficiency (“AATD”) (WVE-006) and PNPLA3 I148M liver disease (WVE-008) programs, and also includes clinical programs for Duchenne muscular dystrophy (“DMD”) and Huntington’s disease (“HD”), as well as several preclinical programs utilizing our versatile RNA medicines platform.

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

Obesity

WVE-007 is a GalNAc-siRNA that utilizes our proprietary design (“SpiNA”). WVE-007 is designed to silence INHBE mRNA to induce fat loss by stimulating lipolysis (fat breakdown) while preserving muscle mass to promote and maintain a healthy metabolic profile. There are approximately 175 million people in the United States and Europe, and over one billion people globally, living with obesity, and therapeutic options beyond GLP-1 receptor agonists are needed. GLP-1 receptor agonists lead to weight loss at the expense of muscle, suppress the general reward system, and are associated with a poor tolerability profile and high discontinuation rates. Heterozygous INHBE loss-of-function (“LoF”) human carriers exhibit a healthy metabolic profile, including reduced waist-to-hip ratio and reduced odds of developing type 2 diabetes or coronary artery disease, and reduction of INHBE by 50% or more is expected to promote a healthy metabolic profile.

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

The INLIGHT™ trial is our first-in-human clinical study of WVE-007 in individuals living with obesity. The Phase 1 single ascending dose (“SAD”) portion of the INLIGHT trial includes otherwise healthy adults living with overweight or obesity to assess safety, tolerability, pharmacokinetics (“PK”), Activin E, body weight, biomarkers and body composition as measured by Dual-Energy X-ray Absorptiometry (“DEXA”).

In December 2025, we announced positive interim data from the ongoing Phase 1, SAD portion of the INLIGHT trial, including three-month follow-up from the single subcutaneous 240 mg dose cohort in 32 individuals. These data demonstrated improvements in body composition including reduction in visceral fat, reduction in total fat mass, and preservation of muscle as measured by DEXA. Additionally, we shared that we observed consistent and durable serum Activin E reductions across participants, which support WVE-007’s potential for once or twice-yearly dosing. WVE-007 was generally safe and well tolerated across all dose levels (75 mg, 240 mg, 400 mg, and 600 mg).

In March 2026, we announced additional interim data from the Phase 1, SAD portion of the INLIGHT trial. Participants had an average BMI of 32 kg/m², a population with less fat and lower BMI than those in Phase 2 and 3 obesity studies. Key highlights from the update in March 2026 include:

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

The INLIGHT clinical trial is currently ongoing with 240 mg (n=32), 400 mg (n=32), and 600 mg (n=32) cohorts fully dosed. The INLIGHT trial is ongoing at multiple trial sites including in the United States, following clearance of an Investigational New Drug (“IND”) application. Additional data from the INLIGHT trial, including data from the 600 mg Phase 1 SAD cohort, are expected in the second half of 2026.

Dosing in the Phase 2a multidose portion of the INLIGHT trial of WVE-007 (INHBE GalNAc-siRNA) in individuals with higher BMI (35-50 kg/m2) with and without type 2 diabetes is underway. This placebo-controlled (3:1) Phase 2a study includes multiple assessments over a 12-month period, including body weight, waist circumference, body composition (MRI and DEXA), liver fat (MRI-PDFF), HbA1c, lipid levels, CRP, and muscle function. The results will inform further development of WVE-007 in obesity, as well as metabolic dysfunction-associated steatohepatitis (“MASH”), type 2 diabetes, and other cardiometabolic diseases. The first assessment in this portion of the trial is planned for three months after participants have received their first dose.

We expect to initiate combination and maintenance trials of WVE-007 in the second half of 2026.

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

Our RestorAATion clinical program investigating WVE-006 as a treatment for AATD is comprised of two parts: RestorAATion-1, a study of healthy volunteers, and RestorAATion-2, a Phase 1b/2a open label study designed to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetics of WVE-006 in patients with AATD. The trial includes both single ascending dose and multiple ascending dose portions. The RestorAATion-2 clinical trial is fully enrolled and dosing is complete in all cohorts (200 mg, 400 mg, and 600 mg).

We have shared interim data from the 200 mg and 400 mg single and multidose cohorts, as well as data from the 600 mg single dose cohort of RestorAAtion-2. Key highlights include:

-
Robust, dose-dependent reductions of circulating, mutant Z-AAT from baseline: 70.5% in the 200 mg biweekly dose cohort (seven doses) and 67.7% in the 400 mg monthly dose cohort (four doses).
-
Robust, dose-dependent restoration of wild-type M-AAT protein (canonical M-AAT) as a percentage of total circulating AAT: 64.4% in the 200 mg biweekly dose cohort (seven doses) and 58.7% in the 400 mg monthly dose cohort (four doses).
-
Restoration of dynamic AAT response: Three instances of dynamic and rapid production of serum AAT protein due to acute phase responses were observed across RestorAATion-2 as indicated by concurrent C-reactive protein (CRP) and AAT elevation; this included a total AAT level of 20.6 µM and M-AAT level of 10.3 µM observed in one individual during an acute phase response due to a kidney stone following a single 200 mg dose of WVE-006. Across all available RestorAATion-2 data, CRP increases were strongly correlated with increases in AAT (r=0.73, p<0.001, n=19).
-
Safety and durability: Data support monthly subcutaneous dosing, with editing sustained at least three months following the last dose in both the 200 mg and 400 mg multidose cohorts. WVE-006 continued to be well tolerated with a favorable safety profile. All adverse events (AEs) were mild to moderate in intensity, and there were no SAEs or clinically meaningful liver function test elevations.

We expect to share data from the 600 mg monthly multidose cohort of RestorAATion-2 in the second half of 2026.

Our request for a meeting regarding a potential accelerated approval pathway for WVE-006 was granted by the U.S. Food and Drug Administration (“FDA”). The meeting is scheduled for the end of summer 2026.

PNPLA3 I148M liver disease

To effectively address the manifestations of PNPLA3 I148M liver disease, we use our novel RNA editing approach and have advanced WVE-008, a GalNAc-conjugated AIMer, as our clinical candidate.

PNPLA3 I148M is a genetic driver of liver disease, including metabolic dysfunction-associated fatty liver disease (“MAFLD”), MASH, and alcoholic steatohepatitis (“ASH”). There are an estimated nine million homozygous PNPLA3 I148M individuals with liver disease in the United States and Europe. Homozygous carriers have a near nine-fold higher risk of liver-related death compared to non-carriers. Additionally, homozygous PNPLA3 I148M carriers with MASH may experience more severe disease with faster progression to advanced fibrosis and end-stage liver disease.

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

In preclinical studies, we have demonstrated that our PNPLA3 GalNAc-AIMer restores functional PNPLA3 protein and decreases lipid accumulation. We expect to file a clinical trial application for WVE-008 in the second half of 2026.

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

All participants in FORWARD-53 elected to advance to the extension portion of the clinical trial, which is currently ongoing with boys receiving monthly doses of WVE-N531. To augment monthly data and ensure a monthly regimen at a potential launch, we expanded FORWARD-53 to include additional boys on a monthly dosing regimen. We are evaluating the evolving regulatory and commercial landscape in DMD and exploring potential partnerships in advance of filing a New Drug Application (“NDA”).

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

Recent Developments

As previously disclosed on April 15, 2026, Wave Life Sciences Ltd., a public company limited by shares incorporated under the laws of the Republic of Singapore (“Wave-Singapore”), announced that it has decided to restructure its corporate group to cause the parent company of the group to be a Delaware corporation (the “Redomiciliation”). On June 22, 2026, we obtained the requisite shareholder approval required in connection with the Redomiciliation to the United States by way of the implementation of a statutory procedure known as a scheme of arrangement under Section 210 of the Companies Act 1967 of Singapore (the “Scheme of Arrangement”). On July 14, 2026, the Scheme of Arrangement was approved by the High Court of the Republic of Singapore. We expect the Redomiciliation to take effect in August 2026. Under U.S. GAAP, the Scheme of Arrangement required for the Redomiciliation will be accounted for consistent with a reorganization of entities under common control.

On June 29, 2026, we entered into an amendment to extend the term of our lease for our manufacturing facility in Lexington, Massachusetts. We leveraged market conditions to secure our existing, state-of-the-art, oligonucleotide space through at least January 2038. In addition to manufacturing space, the Lexington facility includes additional laboratory and office space. This facility supplements our existing Cambridge, Massachusetts laboratory and office space headquarters and enhances our ability to secure drug substance for current and future development activities.

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss for the three months ended June 30, 2026 and 2025 was $69.4 million and $50.5 million, respectively. Our net loss for the six months ended June 30, 2026 and 2025 was $95.4 million and $97.3 million, respectively. As of June 30, 2026 and December 31, 2025, we had an accumulated deficit of $1,421.7 million and $1,326.2 million, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

Revenue

We recognize collaboration revenue under the GSK Collaboration Agreement (as defined in Note 7 in the notes to our unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q), which became effective in January 2023. We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future.

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

Other Income, Net

Other income, net is comprised primarily of interest income on cash, cash equivalents and marketable securities and, refundable tax credits from tax authorities. We recognize refundable tax credits when there is reasonable assurance that we will comply with the requirements of the refundable tax credit and that the refundable tax credit will be received.

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

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Revenue	$2,272	$8,699	$(6,427)
Operating expenses:
Research and development	51,293	43,469	7,824
General and administrative	24,781	17,989	6,792
Total operating expenses	76,074	61,458	14,616
Loss from operations	(73,802)	(52,759)	(21,043)
Total other income, net	4,447	2,290	2,157
Loss before income taxes	(69,355)	(50,469)	(18,886)
Income tax benefit	—	—	—
Net loss	$(69,355)	$(50,469)	$(18,886)

Revenue

Revenue for the three months ended June 30, 2026 and 2025 was $2.3 million and $8.7 million, respectively, and is comprised of revenue earned under the GSK Collaboration Agreement.

Research and Development Expenses

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
INHBE program	$6,870	$3,515	$3,355
AATD program	2,989	1,846	1,143
DMD program	3,953	2,681	1,272
HD program	157	789	(632)
Other research and development expenses(1), including PNPLA3, additional preclinical programs, PRISM	37,324	34,638	2,686
Total research and development expenses	$51,293	$43,469	$7,824

(1) Includes expenses related to other research and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses, and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $51.3 million for the three months ended June 30, 2026, compared to $43.5 million for the three months ended June 30, 2025. The increase of approximately $7.8 million was due to the following:

•
an increase of $3.4 million in external expenses related to our INHBE program, including WVE-007 (RNAi);
•
an increase of $1.1 million in external expenses related to our AATD program, WVE-006 (RNA editing);
•
an increase of $1.3 million in external expenses related to our DMD program, including WVE-N531 (splicing);
•
a decrease of $0.6 million in external expenses related to our HD program, including WVE-003 (silencing); and
•
an increase of approximately $2.7 million in other research and development expenses, including PNPLA3, additional preclinical programs, PRISM, and internal and external research and development expenses that are not allocated on a program-by-program basis or are related to other discovery and development programs, and the identification of potential drug discovery candidates. This is mainly due to increases in compensation-related expenses, partially offset by decreases in other external research and development expenses.

General and Administrative Expenses

General and administrative expenses were $24.8 million for the three months ended June 30, 2026, as compared to approximately $18.0 million for the three months ended June 30, 2025. The increase of approximately $6.8 million was primarily driven by increases in compensation-related and other external expenses.

Other Income, Net

Other income, net for the three months ended June 30, 2026 and 2025 was $4.4 million and $2.3 million, respectively, and consisted primarily of interest income on cash, cash equivalents and marketable securities.

Income Tax Benefit

During the three months ended June 30, 2026 and 2025, we recorded no income tax benefit or provision. We maintained a full valuation allowance for the three months ended June 30, 2026 and 2025 in all jurisdictions due to uncertainty regarding future taxable income.

Comparison of the six months ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Revenue	$40,518	$17,874	$22,644
Operating expenses:
Research and development	98,733	84,091	14,642
General and administrative	46,884	36,346	10,538
Total operating expenses	145,617	120,437	25,180
Loss from operations	(105,099)	(102,563)	(2,536)
Total other income, net	9,657	5,216	4,441
Loss before income taxes	(95,442)	(97,347)	1,905
Income tax benefit	—	—	—
Net loss	$(95,442)	$(97,347)	$1,905

Revenue

Revenue for the six months ended June 30, 2026 and 2025 was $40.5 million and $17.9 million, respectively, and is comprised of revenue earned under the GSK Collaboration Agreement. The year-over-year change in revenue was primarily driven by the recognition of the remaining deferred revenue related to the AATD performance obligation ($35.9 million), which was fully satisfied upon the termination of the AATD license, in the six months ended June 30, 2026.

Research and Development Expenses

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
INHBE program	$11,706	$6,054	$5,652
AATD program	4,739	3,292	1,447
DMD program	8,091	5,719	2,372
HD program	220	1,956	(1,736)
Other research and development expenses(1), including PNPLA3, additional preclinical programs, PRISM	73,977	67,070	6,907
Total research and development expenses	$98,733	$84,091	$14,642

(1) Includes expenses related to other research and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses, and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $98.7 million for the six months ended June 30, 2026, compared to $84.1 million for the six months ended June 30, 2025. The increase of approximately $14.6 million was due to the following:

•
an increase of $5.7 million in external expenses related to our INHBE program, including WVE-007 (RNAi);
•
an increase of $1.4 million in external expenses related to our AATD program, WVE-006 (RNA editing);
•
an increase of $2.4 million in external expenses related to our DMD program, including WVE-N531 (splicing);
•
a decrease of $1.7 million in external expenses related to our HD program, including WVE-003 (silencing); and
•
an increase of approximately $6.9 million in other research and development expenses, including PNPLA3, additional preclinical programs, PRISM, and internal and external research and development expenses that are not allocated on a program-by-program basis or are related to other discovery and development programs, and the identification of potential drug discovery candidates. This is mainly due to increases in compensation-related expenses, partially offset by decreases in other external research and development expenses.

General and Administrative Expenses

General and administrative expenses were $46.9 million for the six months ended June 30, 2026, as compared to approximately $36.3 million for the six months ended June 30, 2025. The increase of approximately $10.6 million was primarily driven by increases in compensation-related and other external expenses.

Other Income, Net

Other income, net for the six months ended June 30, 2026 and 2025 was $9.7 million and $5.2 million, respectively, and consisted primarily of interest income on cash, cash equivalents and marketable securities.

Income Tax Benefit

During the six months ended June 30, 2026 and 2025, we recorded no income tax benefit or provision. We maintained a full valuation allowance for the six months ended June 30, 2026 and 2025 in all jurisdictions due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net operating losses. To date, we have primarily funded our operations through public and other registered offerings of our ordinary shares and other securities, collaborations with third parties and private placements of debt and equity securities. Through June 30, 2026, we have received an aggregate of approximately $2,086.7 million in net proceeds from these transactions, consisting of approximately $1,450.5 million in net proceeds from public and other registered offerings of our ordinary shares and other securities, $546.9 million from our collaborations and $89.3 million in net proceeds from private placements of our debt and equity securities.

As of June 30, 2026, we had cash and cash equivalents totaling $368.0 million, marketable securities of $122.6 million, restricted cash of $3.8 million and an accumulated deficit of $1,421.7 million.

We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months from the issuance date of these financial statements. We have based this expectation on assumptions that may prove to be incorrect, and we may use our available capital resources sooner than we currently expect. In addition, we may elect to raise additional funds before we need them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if we expect we have sufficient funds for our current or future operating plans.

Our operating lease commitments as of June 30, 2026 total approximately $65.3 million, of which approximately $2.9 million is related to payments in 2026 and approximately $62.4 million is related to payments beyond 2026.

On November 12, 2024, we filed a shelf registration statement on Form S-3ASR with the SEC for which we registered for sale an indeterminate amount of any combination of our ordinary shares, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the “2024 WKSI Shelf”. Our 2024 WKSI Shelf includes a prospectus covering up to an aggregate of $250.0 million in ordinary shares that we are able to issue and sell from time to time, through Jefferies LLC acting as our sales agent, pursuant to the Open Market Sale Agreement, dated May 10, 2019, as amended by Amendment No. 1, dated as of March 2, 2020, Amendment No. 2, dated as of March 3, 2022, and Amendment No. 3, dated November 12, 2024, for our “at-the-market” equity program. For the three and six months ended June 30, 2026, we made no sales under our “at-the-market" equity program.

Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our cash flow activity:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(113,135)	$(109,051)
Net cash used in investing activities	(123,892)	(471)
Net cash provided by financing activities	2,857	15,848
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	119	101
Net decrease in cash, cash equivalents, and restricted cash	$(234,051)	$(93,573)

Operating Activities

During the six months ended June 30, 2026, operating activities used $113.1 million of cash, due to our net loss of $95.4 million, by changes in operating assets and liabilities of $42.1 million and non-cash charges of $24.4 million. The largest changes in operating assets and liabilities were the $29.6 million decrease in deferred revenue and the $8.3 million decrease in accrued expenses and other current liabilities.

During the six months ended June 30, 2025, operating activities used $109.1 million of cash, due to our net loss of $97.3 million and changes in operating assets and liabilities of $27.2 million, offset by non-cash charges of $15.5 million. The largest changes in operating assets and liabilities were the $16.3 million decrease in deferred revenue and the $8.1 million decrease in accrued expenses and other current liabilities.

Investing Activities

During the six months ended June 30, 2026, investing activities used $123.9 million of cash, which was primarily related to purchases of marketable securities.

During the six months ended June 30, 2025, investing activities used $0.5 million of cash, related to purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities was $2.9 million, which was primarily due to $2.3 million in proceeds from the exercise of share options.

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

Foreign Currency Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial conditions, our results of operations or our cash flows. For the three and six months ended June 30, 2026 and 2025, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, certain of our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors entered into contracts, instructions or written plans (each, a “Rule 10b5-1 Trading Plan” and collectively, the “Rule 10b5-1 Trading Plans”) for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We describe the material terms of these Rule 10b5-1 Trading Plans below.

On May 26, 2026, Paul B. Bolno, M.D., MBA, our President and Chief Executive Officer, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 2,924,270 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Dr. Bolno's Rule 10b5-1 Trading Plan is active until December 31, 2026, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

On May 22, 2026, Erik Ingelsson, M.D., Ph.D., our Chief Scientific Officer, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 131,250 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Dr. Ingelsson's Rule 10b5-1 Trading Plan is active until March 15, 2027, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

On May 22, 2026, Kyle Moran, CFA, our Chief Financial Officer, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 225,000 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Mr. Moran's Rule 10b5-1 Trading Plan is active until March 19, 2027, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

On May 22, 2026, Chandra Vargeese, Ph.D., our Chief Technology Officer, Head of Platform Discovery Sciences, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 152,786 of our ordinary shares pursuant to the terms of such Rule 10b5-1 Trading Plan. Dr. Vargeese’s Rule 10b5-1 Trading Plan is active until February 26, 2027, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

Except as disclosed above, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended June 30, 2026.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1	Implementation Agreement, dated as of April 15, 2026		Form 8-K (Exhibit 2.1)	4/15/2026	001-37627

10.1+	Second Amendment (to Lease) by and between Wave Life Sciences USA, Inc. and Hartwell Innovation Campus, LLC LLC (as successor-in-interest to King 115 Hartwell LLC), dated as of June 29, 2026	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer	X

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its Inline XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

(+) Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to provide, on a supplemental basis, a copy of any omitted schedules and attachments to the Securities and Exchange Commission or its staff upon request.

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

WAVE LIFE SCIENCES LTD.

Date: July 30, 2026	By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2026	By:	/s/ Kyle Moran, CFA
Kyle Moran, CFA
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)