Form 10-Q
period 2026-09-30
Wave Life Sciences, Inc.
filed 2026-10-27
CIK 1631574

le

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-37627

WAVE LIFE SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-2115035 (I.R.S. Employer Identification No.)

733 Concord Avenue Cambridge, MA (Address of principal executive offices)	02138 (Zip Code)

(617) 949-2900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.001	WVE	The Nasdaq Global Market

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

As of October 21, 2026, the registrant had 197,228,968 shares of common stock outstanding.

WAVE LIFE SCIENCES, INC.

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

As used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise indicates, references to “Wave,” the “Company,” “we,” “our,” “us” or similar terms refer to Wave Life Sciences, Inc. and our wholly owned subsidiaries. The Wave Life Sciences, Inc. and Wave Life Sciences Pte. Ltd. names, the Wave Life Sciences mark, PRISM and the other registered and pending trademarks, trade names and service marks of Wave Life Sciences, Inc. appearing in this Quarterly Report on Form 10-Q are the property of Wave Life Sciences, Inc. This Quarterly Report on Form 10-Q also contains additional trade names, trademarks and service marks belonging to Wave Life Sciences, Inc. and to other companies. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us by, these other parties. Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q are referred to without the ® and ™ symbols, but such reference should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE LIFE SCIENCES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$197,315	$602,068
Marketable securities	233,434	—
Accounts receivable	12,000	1,276
Prepaid expenses	11,556	8,395
Other current assets	4,325	3,075
Total current assets	458,630	614,814
Long-term assets:
Property and equipment, net of accumulated depreciation of $51,391 and $49,522 as of September 30, 2026 and December 31, 2025, respectively	6,239	7,405
Long-term marketable securities	263	—
Operating lease right-of-use assets	38,088	12,458
Restricted cash	3,815	3,806
Other assets	895	16
Total long-term assets	49,300	23,685
Total assets	$507,930	$638,499
Liabilities, Series A preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$19,295	$15,700
Accrued expenses and other current liabilities	21,979	26,564
Current portion of deferred revenue	9,111	44,440
Current portion of operating lease liability	4,375	8,361
Total current liabilities	54,760	95,065
Long-term liabilities:
Deferred revenue, net of current portion	12,338	7,798
Operating lease liability, net of current portion	38,896	9,405
Total long-term liabilities	51,234	17,203
Total liabilities	$105,994	$112,268
Series A preferred stock, no par value; nil and 3,901,348 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	$—	$7,874
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 30,000,000 shares authorized; nil shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	$—	$—
Common stock, $0.001 par value per share; 500,000,000 shares authorized; 197,213,583 and nil shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	197	1,616,478
Additional paid-in capital	1,885,894	228,365
Accumulated other comprehensive loss	(565)	(250)
Accumulated deficit	(1,483,590)	(1,326,236)
Total stockholders’ equity	$401,936	$518,357
Total liabilities, Series A preferred stock, and stockholders’ equity	$507,930	$638,499

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$13,158	$7,608	$53,676	$25,482
Operating expenses:
Research and development	53,843	45,874	152,576	129,965
General and administrative	25,362	18,087	72,246	54,433
Total operating expenses	79,205	63,961	224,822	184,398
Loss from operations	(66,047)	(56,353)	(171,146)	(158,916)
Other income, net:
Interest income	4,378	2,177	14,391	7,424
Other income (expense)	(243)	324	(599)	293
Total other income, net	4,135	2,501	13,792	7,717
Loss before income taxes	(61,912)	(53,852)	(157,354)	(151,199)
Income tax benefit	—	—	—	—
Net loss	$(61,912)	$(53,852)	$(157,354)	$(151,199)
Net loss per share—basic and diluted	$(0.30)	$(0.32)	$(0.78)	$(0.92)
Weighted-average common stock used in computing net loss per share—basic and diluted	204,222,255	167,739,208	202,814,464	164,773,525
Other comprehensive loss:
Net loss	$(61,912)	$(53,852)	$(157,354)	$(151,199)
Foreign currency translation gain (loss)	(125)	(29)	(6)	72
Unrealized loss on marketable securities	(268)	—	(309)	—
Comprehensive loss	$(62,305)	$(53,881)	$(157,669)	$(151,127)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Series A Preferred Stock		Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	3,901,348	$7,874	153,037,286	$1,175,181	$156,454	$(262)	$(1,121,858)	$209,515
Issuance of common stock pursuant to the “at-the-market” equity program, net	—	—	97,375	1,262	—	—	—	1,262
Stock-based compensation	—	—	—	—	4,953	—	—	4,953
Vesting of RSUs	—	—	18,019	—	—	—	—	—
Option exercises	—	—	853,881	2,451	—	—	—	2,451
Issuance of common stock under the ESPP	—	—	86,752	442	—	—	—	442
Other comprehensive income	—	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	—	(46,878)	(46,878)
Balance at March 31, 2025	3,901,348	$7,874	154,093,313	$1,179,336	$161,407	$(204)	$(1,168,736)	$171,803
Issuance of common stock pursuant to the “at-the-market” equity program, net	—	—	1,388,934	11,099	—	—	—	11,099
Stock-based compensation	—	—	—	—	6,196	—	—	6,196
Vesting of RSUs	—	—	40,270	—	—	—	—	—
Option exercises	—	—	150,775	594	—	—	—	594
Other comprehensive income	—	—	—	—	—	43	—	43
Net loss	—	—	—	—	—	—	(50,469)	(50,469)
Balance at June 30, 2025	3,901,348	$7,874	155,673,292	$1,191,029	$167,603	$(161)	$(1,219,205)	$139,266
Issuance of common stock pursuant to the “at-the-market” equity program, net	—	—	3,934,128	30,212	—	—	—	30,212
Stock-based compensation	—	—	—	—	6,472	—	—	6,472
Vesting of RSUs	—	—	156,996	—	—	—	—	—
Option exercises	—	—	458,196	2,041	—	—	—	2,041
Issuance of common stock under the ESPP	—	—	65,869	439	—	—	—	439
Other comprehensive loss	—	—	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	—	—	(53,852)	(53,852)
Balance at September 30, 2025	3,901,348	$7,874	160,288,481	$1,223,721	$174,075	$(190)	$(1,273,057)	$124,549

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SERIES A PREFERRED STOCK AND STOCKHOLDERS’ EQUITY CONTINUED

(In thousands, except share amounts)

	Series A Preferred Stock		Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2025	3,901,348	$7,874	187,660,263	$1,616,478	$228,365	$(250)	$(1,326,236)	$518,357
Conversion of Series A preferred stock to common stock	(3,901,348)	(7,874)	3,901,348	7,874	—	—	—	7,874
Stock-based compensation	—	—	—	—	9,063	—	—	9,063
Vesting of RSUs	—	—	242,509	—	—	—	—	—
Option exercises	—	—	442,967	1,934	—	—	—	1,934
Issuance of common stock under the ESPP	—	—	90,479	593	—	—	—	593
Other comprehensive loss	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(26,087)	(26,087)
Balance at March 31, 2026	—	$—	192,337,566	$1,626,879	$237,428	$(254)	$(1,352,323)	$511,730
Conversion of pre-funded warrants to common stock	—	—	822,638	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,733	—	—	10,733
Vesting of RSUs	—	—	40,949	—	—	—	—	—
Option exercises	—	—	76,469	330	—	—	—	330
Other comprehensive income	—	—	—	—	—	82	—	82
Net loss	—	—	—	—	—	—	(69,355)	(69,355)
Balance at June 30, 2026	—	$—	193,277,622	$1,627,209	$248,161	$(172)	$(1,421,678)	$453,520
Conversion of pre-funded warrants to common stock	—	—	3,683,883	—	—	—	—	—
Exchange of ordinary shares for shares of common stock due to the Redomiciliation	—	—	—	(1,627,394)	1,627,394	—	—	—
Stock-based compensation	—	—	—	—	10,288	—	—	10,288
Vesting of RSUs	—	—	166,370	—	—	—	—	—
Option exercises	—	—	19,562	37	51	—	—	88
Issuance of common stock under the ESPP	—	—	66,146	345	—	—	—	345
Other comprehensive loss	—	—	—	—	—	(393)	—	(393)
Net loss	—	—	—	—	—	—	(61,912)	(61,912)
Balance at September 30, 2026	—	$—	197,213,583	$197	$1,885,894	$(565)	$(1,483,590)	$401,936

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WAVE LIFE SCIENCES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(157,354)	$(151,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	4,385	3,994
Depreciation of property and equipment	2,579	2,596
Accretion of investment premium	(596)	—
Net realized loss on sale of marketable securities	4	—
Stock-based compensation expense	30,084	17,621
Changes in operating assets and liabilities:
Accounts receivable	(10,724)	(8,578)
Prepaid expenses	(3,161)	2,891
Other assets	(2,129)	4,766
Accounts payable	3,519	(1,717)
Accrued expenses and other current liabilities	(4,585)	(4,594)
Deferred revenue	(30,789)	(13,865)
Operating lease liabilities	(4,510)	(5,632)
Net cash used in operating activities	(173,277)	(153,717)
Cash flows from investing activities
Purchases of property and equipment	(1,337)	(719)
Purchases of marketable securities	(236,499)	—
Sales and maturities of available-for-sale debt securities	3,085	—
Net cash used in investing activities	(234,751)	(719)
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to the “at-the-market” equity program, net of offering costs	—	42,573
Proceeds from the exercise of stock options	2,352	5,086
Proceeds from the ESPP	938	881
Net cash provided by financing activities	3,290	48,540
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(6)	72
Net decrease in cash, cash equivalents, and restricted cash	(404,744)	(105,824)
Cash, cash equivalents, and restricted cash, beginning of period	605,874	305,838
Cash, cash equivalents, and restricted cash, end of period	$201,130	$200,014
Supplemental disclosure of cash flow information
Operating lease right-of-use assets obtained in exchange for operating lease liabilities (See Note 2)	$(30,015)	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Wave Life Sciences, Inc.

Notes to Unaudited Consolidated Financial Statements

1. THE COMPANY

Organization

On August 7, 2026, as part of the previously announced plan to restructure the Wave Life Sciences group of companies to cause a Delaware corporation to be the parent company of the group (the “Redomiciliation”), Wave Life Sciences, Inc., a Delaware corporation (“Wave-Delaware”), became the ultimate parent company of the Wave Life Sciences group of companies pursuant to a statutory procedure known as a scheme of arrangement under the Companies Act 1967 of Singapore (the “Scheme of Arrangement”). Pursuant to the Scheme of Arrangement, all issued ordinary shares in the capital of Wave Life Sciences Ltd., a public company limited by shares incorporated under the laws of the Republic of Singapore (“Wave-Singapore”) as of immediately prior to the effective time of the Scheme of Arrangement were exchanged on a one-for-one basis for newly issued shares of common stock, par value $0.001 per share, of Wave-Delaware, and Wave-Singapore became a wholly owned subsidiary of Wave-Delaware.

The Scheme of Arrangement was accounted for as an exchange of equity interests among entities under common control. All assets and liabilities of Wave-Singapore were assumed by Wave-Delaware, resulting in the retention of the historical basis of accounting as if they had always been combined for accounting and financial reporting purposes.

The financial statements for periods post August 7, 2026, relate to Wave-Delaware, and for the periods prior to August 7, 2026, the effective date of the Redomiciliation, relate to Wave-Singapore. Unless stated otherwise or the context otherwise requires, references to “Wave”, “our”, or the “Company”, mean Wave Life Sciences, Inc. and its consolidated subsidiaries from and after the effective time of the Redomiciliation and, prior to that time, to our predecessor, Wave-Singapore.

Wave-Delaware (together with its subsidiaries, “Wave” or the “Company”) is a clinical-stage biotechnology company focused on unlocking the broad potential of ribonucleic acid (“RNA”) medicines (also known as oligonucleotides), or those targeting RNA, to transform human health. The Company’s RNA medicines platform, PRISM®, combines multiple RNA medicines modalities, chemistry innovation, and deep insights in human genetics to deliver scientific breakthroughs that treat both rare and common disorders. The Company’s toolkit of RNA-targeting modalities, including RNA interference (“RNAi”) (SpiNA) and RNA editing (AIMers), provides the Company with unmatched capabilities for designing and sustainably delivering candidates that optimally address disease biology. The Company’s lead pipeline programs include obesity (WVE-007), alpha-1 antitrypsin deficiency (“AATD”) (WVE-006) and PNPLA3 I148M liver disease (WVE-008), and the Company is also advancing several preclinical programs utilizing its versatile RNA medicines platform.

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

As of September 30, 2026, the Company had cash, cash equivalents and marketable securities of $431.0 million. The Company expects that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operations for at least the next twelve months from the issuance date of these financial statements. The Company has based this expectation on the best information available; however, the Company may use its available capital resources sooner than it currently expects. If the Company’s anticipated operating results are not achieved in future periods, planned expenditures may need to be further reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. In addition, the Company may elect to raise additional funds before it needs them if the conditions for raising capital are favorable due to market conditions or strategic considerations, even if the Company expects it has sufficient funds for its current or future operating plans.

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

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and in U.S. dollars.

2. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026, as amended on April 30, 2026 (the “2025 Annual Report on Form 10-K”), have had no material changes to the Company's significant accounting policies during the nine months ended September 30, 2026, except as set forth below under “Fair Value of Financial Instruments,” and “Marketable Securities.”

Fair Value of Financial Instruments

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements (“ASC 820”), which establishes a fair value hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the financial instrument and are developed based on the information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The hierarchy defines three levels of valuation inputs:

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

Marketable Securities

The Company accounts for marketable securities in accordance with FASB ASC Topic 320, Investments - Debt and Equity Securities. Marketable securities are classified as available-for-sale and consist of government securities and obligations and corporate bonds with stated maturities of more than three months from the purchase date. Available-for-sale securities are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of other comprehensive income (loss). Realized gains or losses recognized upon the sale of marketable securities will be recorded within net income. Marketable securities are classified as current assets or non-current assets based on each security’s time to maturity as of the balance sheet date.

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

Unaudited Interim Financial Data

The accompanying interim consolidated balance sheet as of September 30, 2026, the related interim consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025, the consolidated statements of Series A preferred stock and stockholders’ equity for the three months ended March 31, June 30, and September 30, 2026 and 2025, the consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025, and the related interim information contained within the notes to the unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and the notes required by U.S. GAAP for complete financial statements. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2026 and 2025 are unaudited. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2026 and 2025. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other interim period or future year or period.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of September 30, 2026				As of December 31, 2025
		Fair Value Hierarchy				Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in thousands)				(in thousands)
Cash equivalents:
Corporate bonds	$428	—	428	—
Money market funds	16,808	16,808	—	—	596,264	596,264	—	—

Marketable securities:
Corporate bonds	76,382	—	76,382	—	—	—	—	—
Treasury Bills	55,338	—	55,338	—	—	—	—	—
U.S. Government securities	101,977	—	101,977	—	—	—	—	—
Total	$250,933	$16,808	$234,125	$—	$596,264	$596,264	$—	$—

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

Money market funds included within cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Government securities and obligations and corporate bonds included within cash equivalents and marketable securities are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through using models or other valuation methodologies.

There were no transfers into or out of Level 3 in the periods presented.

4. MARKETABLE SECURITIES

The following table summarizes the Company’s available-for-sale marketable securities:

	As of September 30, 2026				As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)				(in thousands)
Corporate bonds	$76,518	$—	$(136)	$76,382	$—	$—	$—	$—
Treasury Bills	55,359	—	(21)	55,338	—	—	—	—
U.S. Government securities	102,129	—	(152)	101,977	—	—	—	—
Total	$234,006	$—	$(309)	$233,697	$—	$—	$—	$—

Amounts in the table above at fair value were classified on our consolidated balance sheet as follows:

	As of September 30, 2026	As of December 31, 2025
	(in thousands)	(in thousands)
Marketable securities	$233,434	$—
Long-term marketable securities	263	—
Total	$233,697	$—

The amortized cost of marketable debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. There was an insignificant realized loss recognized on the maturity of marketable securities for the three and nine months ended September 30, 2026 and, as a result, the Company did not reclassify the corresponding amount out of accumulated other comprehensive loss for either period. The Company did not hold marketable securities as of December 31, 2025.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Accrued compensation	$12,907	$18,080
Accrued expenses related to CROs and CMOs	6,365	7,314
Accrued expenses and other current liabilities	2,707	1,170
Total accrued expenses and other current liabilities	$21,979	$26,564

6. STOCK-BASED COMPENSATION

For the period prior to the Redomiciliation, the Company’s stockholders’ equity reflects Wave-Singapore’s outstanding ordinary shares, all of which were publicly traded on The Nasdaq Global Market. After the close of market trading on August 7, 2026, all Wave-Singapore outstanding ordinary shares were exchanged on a one-for-one basis for newly issued shares of Wave-Delaware common stock and Wave-Singapore became a wholly-owned subsidiary of Wave-Delaware. Effective upon the completion of the Redomiciliation, Wave-Delaware assumed Wave-Singapore’s 2014 Plan (as defined below), 2021 Plan (as defined below), Nasdaq Inducement Restricted Share Unit Award Grant Notice and Nasdaq Inducement Restricted Share Unit Agreement, Nasdaq Inducement Non-qualified Share Option Grant Notice and Nasdaq Inducement Non-qualified Share Option Agreement, and ESPP (as defined below), and all outstanding awards and rights thereunder. In addition, the 2021 Plan and the ESPP were amended and restated, and conforming amendments were made to the 2014 Plan (solely to continue administering awards outstanding thereunder) and the Nasdaq Inducement forms, in each case, to provide, among other things, that the securities issuable in connection with awards thereunder (including the purchase rights under the ESPP) are shares of Wave-Delaware common stock rather than ordinary shares of Wave-Singapore. The assumed awards and rights continue to have substantially the same terms and conditions that applied prior to the consummation of the Redomiciliation, provided, that securities issuable in connection with awards thereunder are in shares of Wave-Delaware common stock rather than ordinary shares of Wave-Singapore.

The Wave-Delaware 2021 Equity Incentive Plan was approved by the Company’s stockholders and went into effect on August 10, 2021 and was amended effective as of August 9, 2022, August 1, 2023, August 6, 2024, August 5, 2025, and August 7, 2026 (as amended, the “2021 Plan”). The 2021 Plan serves as the successor to the Wave Life Sciences, Inc. 2014 Equity Incentive Plan, as amended (the “2014 Plan”), such that outstanding awards granted under the 2014 Plan continue to be governed by the terms of the 2014 Plan, but no awards may be made under the 2014 Plan after August 10, 2021. The aggregate number of shares of common stock authorized for issuance of awards under the 2021 Plan was originally 5,450,000 shares of common stock, and was subsequently increased to 11,450,000, 17,950,000, 22,950,000, and 30,950,000 in August 2022, August 2023, August 2024, and August 2025, respectively, plus the number of shares of common stock underlying any awards under the 2014 Plan that are forfeited, cancelled or otherwise terminated (other than by exercise or withheld by the Company to satisfy any tax withholding obligation) on or after August 10, 2021.

The 2021 Plan authorizes (and the 2014 Plan previously authorized) the Company’s board of directors or a committee of the board of directors to, among other things, grant non-qualified stock options, restricted awards, which include restricted stock and restricted stock units (“RSUs”), and performance awards to eligible employees, consultants, and non-employee directors of the Company. The Company accounts for grants to its non-employee directors as grants to employees.

Options generally vest over periods of one to four years, and options that are forfeited or cancelled are available to be granted again. The contractual life of options is generally ten years from the grant date. RSUs can be time-based or performance-based. Time-based RSUs generally vest over a period of one to four years. Vesting of the performance-based RSUs is contingent on the occurrence of certain regulatory or commercial milestones. Any RSUs that are forfeited are available to be granted again.

During the nine months ended September 30, 2026, the Company granted an aggregate of 5,776,284 options to employees and non-employee directors and 1,880,550 time-based RSUs to employees and non-employee directors.

As of September 30, 2026, 3,901,362 shares of common stock remained available for future grant under the 2021 Plan.

The table below shows the options and RSUs outstanding as of September 30, 2026 and 2025.

	As of September 30,
	2026	2025
Options to purchase shares of common stock	24,367,464	22,295,058
RSUs	3,030,432	1,794,333

The Wave Life Sciences, Inc. 2019 Employee Stock Purchase Plan, as amended (the “ESPP”), allows full-time and certain part-time employees to purchase shares of the Company’s common stock at a discount to fair market value. Eligible employees may enroll in a six-month offering period beginning every January 15th and July 15th. Shares of common stock are purchased at a price equal to 85% of the lower of the fair market value of the Company’s common stock on the first business day or the last business day of an offering period. The aggregate number of shares of common stock authorized for issuance under the ESPP was originally 1,000,000 and was subsequently increased to 3,000,000 in August 2023. During the nine months ended September 30, 2026, 156,625 shares of common stock were issued under the ESPP. As of September 30, 2026, there were 2,004,756 shares of common stock available for issuance under the ESPP.

7. COLLABORATION AGREEMENTS

GSK Collaboration and Equity Agreements

On December 13, 2022, Wave Life Sciences USA, Inc. and Wave Life Sciences UK Limited entered into a Collaboration and License Agreement (the “GSK Collaboration Agreement”) with GlaxoSmithKline Intellectual Property (No. 3) (“GSK”). Pursuant to the GSK Collaboration Agreement, Wave and GSK agreed to collaborate on the research, development, and commercialization of oligonucleotide therapeutics, which originally included an exclusive global license to WVE-006. The discovery collaboration component has an initial four-year research term and combines Wave’s proprietary discovery and drug development platform, PRISM, with GSK’s unique genetic insights and its global development and commercial capabilities. On January 27, 2023, the GSK Collaboration Agreement became effective, and GSK paid Wave an upfront payment of $120.0 million.

Simultaneously with the execution of the GSK Collaboration Agreement, Wave entered into a Share Purchase Agreement (the “SPA”) on December 13, 2022, with Glaxo Group Limited (“GGL”), an affiliate of GSK, pursuant to which Wave agreed to sell 10,683,761 shares of its common stock to GGL at a purchase price of $4.68 per share (the “GSK Equity Investment”). The GSK Equity Investment closed on January 26, 2023, following the completion of customary closing conditions. The shares of common stock purchased by GGL in the GSK Equity Investment carry certain registration rights customary for transactions of this kind. The Company did not incur any material costs in connection with the issuance of the shares of common stock under the SPA.

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

The Company assessed this arrangement in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) and concluded that the contract counterparty, GSK, is a customer for the AATD Collaboration prior to GSK exercising its option and for the Discovery Research Collaboration programs during the target validation research term. The Company identified the following material promises under the arrangement: (1) the exclusive global license for WVE-006; (2) the research and development services for WVE-006 through the Phase 1/2 study; (3) the discovery research services under the Discovery Research Collaboration to perform target validation programs; (4) research and development license for the Discovery Research Collaboration; and (5) the research and development services for the GSK collaboration programs through completion of a candidate selection. The research and development services for WVE-006 were determined to not be distinct from the exclusive global license and should therefore be combined into a single performance obligation for the AATD Collaboration. The research and development services for the Discovery Research Collaboration were determined to not be distinct from the research and development license for the Discovery Research Collaboration and should therefore be combined into a single performance obligation. In addition, the Company determined the standalone selling price for the option to advance up to eight programs from the Discovery Research Collaboration and determined it did not provide a material right to GSK.

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

The following table summarizes the allocation of the total transaction price to the identified performance obligations under the GSK Collaboration Agreement, and the amount of the transaction price unsatisfied as of September 30, 2026 (in thousands):

	Transaction Price Allocated	Transaction Price Unsatisfied (1)
Performance Obligations:
AATD Collaboration	$166,778	$—
Discovery Research Collaboration	7,792	—
GSK Collaboration Programs	32,000	18,893
Total	$206,570	$18,893

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

During the three months ended September 30, 2026, the Company was notified that GSK has selected a candidate to transition into GSK’s development pipeline, triggering a $12.0 million milestone payment to the Company from GSK which was included in accounts receivable as of September 30, 2026, and recorded to revenue in the three and nine months ended September 30, 2026,

For the three months ended September 30, 2026 and 2025, the Company recognized revenue of $13.2 million and $7.6 million, respectively, under the GSK Collaboration Agreement using the input method described above. For the nine months ended September 30, 2026 and 2025, the Company recognized revenue of $53.7 million and $25.5 million, respectively, under the GSK Collaboration Agreement using the input method described above which includes the recognition of the remaining deferred revenue related to the AATD performance obligation ($35.9 million), and the $12.0 million milestone during the nine months ended September 30, 2026. Through September 30, 2026, the Company has recognized collaboration revenue of $199.7 million under the GSK Collaboration Agreement in the Company’s consolidated statements of operations and comprehensive loss.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue on September 30, 2026 is approximately $21.4 million, of which approximately $9.1 million was included in current liabilities and approximately $12.3 million was included in long-term liabilities. The aggregate amount of the transaction price allocated to the Company’s unsatisfied and partially unsatisfied performance obligations and recorded in deferred revenue on December 31, 2025 was approximately $52.2 million, of which approximately $44.4 million was included in current liabilities and $7.8 million was included in long-term liabilities.

8. NET LOSS PER SHARE

In connection with various public offerings, the Company sold pre-funded warrants to purchase shares of common stock to certain investors (the “Pre-Funded Warrants”). As of September 30, 2026 and 2025, there were 7,093,656 and 8,968,679, respectively, vested and exercisable Pre-Funded Warrants outstanding to purchase shares of common stock for the exercise price of $0.0001 per share, provided that, unless and until the Company obtains stockholder approval for the issuance of the shares of common stock underlying the Pre-Funded Warrants, a holder will not be entitled to exercise any portion of any Pre-Funded Warrant, which, upon giving effect to such exercise, would cause (i) the aggregate number of shares of our common stock beneficially owned by the holder (together with its affiliates) to exceed 4.99% (or at the election of such holder, 9.99% or 19.99%) of the number of shares of our common stock outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed 4.99% (or at the election of such holder, 9.99% or 19.99%) of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrants. The Pre-Funded Warrants are included in the weighted-average common shares outstanding used in the calculation of basic net loss per share as the exercise price is negligible and the warrants are fully vested and exercisable.

Basic loss per share is computed by dividing net loss attributable to common stockholders and Pre-Funded Warrant holders by the weighted-average number of shares of common stock and Pre-Funded Warrants outstanding.

The Company’s potentially dilutive shares, which include outstanding stock options to purchase shares of common stock and RSUs, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. In March 2026, the Company’s previously outstanding Series A preferred stock was converted to shares of common stock on a one-to-one basis and included in the calculation of net loss per share as of the date of conversion.

The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stock for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2026	2025
Options to purchase shares of common stock	24,367,464	22,295,058
RSUs	3,030,432	1,794,333

9. INCOME TAXES

During the nine months ended September 30, 2026 and 2025, the Company recorded no income tax benefit or provision. The Company maintained a full valuation allowance for the three and nine months ended September 30, 2026 and 2025 in all jurisdictions due to uncertainty regarding future taxable income.

10. GEOGRAPHIC DATA

Substantially all of the Company’s long-lived assets were located in the United States as of September 30, 2026 and December 31, 2025.

11. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions:

•
Pursuant to the terms of various contract research service agreements with Shin Nippon Biomedical Laboratories Ltd., a contract research organization and one of the Company’s stockholders, and its affiliates (together, “SNBL”), the Company paid SNBL $0.7 million and $5.5 million, respectively, during the three and nine months ended September 30, 2026. The Company paid SNBL $0.6 million during the three and nine months ended September 30, 2025. Through September 30, 2026, the Company has paid an aggregate of $8.9 million to SNBL for the aforementioned various service agreements. During the three and nine months ended September 30, 2026, the Company incurred expenses of approximately $0.9 million and $3.1 million, respectively, related to the aforementioned various service agreements. During the three and nine months ended September 30, 2025, the Company incurred expenses of approximately $1.5 million and $3.1 million, respectively, related to the aforementioned various service agreements.

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

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company's single reporting segment. A reconciliation to consolidated operating expenses as the Company’s single segment operating loss for the three and nine months ended September 30, 2026 and 2025 is included in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Research and development expenses:
INHBE program	$6,374	$4,574	$18,080	$10,628
AATD program	3,057	967	7,796	4,259
DMD program	3,633	4,973	11,724	10,692
HD program	250	487	470	2,443
Other research and development expenses(1), including PNPLA3, additional preclinical programs, PRISM	40,529	34,873	114,506	101,943
Total research and development expenses	53,843	45,874	152,576	129,965
General and administrative expenses	25,362	18,087	72,246	54,433
Total operating expenses	$79,205	$63,961	$224,822	$184,398

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

Overview

We are a clinical-stage biotechnology company focused on unlocking the broad potential of ribonucleic acid (“RNA”) medicines (also known as oligonucleotides), or those targeting RNA, to transform human health. Our RNA medicines platform, PRISM®, combines multiple RNA medicine modalities, chemistry innovation, and deep insights in human genetics to deliver scientific breakthroughs that treat both rare and common disorders. Our toolkit of RNA-targeting modalities, including RNA interference (“RNAi”) (SpiNA) and RNA editing (AIMers), provides us with unmatched capabilities for designing and sustainably delivering candidates that optimally address disease biology. Our lead pipeline programs include obesity (WVE-007), alpha-1 antitrypsin deficiency (“AATD”) (WVE-006), and PNPLA3 I148M liver disease (WVE-008), and we are also advancing several preclinical programs utilizing our versatile RNA medicines platform.

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
•
WVE-006 is a GalNAc-conjugated RNA editing oligonucleotide (AIMer) for AATD; and
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
-
The 400 mg cohort had a leaner baseline body composition, with lower BMI and more participants (10 out of 24 individuals) with healthy levels of visceral fat (≤500 g). A post-hoc analysis of the three-month 400 mg cohort results demonstrated robust and statistically significant average reduction in visceral fat (-7.8%, p<0.05) in individuals with higher baseline visceral fat (>500 g), emphasizing the impact of baseline body composition on therapeutic effect.
-
Consistent, durable, and dose-dependent serum Activin E reductions sustained through at least seven months continue to support WVE-007’s potential for once or twice-yearly dosing, with a mean maximum reduction of up to 88%.
-
WVE-007 was generally safe and well tolerated across all dose levels (75 mg, 240 mg, 400 mg, and 600 mg).

The INLIGHT clinical trial is currently ongoing with 240 mg (n=32), 400 mg (n=32), and 600 mg (n=32) cohorts fully dosed. The INLIGHT trial is ongoing at multiple trial sites including in the United States, following clearance of an Investigational New Drug (“IND”) application. Additional data from the INLIGHT trial, including data from the 600 mg Phase 1 SAD cohort, are expected in the fourth quarter of 2026.

Dosing in the Phase 2a multidose portion of the INLIGHT trial of WVE-007 (INHBE GalNAc-siRNA) in individuals with higher BMI (35-50 kg/m2) with and without type 2 diabetes is ongoing. This placebo-controlled (3:1) Phase 2a study includes multiple assessments over a 12-month period, including body weight, waist circumference, body composition (MRI and DEXA), liver fat (MRI-PDFF), HbA1c, lipid levels, CRP, and muscle function. The results will inform further development of WVE-007 in obesity, as well as metabolic dysfunction-associated steatohepatitis (“MASH”), type 2 diabetes, and other cardiometabolic diseases. The first assessment in this portion of the trial is planned for three months after participants have received their first dose.

The INLIGHT clinical program is also evaluating WVE-007 in combination with tirzepatide as a treatment for obesity and other cardiometabolic indications, including MASH. The placebo-controlled (3:1) Phase 2a combination trial will evaluate 240 mg and 400 mg doses of WVE-007 in combination with weekly tirzepatide compared to tirzepatide alone in individuals living with obesity (BMI 35-50 kg/m2) and type 2 diabetes.

We also expect to initiate a clinical trial of WVE-007 as a maintenance therapy to preserve weight loss following discontinuation of incretin treatment in the fourth quarter of 2026.

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
-
Restoration of dynamic AAT response: Three instances of dynamic and rapid production of serum AAT protein due to acute phase responses were observed across RestorAATion-2 as indicated by concurrent C-reactive protein (“CRP”) and AAT elevation; this included a total AAT level of 20.6 µM and M-AAT level of 10.3 µM observed in one individual during an acute phase response due to a kidney stone following a single 200 mg dose of WVE-006. Across all available RestorAATion-2 data, CRP increases were strongly correlated with increases in AAT (r=0.73, p<0.001, n=19).
-
Safety and durability: Data support monthly subcutaneous dosing, with editing sustained at least three months following the last dose in both the 200 mg and 400 mg multidose cohorts. WVE-006 continued to be well tolerated with a favorable safety profile. All adverse events (AEs) were mild to moderate in intensity, and there were no SAEs or clinically meaningful liver function test elevations.

We expect to share data from the 600 mg monthly multidose cohort of RestorAATion-2 in the fourth quarter of 2026.

In October 2026, we announced alignment with the U.S. Food and Drug Administration (“FDA”) on key aspects of our planned registrational pathway for WVE-006. Planning is underway for a two-year registrational trial to support potential full approval, with a one-year interim analysis to support potential accelerated approval based on AATD biomarkers.

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

In preclinical studies, we have demonstrated that our PNPLA3 GalNAc-AIMer restores functional PNPLA3 protein and decreases lipid accumulation. We expect to file a clinical trial application for WVE-008 in the fourth quarter of 2026.

Huntington’s disease (“HD”) and Duchenne muscular dystrophy (“DMD”)

In HD, WVE-003 is our clinical-stage stereopure allele-selective oligonucleotide that incorporates our proprietary PN chemistry and is designed to selectively target rs362273, a variant of the single nucleotide polymorphism (“SNP”), “mHTT SNP3”, associated with the disease-causing mHTT mRNA transcript within the HTT gene (Iwamoto et al., MTNA). In DMD, WVE-N531 is our clinical-stage compound designed to skip exon 53 within the dystrophin gene – a therapeutic approach that would address approximately 8-10% of DMD cases. We continue partnering discussions for WVE-003 and WVE-N531.

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

Through our collaboration with GlaxoSmithKline Intellectual Property (No. 3) (“GSK”), we are actively working on multiple target validation programs as GSK-partnered programs, for which all of our costs and expenses are prepaid by GSK. In September 2026, GSK selected a GalNAc-siRNA candidate to transition into GSK’s pipeline, resulting in a $12 million milestone to Wave. With this new hepatic program now transitioning to candidate, our collaboration momentum continues as we have three additional programs rapidly advancing towards candidate selection, all leveraging our proprietary PRISM chemistry.

Recent Developments

On August 7, 2026, as part of the previously announced plan to restructure the Wave Life Sciences group of companies to cause a Delaware corporation to be the parent company of the group (the “Redomiciliation”), Wave Life Sciences, Inc., a Delaware corporation (“Wave-Delaware”), became the ultimate parent company of the Wave Life Sciences group of companies pursuant to a statutory procedure known as a scheme of arrangement under the Companies Act 1967 of Singapore (the “Scheme of Arrangement”). Pursuant to the Scheme of Arrangement, all issued ordinary shares in the capital of Wave Life Sciences Ltd., a public company limited by shares incorporated under the laws of the Republic of Singapore (“Wave-Singapore”) as of immediately prior to the effective time of the Scheme of Arrangement were exchanged on a one-for-one basis for newly issued shares of common stock, par value $0.001 per share, of Wave-Delaware, and Wave-Singapore became a wholly owned subsidiary of Wave-Delaware.

Financial Operations Overview

We have never been profitable, and since our inception, we have incurred significant operating losses. Our net loss for the three months ended September 30, 2026 and 2025 was $61.9 million and $53.9 million, respectively. Our net loss for the nine months ended September 30, 2026 and 2025 was $157.4 million and $151.2 million, respectively. As of September 30, 2026 and December 31, 2025, we had an accumulated deficit of $1,483.6 million and $1,326.2 million, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

•
compensation-related expenses, including employee salaries, bonuses, stock-based compensation expense and other related benefits expenses for personnel in our research and development organization;
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

Our research and development expenses consist primarily of expenses related to our CROs, CMOs, consultants, other external vendors and fees paid to global regulatory agencies to conduct our clinical trials, in addition to compensation-related expenses, internal manufacturing expenses, facility-related expenses and other general operating expenses. These expenses are incurred in connection with research and development efforts and our preclinical studies and clinical trials. We track certain external expenses on a program-by-program basis. However, we do not allocate compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expenses, facility-related expenses or other operating expenses to specific programs. These expenses, which are not allocated on a program-by-program basis, are included in the “Other research and development expenses, including PNPLA3, additional preclinical programs, PRISM” category along with other external expenses related to our discovery and development programs, as well as platform development and identification of potential drug discovery candidates.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation-related expenses, including salaries, bonuses, stock-based compensation and other related benefits costs for personnel in our executive, finance, corporate, legal and administrative functions, as well as compensation-related expenses for our board of directors. General and administrative expenses also include legal fees; expenses associated with being a public company; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; other operating costs; and facility-related expenses.

Other Income, Net

Other income, net is comprised primarily of interest income on cash, cash equivalents and marketable securities and, refundable tax credits from tax authorities. We recognize refundable tax credits when there is reasonable assurance that we will comply with the requirements of the refundable tax credit and that the refundable tax credit will be received.

Income Taxes

Following the Redomiciliation, we are a Delaware corporation subject to taxation in the United States and various other jurisdictions, including Singapore, where our wholly owned subsidiary, Wave Life Sciences Pte. Ltd., is incorporated.

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

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Revenue	$13,158	$7,608	$5,550
Operating expenses:
Research and development	53,843	45,874	7,969
General and administrative	25,362	18,087	7,275
Total operating expenses	79,205	63,961	15,244
Loss from operations	(66,047)	(56,353)	(9,694)
Total other income, net	4,135	2,501	1,634
Loss before income taxes	(61,912)	(53,852)	(8,060)
Income tax benefit	—	—	—
Net loss	$(61,912)	$(53,852)	$(8,060)

Revenue

Revenue for the three months ended September 30, 2026 and 2025 was $13.2 million and $7.6 million, respectively, and is comprised of revenue earned under the GSK Collaboration Agreement.

Research and Development Expenses

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
INHBE program	$6,374	$4,574	$1,800
AATD program	3,057	967	2,090
DMD program	3,633	4,973	(1,340)
HD program	250	487	(237)
Other research and development expenses(1), including PNPLA3, additional preclinical programs, PRISM	40,529	34,873	5,656
Total research and development expenses	$53,843	$45,874	$7,969

(1) Includes expenses related to other research and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses, and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $53.8 million for the three months ended September 30, 2026, compared to $45.9 million for the three months ended September 30, 2025. The increase of $8.0 million was due to the following:

•
an increase of $1.8 million in external expenses related to our INHBE program, including WVE-007 (RNAi);
•
an increase of $2.1 million in external expenses related to our AATD program, WVE-006 (RNA editing);
•
a decrease of $1.3 million in external expenses related to our DMD program, including WVE-N531 (splicing);
•
a decrease of $0.2 million in external expenses related to our HD program, including WVE-003 (silencing); and
•
an increase of approximately $5.7 million in other research and development expenses, including PNPLA3, additional preclinical programs, PRISM, and internal and external research and development expenses that are not allocated on a program-by-program basis or are related to other discovery and development programs, and the identification of potential drug discovery candidates. This is mainly due to increases in compensation-related expenses, partially offset by decreases in other external research and development expenses.

General and Administrative Expenses

General and administrative expenses were $25.4 million for the three months ended September 30, 2026, as compared to approximately $18.1 million for the three months ended September 30, 2025. The increase of approximately $7.3 million was primarily driven by increases in compensation-related and other external expenses.

Other Income, Net

Other income, net for the three months ended September 30, 2026 and 2025 was $4.1 million and $2.5 million, respectively, and consisted primarily of interest income on cash, cash equivalents and marketable securities.

Income Tax Benefit

During the three months ended September 30, 2026 and 2025, we recorded no income tax benefit or provision. We maintained a full valuation allowance for the three months ended September 30, 2026 and 2025 in all jurisdictions due to uncertainty regarding future taxable income.

Comparison of the nine months ended September 30, 2026 and 2025

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Revenue	$53,676	$25,482	$28,194
Operating expenses:
Research and development	152,576	129,965	22,611
General and administrative	72,246	54,433	17,813
Total operating expenses	224,822	184,398	40,424
Loss from operations	(171,146)	(158,916)	(12,230)
Total other income, net	13,792	7,717	6,075
Loss before income taxes	(157,354)	(151,199)	(6,155)
Income tax benefit	—	—	—
Net loss	$(157,354)	$(151,199)	$(6,155)

Revenue

Revenue for the nine months ended September 30, 2026 and 2025 was $53.7 million and $25.5 million, respectively, and is comprised of revenue earned under the GSK Collaboration Agreement. The year-over-year change in revenue was primarily driven by the recognition of the remaining deferred revenue related to the AATD performance obligation ($35.9 million), which was fully satisfied upon the termination of the AATD license, and the $12.0 million milestone in the nine months ended September 30, 2026.

Research and Development Expenses

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
INHBE program	$18,080	$10,628	$7,452
AATD program	7,796	4,259	3,537
DMD program	11,724	10,692	1,032
HD program	470	2,443	(1,973)
Other research and development expenses(1), including PNPLA3, additional preclinical programs, PRISM	114,506	101,943	12,563
Total research and development expenses	$152,576	$129,965	$22,611

(1) Includes expenses related to other research and development programs, identification of potential drug discovery candidates, compensation-related expenses, internal manufacturing expenses, equipment repairs and maintenance expense, facility-related expenses, and other operating expenses, which are not allocated to specific programs.

Research and development expenses were $152.6 million for the nine months ended September 30, 2026, compared to $130.0 million for the nine months ended September 30, 2025. The increase of $22.6 million was due to the following:

•
an increase of $7.5 million in external expenses related to our INHBE program, including WVE-007 (RNAi);
•
an increase of $3.5 million in external expenses related to our AATD program, WVE-006 (RNA editing);
•
an increase of $1.0 million in external expenses related to our DMD program, including WVE-N531 (splicing);
•
a decrease of $2.0 million in external expenses related to our HD program, including WVE-003 (silencing); and
•
an increase of approximately $12.6 million in other research and development expenses, including PNPLA3, additional preclinical programs, PRISM, and internal and external research and development expenses that are not allocated on a program-by-program basis or are related to other discovery and development programs, and the identification of potential drug discovery candidates. This is mainly due to increases in compensation-related expenses, partially offset by decreases in other external research and development expenses.

General and Administrative Expenses

General and administrative expenses were $72.2 million for the nine months ended September 30, 2026, as compared to approximately $54.4 million for the nine months ended September 30, 2025. The increase of approximately $17.8 million was primarily driven by increases in compensation-related and other external expenses.

Other Income, Net

Other income, net for the nine months ended September 30, 2026 and 2025 was $13.8 million and $7.7 million, respectively, and consisted primarily of interest income on cash, cash equivalents and marketable securities.

Income Tax Benefit

During the nine months ended September 30, 2026 and 2025, we recorded no income tax benefit or provision. We maintained a full valuation allowance for the nine months ended September 30, 2026 and 2025 in all jurisdictions due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

Since our inception, we have not generated any product revenue and have incurred recurring net operating losses. To date, we have primarily funded our operations through public and other registered offerings of our common stock and other securities, collaborations with third parties and private placements of debt and equity securities. Through September 30, 2026, we have received an aggregate of approximately $2,086.7 million in net proceeds from these transactions, consisting of approximately $1,450.5 million in net proceeds from public and other registered offerings of our common stock and other securities, $546.9 million from our collaborations and $89.3 million in net proceeds from private placements of our debt and equity securities.

As of September 30, 2026, we had cash and cash equivalents totaling $197.3 million, marketable securities of $233.4 million, restricted cash of $3.8 million and an accumulated deficit of $1,483.6 million.

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

Our operating lease commitments as of September 30, 2026 total approximately $64.4 million, of which approximately $2.0 million is related to payments in 2026 and approximately $62.4 million is related to payments beyond 2026.

On November 12, 2024, Wave-Singapore filed a shelf registration statement on Form S-3ASR with the SEC, which we refer to as the “2024 WKSI Shelf,” covering the offering, issuance and sale from time to time of an indeterminate amount of common stock, debt securities, warrants, rights and/or units. In connection with the Redomiciliation, Wave-Delaware, as successor to Wave-Singapore, filed Post-Effective Amendment No. 1 to the 2024 WKSI Shelf pursuant to Rule 414(d) under the Securities Act to adopt the 2024 WKSI Shelf as its own. The 2024 WKSI Shelf includes a prospectus covering the offer and sale of up to $250.0 million of our common stock pursuant to our “at-the-market” equity program through Jefferies LLC, as sales agent, under the Amended and Restated Open Market Sale Agreement, dated August 7, 2026. For the three and nine months ended September 30, 2026, we made no sales under our “at-the-market" equity program.

Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Cash Flows

The following table summarizes our cash flow activity:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(173,277)	$(153,717)
Net cash used in investing activities	(234,751)	(719)
Net cash provided by financing activities	3,290	48,540
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(6)	72
Net decrease in cash, cash equivalents, and restricted cash	$(404,744)	$(105,824)

Operating Activities

During the nine months ended September 30, 2026, operating activities used $173.3 million of cash, due to our net loss of $157.4 million and changes in operating assets and liabilities of $52.4 million, partially offset by non-cash charges of $36.5 million. The largest changes in operating assets and liabilities were the $30.8 million decrease in deferred revenue and the $10.7 million increase in accounts receivable.

During the nine months ended September 30, 2025, operating activities used $153.7 million of cash, due to our net loss of $151.2 million and changes in operating assets and liabilities of $26.7 million, partially offset by non-cash charges of $24.2 million. The largest changes in operating assets and liabilities were the $13.9 million decrease in deferred revenue and the $8.6 million increase in accounts receivable.

Investing Activities

During the nine months ended September 30, 2026, investing activities used $234.8 million of cash, which was primarily related to purchases of marketable securities.

During the nine months ended September 30, 2025, investing activities used $0.7 million of cash, related to purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2026, net cash provided by financing activities was $3.3 million, which was primarily due to $2.4 million in proceeds from the exercise of stock options.

During the nine months ended September 30, 2025, net cash provided by financing activities was $48.5 million, which was primarily due to $42.6 million in net proceeds from sales under our “at-the-market” equity program and $5.1 million in proceeds from the exercise of stock options.

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

Adequate additional funds may not be available to us on acceptable terms when we need them, or at all. We do not currently have any committed external source of funds, except for possible future payments from GSK under our collaboration with them. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute our stockholders’ ownership interests.

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

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. Our cash, cash equivalents and marketable securities consist of funds held in checking accounts and money market accounts, as well as corporate bonds, U.S. government securities and treasury bills. The primary objective of our investment activities is to preserve our capital for the purpose of funding operations and we do not enter into investments for trading or speculative purposes.

Foreign Currency Risk

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Historically, we have not hedged our foreign currency exposure. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial condition, our results of operations or our cash flows. For the three and nine months ended September 30, 2026 and 2025, changes in foreign currency exchange rates did not have a material impact on our historical financial position, our business, our financial condition, our results of operations or our cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, certain of our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors entered into contracts, instructions or written plans (each, a “Rule 10b5-1 Trading Plan” and collectively, the “Rule 10b5-1 Trading Plans”) for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We describe the material terms of these Rule 10b5-1 Trading Plans below.

On August 7, 2026, Chris Wright, M.D., Ph.D., our Chief Medical Officer, adopted a Rule 10b5-1 Trading Plan providing for the sale of up to an aggregate of 60,000 shares of our common stock pursuant to the terms of such Rule 10b5-1 Trading Plan. Dr. Wright’s Rule 10b5-1 Trading Plan is active until November 23, 2027, or earlier, if and when all transactions under the Rule 10b5-1 Trading Plan are completed.

On July 30, 2026, Paul B. Bolno, M.D., MBA, our President and Chief Executive Officer, terminated a Rule 10b5-1 Trading Plan that was originally adopted on May 26, 2026. Dr. Bolno’s former Rule 10b5-1 Trading Plan provided for the sale of up to an aggregate of 2,924,270 shares of our common stock. No shares were sold under Dr. Bolno’s Rule 10b5-1 Trading Plan prior to its termination.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of Wave Life Sciences, Inc., adopted as of August 6, 2026.		Form 8-K12B (Exhibit 3.1)	8/7/2026	001-37627

3.2	Amended and Restated Bylaws of Wave Life Sciences, Inc., adopted as of August 7, 2026.		Form 8-K12B (Exhibit 3.2)	8/7/2026	001-37627

10.1	Form of Indemnification Agreement.		Form 8-K12B (Exhibit 10.1)	8/7/2026	001-37627

10.2	Amendment to Wave Life Sciences Ltd. 2014 Equity Incentive Plan, as amended, effective as of August 7, 2026.		Form 8-K12B (Exhibit 10.2)	8/7/2026	001-37627

10.3	Wave Life Sciences, Inc. Amended and Restated 2021 Equity Incentive Plan, effective as of August 7, 2026.		Form 8-K12B (Exhibit 10.3)	8/7/2026	001-37627

10.4	Amendment to the Wave Life Sciences, Inc. Nasdaq Inducement Restricted Stock Unit Award Grant Notice and Nasdaq Inducement Restricted Stock Unit Agreement, effective as of August 7, 2026.		Form 8-K12B (Exhibit 10.4)	8/7/2026	001-37627

10.5	Amendment to the Wave Life Sciences, Inc. Nasdaq Inducement Non-qualified Stock Option Grant Notice and Nasdaq Inducement Non-qualified Stock Option Agreement, effective as of August 7, 2026.		Form 8-K12B (Exhibit 10.5)	8/7/2026	001-37627

10.6	Amended and Restated Wave Life Sciences, Inc. 2019 Employee Stock Purchase Plan, effective as of August 7, 2026.		Form 8-K12B (Exhibit 10.6)	8/7/2026	001-37627

10.7	Form of Non-qualified Stock Option Agreement under the Amended and Restated 2021 Equity Incentive Plan, effective as of August 7, 2026.		Form S-8 POS (Exhibit 99.4.1)	8/10/2026	333-291409

10.8	Form of Restricted Stock Unit Agreement under the Amended and Restated 2021 Equity Incentive Plan, effective as of August 7, 2026.		Form S-8 POS (Exhibit 99.6.1)	8/10/2026	333-291409

10.9	Form of Non-qualified Stock Option Agreement for UK Participants under the Amended and Restated 2021 Equity Incentive Plan, effective as of August 7, 2026.		Form S-8 POS (Exhibit 99.7.1)	8/10/2026	333-291409

10.10	Form of Restricted Stock Unit Agreement for UK Participants under the Amended and Restated 2021 Equity Incentive Plan, effective as of August 7, 2026.		Form S-8 POS (Exhibit 99.7.2)	8/10/2026	333-291409

10.11	Assignment, Assumption and Amendment to Share Purchase Agreement by and between Wave Life Sciences, Inc. and C.P. Pharmaceuticals International C.V., dated as of August 7, 2026.	X

10.12	Amended and Restated Open Market Sale AgreementSM, dated as of August 7, 2026, by and between Wave Life Sciences, Inc. and Jefferies LLC.		POSASR (Exhibit 1.2)	8/10/2026	333-283122

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X

32*	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer	X

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its Inline XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

(*) The certifications attached as Exhibit 32 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Wave Life Sciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAVE LIFE SCIENCES, INC.

Date: October 27, 2026	By:	/s/ Paul B. Bolno, M.D., MBA
Paul B. Bolno, M.D., MBA
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2026	By:	/s/ Kyle Moran, CFA
Kyle Moran, CFA
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)